Form 10QSB
period 1996-04-30
INFOSAFE SYSTEMS INC
filed 1996-06-14
CIK 894738

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                                  -------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended April 30, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _____ to _____

                           Commission File No. 1-25362

                             INFOSAFE SYSTEMS, INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

             Delaware                                    13-3645702
  (State or Other Jurisdiction of                     (I.R.S. Employer
  Incorporation or organization)                   Identification Number)

                               342 Madison Avenue
                                    Suite 622
                               New York, NY 10173
                    (Address of Principal Executive Offices)

                                 (212) 867-7200
                (Issuer's Telephone Number, Including Area Code)

                                 Not Applicable
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

                 Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes X                               No

                 State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                  Class                          Outstanding at June 10, 1996:

  Class A Common Stock, $.01 par value                 2,734,975 shares

  Class B Common Stock, $.01 par value                 1,469,050 shares



                  Traditional Small Business Disclosure Format

                      Yes  X                              No

                             INFOSAFE SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                              INDEX TO FORM 10-QSB

                                                                         PAGE
                                                                         ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Condensed Balance Sheets as of July 31, 1995
     and April 30,1996  (unaudited)..................................     3

Condensed Statements of Operations for the Three
     and Nine Months ended April 30, 1995 and April
     30, 1996
      (unaudited) and for the period November 18, 1991
      (inception) to April 30, 1996(unaudited).......................     4

Condensed Statements of Cash Flows for the Nine
     Months ended April 30, 1995 and April 30, 1996
     (unaudited) and for the period November 18, 1991
     (inception) to April 30, 1996 (unaudited).......................     5

Notes to Condensed Financial Statements..............................     6

Item 2.  Management's Discussion and Analysis
     of Financial Condition and Results
     of Operations...................................................     8

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings...........................................    12

Item 5.  Other Information...........................................    14

Item 6.  Exhibits and Reports on Form 8-K............................    16
SIGNATURES...........................................................    17


0050095.01

PART I.  FINANCIAL INFORMATION

Item 1:  Financial Statements

                             INFOSAFE SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            CONDENSED BALANCE SHEETS

                                                                                     July 31,            April 30,
                               A S S E T S                                            1995                 1996
                               -----------                                        -------------         ----------
                                                                                                        (Unaudited)
Current assets:
     Cash and cash equivalents..................................................      $ 154,726        $    67,747
     Marketable securities - available for sale.................................      3,743,281          1,500,145
     Other current assets.......................................................        317,506            220.895
                                                                                     ----------         ----------
              Total current assets..............................................      4,215,513          1,788,787

Equipment held for lease (Note C)...............................................        772,603            426,397
Noncurrent assets...............................................................        563,091            496,378
                                                                                   ------------       ------------

              T O T A L.........................................................    $ 5,551,207         $2,711,562
                                                                                     ==========          =========

                             L I A B I L I T I E S

Current liabilities:

     Accounts payable and accrued liabilities...................................     $  409,042          $ 402,894
     Settlement payable (NoteD).................................................        340,000            229,055
     Due to stockholder.........................................................         60,000             60,000
                                                                                       --------        -----------
              Total current liabilities.........................................        809,042            691,949

Non current liabilities.........................................................        114,888             12,266
                                                                                        -------             ------
              Total liabilities.................................................        923,930            704,215
                                                                                     ----------         ----------

Commitments and contingencies (Note D)

                          STOCKHOLDERS' EQUITY

Common Stock:
     Class    A - par value $.01 per share, 20,000,000 shares authorized, one vote per share; 2,420,913 and 2,734,975
               (unaudited) shares issued and outstanding, respectively..........         24,209             27,350
     Class B - par value $.01 per share, 2,000,000 shares
              authorized, six votes per share; 1,494,987 and 1,469,050 shares issued and outstanding, respectively  including 781,244 shares
              held in escrow....................................................          1,556              1,297
     Class E-1 - par value $.01 per share, 2,000,000 shares
              authorized, one vote per share; 1,347,372 shares
              issued and to be issued,  redemption value $.0001 per share.......         13,473             13,473
     Class E-2 - par value $.01 per share, 2,000,000 shares
              authorized, one vote per share; 1,347,372 shares
              issued and to be issued, redemption value $.0001 per share........         13,473             13,473
Additional paid-in capital......................................................      9,221,820          9,404,252
(Deficit) accumulated during the development stage..............................     (4,737,574)        (7,470,688)
Unrealized gain on marketable securities........................................         90,320             18,190
                                                                                  -------------      -------------
Total stockholders' equity......................................................      4,627,277          2,007,347
                                                                                   ------------         ----------

              T O T A L.........................................................$     5,551,207        $ 2,711,562
                                                                                 ==============         ==========

              The accompanying notes are an integral part of these
                        condensed financial statements.

                             INFOSAFE SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                                                    Period From
                                                     Three Months Ended              Nine Months Ended           November 18, 1991
                                                         APRIL  30,                      APRIL 30,                (Inception) to
                                                  ------------------------         --------------------
                                                   1995             1996             1995           1996          APRIL 30, 1996
                                                   ----             ----             ----           ----          --------------
Revenue
   License fees............................        --               --               --               --             $ 350,000
   Other revenues..........................    $105,780        $   15,625         $ 105,780          $51,496           242,068
                                               ---------       ----------         ---------          -------           -------

   T o t a l...............................    105,780            15,625            105,780           51,496           592,068
                                               -------            -------           -------           ------           -------

Expenses:
   Cost of revenue.........................       42,625           20,799            80,405           71,924           195,104
   Write down of assets held for lease (Note C)                  470,000                             470,000          470,000
    Operating expenses.....................      561,672         851,116          1,319,674        2,402,928         7,007,353
                                                 -------         --------         ---------        ---------         ---------

       T o t a l...........................      604,297        1,341,915         1,400,079        2,944,852         7,672,457
                                                --------        ---------         ---------        ---------         ---------

Operating loss.............................     (498,517)       (1326,290)       (1,294,299)       (2,893,356)      (7,080,389)

Interest income............................       66,635           32,629            82,622           179,004          345,626
Settlement expense (Note D)................     (325,000)                          (325,000)                          (340,000)
Interest expense (including debt
     discount and deferred financing fees...                      ( 3,887)         (344,841)          (18,762)        (387,525)
                                            ---------------       --------         ---------          --------        ---------

Net (loss)..................................   $(756,882)     $(1,297,548)      $(1,881,518)      $(2,733,114)     $(7,426,288)
                                               ==========     ============      ============      ============     ============

Net (loss) per common share.................       $(.25)           $(.38)            $(.94)            $(.80)
                                                   ======           ======            ======            ======

Weighted average number of common
     shares and common shares equivalent
     outstanding............................   2,992,320        3,422,781          2,011,984        73,422,781
                                               =========        =========          =========        ==========


                 The accompanying notes are an integral part of
                     these condensed financial statements.

                             INFOSAFE SYSTEMS, INC.
                          (a development stage company)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                                        For the
                                                                                                      Period from
                                                          Nine Months Ended                       November 18, 1991
                                                              APRIL  30,                           (Inception) to
                                                     1995                  1996                    APRIL 30, 1996
                                                     ----                  ----                    --------------
Cash flows from operating activities:

Net (loss)...............................        $(1,881,518)           $(2,733,114)                 $(7,462,288)
    Write off equipment held for lease...                                  470,000                      470,000
    Other net cash provided by (used in)
       operating activities..............           (453,378)                (1,693)                     234,306
                                              ---------------          -------------               -------------
    Net cash (used in) operating activities       (2,334,896)            (2,264,807)                  (6,757,982)

Cash flows from investing activities....
    Purchase of marketable securities....                                  (746,150)                 (10,924,452)
    Sale of marketable securities........                                 2,917,156                    9,442,497
    Other investing activities...........           (129,256)               (39,019)                    (608,018)
                                                -------------           ------------                -------------
   Net cash provided by (used in)
                  investing activities              (129,256)             2,131,987                   (2,089,973)

Cash flows from financing activities
    Proceeds from issuance of common stock         8,912,500                                          11,025,260
    Cost in connection with sale of common
      securities........................          (1,688,447)                                         (2,027,906)
    Payment of deferred financing costs.            (209,419)                                           (224,919)
    Proceeds from bridge loan...........           1,500,000                                           1,500,000
    Payment of bridge loan..............          (1,500,000)                                         (1,500,000)
    Exercise of warrants................                                    185,313                      213,063
    Other financing activities..........                                   (139,472)                     (69,796)
                                         -------------------          --------------            -----------------
   Net cash provided by financing activities
                                                   7,014,634                 45,841                    8,915,702

NET INCREASE (DECREASE) IN CASH                    4,550,482                (86,979)                     67,747

Cash beginning of period...............               18,253                154,726
                                                 -----------             ----------

CASH END OF PERIOD.....................           $4,568,735                $67,747                      $67,747
                                                  ==========                =======                      =======


              The accompanying notes are an integral part of these
                        condensed financial statements.

                             INFOSAFE SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)



(NOTE A)   Basis of Presentation and the Company:

         (1)      Basis of presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 3 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three-month and nine month periods ended April 30, 1996 and for the period from November 18, 1991 (inception) to April 30, 1996 are not necessarily indicative of the results that may be expected for the year ending July 31, 1996.

         The balance sheet at July 31, 1995 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the audited financial statements and footnotes thereto included in the Form 10-KSB, for the Company's fiscal year ended July 31, 1995.

         (2)      Organization and business:

         Infosafe Systems, Inc. (the "Company") is a development stage company engaged in the design, development and marketing of systems for securing, controlling, metering and auditing electronic products, documents and programs, used in stand alone applications, corporate networks and open systems such as the Internet, across all operating platforms without risk of compromising and exposing the digital products to theft or corruption.

(NOTE B) - Summary of Significant Accounting Policies:

         Net loss per share of common shares is based on the weighted average number of shares outstanding during the period excluding Class B shares in escrow, all Class E-1 and Class E-2 shares. In 1995, the loss per share computation includes options and warrants issued within twelve months of the Company's initial public offering, using the treasury stock method.

                             INFOSAFE SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)




(NOTE C)- Equipment Held for Lease:

         Equipment held for lease is composed of an encryption and metering control unit (the "Mark III') and CD-ROMs. The CD-ROMs contain encrypted digital images used exclusively for the Design Palette(TM) system. The Mark III is also used as part of the Design Palette and has other applications currently in development by the Company. The Company received notice from its single largest supplier of digital images for the Design Palette that the supplier wishes to terminate its participation in the Design Palette program effective November 30, 1996, which will require the Company to replace the CD-ROMs from such supplier. In addition, the Company's management has determined that the quantity of Mark IIIs produced by the Company is expected to exceed the anticipated demand for these units. Therefore the Company has written off assets held for lease in the amount of $470,000, which is the carrying cost of the CD-ROMs and the carrying cost of the anticipated excess Mark III units.


(NOTE D) - Accrued Judgments and Contingencies:

         (1) On September 24, 1994 the Company received a demand for arbitration by International Development Partners ("IDP"), an entity with which it had a prior contractual relationship, asserting IDP's right to payment of cash and warrants to purchase shares of the Company's Class A Common Stock. The payment sought is alleged to be due in connection with financing for the Company. On October 12, 1994, the Company filed an action claiming that the agreements with IDP and its principal are void due to fraud and misrepresentation and seeking damages in excess of $1,000,000. An arbitration award has been issued in favor of IDP for $205,000 cash, 84,375 warrants and other expenses and accrued interest. The Company accrued $340,000 which is an estimated liability as a result of the award, including an estimated warrant value of $125,000 at the date of the award. During August 1995, the Company obtained a $240,000 letter of credit from its bank collateralized by the Company's marketable securities to be used in connection with suspension of execution of the arbitration award pending the Company's appeal. During October 1995 approximately $107,000 was removed from the Company's checking account and is being held by the Court pending results of legal proceedings. The Company believes that this claim is without merit and is appealing the arbitration award. The Company also intends to pursue its claims against IDP and its principal.

         (2) The Company and its President are parties to an action brought by Wave Systems Corp. ("Wave"), the former employer of such officer. Wave, a competitor of the Company, is seeking, among other things, to enjoin the Company and such officer from using or disclosing allegedly confidential and/or propriety information and/or trade secrets and from unfairly competing with Wave. Wave was seeking an award of damages in excess of $10 million, plus attorneys' fees.

         In December 1994, a Motion to Dismiss the complaint on behalf of the defendants was filed and oral arguments were held on June 12, 1995. Certain of the claims advanced by Wave were dismissed by the Court on February 6, 1996. In April 1996, the Company presented to the court an affidavit from Dr. John Michener, Wave's former Chief Scientist for seven years and the Wave officer who verified Wave's complaint, stating Dr. Michener's belief that the Company had not misappropriated any proprietary technical information or trade secrets belonging to Wave. On May 3, 1996, Wave requested permission from the Court to discontinue its claims against the Company.

         Wave has also requested leave to file an Amended Complaint against the Company and Mr. Lipscomb. The Company believes these proposed claims lack any factual basis and has therefore opposed Wave's request. The Company intends to vigorously defend this action, although it is unable to predict its outcome. An unfavorable outcome in this litigation would likely have a material adverse effect on the Company's business and financial condition. In any event, the Company is unable to determine the amount of liability, if any, it may incur and has thus not set up any reserve for such claim. In addition, future costs which may be incurred in connection with this litigation could have an adverse effect on the Company's prospects, business and financial condition.

         In March 1996 the Company and its President filed a counter suit against Wave seeking an award of $20 million for damages and attorneys fees as well as declaratory and injunctive relief.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The Company is a development stage company engaged in the development and marketing of secure electronic distribution systems for digital products. The Company commenced operations in January 1992. From November 18, 1991 (inception) to April 30, 1996, the Company recognized revenues of approximately $592,000, of which $455,000 was from one customer (including a non-recurring license fee of $350,000 from such customer), and had an accumulated deficit of approximately $7.4 million. The Company has continued to operate at a deficit since inception and expects to continue to operate at a deficit until such time as operations generate sufficient revenues to cover costs.

         The Company's strategy is to achieve broad market acceptance of the Infosafe System. The Company's first commercial product, Design Palette(TM), commenced shipping in July 1995. The Design Palette, which is developed for use in the graphics industry, is being used to showcase and demonstrate the commercial advantages of the Infosafe System. Revenues from the sales of digital products provided by Design Palette have been disappointing. The Company initially directed its marketing efforts to end users of Design Palette; Infosafe has therefore redirected its marketing efforts of Design Palette to large resellers of graphic products and mass markets (large print and copy shops). The Company currently is developing a Windows(R) and a network version of the Design Palette system for release in 1996.

      PhotoDisc, the largest supplies of images for the Design Palette, has given notice to the Company that it wishes to remove its products from the Design Palette effective November 30, 1996, which will require replacing the CD-ROMS used in the Design Palette. The Company expects to replace these products and obtain other print-oriented products for its anticipated new markets. In addition, management has determined that the quantity of Mark III units produced by the Company is expected to exceed the anticipated demand. Therefore the Company has determined that a write down of assets in the amount of $470,000 is necessary in order to write off both the full carrying value of the CD-ROMs which will need to be replaced and the anticipated excess Mark III units produced and held by the Company.

      The Infosafe technology is highly flexible and suitable for a wide range of electronic commerce and information applications. The Company is currently testing a proprietary Infosafe solution to meter, audit and protect commercial transactions over the Internet. The Infosafe technology can also be tailored for internal security systems for corporations and institutions. In addition the Company is pursuing new digital information applications for its technology in electronic interchange, metering and document management and verification systems.

RESULTS OF OPERATIONS

Three Months Ended April 30, 1996 Compared with Three Months Ended April 30,
1995.

      For the three months ended April 30 1996 ("the 1996 Three Months"), the Company recognized revenues of approximately $16,000, which resulted from sales generated by the Design Palette. For the three months ended April 30, 1995 ("the 1995 Three Months"), the Company recognized revenues of approximately $106,000 from the purchase from International Typeface Corporation ("ITC") of its interest in Design Palette as a result of recognizing as revenue a portion of non-refundable advances previously received by the Company in excess of the amount allocated by the Company to their cancellation.

      For the 1996 Three Months, as previously noted, the Company has written down assets held for lease aggregating $470,000. The write down was due to the excess quantity of Mark III units and the write off of CD-ROMs. There was no write off of assets for the 1995 Three Months.

      Operating expenses were approximately $851,000 in the 1996 Three Months and approximately $562,000 in the 1995 Three Months. This increase was due to an increase in costs to improve, modify and develop new applications for the Company's technology. In addition the Company incurred increased selling, administrative and personnel costs associate with marketing the Infosafe technology and the Design Palette.

      The Company had interest income of approximately $33,000 in the 1996 Three Months and approximately $67,000 in the 1995 Three Months. This income is earned on funds received from the Company's initial public offering ("IPO") in January 1995 prior to expenditure.

       The 1996 Three Months interest expense of approximately $4,000 is attributed to the financing of various capital assets. There was no interest expense for the 1995 Three Months.

      Due to the above, the Company had a net loss) of $1,297,548 in the 1996 Three Months compared to a net loss of $756,882 in the 1995 Three Months.

Nine Months Ended April 30, 1996 Compared with Nine Months Ended April 30, 1995.

      For the nine months ended April 30, 1996 ("1996 Nine Months") the Company recognized revenues of approximately $51,000, the majority of which resulted from sales generated by the Design Palette. For the nine months ended April 30, 1995 ("1995 Nine Months") the Company recognized revenues of approximately $106,000 from the purchase of ITC 's remaining interest in Design Palette not already owned by the Company. The 1995 Nine Months revenue is due to a portion of non-refundable advances previously received by the Company in excess of the amount allocated by the Company to their cancellation.

      For the 1996 Nine Months, as previously noted, the Company has written down assets held for lease aggregating $470,000. The write down was due to the excess quantity of Mark III units and the write off of CD-ROMs. There was no write off of assets for the 1995 Nine Months.

      Operating expenses were approximately $2,403,000 in the 1996 Nine Months and approximately $1,320,000 in the 1995 Nine Months. The increase was as due to increased sales and administrative expenses to support the development and sale of the Company's technology, including but not limited to the Design Palette.

      The Company had interest income of approximately $179,000 in the 1996 Nine Months and approximately $83,000 in the 1995 Nine Months. This income relates to interest earned on funds received from the Company's IPO in January 1995 prior to their expenditures.

      Interest expense was approximately $19,000 in the 1996 Nine Months as compared to $345,000 in the 1995 Nine Months. This decrease is attributable to interest, financing fees and debt discount on notes issued in the bridge financing completed in the 1995 Nine Months. The 1996 Nine Months interest expense is attributed to the financing of various capital assets.

LIQUIDITY AND CAPITAL RESOURCES

      The Company has experienced net losses and negative cash flow from operations since its inception. At April 30, 1996, the Company had working capital of approximately $1,100,000 as a result of the completion of the IPO. The Company has financed its operations primarily through private placements and the public offering of its securities, which aggregated net proceeds of approximately $9 million. Such proceeds were used for working capital purposes, including general and administrative expenses and the repayment of and accrued interest on indebtedness.

      The Company believes that the remaining net proceeds from the IPO will be sufficient to finance the Company's working capital requirements until the end of fiscal 1996. There can be no assurance that the Company will generate sufficient revenues to fund its operations after such period or that the Company will realize sufficient revenue from commercializing the Infosafe System by that time. Accordingly, the Company is currently seeking additional financing to meet its working capital requirements subsequent to the end of the current fiscal year. The Company currently has no commitments from others to provide additional financing and there can be no assurance that any additional financing will be available, or, if available, will be on terms acceptable to the Company. In the event necessary financing is not obtained, the Company will be materially adversely affected and will have to cease or substantially reduce operations.

      The cost of the Company's capitalized software is currently amortized using the straight-line method. Although the Infosafe System has not yet achieved general commercial acceptance, the Company has begun shipping the Design Palette which contains its capitalized software. The

Company is also in negotiation with several other providers of information, images and other electronic products. Although there can be no assurance that any of these agreements will result in additional commercial applications of the Infosafe system, the Company expects that, in the future, it will recover its investment in capitalized software through profitable operations.

      The Company is a party to agreements with officers and employees expiring from December 1996 through April 1999 which provide aggregate minimum annual compensation of approximately $635,000.

      The Company and its President are parties to an action brought by a competitor. The Company has been vigorously defending this action, and certain of the claims advanced by the plaintiff were dismissed by the court during February 1996. On May 3, 1996, Wave requested permission from the Court to discontinue its claims against the Company. The Company believes these proposed claims lack any factual basis and has therefore opposed Wave's request. The Company intends to vigorously defend this action, although it is unable to predict its outcome. An unfavorable outcome in this litigation may have a material adverse effect on the Company's business and financial condition. In any event, the Company is unable to determine the amount of liability, if any, it may incur and has thus not set up any reserve for such claim. In addition, future costs which may be incurred in connection with this litigation could have an adverse effect on the Company's prospects, business and financial condition.

      In March 1996 the Company and its President filed a counter suit against Wave seeking an award of $20 million for damages and attorneys fees as well as declaratory and injunctive relief. Wave's withdrawal of its claims does not affect the pendency of the Company's counterclaim, which remains pending. See "Part II, Item 1--Legal Proceedings."

      At April 30, 1996 the Company has a net operating loss carry forward for tax purposes of approximately $7 million to offset future taxable income for federal tax purposes. The utilization of the loss carry forward to reduce future income taxes will depend on the Company's ability to generate sufficient taxable income prior to the expiration of the net operating loss carry forward. The carry forward expires from 2007 to 2010. The Internal Revenue Code and Regulations contain provisions which limit the use of available net operating loss carry forward in any given year should significant changes (greater than 50%) in ownership interests occur. As a result of the IPO, the net operating loss carry forward of approximately $1,900,000, incurred prior to the IPO, will be subject to an annual limitation of approximately $400,000 until the net operating loss is utilized or expires.

PART II.  OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

      (1) On September 24, 1994 the Company received a demand for arbitration by IDP, an entity with whom it had a prior contractual relationship, asserting IDP's right to payment of cash and warrants to purchase shares of the Company's Class A Common Stock. The payment sought is alleged to be due in connection with financing for the Company. On October 12, 1994 the Company filed an action claiming that the agreements with IDP and its principal are void due to fraud and misrepresentation and seeking damages in excess of $1,000,000. An arbitration award has been issued in favor of IDP for $205,000 cash, the 84,375 Class A Warrants and other expenses and accrued interest. The Company accrued $340,000 which is an estimated liability as a result of the award, including an estimated warrant value of $125,000 at the date of the award. The Company believes that this claim is without merit and is appealing the arbitration award. The Company also intends to pursue its claims against IDP and its principal.

      (2) The Company, its President and Chief Executive Officer, Thomas H. Lipscomb and RAS Securities Corp., which acted as the "qualified independent underwriter" of the IPO (engaged by D.H. Blair to deliver an opinion as to the fairness of the public offering price and with no other role in the IPO), are defendants in an action entitled Wave Systems Corp. ("Wave") v. Infosafe Systems, Inc., Thomas H. Lipscomb and RAS Securities Corp., filed on November 25, 1994 in the Supreme Court of the State of New York for New York County. Mr. Lipscomb was co-founder and the former President of Wave, a competitor of the Company, until July 1991. Wave alleges, among other things, that ( I) Mr. Lipscomb and the Company misappropriated trade secrets and proprietary and confidential business information belonging to Wave, breached a confidentiality agreement with Wave and have engaged in unfair competition with Wave; and (ii) that it will be irreparably damaged by such wrongful appropriation and unfair competition. Wave also alleges that RAS, the "qualified independent underwriter" of the Company's initial public offering, who in 1993 acted as Wave's investment banker, breached its fiduciary duties to Wave and assisted the Company and Mr. Lipscomb in unlawfully competing with Wave. The complaint makes a demand for damages in excess of $10 million, plus attorneys' fees against all three defendants, and injunctive relief against the Company and Mr. Lipscomb barring the alleged misappropriation and unfair competition.

      In December 1994, a Motion to Dismiss the complaint on behalf of the defendants was filed and oral arguments were held on June 12, 1995. Certain of the claims advanced by Wave were dismissed by the Court on February 6, 1996. In April 1996, the Company presented to the court an affidavit from Dr. John Michener, Wave's former Chief Scientist for seven years and the Wave officer who verified Wave's complaint, stating Dr. Michener's belief that the Company had not misappropriated any proprietary technical information or trade secrets belonging to Wave. On May 3, 1996, Wave requested permission from the Court to discontinue its claims against the Company, Mr. Lipscomb, and RAS. In response, the Company has asked the Court to require that ( i) any discontinuance of Wave's claims be with prejudice to renewal, and
(ii) Wave be required to pay a portion of the attorney's fees and costs the Company has incurred in defending this action.

      Wave has also requested leave to file an Amended Complaint against the Company and Mr. Lipscomb alleging that the Company and Mr. Lipscomb tortiously interfered with its business relationship with unnamed current and future customers, as well as with its contractual relationship with Dr. Michener. The Company believes these proposed claims lack any factual basis and has therefore opposed Wave's request. The Company intends to vigorously defend this action, although it is unable to predict its outcome. An unfavorable outcome in this litigation would likely have a material adverse effect on the Company's business and financial condition. In any event, the Company is unable to determine the amount of liability, if any, it may incur and has thus not set up any reserve for such claim. In addition, future costs which may be incurred in connection with this litigation could have an adverse effect on the Company's prospects, business and financial condition.

      In March 1996 the Company and Mr. Lipscomb filed a counter suit against Wave seeking an award of $20 million for damages and attorneys fees as well as declaratory and injunctive relief. The complaint alleges that Wave: (i) conducted a predatory campaign of tortious interference against the Company's business and financial relationships, trademarks and employees; (ii) commenced baseless litigation against the Company to prevent it from obtaining financing, selling to potential customers and entering into favorable business relationships; and (iii) made material misrepresentations about the nature and characteristics of the Company's goods and services. Wave's withdrawal of its claims does not affect the pendency of the Company's counterclaim, which remains pending.

ITEM 5 : OTHER INFORMATION

      In February 1995, the Company was granted a patent by the U.S. Patent and Trademark Office for its system to retrieve and monitor the use of protected information from digital media. This patent, No. 5,394,469, covers the Company's system for protecting, retrieving, and monitoring the use of information from digital media, such as a CD-ROM or LAN-server. A second patent was granted during December 1995 and three patent applications are pending in the United States covering various aspects of its technology . The Company has filed several international applications under the "Patent Cooperation Treaty" and may file patent applications covering certain aspects of its technology in Japan and the European Economic Community.

      The co-inventors of the issued patent, Thomas H. Lipscomb, co-founder and Chief Executive Officer of the Company, and Dr. Robert H. Nagel, Chief Scientist and a Co-founder of the Company, have assigned the rights to this patent to the Company.

      The Company continues to refine its marketing strategy and technology, capitalizing on the maturing of new mass delivery media, such as corporate intranets and open networks, including the Internet, the Company has identified new, broader-based opportunities of securing and metering digital content for large-scale information providers to offer new services to their existing and prospective customer base. The Company believes its technology, which has recently been expanded to support both hardware-based and software distribution solutions, addresses the critical areas of electronic commerce: security, verification, usage patterns and metering.

      In conjunction with refining its marketing strategy and identifying potential applications for the Company's technology, including the Mark III units produced by the Company, management has determined that while the Mark III can be distributed and placed into service for applications other then the Design Palette, the quantity of Mark III units held by the Company is expected to exceed the anticipated demand. In addition the Company received notice from PhotoDisc, the largest supplier of images for the Design Palette, that it wishes to terminate participation in the Design Palette program effective November 30, 1996, which will require the Company to replace the CD-ROMs contained therein from such supplier. The Company has held discussions with other suppliers of graphic images suitable for the Design Palette. While their can be no assurance that such discussions will have a successful result, the Company believes that negotiations with one or more suppliers will provide graphic images and other products for licensing through Design Palette at least equal in quantity and quality to those previously available from PhotoDisc. The Company has determined that a write down of assets to be leased in the amount of $470,000 is necessary in order to write off the full carrying value of both the CD-ROMs and anticipated excess Mark III units produced and held by the Company.

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

(a)   EXHIBITS.

   4.2(1)        Form of Underwriter's Option
   4.3(1)        Form of Warrant Agreement
   4.5(1)        Escrow agreement, as amended
   4.6(1)        Form of warrant expiring September 10, 2002
  10.1(1)        1992 Stock Option Plan
  10.2(1)        1994 Stock Option Plan
  10.3(1)        Employment Agreement with Thomas H. Lipscomb, as amended
  10.4(1)        Consulting agreement with Alan N. Alpern, as amended
  10.5(1)        Lease for Executive Offices, as supplemented
  10.6(1)        License and Option Agreement dated February 9, 1994 between the
                      Registrant and International Typeface Corporation**
  10.7(1)        Employment agreement with Charlton Calhoun III, as amended
  10.8(2)        Agreement between International Typeface Corporation and the
                 Company dated April 21, 1995
  11.1           Computation of Net Loss Per Share

  27             Financial Data Schedule
- ------------------------



 (1) Incorporated by reference to the Company's Registration Statement on Form SB-2 (File no. 33-83940)

 (2) Incorporated by reference to the Company's Report on Form 8-K dated April 21, 1995 ** Confidential treatment has been granted for portions of this Exhibit.

 (b) Reports on Form 8-K - No reports on Form 8-K were filed during the three months ended April 30, 1996.

                                   SIGNATURES

                  In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                INFOSAFE SYSTEMS, INC.



Dated: June 13, 1996                       By: /S/ THOMAS H. LIPSCOMB
                                              -------------------------
                                              Thomas H. Lipscomb, President and
                                              Chief Executive Officer


                                           By: /S/ ALAN. N. ALPERN
                                              -------------------------
                                              Alan N. Alpern, Chief Financial
                                              Officer

                                  EXHIBIT INDEX





EXHIBIT NO.
  PAGE NO.

  4.2     Form of Underwriter's Option*
  4.3     Form of Warrant Agreement, with Specimen Form of Class A and
               Class B Warrant Certificate attached*
  4.5     Escrow agreement, as amended*
  4.6     Form of warrant expiring September 10, 2002*
 10.1     1992 Stock Option Plan*
 10.2     1994 Stock Option Plan*
 10.3     Employment Agreement with Thomas H. Lipscomb, as amended*.
 10.4     Consulting agreement with Alan N. Alpern, as amended*
 10.5     Lease for Executive Offices, as supplemented*
 10.6     Supplemental Lease for Executive Office
 10.7     License and Option Agreement dated February 9, 1994 between the
               Registrant and International Typeface Corporation *
10.8      Purchase of the Design Palette(TM) System from International Typeface
               Corporation**
11.1      Computation of Net Loss Per Share
27        Financial Data Schedule
- -------------------------

  * Incorporated by reference to the Company's Registration Statement on Form SB-2 (File no. 33-83940)
 **    Incorporated by reference to the Company's Form 8-K (File No. 0-5362)
***    Confidential treatment has been granted for portions of this Exhibit.