Form 10KSB
period 1996-07-31
INFOSAFE SYSTEMS INC
filed 1996-11-05
CIK 894738

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 1996
                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____ to ____

                           Commission File No. 1-25362

                             INFOSAFE SYSTEMS, INC.
                 (Name of Small Business Issuer in its charter)

              Delaware                                      13-3645702
  (State or other jurisdiction of                       (I.R.S. Employer
   incorporation or organization)                       Identification No.)

342 Madison Avenue, New York, New York                        10173
--------------------------------------                      ----------
(Address of principal executive offices)                    (Zip Code)

Issuer's telephone number, including area code: (212) 867-7200
                                                --------------
              Securities registered under Section 12(b) of the Act:

                                                       Name of each exchange
         Title of Each class                            on which registered
        ---------------------                        -----------------------
                None                                           None

              Securities registered under Section 12(g) of the ct:

Class A Common Stock, $.01 par value
------------------------------------
Title of Class)

Redeemable Class A Warrants
---------------------------
(Title of Class)

Redeemable Class B Warrants
---------------------------
(Title of Class)

Units consisting of Class A Common Stock,
Redeemable Class A Warrants and
Redeemable Class B Warrants
---------------------------
(Title of Class)

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes   X                  No___
                                ---
         Check here if there is no disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B contained herein, and will not be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

         State the issuer's revenues for its most recent fiscal year:  $51,268.

         As of October 31, 1996 the issuer had 2,940,309 shares of Class A Common Stock outstanding and 528,305 shares of Class B Common Stock that are readily convertible into Class A Common Stock. The aggregate market value of the Common Stock held by nonaffiliates as of October 30, 1996 was approximately $9.0 million based on a closing price for the Class A Common Stock of $4.50 on the Nasdaq Small Cap Market for such date.


                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------


Item 13.             Exhibits List and                See Exhibit Index on page.
                    Reports on Form 8-K

                                     PART I
                                    -------
Item 1.  Business
        ---------
         Except for the description of historical facts contained herein, this Form 10-KSB contains certain forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 concerning applications of the Company's technologies and the Company's proposed products and future prospects, that involve risks and uncertainties, including the possibility that the Company will (i) not receive financing prior to December 31, 1996, (ii) be unable to commercialize products based on its technology, or (iii) that it will ever achieve profitable operations, as detailed herein and under "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations" and from time to time in the Company's filings with the Securities and Exchange Commission and elsewhere. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties which could cause actual results to differ materially from those described in the forward-looking statements.

         (a) General Development of Business
             -------------------------------
         Infosafe Systems, Inc. (the "Company " or "Infosafe") is a development stage company engaged in the design, development and marketing of systems for securing, controlling, metering and auditing electronic products, documents and programs, for use in stand-alone applications, corporate networks and open networks such as the Internet. The Company believes its technology, which has recently been expanded to support both hardware-based and software distribution solutions, addresses critical areas of electronic commerce: security, delivery, verification and metering.

         The Company has incurred substantial losses since inception and anticipates losses to continue through the next fiscal year as the Company seeks commercial markets for its products and develops new applications for its technology. The Company does not have sufficient financial resources to continue its operations after December 31, 1996 without obtaining financing. The Company is actively pursuing new financing; however, if such financing is not obtained prior to December 31, 1996, the Company will be forced to curtail and then cease operations. Although management believes that the Company will be successful in marketing and developing its products as well as obtaining the necessary financing, there can be no assurance that it will be able to do so. These factors raise substantial doubt regarding the ability of the Company to continue as a going concern.

         Due to the maturing of new mass delivery media, such as corporate intranets and open networks, including the Internet, the Company has been able to identify new, broad-based opportunities for securing and metering digital content for large-scale information providers to offer new services to their existing and prospective customer base. Accordingly, the Company has targeted four potential opportunities to commercialize its technology.

         First, the Company is negotiating an agreement with the Copyright Clearance Center (R) (CCC) to introduce an electronic copyright permissions vending machine to be installed in photocopy shops (quick printers), thereby allowing customers to obtain the necessary rights for quick printers to legally photocopy copyrighted materials. CCC is the largest licensor of photocopy reproduction rights in the United States, and currently has responsibility for
1.75 million titles of books and periodicals from 9,200 publishers and continues to acquire additional titles. Infosafe has developed the CopyRight(TM) system, a turn-key hardware/software application of its technology, that it believes can be easily installed at quick print locations. The software allows store employees to search CCC's database of publication titles, locate those items of interest, license use and record sales. All transactions are recorded in encrypted form in Infosafe's proprietary Mark III hardware. Upon execution of a definitive agreement, a joint marketing program with CCC is anticipated.

         Second, the Company will continue to support the Design Palette(TM) system, its first product, which was introduced in July 1995. Although the Company originally focused the majority of its efforts on developing and commercializing the Design Palette, the Company did not achieve its anticipated results. The Company will continue marketing the Design Palette, although its principal focus will not be on this market and there can be no assurance that Design Palette will ever achieve commercial viability. The Design Palette system puts a graphics product library on a desktop, comprised of individually priced products from over 20 vendors. Design Palette utilizes proprietary hardware, firmware and software and may be utilized for delivery of products from CD-ROMs, from a stand-alone computer or over networks. Deliverable products include fonts, images artwork, software programs and documents. To date, the Company's revenues from marketing the Design Palette have been minimal.

         The Company received notice from PhotoDisc, the largest supplier of images for the Design Palette, that it wishes to terminate participation in the Design Palette program effective November 30, 1996. The Company has held discussions with other suppliers of graphic images suitable for the Design Palette. While there can be no assurance that such discussions will have a successful result, the Company believes that entering into negotiations with one or more suppliers will provide graphic images and other products for licensing through Design Palette at least equal in quantity and quality to those previously available from PhotoDisc. The Company will continue to develop and market the Design Palette system and will seek to upgrade its CD-ROM library in fiscal 1997 to include more high-end products, such as graphic materials not otherwise readily available to independent graphic designers.

         Third, the Company is developing digital distribution systems for image publishers and specialized information providers. The sectors of the imaging industry being targeted by the Company for this potential application of its technology fall into two distinct groups: the Royalty Free (RF) industry and the high-quality stock photo market where the price of a photograph is negotiated. The Company believes that these markets are in need of two services which the Company's technology could provide: better search tools and timely, cost-effective fulfillment (delivery).

         Finally, Infosafe is developing a World Wide Web ("WWW") site auditing system. The Company expects to offer a secure auditing tool (to be known as AudiNet(TM)) which can independently monitor and tabulate the number of "hits" (i.e., visits) to a Web site, and provide verified numbers for the establishment of advertising rates and programs. The Company anticipates that it will target this application of its technology to print media enterprises migrating to the Internet who need site traffic numbers.

         The Company commenced operations in January 1992 and is in the development stage. The Company was incorporated under the laws of the State of Delaware on November 18, 1991. The Company's executive offices are located at 342 Madison Avenue, New York, New York 10173 and its telephone number is (212) 867-7200.

         (b)      Financial Information About Industry Segments
                 ----------------------------------------------
         The Company operates in one business segment: the design, development, assembly and marketing of secure electronic distribution systems for digitally stored information products.

         (c)      Narrative Description of Business
                 ----------------------------------
Industry Background

         The trend within corporate America over the past decade has been towards distributed data processing, with networked personal computers replacing centralized mainframes. Intranets -- powerful corporate and institutional local area networks ("LANs") and wide-area networks (WANs) with links to the Internet -- now service over 35 million users, according to a recent estimate by the Information Industry Association. Electronic information products and services are now available to the desktop user from multiple data sources: CD-ROMs connected to LAN servers, commercial on-line services, the Internet, magnetic tape distribution, wideband telecommunications, and satellite broadcast.

         The Internet is rapidly evolving from a medium of free information exchange to a global commercial marketplace. While the aggregate revenues from Internet commerce are estimated to be a $200 million in 1996, the International Data Corporation ("IDC"), a major publisher of trade journals for the digital information industry, estimates that Internet commerce value will reach about $186 billion by the year 2000. IDC estimates the Internet served approximately 56 million users in 1995, and that this number will grow to approximately 200 million by the end of 1999. In addition, IDC projects that Internet users as a percentage of the PC base will grow from 31% in 1995 to approximately 56% in 1999, and that the number of Web servers will grow at a 5-year Compound Annual Growth Rate (CAGR) of 210% from 1995 to 2000. The Company believes that the emergence of new electronic publishing and delivery technologies will result in a proliferation of new multimedia products and information services.

The Company's Technology

         While the Internet and Intranet represent huge potential markets for electronic publishers and information providers, there are security and verification risks involved in distributing digital product over proprietary and open networks. The Company believes that its technology can provide solutions for these critical needs and is expanding the applications of its technology to address these emerging business opportunities.

         Hardware-Based Solutions

The Company has been developing and marketing secure distribution systems for electronic publishers and information providers who commit valuable data, documents and multimedia products to CD-ROM (or other digital sources) for use at the point-of-sale. The hardware-based systems meter the usage of such information and release it on a "pay-per-use" basis. Only authorized subscribers can access the product library, and no sale can occur without a recorded transaction. Corporate users can turn each node on a network into an individually auditable cost center, as well as establish varying degrees of information access and credit levels per employee. This technology has been in limited commercial use since July 1995, with the launch of the Design Palette. Although the Company intends to continue to market the Design Palette, the Company anticipates focusing a greater amount of its resources on developing Internet-related and other products. See "-Product Lines" below.

         A key component of the Company's technology is a decryption and metering hardware unit, the patented Mark III, which is attached to a user's personal computer or a network computer and which releases digital product from an encrypted CD-ROM library on a "pay-per-use" basis. The unit keeps a running account of the identity and cost of each "packet of information" purchased by each user and transmits this information to a central facility for billing purposes. The unit makes information available 24 hours a day, seven days a week, to its users and may be disabled remotely. These remote transmission capabilities let information providers update product databases, eliminate unpaid subscriptions and instantly renew or increase customer credit lines.

         Software-Based Solutions

         Many information publishers are moving to digital distribution of their content. The Company is developing software schemes for distributing and tracking usage of this content securely over traditionally insecure channels, primarily CD-ROM and the Internet, which software systems are suitable for many different types of information, from databases of technical documents, market research, legal or medical information to images, clip-art and software.

         For these distribution systems, the Company's technology can create a digital product catalog that contains product extracts and summaries, and which can be supported by efficient searching software. The catalog's content is indexed and hyper-linked to be searched by category, keyword or full-text. The catalogs are designed to be easily updated, allowing publishers who are struggling to keep up with the fast pace of technology to make the latest versions of their content available to a wide audience at low cost. The catalogs can be distributed over the Internet using a WWW server, hosted by Infosafe or any other company. Catalogs that are not updated as often could be distributed on CD-ROMs mastered by the Company.

         The Company's technology has the potential to offer several different methods of fulfilling orders generated by these catalogs. The product can be included on a CD in encrypted form and decrypted with a key, obtained from Infosafe after making payment. The product can be hosted on the WWW site as well, and obtained over the Internet after making a credit card or other electronic form of payment. In cases where the user has no Internet access, or the product is too large for convenient distribution over the Internet, the Company can cut "one-off" CDs with the purchased product for overnight shipping.

Product Lines

         The CopyRight(TM) system: The quick print industry, primarily photo copy shops, is one of the fastest growing and most profitable segment of the graphic arts industry, according to the National Association of Quick Printers, the official industry trade association. In 1995, the industry had revenues of $14.7 billion from the 42,000 quick print outlets in the United States. Each quick printer must turn away customers that are attempting to photocopy copyrighted materials. Major quick printers have settled or lost lawsuits resulting from alleged copyright violations.

         Infosafe is negotiating with CCC to jointly market an application of the Company's technology in quick print shops which will allow quick printers to obtain the necessary rights to legally photocopy copyrighted materials for their customers. CCC is the largest licensor of photocopy reproduction rights in the United States, and currently has responsibility for 1.75 million titles of books and periodicals from 9,200 publishers and continues to acquire additional titles. The Company has developed the CopyRight(TM) system, an application of its technology utilizing hardware and software that easily installs at a quick print location. The software allows store employees to search a database of publication titles, locate those items of interest, license use and record sales. All transactions are recorded in encrypted form in Infosafe's proprietary Mark III hardware. The transactions could be collected by Infosafe and transmitted to CCC so that an audit trail of all rights purchased through the system of this application of its technology. A numbered certificate can be printed for each customer that provides evidence of payment of royalties compliance with applicable copyright law.

         The Company is in preliminary stage negotiations with a large national quick print chain to place the CopyRight system in their stores. Initial marketing efforts will target other large national quick print chains, although the Company believes that every quick print outlet is a potential customer of this application of its technology.

         Design Palette(TM) System: Infosafe's first commercial product, the Design Palette system, puts a digital graphic design product library on a desktop, comprised of individually priced products from multiple vendors. Users, at no charge, can query the entire contents of the library, preview competing products simultaneously, and even run select product demos. The Design Palette is currently being used by advertising agencies, graphic designers, publishers, marketing and corporate communications departments, desktop publishing resellers, copy shops and service bureaus.

         The Company received notice from PhotoDisc, the largest supplier of images for the Design Palette, that it wishes to terminate participation in the Design Palette program effective November 30, 1996, which will require the Company to replace the CD-ROMs contained therein from such supplier. The Company has held discussions with other suppliers of graphic images suitable for the Design Palette. While there can be no assurance that such discussions will result in agreements with other suppliers, the Company believes that negotiations with one or more suppliers will provide graphic images and other products for licensing through the Design Palette at least equal in quantity and quality to those previously available from PhotoDisc.

         During the fiscal year ended July 31, 1996 the Company's revenues from sales through the Design Palette were approximately $51,000.

         Potential Internet Products:

         The Company believes that the emergence of new electronic publishing and delivery technologies, such as the Internet and corporate intranets, will result in a proliferation of new multimedia products and information services. Without the up-front costs of leasing and staffing a physical storefront, corporations from major media interests to small entrepreneurs are setting up "shop" on the Internet and finding a ready consumer market. The Company believes these Internet vendors are looking for secure product marketing and distribution channels, as well as auditing systems to tabulate and verify Web site traffic. Due to the fact, however, that the Internet is a relatively new communications network, there exists a great amount of economic uncertainty regarding products to monitor and meter Internet usage. Further, due to the Company's financial condition, it is uncertain whether the Company will have sufficient resources to fully pursue the development of Internet products.

         Distribution of Digital Content: The Company is developing digital distribution systems for use by image publishers and specialized information providers in the Royalty Free (RF) industry and the high-quality stock photo market where the price of a photograph is negotiated. The Company believes that the digital RF image market and the high quality stock photo market are expanding. According to a Future Image research report, the RF photo industry has grown from $25 million in 1993, to $130 million in 1995, and is forecasted to reach $1 billion by the year 2000. The Company will attempt to work with proprietors of graphic databases in the quality stock photo market to create CD catalogs of thumbnail images for distribution to users, as well as an Infosafe-managed Web site to showcase the entire product library, which can be constantly updated to attract new customers. The system could support on-line credit card purchases over the Internet, with the image downloaded direct to the buyer's hard drive. Purchases could also be made from the CD catalog for users with no Internet access or low bandwidth, and the image could be sent by overnight delivery.

         World Wide Web Site Auditing: The Company is developing a secure auditing tool (AudiNet (TM)) for WWW site auditing which can independently monitor and tabulate the number of "hits" (i.e., visits) to a Web site, and provide verified numbers for the establishment of advertising rates and programs. AudiNet is being designed to analyze Web site visitor data to detect repeat hits ("ghosts") and other log irregularities so that Web advertisers have an independent third-party auditor to verify site traffic data. The Company believes that advertising is the most important early source of anticipated revenue from Internet operations. As with traditional print and broadcast media, advertising rates are determined by the number of consumer impressions. The Company intends to target print media enterprises that will be available on the Internet and who need basic site traffic numbers and do not require complex demographic analysis.

Marketing and Distribution Strategy

         CopyRight(TM) System: If current negotiations between the Company and CCC are successfully concluded, the Company expects to engage in a joint marketing effort with CCC in order to market this potential product. Initial marketing efforts will target large, national quick print chains, although the Company believes each and every quick print outlet is a potential customer.

         Digital Distribution Systems: The Company plans to develop digital distribution systems for image publishers and specialized information providers in the RF industry and the high-quality stock photo market utilizing both CD-ROMs and the Internet. While several image database companies are offering online marketing and/or distribution services, the Company believes this application of the Company's technology could have commercial advantages, such as usage tracking, easy-to-use search function and detailed image information (i.e., scanning format, file size, format compression type and whether an image has been color-corrected). The Company believes it can attract image vendors lacking electronic access for their product by offering incremental product updates through an Infosafe-managed site, and through faster CD turnaround for image agencies which typically publish product CDs only annually. The Company also plans to target world-class photographers by offering them the opportunity to sell their work direct to the public through their own Web site, operated and managed by the Company.

         Design Palette System: The Company received notice from PhotoDisc, the largest supplier of images for the Design Palette, that it wishes to terminate participation in the Design Palette program effective November 30, 1996. The Company has held discussions with other suppliers of graphic images suitable for the Design Palette. While there can be no assurance that such discussions will have a successful result, the Company believes that negotiations with one or more suppliers will provide graphic images and other products for licensing through Design Palette at least equal in quantity and quality to those previously available from PhotoDisc. The Company will seek to upgrade graphic images in the Design Palette library and, if the Company is successful in doing so, will seek to market this product to graphics designers, desktop publishers, resellers, service bureaus and mass marketers of graphics and related products.

         AudiNet: Several companies now offer WWW auditing and verification services. The Company is developing AudiNet, a secure auditing tool, for monitoring and tabulating Web site hits to provide verified numbers for the establishment of advertising rates and programs. The Company believes this application of its technologies will be priced competitively on the low-end of the auditing services market. The Company plans to target print media enterprises utilizing the Internet who need verification of the number of site visits numbers but do not require complex demographic analysis.

Proprietary Rights and Intellectual Property

         The Company has received two patents. In addition, two patent applications pending in the United States Patent and Trademark Office have been allowed, covering various aspects of the Company's technology and are expected to issue shortly. The Company is examining the desirability of filing several international patent applications under the "Patent Cooperation Treaty" and intends to file patent applications covering certain aspects of its technology in Japan and the European Economic Community. In February 1995, the Company was granted a patent by the U.S. Patent and Trademark Office for its system to retrieve and monitor the use of protected information from digital media. This patent, No. 5,394,469, covers the Company's system for protecting, retrieving, and monitoring the use of information from digital media, such as a CD-ROM or LAN-server. A key part of the technology is a decryption and metering unit which is attached to a user's personal computer or network and releases digital information on a pay-per-use basis. The unit keeps a running account of the identity and cost of each packet of information purchased by each user and transmits this information to a central facility for billing purposes. In December 1995, the Company was granted a second patent by the U.S. Patent and Trademark Office for its technology to provide a secure method for the commercial distribution and usage of digital product on a temporary or rental basis. This patent, No. 5,473,687, covers the Company's method for retrieving secure digital information or product from an encrypted database for commercial rental, which (i) limits access to authorized renters only, (ii) provides for the electronic collection of several different packets of information from the same secure database and (iii) discourages the reuse and/or permanent storage of the rented digital intellectual property. The co-inventors of these patents, Thomas H. Lipscomb, co-founder and Chief Executive Officer of the Company, and Dr. Robert H. Nagel, Chief Scientist and a co-founder of the Company, have assigned their rights to the Company without royalties or other compensation.

         The Company believes, however, that commercial protection of its products will depend primarily upon the proprietary algorithms and encryption techniques embodied in its technology remaining "trade secrets." The Company believes that its chances of attaining commercial success will depend more on its ability to rapidly develop and market its proposed products to a broad group of information providers and publishers and to a substantial number of subscribers rather than on its ability to prevent potential competitors from providing similar services.

         There can be no assurance that any issued patents owned by the Company will afford adequate protection to the Company or not be challenged, invalidated, infringed or circumvented, or that patent applications relating to the Company's products or technologies that it may license in the future or file itself will result in patents being issued, or that any rights granted thereunder will provide competitive advantages to the Company. Furthermore, there can be no assurance that the validity of any of the patents would be upheld if challenged by others in litigation or that the Company's activities would not infringe patents owned by others. As the number of patents and products in the Company's industry increases and as the functionality of these products further overlaps, the Company believes that products based on this type of technology may increasingly become the subject of patent infringement claims. The Company would incur substantial costs in defending itself in infringement litigation brought by others, or in prosecuting infringement claims against third parties. An adverse party claiming patent or copyright infringement might assert claims for substantial damages or seek to obtain an injunction or other equitable relief, which could effectively block the ability of the Company to make, use, distribute and sell hardware or software products.

         Furthermore, there can be no assurance that others have not independently developed or will not independently develop and patent similar or superior products and/or technologies, duplicate any of the Company's products or technologies or design around the Company's patents. There can be no assurance that patents issued to others will not adversely affect the development or commercialization of the Company's products or technologies. The Company could incur substantial costs in defending itself in suits brought against it or any of its licensees, or in suits in which the Company may assert its patents or patents in which it may have rights against others or in suits contesting the validity of a patent; therefore, the Company currently has a policy of patent infringement liability insurance protecting it for costs and damages relating to claims of infringement up to an aggregate of $1 million. Any such proceedings would be protracted. In addition, there can be no assurance that the Company would be successful in defending its patent rights in any future infringement action. If the outcome of any such litigation is adverse to the Company's interests, the Company's business may be materially adversely affected.

         In addition, the Company may be required to obtain licenses to patents or other proprietary rights of third parties. No assurance can be given that any licenses required under any such patents or proprietary rights would be made available on terms acceptable to the Company, if at all. If the Company is required to and does not obtain such licenses it would encounter delays in the development and manufacturing of its products and technologies while it attempted to design around such patents or other rights and there can be no assurance that such attempts would be successful. Failure to obtain such licenses or to design around such patents or other rights would have a material adverse effect on the Company.

         In November 1992, the Company received notice of a possible infringement from a patent holder but believes, based on the opinion of special patent counsel, that such claim is without merit. The Company has had a search conducted in the United States that does not reveal patents that, in the opinion of the Company's special patent counsel, might be infringed by the Company's technology. There can be no assurance, however, that all United States and any foreign patents or patent applications that may pose a risk of infringement have been identified. Patent applications in the United States are maintained in secrecy until patents issue.

         The Company relies on trade secrets and proprietary know-how, which it will seek to protect, in part, by confidentiality agreements with its employees, consultants and customers. There can be no assurance that the Company's trade secrets will not otherwise become known or be independently discovered by competitors.

         The Company's trademarks INFOSAFE(R) and PROTECTED BY INFOSAFE(R) have been registered with the United States Patent and Trademark Office. The Company has filed applications with the United States Patent and Trademark Office to register the following trademarks: INFOGATE(TM), INFOTEL(TM), INFOCHIP(TM), DESIGN PALETTE(TM), DIGITAL NOTARY(TM), AUDINET(TM), AUDITED BY INFOSAFE(TM) and COPYRIGHT(TM). The applications to register PROTECTED BY INFOSAFE; INFOGATE and INFOTEL have now been allowed as trademarks and await registration. The Company intends to apply for additional name and logo marks in the United States and in foreign jurisdictions. No assurance can be given that registrations will issue on the non-allowed applications or that interested third parties will not petition the United States Patent and Trademark Office to cancel the Company's registration.

Research and Development

         The Company believes that its metering technology, customized for both software-only, hardware-only and combined metering solutions, is highly flexible and can be suitable for a wide range of electronic commerce and information security applications. The Company believes that its technology can provide a complete, end-to-end digital sales and distribution channel, as well as specialized services. While the Company's research and development efforts to date have concentrated on the product areas described above, future research and development efforts, subject to the Company's future financial condition, are expected to include:

         Internet Audit and Information Clearinghouse Systems: In recognition of the need for centralized credit clearance and transaction processing services within this rapidly growing electronic marketplace, the Company intends to work jointly with vendors conducting digital information transactions as their "information clearinghouse". This potential application of the Company's technology could provide an itemized record of information usage, including end user, date and time of access, type of transaction, copyright and licensing compliance and purchase price (if applicable), as well as provide the following services: credit clearance, recording and classifying of transactions (i.e., dividing into auditables and billables), issuance of usage statements and invoices to all parties, and document and transaction verification.

         Secure Electronic Data Interchange (EDI), Storage and Verification: The Company intends to develop new digital information applications to track electronic data interchange and document management systems. The amount of traffic in these systems is expected to increase dramatically over the next decade -- within corporations, over dedicated LANs and WANs and on the Internet. The Company believes its technology is capable of controlling, auditing and protecting digital information as it is transferred or stored in these systems.

         Internet Security/Internal Corporate Network Audits: The Company believes that its technology is capable of serving as an internal security system for corporations and institutions. Electronic storage is more convenient and efficient then paper archives, but also more difficult to protect against illegal entry or copying. The Company's technology could enable companies to control, protect and limit access to valuable intellectual and proprietary information stored digitally. Further, the Company believes that its technology could allow companies to more efficiently track and allocate the costs associated with acquiring and using information, internally and externally.

         For the fiscal year ended July 31, 1996, the Company expended $934,403, on research and development activities. From its inception on November 18, 1991 through July 31, 1996, the Company expended $2,011,594 on research and development activities. At October 31, 1996, the Company had an aggregate of seven employees and consultants engaged in design and development activities.

Competition

         The Company is subject to various risks such as economic recession, technological and market shifts and supply of quality labor and products. The market for the Company's technology is competitive. The Company intends to rely mainly on service and technology to develop and maintain its competitive position. The Company's future success may depend in part on its continued ability to keep pace with technological developments. There are other companies that have developed or are in the process of developing technologies that are, or in the future may be, the basis for competitive products in the field of electronic information and software distribution or other applications the Company intends to develop for its technology. Some of those technologies may have an entirely different approach or means of accomplishing the desired effects of the products being developed by the Company. There can be no assurance that the Company's competitors will not succeed in developing technologies and products that are more effective or more affordable than those being developed by the Company.

         The business of distributing textual material and other forms of digital information through CD-ROMs is intensely competitive and numerous companies, substantially all of which have greater financial and other resources than the Company, are currently engaged in the provision of this service. The Company operates in a highly competitive and fragmented environment that is characterized by rapidly evolving technology. Although the Company is unaware of any company actually engaged in the commercial implementation of a hardware-based encryption/metering system for the distribution of digital information and software, the Company is aware of other companies, including Wave Systems Corp., that are attempting to develop metering and encryption systems functionally similar to that of the Company. See "Item 3 --Legal Proceedings." The Company anticipates it will also face competition as publishers and repackages of information attempt to develop encrypted digital distribution technology in-house or in conjunction with others. Although the Company believes it will compete on the basis of the services it offers, there can be no assurance that the Company will be able to compete successfully.

         The Company further believes that it is possible to provide some of the same benefits the Infosafe System will offer by other means. The Company believes that its competitors may provide other solutions to problems involving the distribution of digital information and software in particular market segments. In the business and professional information market, the Company believes that it will continue to experience competition from paper-based systems such as loose-leaf information services, newsletters and books; conventional on-line services that connect directly to PCs or through LANs, such as Lexis, Westlaw and Dialog; and Internet document transmission. Alternative methods for the delivery of CD-ROMs such as unlimited usage CD-ROM products and CD-ROM products delivered in closed-end systems with usage monitoring capability, will also be competitive with the Infosafe System. Other methods of protecting software, such as dongles, may be considered as alternatives to the Infosafe System. A dongle is a device that attaches to an I/O port of a computer. Dongle designs vary, but they typically contain a number of security locks, general purpose registers, and an access counter.

         The image industry already offers online and Internet-based distribution systems. Many of the large RF image banks have created their own online search and distribution channels, among the most prominent are PhotoDisc and Publishers Depot (PNI), both of, which sell large image collections online which can be downloaded by the purchaser. Other RF image vendors such as Comstock and Index Stock are engaged in online marketing and support online distribution of low-resolution images.

         The Company is aware of currently available WWW auditing services and several companies providing Internet audit services. Among the leaders, I-Pro and Nielsen Media Research have formed a strategic partnership to develop and deliver a broad range of Internet measurement and evaluation services. Products include an independent site verification and reporting system, a consumer demographics service, a Web measurement and analysis tool, and a product for conducting syndicated or custom studies. Another Internet service provider, NetCount, offers products and services for web site measurement and verification for both Web site proprietors and Internet-based advertisers, and has announced it is developing ancillary services, including a Web site rate and ranking system, and a product to provide demographic data. Interse Corporation has products for independent site verification and reporting and one product for consumer demographics. As of July 1996, it reported 1,000 customers. It also has entered into a strategic alliance with Arbitron to provide technical web analysis covering all industries using the Internet.

         There are other companies, including those listed in the markets above, that have developed or are in the process of developing technologies that are, or in the future may be, the basis for competitive products in the field of electronic information and software distribution or other applications the Company intends to develop for its technology. Some of those technologies may have an entirely different approach or means of accomplishing the desired effects of the products being developed by the Company. There can be no assurance that the Company's competitors will not succeed in developing technologies and products that are more effective or more affordable than those being developed by the Company.

Manufacturing and Suppliers

         The Company does not currently intend to develop its own manufacturing capabilities but plans to continue to engage contract manufacturers to build the control units of the Infosafe System in accordance with the Company's specifications. The control units are comprised of stock components generally available from a number of sources. The Company is currently aware of a number of suppliers of encryption chips. The Company will continue to have internal staff technicians review quality of product assembly and manufacture of the Company's products on an ongoing basis.

Service and Support

         The Company believes that customer service, technical support and training will be important factors in system sales and customer satisfaction. For the foreseeable future, subscriber support services will be staffed internally with appropriately trained employees. The Company has equipped these individuals with computer driven product manuals, documentation and user support databases to support telephonic subscriber inquiries. User support personnel attempt to resolve subscriber difficulties on an expedited basis. Services and technical support offered by or through the Company are expected to include (i) installing of the Infosafe System and servicing or replacing leased control units in the field; (ii) directing the manufacturing and shipment of CD-ROMs;

and (iii) providing technical assistance to customers and their subscribers. The Company's technical personnel will also assist the sales and marketing efforts of the Company by conducting demonstrations of the Company's system for potential customers and their end-users.

Employees

         At October 31, 1996, the Company had 12 full-time employees and three consultants. Seven of these individuals are engaged in design and development, three in marketing and five are administrative and clerical personnel. None of the Company's employees is currently covered by a collective bargaining agreement. The Company considers its employee relations to be good.

Item 2.  Properties
         ----------
         The Company currently occupies approximately 6,600 square feet of space in New York, New York pursuant to a lease which expires June 1997 and provides for an annual rental payment of approximately $150,000. The Company believes its current facilities will be sufficient for the foreseeable future and that it will be able to lease the same or comparable premises upon the expiration of its current lease.

Item 3.  Legal Proceedings
         -----------------
         Other than as described below, there are no pending legal proceedings to which the Company is a party.

         The Company and its President and Chief Executive Officer, Thomas H. Lipscomb are defendants in an action filed on November 25, 1994 in the Supreme Court of the State of New York for New York County by Wave Systems Corp. ("Wave") . Mr. Lipscomb was co-founder and the former President of Wave, a competitor of the Company, until July 1991. The plaintiff alleged, among other things, that (i) Mr. Lipscomb and the Company misappropriated trade secrets and proprietary and confidential business information belonging to plaintiff, breached a confidentiality agreement with the plaintiff and have engaged in unfair competition with the plaintiff; and (ii) that it would be irreparably damaged by such wrongful appropriation and unfair competition. The complaint makes a demand for damages in excess of $10 million, plus attorneys' fees against all three defendants, and injunctive relief against the Company and Mr. Lipscomb barring the alleged misappropriation and unfair competition.

         In April, the Company presented to the court an affidavit from Dr. John Michener, Wave's former Chief Scientist for seven years and the Wave officer who verified Wave's complaint, stating Dr. Michener's belief that the Company had not misappropriated any proprietary technical information or trade secrets belonging to Wave. Wave subsequently has requested permission from the Court to discontinue its claims against the Company and Mr. Lipscomb with prejudice. In response, the Company has agreed that the claims should be dismissed with prejudice and asked the Court to require that Wave be required to pay a portion of the attorney's fees and costs the Company has incurred in defending this action. If Wave's claim is not discontinued, the Company intends to continue to vigorously defend this action. An unfavorable outcome in this litigation could likely have a material adverse effect on the Company's business and financial condition. In any event, the Company is unable to determine the amount of liability, if any, it may incur and has thus not set up any reserve for such claim. In addition, future costs which may be incurred in connection with this litigation could have an adverse effect on the Company's future results of operations.

         In March 1996 the Company and Mr. Lipscomb filed a counter suit against Wave seeking an award of $20 million for damages and attorneys fees as well as declaratory and injunctive relief. The complaint alleges that Wave: (i) conducted a predatory campaign of tortious interference against the Company's business and financial relationships, trademarks and employees; (ii) commenced baseless litigation against the Company to prevent it from obtaining financing, selling to potential customers and entering into favorable business relationships; and (iii) made material misrepresentation about the nature and characteristics of the Company's goods and services. Wave's withdrawal of its claims would not affect the pendency of the Company's counter claim, which remains pending.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------
                  Not Applicable.

                                     PART II
                                    ---------
Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters
        -----------------------------------------------------------------------
         (a)      Price Range of Securities
                  -------------------------
         The Company's Units, Class A Common Stock, Class A Warrants and Class B Warrants are listed on the Nasdaq Small-Cap Market under the symbols ISFEU, ISFEA, ISFEW and ISFEZ. The following tables set forth the high and low closing bid prices of the Common Stock for the periods indicated as reported by Nasdaq. These quotations represent prices between dealers in securities, do not include retail mark-ups, mark-downs or commissions and do not necessarily represent actual transactions. The Company's securities commenced trading on January 18, 1995.

Fiscal Year Ended July 31, 1996
-------------------------------
                                          High                       Low
                                       Sales Price               Sales Price
    Units
   -------
    1st Quarter                          14 3/4                    12 1/4
    2nd Quarter                          14 1/2                    11 3/4
    3rd Quarter                          15 1/2                    12 1/4
    4th Quarter                          12 3/4                     8 1/4

    Class A Common Stock
   -----------------
    1st Quarter                          8 3/16                         7
    2nd Quarter                               8                     6 1/4
    3rd Quarter                               8                     6 1/8
    4th Quarter                           6 1/2                     2 3/4

    Class A Warrants
   -----------------
    1st Quarter                           4 1/4                     3 1/4
    2nd Quarter                           4 5/8                         3
    3rd Quarter                           4 1/2                     3 1/2
    4th Quarter                           4 1/8                     2 5/8

    Class B Warrants
   -----------------
    1st Quarter                           2 3/4                     2 1/8
    2nd Quarter                           3 1/4                     2 5/8
    3rd Quarter                           3 1/4                     2 3/8
    4th Quarter                           3 1/8                     2 1/8

         (b)      Approximate Number of Equity Security Holders
                 ----------------------------------------------
         As of October 31, 1996 there were approximately 80 record holders of the Company's Common Stock. The Company believes that there are in excess of 750 beneficial owners.

         (c)      Dividends
                 -----------
                  The Company has never paid a cash dividend on its Common Stock and intends to continue to follow a policy of retaining earnings to finance future growth. Accordingly, the Company does not anticipate the payment of cash dividends to holders of Common Stock in the foreseeable future.

Item 6.  Management's Discussion and Analysis of Financial Condition and Results
        ------------------------------------------------------------------------
of Operations
-------------

         The discussion in this Item 6. contains certain forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties, such as the Company's ability to obtain financing prior to December 31, 1996, of which there can be no assurance. The Company's actual results could differ materially from those discussed herein.

Overview

         The Company is a development stage company engaged in the development and marketing of secure electronic distribution and metering systems for digital information products. The Company commenced operations in January 1992. From November 18, 1991 (inception) to July 31, 1996, the Company recognized revenues of approximately $592,000, $455,000 was from one customer, and had an accumulated deficit of approximately $8.2 million. The Company has continued to operate at a deficit since inception and expects to continue to operate at a deficit until such time as operations generate sufficient revenues to cover costs. Further, due to the impact of the Company's financial condition on its cash flow, the Company's operations are expected to continue to be negatively impacted to the extent substantial additional financing is not received or sufficient revenues are not generated from operations. The Company is actively pursuing new financing; however, if such financing is not obtained prior to December 31, 1996, the Company will be forced to curtail and then cease operations

         The Company's strategy is to achieve broad market acceptance of the Infosafe System. The Company is currently focusing on the following markets for the Infosafe System: (i) concluding negotiations with Copyright Clearance Center
(R) to market an electronic copyright permission vending machine which will allow quick printers to legally photocopy copyrighted materials, (ii) the graphic design market, including, but not limited to, the promotion of the Design Palette, (iii) the development of a digital distribution system for specialized information and (iv) the development of a World Wide Web site auditing system.


Results of Operations

Year Ended July 31, 1996, compared with Year Ended July 31, 1995.

         For the fiscal year ended July 31, 1996 ("fiscal 1996"), the Company recognized revenues of approximately $51,000 which was attributed to sales generated from the Design Palette, the Company's first commercial product. For the fiscal year ended July 31, 1995 ("fiscal 1995"), the Company recognized revenues of approximately $141,000, of which approximately $106,000 was from the purchase of International Typeface Corporation's ("ITC") interest in Design Palette not already owned by the Company as a result of recognizing as revenue a portion of non-refundable advances previously received by the Company in excess of the amount allocated by the Company to their cancellation. The remaining revenue for fiscal 1995 was generated from miscellaneous sources.

         Research and development for fiscal 1996 increased $397,145 to $934,403 over fiscal 1995. The increase is attributable to the expansion of the Company's research and development department, which is responsible for developing and maintaining the Company's technology. The department's expansion resulted in increased personnel leading to increased salary, consulting and related costs. In addition the research and development department's expansion resulted in additional rent expense and overhead costs for the Company.

         Selling, general and administrative expense increased $634,077 to $2,223,802 in fiscal 1996. This increase is attributed to increased administrative and marketing salaries as the Company continues its efforts to introduce and market commercial products. The increase is also attributable to increased advertising expenses for marketing the Design Palette. In addition the Company incurred substantial legal expenses due to its litigation with Wave and a settled litigation. (See Item 3. Legal Proceedings)

         Equipment held for lease is composed of the Company's Mark III unit and CD-ROMs. The CD-ROMs contain encrypted digital images used exclusively for the Design Palette system. The Mark III is also used as part of the Design Palette and has other applications currently in development by the Company. The Company received notice from its single largest supplier of digital images for the Design Palette that the supplier wishes to terminate its participation in the Design Palette program effective November 30, 1996, which will require the Company to replace the CD-ROMs from such supplier. In addition, the Company's management has determined that the quantity of Mark IIIs produced by the Company is expected to exceed the anticipated demand for these units. Therefore, the Company has written off assets held for lease in the amount of $470,000 during fiscal 1996, which is the carrying cost of the CD-ROMs and the carrying cost of the anticipated excess Mark III units.

         Interest income increased from $152,117 in fiscal 1995 to $228,553 in fiscal 1996. The increase is due to the investment of the net proceeds received from the Company's initial public offering in January 1995.

         The Company accrued a settlement cost of $340,000 in fiscal 1995 due to an arbitration award. In fiscal 1996 the award was paid in full resulting in additional expense of $54,828.

         Interest expense in fiscal 1996 is attributable to imputed interest for amounts due to ITC for the purchase of the remaining interest in Design Palette not already owned by the Company and interest form a capitalized lease agreement. Interest expense of $344,841 in fiscal 1995 was due to interest on notes issued in the bridge financing completed in October 1994 as well as deferred financing fees and debt discount aggregating $284,419.

         The net loss for fiscal 1996 was $3,496,580 compared to $2,628,783 in fiscal 1995. Management believes the loss will increase in fiscal 1997 as the Company is still in the development stage and is in the process of commercializing and marketing its products.

Liquidity and Capital Resources

         The Company has incurred substantial losses and negative cash flow from operations since its inception. At July 31, 1996 the Company had working capital of approximately $600,000. The Company has financed its operations primarily through private placements during fiscal 1994 and a public offering during fiscal 1995. The Company anticipates losses to continue through the next fiscal year as the Company markets its products and develops new applications for its technology. The Company does not have sufficient financial resources to continue its operations beyond the calendar year ending 1996 without obtaining financing. The Company is actively pursuing long-term and short-term financing which may include debt and equity financing. There can be no assurance that the Company will be able to obtain the necessary financing to continue its operations or that the Company will realize sufficient revenue from commercializing its technology. There also can be no assurance that any financing will be available if needed, or, if available, will be on terms acceptable to the Company. In the event necessary financing is not obtained, the Company will be materially adversely affected and will have to cease operations.

         The report of the Company's independent auditors on the Company's financial statements as of July 31, 1996 and for the years then ended and for the period from November 18, 1991 (inception) to July 31, 1996 contains a paragraph regarding the uncertainty with respect to the ability of the Company to continue as a going concern. The Company has incurred substantial losses since inception and anticipates losses to continue at a substantial rate through the next fiscal year as it markets its products and develops new applications for its technology. The Company does not have sufficient financial resources to continue its operations after December 31, 1996 without obtaining financing. The Company is actively pursuing new financing, however, if such financing is not obtained prior to December 31, 1996, the Company will be forced to curtail and then cease operations. These factors raise substantial doubt regarding the ability of the Company to continue as a going concern.

         The Company has a net operating loss carryforward for tax purposes of approximately $7.5 million to offset future taxable income for federal tax purposes. The utilization of the loss carryforward to reduce future income taxes will depend on the Company's ability to generate sufficient taxable income prior to the expiration of the net operating loss carryforwards. The carryforward expires from 2007 to 2011. The Internal Revenue Code and Regulations contain provisions which limit the use of available net operating loss carryforwards in any given year should significant changes (greater than 50%) in ownership interests occur. Due to the initial public offering, the net operating loss carryover of approximately $1,900,000 incurred prior to the initial public offering will be subject to an annual limitation of approximately $400,000 until the net operating loss is utilized or expires.

         The Company is a party to agreements with two officers which provide aggregate minimum annual compensation of approximately $300,000 and is party to certain agreements with other employees which provide for aggregate minimum annual compensation payments of approximately $460,000. The agreements expire during January 1997 through April 1998. Since June 1996 the two officers and two other employees who are party to the agreements above, have been paid 50% of their salaries. The remaining portion of the salaries are being accrued and will not be paid prior to the Company's obtaining additional financing.

Charge to Income in the Event of Release of Escrowed Shares or Conversion of Class E Shares

         In connection with an earlier private placement in 1993, an aggregate of 781,244 shares of the Company's Class B Common Stock were placed in escrow. Such shares will be released to the stockholders in the event the Company attains certain earnings thresholds or the Company's Class A Common Stock meets certain minimum bid prices. In August 1994, the Company's Board of Directors approved a stock dividend of one share of Class E-1 Common Stock and Class E-2 Common Stock for each two shares of Class A and Class B Common Stock. The Class E Shares will automatically convert, on a share-for-share basis, into Class A Common Stock in the event the Company attains certain earnings or the market price of the Class A Common Stock achieves certain targets over the next five years. The Securities and Exchange Commission has adopted a position with respect to arrangements such as the one entered into between the Company and its stockholders who are officers, directors, employees or consultants of the Company with respect to the Escrow Shares and the Class E Shares. In the event the Company attains any of the earnings thresholds or the Company's Class A Common Stock meets certain minimum bid prices required for the release of the Escrow Shares or conversion of the Class E Shares, such release or conversion will be deemed additional compensation expense of the Company. Accordingly, the Company will, in the event of the release of the Escrow Shares or conversion of the Class E Shares, recognize during the periods in which the earnings thresholds are met or are probable of being met or such minimum bid prices attained, what will likely be one or more substantial charges which would have the effect of substantially increasing the Company's reportable loss or reducing or eliminating reportable earnings, if any, at such time. Although the amount of compensation expense recognized by the Company will not affect the Company's total stockholders' equity or its working capital, it may have a negative effect on the market price of the Company's securities. See Note G of Notes to Financial Statements.

         Financial Statements
        ---------------------
                  The response to this item is submitted in a separate section of this report. See Index to Consolidated Financial Statements on page F-1.


Item 8.  Changes in and Disagreements with Accountants on Accounting and
        -----------------------------------------------------------------
Financial Disclosure
--------------------
                  Not applicable.

                                    PART III
                                   ---------
Item 9.  Directors, Executive Officers, Promoters and Control Persons;
        ---------------------------------------------------------------
         Compliance with Section 16(a) of the Exchange Act
        -------------------------------------------------

Directors and Executive Officers

         The directors and executive officers of the Company, along with their respective ages and positions with the Company, are as follows:

             Name                        Age                    Position

     Thomas H. Lipscomb                   58            Chief Executive Officer,
                                                         President and Director
     Alan N. Alpern                       69            Chief Financial Officer
                                                         and Director
     William N. Walker                    58            Director
     Frank Schwab, Jr.                    64            Director
     Charles C. Johnston                  61            Director


         Thomas H. Lipscomb has been President and Chief Executive Officer of the Company, which he co-founded, since January 1992. From August 1991 until January 1992, Mr. Lipscomb was a self-employed consultant. From June 1988 through July 1991, he was President of Cryptologics International Inc. (currently known as Wave Systems Corp.), a firm engaged in the development of information technology. See "Business--Legal Proceedings." From May 1985 through May 1988, Mr. Lipscomb served as Vice President--Entertainment of Honeybee Productions, Inc., a film production company. Prior to that, he held a number of editorial and executive positions in book publishing, most recently as President of the New York Times Book Company.

         Alan N. Alpern has been Chief Financial Officer of the Company, which he co-founded, since January 1992 and was also Chairman of the Board from January 1992 until April 1995. Since October 1995 he has been a director, and since October 1996, he has been Chief Financial Officer, of American Pharmed Dr. Liedtke Inc., a pharmaceutical company. From June 1990 until October 1996 Mr. Alpern served as a director of Van American, Inc., an insurance holding company in Lexington, Kentucky. He also served as Chief Financial Officer of Van American Company, Inc. from June 1990 until December 1993. From May 1988 until June 1990, he was self-employed as an attorney and business consultant.

         William N. Walker has been a director of the Company since January 1992. Since September 1993, he has served as President of New Century Trading Corporation, a company engaged in commercial transactions in Russia and the former Soviet Union. From January 1992 through August 1993, Mr. Walker was Executive Vice President and Chief Legal Officer of Tosco Corporation, a New York Stock Exchange petroleum products company. From October 1974 through January 1992, he was a partner with the law firm of Mudge Rose Guthrie Alexander & Ferdon in New York. Mr. Walker has held many positions in government, including Deputy United States Trade Representative and Director of the Presidential Personnel Office.

         Frank Schwab, Jr. has been a director of the Company since December 1992. Since 1965, Mr. Schwab has served as President and Chief Executive Officer of Anderson & Schwab and its predecessors, a management consulting firm which specializes in, among other things, strategic and organizational planning, controls and market analysis.

         Charles C. Johnston has been a director of the Company since October 1996. Mr. Johnston is Chairman of ISI Systems ("ISI"), a subsidiary of Teleglobe of Montreal. Previously he was founder, Chief Executive Officer and President of ISI prior to its purchase by Telglobe in November 1989. Prior to establishing ISI in 1969, Mr. Johnston held executive management positions with Management Service, Boston, MA and Cambridge Data Corporation, Cambridge. MA as well as sales, marketing and management positions with IBM Hartford, Connecticut branch.

         All directors hold office until the next annual meeting of stockholders and until their successors are duly elected and qualified. Officers serve at the discretion of the Board of Directors, subject to rights, if any, under contracts of employment.

Other Significant Employees:

         The following persons, although not executive officers, make significant business contributions to the Company:

           Robert H. Nagel, Ph.D.          Executive Vice President--Technology
           Charlton H. Calhoun III         Executive Vice President--Marketing
           Craig C. Hale                   Director, New Technology
           Patrick Brosnan                 Controller and Secretary


         Robert H. Nagel, Ph.D. is one of three co-founders of the Company and has been Executive Vice President--Technology of the Company since January 1992. From 1982 through January 1992, Dr. Nagel served as President of Nagel Associates, Inc., a systems development firm that designed computer systems for such clients as the United States Navy and the New York City Transit Authority. From 1977 through 1982, Dr. Nagel served as technical director of Telerate Systems, Inc., a provider of electronic financial information, during its expansion from a start-up company. Prior thereto through 1978, Dr. Nagel formed and operated Information Distribution and Retrieval, Inc. which was a joint venture with Reuters and was instrumental in the creation of the systems design for Reuters' worldwide computer-based communications network. As a principal consultant at Network Analysis Corporation, from 1969 through 1972, Dr. Nagel contributed to the design of ARPANET, Telenet and the NASDAQ system.

         Charlton H. Calhoun III has been Executive Vice President of Marketing of the Company since January 1992. From 1990 through 1993, Mr. Calhoun served as President of International Desktop Communications, Ltd., a publisher of desktop communications and PC publishing materials. Since 1988, Mr. Calhoun has operated Calhoun & Associates, Inc., an independent advertising sales firm. From 1968 to 1988, Mr. Calhoun was employed in various positions with McGraw-Hill Publications Company, including from 1986 to 1988 as Group Vice President-Process Industries & Industrial Group.

         Craig C. Hale joined the Company in March 1996 to oversee all of the Company's research and development programs. He gained extensive project management experience while working for Honeywell Inc.'s Space & Strategic Avionics Division as a Program Manager and Technical Director for over seven years, and twice received an annual citation as "Outstanding Engineer." Prior to that, he was a senior design engineer at Smiths Industries Aerospace and Defense Systems, Inc. designing a smart navigation and weapons delivery system for military aircraft. Mr. Hale has extensive programming experience for military and corporate clients.

         Patrick Brosnan has been the Controller and Secretary since May 1995. Prior thereto, for five years he was employed by Richard Eisner & Company LLP, a public accounting firm in various positions, including Audit Manager since 1993. Mr. Brosnan is a CPA.


Key Consultant

         Massimo Vignelli has served as Director of Design of the Company on a consulting basis since January 1992. Mr. Vignelli operates a world-renowned design firm, Vignelli Associates, and has received many national and international honors, awards, and honorary doctorates including the first Presidential Design Award of the U.S. Government, presented by President Ronald Reagan in 1985, the American Institute for Graphic Arts Gold Medal, the American Institute of Architects Industrial Arts Medal, and appointment to the Art Directors' Club Hall of Fame.

Directors' Compensation

         Directors of the Company do not receive any fixed compensation for serving on the Board. Board members will be reimbursed for all reasonable expenses incurred by them in connection with serving as directors of the Company.

Compliance with Section 16(a) of the Exchange Act

         To the Company's knowledge, there were no delinquent Section 16(a) filers except as follows: William N. Walker and Frank Schwab, Jr. each filed one late Form 4.

Item 10.  Executive Compensation

         The following table sets forth the compensation paid or accrued by the Company for services rendered during the fiscal year ended July 31, 1996 to Thomas H. Lipscomb, the Company's Chief Executive Officer and President, and Alan N. Alpern, the Company's Chief Financial Officer, the only other executive officer of the Company during such fiscal year.

                           Summary Compensation Table

                                                                      Long Term
                         Annual Compensation                        Compensation
                        --------------------                       ------------
                                                        Other
                                                       Annual
     Name and                                          Compen-
     Principal                                         sation
     Position           Year          Salary($)           $           Options(#)
    -----------        ------        -----------      ---------      ----------

  Thomas H. Lipscomb    1996          175,000 (1)        -0-             -0-

  Alan N. Alpern        1996            -0-            125,000 (1)       -0-
-------------
(1) Includes accrued compensation of an aggregate of $32,705 for these two officers that will not be paid until the Company obtains additional financing.


         The following table sets forth the number and value of unexercised in-the-money options at July 31, 1996 for the executive officers named above. There were no options exercised in fiscal 1996 by either of the named individuals.


                      Option/SAR Grants in Last Fiscal Year
                     --------------------------------------
                                     % of Total
                                      Options
                                     Granted to       Exercise
                      Options        Employees         or Base       Expiration
     Name            Granted (#)   in Fiscal Year   Price ($/Sh)       Date
   -------          ------------   --------------  -------------   -----------
Thomas H. Lipscomb      -0-             -0-              -0-             --

Alan N. Alpern          -0-             -0-              -0-             --

                  Aggregated Option/SAR Exercises in Last Fiscal Year
                             and FY-End Option/SAR Value
                 ----------------------------------------------------

                                                   Number of
                                                  Unexercised       Value of
                                                  Options at      Unexercised
                                                   FY-End(#)      In-the-Money
                   Shares Acquired     Value      Exercisable   Options/SAR's at
     Name          on Exercise (#)   Realized($) Unexercisable      FY-End($)
------------------ ----------------  ----------- -------------  ----------------
Thomas H. Lipscomb      -0-              -0-       100,000/0           -0-

Alan N. Alpern          -0-              -0-        50,000/0           -0-


Employment Agreements

         Effective January 1, 1992, and amended as of October 1994, the Company entered into a three-year employment agreement with Thomas H. Lipscomb pursuant to which Mr. Lipscomb will serve on a full-time basis as President and Chief Executive Officer of the Company and a two-year consulting agreement with Alan
N. Alpern pursuant to which Mr. Alpern will devote more than half of his business time to the Company as Chief Financial Officer. The agreements with Messrs. Lipscomb and Alpern provide for base annual salaries of $175,000 and $125,000, respectively, for the 1996 calendar year. Each agreement provides that if the Company breaches the agreement or if either of Messrs. Lipscomb or Alpern is not elected a director of the Company, and, in the case of Mr. Lipscomb, is not maintained as President and Chief Executive Officer of the Company or any of its subsidiaries, then Messrs. Lipscomb or Alpern, as the case may be, may terminate his agreement with the Company and will be entitled to a cash payment in an amount equal to his base annual salary for the remaining term of his agreement. At the end of each agreement, Messrs. Lipscomb and Alpern may each elect to serve as a consultant to the Company for three annual consulting periods at monthly payments of $7,500 and $12,000, respectively. Each agreement also contains non-competition and confidentiality provisions.

Stock Option Plans

         In August 1994, the Board of Directors adopted, and in September 1994, the stockholders approved, the 1994 Stock Option Plan (the "1994 Plan") which provides for the grant of options to purchase an aggregate of 500,000 shares of the Company's Class A Common Stock. By vote of the Board of Directors, the 1994 Plan has been increased by 500,000 shares to provide that 1,000,000 shares of Class A Common Stock be available for grant, which increase was approved by the Company's stockholders in April 1996. The 1994 Plan provides for the grant to key employees of incentive stock options within the meaning of Section 422 of the Code, and for the grant of non-qualified stock options to eligible executive officers, directors and key employees of the Company. The 1994 Plan, which expires in 2004, will be administered by the Board of Directors or a committee designated by the Board of Directors. The purposes of the 1994 Plan are to ensure the retention of existing executive personnel, key employees and consultants of the Company, to attract and retain new executive personnel, key employees and consultants and to provide additional incentive by permitting such individuals to participate in the ownership of the Company, and the criteria to be utilized by the Board of Directors or committee in granting options pursuant to the 1994 Plan will be consistent with these purposes.

         Options granted under the 1994 Plan may be exercisable for a period of up to 10 years from the date of grant at an exercise price which is not less than the fair market value of the Class A Common Stock on the date of the grant, except that the term of an incentive stock option granted under the 1994 Plan to a stockholder owning more than 10% of the outstanding Class A Common Stock may not exceed five years and its exercise price may not be less than 110% of the fair market value of the Class A Common Stock on the date of the grant. To the extent that the aggregate fair market value, as of the date of grant, of the shares of which incentive stock options become exercisable for the first time by an optionee during the calendar year exceeds $100,000, the portion of such option which is in excess of the $100,000 limitation will be treated as a non-qualified stock option. Upon the exercise of an option, payment may be made by cash, check or any other means that the Board or the committee determines. No option may be granted under the 1994 Plan after September 2004. The options are non-transferrable during the life of the option holder. As of October 31, 1996, an aggregate of 764,000 options granted to various employees and directors, vesting in varying installments from date of grant, are outstanding under the 1994 plan and the Company's 1992 Stock Option Plan and 190,000 options remain available for grant under the 1994 Plan. During April 1996 the Company's Board of Directors revised the exercise price of the options granted under the plans for non executive officers of the Company and for members of the Board of Directors who are not employees of the Company who were granted options prior to this repricing, to be $4.00 per share, being in excess of the fair market value on the effective date of the repricing. During October 1996, a newly elected member of the Board of Directors was granted 40,000 stock options at an exercise price of $5.00, 10,000 of which are immediately exercisable and the balance of which vest in three equal annual installments.


Profit Sharing Plan

         In January 1992, the Company adopted a Profit Sharing Plan, pursuant to which an amount equal to 3.5% of the pretax profit of the Company for each fiscal year will be set aside for the benefit of such employees as are determined by the Board of Directors. No funding was provided through July 31, 1996 as the Company incurred a net loss for the period.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth, as of October 28, 1996, certain information concerning the beneficial ownership of the Company's Class A, Class B and Class E Common Stock, by (i) each stockholder known by the Company to own beneficially five percent or more of the outstanding Class A, Class B and Class E Common Stock of the Company; (ii) each director; (iii) each person named in the Executive Compensation Table; and (iv) all executive officers and directors of the Company as a group, and their percentage ownership before and after this offering and voting power after this offering. Each share of Class B Common Stock is entitled to six votes per share and each share of Class A Common Stock and Class E Common Stock is entitled to one vote per share. See "Escrow Shares" below for a description of other terms of the Class E Common Stock.






                                        Class A
                                         Common                Class B           Class E Common
                                       Stock (1)             Common Stock            Stock              % of
                                      ----------          ------------------   ------------------        Vote
                                                                                                          of
  Name and Address of             Number of               Number of            Number of                  all
   Beneficial Owner               of Shares      %          Shares        %     Shares         %        Classes
 --------------------            -----------   -----     ------------  ------ ----------     -----      -------
Thomas H. Lipscomb               100,000(2)     3.4        813,126(3)   62.1    813,126       41.2       43.1%
Alan N. Alpern                    50,000(2)     1.7        157,342(4)   12.0    205,342       10.4        9.4%
William Walker                    18,000(5)       *         20,179(6)    1.5     26,830        1.4        1.1%
Frank Schwab                      18,000(5)       *      27,679(6)(7)    2.1     34,330        1.4        1.4%
Robert Nagel                      50,000(8)     1.7         59,557(9)    4.5    136,850        6.9        3.6%
Charles C. Johnston               10,000(9)       *            --          *      --             *          *
All executive officers and
directors as a group (4 persons) 186,000        5.1      1,018,326      77.7  1,079,628       54.7       55.0%

-------------
*Less than one percent.

(1) Except as otherwise noted, each individual or entity has sole voting and investment power over the securities listed and the address of each beneficial owner is c/o the Company. Includes each holder's Escrow Shares.

(2)      Represents immediately exercisable options.

(3) Includes 427,409 Escrow Shares. Mr. Lipscomb has granted options to purchase 16,875 shares of Class A Common Stock issuable upon conversion of the shares of Class B Common Stock beneficially owned by him, including the right to receive 16,875 Class E Shares, to two individuals and one entity (the "Lipscomb Options").

(4) Includes 94,591 Escrow Shares. Also includes 25,978 shares of Class B Common Stock owned by Mr. Alpern's wife, as to which Mr. Alpern disclaims beneficial ownership, including 18,217 Escrow Shares.

(5) Excludes 16,000 options to purchase Class A Common Stock not presently exercisable.

(6)      Includes 10,510 Escrow Shares.

(7)      Includes 7,500 Lipscomb Options.

(8) Consists of 2,500 shares of Class A Common Stock beneficially owned by Dr. Nagel and options to purchase 47,500 shares of Class A and Class E Common Stock exercisable within 60 days.

(9)      Includes 59,557 Escrow Shares.

(10) Represents immediately exercisable options. Excludes options to purchase 30,000 shares of Class A Common Stock not presently exercisable.


Class E Shares

         In connection with the Company's initial public offering, in August 1994, the Company declared a stock dividend consisting of shares of Class E-1 and E-2 Common Stock to all holders of its Class A and Class B Common Stock.

         Class E-1 Shares

         Each Class E-1 share will be automatically converted into one share of Class A Common Stock, if, and only if, one or more of the following conditions is/are met:

         (i) the Company's net income before provision for income taxes and exclusive of any extraordinary earnings (all as audited and determined by the Company's independent public accountants) (the "Minimum Pretax Income") amounts to at least $6.6 million for the fiscal year ending July 31, 1997;

         (ii) the Minimum Pretax Income amounts to at least $8.8 million for the fiscal year ending July 31, 1998;

         (iii) the Bid Price ( as defined) of the Company's Class A Common Stock averages in excess of $16.50 per share for 30 consecutive business days during the 18 month period commencing July 19, 1996;

         (iv) the Company is acquired by or merged into another entity for which stockholders of the Company receive per share consideration equal to or greater than the level set forth in (iii) above.

         Class E-2 Shares

         Each Class E-2 share will be automatically converted into one share of Class A Common Stock, if, and only if, one or more of the following conditions is/are met:

         (i) the Minimum Pretax Income amounts to at least $8.1 million for the fiscal year ending July 31, 1997;

         (ii) the Minimum Pretax Income amounts to at least $10.8 million for the fiscal year ending July 31, 1998;

         (iii) the Bid Price of the Company's Class A Common Stock averages in excess of $22.00 per share for 30 consecutive business days during the 18 month period commencing July 19, 1996;

         (iv) the Company is acquired by or merged into another entity for which stockholders of the Company receive per share consideration equal to or greater than the levels set forth in (iii) above.

         The Class E Shares will be redeemed by the Company for $.0001 per share and cancelled if such earnings levels or market price targets are not achieved.

Escrow Shares

         In connection with a private placement completed in September 1993, the present holders of the Company's Class B Common Stock placed into escrow, on a pro rata basis, an aggregate of 781,244 of their shares. Such stockholders will continue to vote the Escrow Shares; however, the Escrow Shares are not assignable or transferable. The following sets forth the number of Escrow Shares owned by the executive officers, directors and principal stockholders of the
Company:

                   Name                 Number of Shares
          -------------------          ------------------
          Thomas H. Lipscomb                 427,409
          Alan N. Alpern                      94,591
          Robert H. Nagel                     59,557
          William N. Walker                   10,510
          Frank Schwab, Jr.                   10,510

        The Escrow Shares will be released to the stockholders in the event that:

         (i) the Minimum Pretax Income amounts to at least $7.4 million for the twelve months ending December 31, 1997;

         (ii) the Bid Price of the Company's Class A Common Stock shall average in excess of $13.35 per share for 30 consecutive business days during the 18 month period commencing July 19, 1996.

         The Minimum Pretax Income amounts set forth above shall be increased proportionately, with certain limitations, in the event additional shares of Common Stock or securities convertible into, exchangeable for or exercisable into Common Stock are issued after January 18, 1995. The Bid Price amounts set forth above are subject to adjustment in the event of any stock splits, reverse stock splits or other similar events.

         Any money, securities, rights or property distributed in respect of the Escrow Shares or the Class E Shares, including any property distributed as dividends or pursuant to any stock split, merger, recapitalization, dissolution, or total or partial liquidation of the Company, shall be held in escrow until release of the Escrow Shares or conversion of the Class E Shares. If none of the applicable earnings or market price levels with respect to the Escrow Shares set forth above have been met by May 1, 1998, the Escrow Shares, as well as any dividends or other distributions made with respect thereto, will be contributed to the capital of the Company. If none of the applicable earnings or market price levels with respect to the Class E Shares set forth above have been met by March 31, 1999, the Class E Shares, as well as any dividends or other distributions made with respect thereto, will be redeemed by the Company for nominal consideration and cancelled. The Company expects that the release of the Escrow Shares to, or conversion of Class E Shares held by, officers, directors, employees and consultants of the Company will be deemed compensatory and, accordingly, will result in a substantial charge to reportable earnings, which would equal the fair market value of such shares on the date of release. Such charge could substantially increase the reportable loss or reduce or eliminate the Company's net income for financial reporting purposes for the period(s) during which such shares are, or become probable of being, released from escrow connected to Class A Common Stock. Although the amount of compensation expense recognized by the Company will not affect the Company's total stockholders' equity, it may have a negative effect on the market price of the Company's securities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note G of "Notes to Financial Statements."

         The earnings and market price levels set forth above were determined by negotiation between the Company and the underwriter of its initial public offering and should not be construed to imply or predict any future earnings by the Company or any increase in the market price of its securities.

Item 12.  Certain Relationships and Related Transactions
         -----------------------------------------------
                  None

                                     PART IV
                                    --------
Item 13.  Exhibits, List and Reports on Form 8-K
         ---------------------------------------
(a)      Exhibits.
        ----------
           4.2(1)     Form of Underwriter's Option
           4.3(1)     Form of Warrant Agreement
           4.5(1)     Escrow agreement, as amended
           4.6(1)     Form of warrant expiring September 10, 2002
          10.1(1)     1992 Stock Option Plan
          10.2(1)     1994 Stock Option Plan
          10.3(1)     Employment Agreement with Thomas H. Lipscomb, as amended
          10.4(1)     Consulting agreement with Alan N. Alpern, as amended
          10.5(1)     Lease for Executive Offices, as supplemented
          10.6(1)     License and Option Agreement dated February 9, 1994
                      between the Registrant and International Typeface
                      Corporation
          10.7(1)     Employment agreement with Charlton Calhoun III, as
                      amended
          10.8(2)     Agreement between International Typeface Corporation
                      and the Company dated April 21, 1995
          11.1        Computation of Net Loss Per Share 23.1 Independent
          23.1        Auditors Consent


-----------

(1) Incorporated by reference to the Company's Registration Statement on Form SB-2 (File no. 33-83940)

(2) Incorporated by reference to the Company's Report on Form 8-K dated April 21, 1995

**   Confidential treatment has been granted for portions of this Exhibit.

(b) Reports on Form 8-K - No reports on Form 8-K were filed during the three months ended July 31, 1996.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                          INFOSAFE SYSTEMS, INC.
Date:  November 1, 1996
                                             By:   /s/ Thomas H. Lipscomb
                                                  -----------------------------
                                                   Thomas H. Lipscomb, President

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/Thomas H. Lipscomb          President, Chief Executive       November 1, 1996
-------------------------      Officer, Director (Principal
Thomas H. Lipscomb             Executive Officer)



/s/ Alan N. Alpern             Director and Chief               November 1, 1996
-------------------------      Financial Officer
Alan N. Alpern


/s/ Patrick Brosnan            Controller and Secretary         November 1, 1996
-------------------------      (Principal Accounting Officer)
Patrick Brosnan


/s/ William N. Walker          Director                         November 1, 1996
-------------------------
William N. Walker


/s/  Frank Schwab, Jr.         Director                         November 1, 1996
-------------------------
Frank Schwab, Jr.


/s/  Charles C. Johnston       Director                         November 1, 1996
-------------------------
Charles C. Johnston

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                          INFOSAFE SYSTEMS, INC.
Date:  November 1, 1996
                                               By: _____________________________
                                                   Thomas H. Lipscomb, President

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


____________________       President, Chief Executive           November 1, 1996
Thomas H. Lipscomb         Officer, Director (Principal
                           Executive Officer)

____________________       Director and Chief                   November 1, 1996
Alan N. Alpern             Financial Officer


____________________       Controller and Secretary             November 1, 1996
Patrick Brosnan            (Principal Accounting Officer)


____________________       Director                             November 1, 1996
William N. Walker


____________________       Director                             November 1, 1996
Frank Schwab, Jr.


____________________       Director                             November 1, 1996
Charles C. Johnston

                             INFOSAFE SYSTEMS, INC.


                              FINANCIAL STATEMENTS


                                  JULY 31, 1996

                                  [LETTERHEAD]



                         REPORT OF INDEPENDENT AUDITORS



To the Board of Directors of
   Infosafe Systems, Inc.


        We have audited the accompanying balance sheet of Infosafe Systems, Inc. (a development stage company) as at July 31, 1996, and the related statements of operations, changes in stockholders' equity (capital deficiency) and cash flows for each of the years ended July 31, 1995 and July 31, 1996, and for the period from November 18, 1991 (inception) to July 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements enumerated above present fairly, in all material respects, the financial position of Infosafe Systems, Inc. as at July 31, 1996, and the results of its operations and its cash flows for each of the years ended July 31, 1995 and July 31, 1996, and for the period from November 18, 1991 (inception) to July 31, 1996, in conformity with generally accepted accounting principles.

        The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A, the Company is in the development stage and has incurred operating losses since inception which raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Richard A. Eisner & Company, LLP



New York, New York
October 22, 1996

                             INFOSAFE SYSTEMS, INC.
                          (a development stage company)

                                  BALANCE SHEET

                               AS AT JULY 31, 1996

                                   A S S E T S
                                   -----------
Current assets:
   Cash and cash equivalents (Note B[8]). . . . . . . . . . . . . . . .    $    50,466
   Accounts receivable - net of allowance for doubtful accounts
     of $5,000. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         18,996
   Marketable securities - available for sale (Notes B[2] and D). . . .        908,178
   Prepaid expenses and other assets. . . . . . . . . . . . . . . . . .        113,613
                                                                           -----------
          Total current assets. . . . . . . . . . . . . . . . . . . . .      1,091,253

Equipment held for lease (Notes B[3] and C) . . . . . . . . . . . . . .        420,613
Software development costs - net of amortization of $95,563 (Note B[4])        111,252
Fixed assets (Notes B[3] and E) . . . . . . . . . . . . . . . . . . . .        299,082
Patents, copyrights and trademark - net of amortization of $21,811
   (Note B[5]). . . . . . . . . . . . . . . . . . . . . . . . . . . . .         62,820
Deposits and other. . . . . . . . . . . . . . . . . . . . . . . . . . .         40,312
                                                                           -----------
          T O T A L . . . . . . . . . . . . . . . . . . . . . . . . . .    $ 2,025,332
                                                                           ===========
                              L I A B I L I T I E S
                              ---------------------
Current liabilities:
   Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . .    $   192,447
   Purchase agreement (Note F). . . . . . . . . . . . . . . . . . . . .        100,000
   Current portion of capital lease obligation (Note J[3]). . . . . . .          9,322
   Accrued expenses . . . . . . . . . . . . . . . . . . . . . . . . . .         73,712
   Due to stockholders. . . . . . . . . . . . . . . . . . . . . . . . .        116,163
                                                                           -----------
          Total current liabilities . . . . . . . . . . . . . . . . . .        491,644

Capital lease obligation - less current portion (Note J[3]) . . . . . .         10,364
                                                                           -----------
          Total liabilities . . . . . . . . . . . . . . . . . . . . . .        502,008
                                                                           -----------
Commitments, contingencies and other matters (Notes J and K)

                              STOCKHOLDERS' EQUITY
                              --------------------
                                    (Note G)
Common stock:
   Class A - par value $.01 per share, 20,000,000 shares authorized,
     one vote per share; 2,908,549 shares issued and outstanding. . . .         29,085
   Class B - par value $.01 per share, 2,000,000 shares authorized, six votes per share; 1,326,309 issued and outstanding including
     781,244 shares held in escrow. . . . . . . . . . . . . . . . . . .          1,387
   Class E-1 - par value $.01 per share, 2,000,000 shares authorized, one vote per share; 1,343,637 shares issued and to be issued
     redemption value $.0001 per share. . . . . . . . . . . . . . . . .         13,436
   Class E-2 - par value $.01 per share, 2,000,000 shares authorized, one vote per share; 1,343,637 shares issued and to be issued
     redemption value $.0001 per share. . . . . . . . . . . . . . . . .         13,436
Additional paid-in capital. . . . . . . . . . . . . . . . . . . . . . .      9,694,582
(Deficit) accumulated during the development stage. . . . . . . . . . .     (8,234,154)
Unrealized gain on marketable securities. . . . . . . . . . . . . . . .          5,552
                                                                           -----------
          Total stockholders' equity. . . . . . . . . . . . . . . . . .      1,523,324
                                                                           -----------
          T O T A L . . . . . . . . . . . . . . . . . . . . . . . . . .    $ 2,025,332
                                                                           ===========

           Attention is directed to the foregoing accountants' report and to the accompanying notes to financial statements.

                             INFOSAFE SYSTEMS, INC.
                          (a development stage company)

                            STATEMENTS OF OPERATIONS

                                                     For the Year Ended                        Period From
                                                           July 31,                         November 18, 1991
                                             ----------------------------------               (Inception) to
                                                 1995                   1996                   July 31, 1996
                                             -----------            -----------         ------------------------
Revenue:

   License fees. . . . . . . . . . .                                                           $   350,000

   Other revenues. . . . . . . . . .         $   140,572            $    51,268                    241,840
                                             -----------            -----------                -----------

          T o t a l. . . . . . . . .             140,572                 51,268                    591,840
                                             -----------            -----------                -----------
Expenses:

   Cost of revenue (including
     amortization of software
     development costs of $40,668
     and $41,363). . . . . . . . . .             109,648                 68,585                    191,765

   Research and development. . . . .             537,258                934,403                  2,011,594

   Selling, general and
     administrative. . . . . . . . .           1,589,725              2,223,802                  5,751,036

   Write-down of assets held for
     lease . . . . . . . . . . . . .                                    470,000                    470,000
                                             -----------            -----------                -----------
          T o t a l. . . . . . . . .           2,236,631              3,696,790                  8,424,395
                                             -----------            -----------                -----------
Operating (loss) . . . . . . . . . .          (2,096,059)            (3,645,522)                (7,832,555)

Interest and investment income . . .             152,117                228,553                    395,175

Settlement expense (Note K). . . . .            (340,000)               (54,828)                  (394,828)

Interest expense (including debt
   discount and deferred financing
   fees) . . . . . . . . . . . . . .            (344,841)               (24,783)                  (393,546)
                                             ------------           -----------                -----------
NET (LOSS) . . . . . . . . . . . . .         $(2,628,783)           $(3,496,580)               $(8,225,754)
                                             ===========            ===========                ===========
Net (loss) per common share. . . . .           $(1.15)                $(1.05)
                                               ======                 ======
Weighted average number of common
   shares and common share
   equivalents outstanding . . . . .           2,278,779              3,325,090
                                             ===========            ===========

         Attention is directed to the foregoing accountants' report and to the accompanying notes to financial statements.

                             INFOSAFE SYSTEMS, INC.
                          (a development stage company)

        STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)

       FOR THE PERIOD FROM NOVEMBER 18, 1991 (INCEPTION) TO JULY 31, 1996
                               (See Notes A and G)

                                                             Class A           Class B            Class E-1         Class E-2
                                                           Common Stock      Common Stock        Common Stock      Common Stock
                                                          --------------   -----------------   -----------------  -----------------
                                                          Shares  Amount   Shares     Amount   Shares    Amount   Shares     Amount
                                                          ------  ------   ------     ------   -------   -------  -------   -------
Issuance of common stock on January 8, 1992 at $.007412
   per share . . . . . . . . . . . . . . . . . . . . . .                     20,180  $   21
Issuance of common stock on January 8, 1992 at $.007412
   per share (including services rendered) . . . . . . .                  1,479,807   1,540
Rent contributed by stockholder from March 1, 1992 to
   July 31, 1992 . . . . . . . . . . . . . . . . . . . .
Costs associated with sale of preferred shares . . . . .
Net (loss) . . . . . . . . . . . . . . . . . . . . . . .
                                                                          ---------   -----

Balance as at July 31, 1992. . . . . . . . . . . . . . .                  1,499,987   1,561
Issuance of shares from November 1992 to June 1993 at
   $4.00 per share . . . . . . . . . . . . . . . . . . . 378,125  $3,781
Costs associated with sales of common shares from
   November 1992 to June 1993. . . . . . . . . . . . . .
Warrants issued as compensation at $.04 per warrant. . .
Warrants issued with debt. . . . . . . . . . . . . . . .
Dividends on preferred shares. . . . . . . . . . . . . .
Net (loss) . . . . . . . . . . . . . . . . . . . . . . .
                                                         -------  ------  ---------   -----

Balance as at July 31, 1993. . . . . . . . . . . . . . . 378,125   3,781  1,499,987   1,561
Issuance of shares in September 1993 at $4.00 per share. 137,500   1,375
Costs associated with sale of common shares in
   September 1993. . . . . . . . . . . . . . . . . . . .
Dividends on preferred shares. . . . . . . . . . . . . .
Shares issued for services in December 1993 and March
   1994 at $4.60 per share . . . . . . . . . . . . . . .   9,750      98
Shares issued as compensation in July 1994 at $4.60 per
   share . . . . . . . . . . . . . . . . . . . . . . . .  12,500     125
Transfer of shares . . . . . . . . . . . . . . . . . . .   5,000      50     (5,000)     (5)
Net (loss) . . . . . . . . . . . . . . . . . . . . . . .
Stock dividend on Class A and Class B common stock . . .                                      1,018,931  $10,189  1,018,931  $10,189
Stock to be issued to holders of preferred shares,
   options and warrants. . . . . . . . . . . . . . . . .                                        328,441    3,284    328,441    3,284
                                                         -------   -----  ---------   -----   ---------  -------- ---------  -------

Balance as at July 31, 1994. . . . . . . . . . . . . . . 542,875   5,429  1,494,987   1,556   1,347,372   13,473  1,347,372   13,473

                                                                            (Deficit)
                                                                           Accumulated       Unrealized       Stockholder
                                                           Additional       During the         Gain on          Equity
                                                            Paid-In        Development       Marketable        (Capital
                                                            Capital           Stage          Securities       Deficiency)
                                                           ----------      ------------      ----------       -----------
Issuance of common stock on January 8, 1992 at $.007412
   per share . . . . . . . . . . . . . . . . . . . . . .  $      129                                         $       150
Issuance of common stock on January 8, 1992 at $.007412
   per share (including services rendered) . . . . . . .       9,460                                              11,000
Rent contributed by stockholder from March 1, 1992 to
   July 31, 1992 . . . . . . . . . . . . . . . . . . . .       5,000                                               5,000
Costs associated with sale of preferred shares . . . . .      (2,500)                                             (2,500)
Net (loss) . . . . . . . . . . . . . . . . . . . . . . .                  $  (149,580)                          (149,580)
                                                          ----------      -----------                        -----------

Balance as at July 31, 1992. . . . . . . . . . . . . . .      12,089         (149,580)                          (135,930)
Issuance of shares from November 1992 to June 1993 at
   $4.00 per share . . . . . . . . . . . . . . . . . . .   1,508,719                                           1,512,500
Costs associated with sales of common shares from
   November 1992 to June 1993. . . . . . . . . . . . . .    (271,725)                                           (271,725)
Warrants issued as compensation at $.04 per warrant. . .      20,000                                              20,000
Warrants issued with debt. . . . . . . . . . . . . . . .         500                                                 500
Dividends on preferred shares. . . . . . . . . . . . . .                      (11,250)                           (11,250)
Net (loss) . . . . . . . . . . . . . . . . . . . . . . .                    1,113,454)                        (1,113,454)
                                                          ----------      -----------                        -----------

Balance as at July 31, 1993. . . . . . . . . . . . . . .   1,269,583       (1,274,284)                               641
Issuance of shares in September 1993 at $4.00 per share.     548,625                                             550,000
Costs associated with sale of common shares in
   September 1993. . . . . . . . . . . . . . . . . . . .     (78,733)                                            (78,733)
Dividends on preferred shares. . . . . . . . . . . . . .                       (6,150)                            (6,150)
Shares issued for services in December 1993 and March
   1994 at $4.60 per share . . . . . . . . . . . . . . .      44,752                                              44,850
Shares issued as compensation in July 1994 at $4.60 per
   share . . . . . . . . . . . . . . . . . . . . . . . .      57,375                                              57,500
Transfer of shares . . . . . . . . . . . . . . . . . . .         (45)                                             - 0 -
Net (loss) . . . . . . . . . . . . . . . . . . . . . . .                     (837,357)                          (837,357)
Stock dividend on Class A and Class B common stock . . .      20,378)                                             - 0 -
Stock to be issued to holders of preferred shares,
   options and warrants. . . . . . . . . . . . . . . . .      (6,568)                                             - 0 -
                                                          ----------      -----------                        -----------

Balance as at July 31, 1994. . . . . . . . . . . . . . .   1,814,611       (2,117,791)                          (269,249)

(continued)

                             INFOSAFE SYSTEMS, INC.
                          (a development stage company)

        STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)

       FOR THE PERIOD FROM NOVEMBER 18, 1991 (INCEPTION) TO JULY 31, 1996
                               (See Notes A and G)
                                   (continued)

                                                             Class A             Class B            Class E-1         Class E-2
                                                           Common Stock        Common Stock        Common Stock      Common Stock
                                                          ----------------   ---------------    ----------------   ---------------
                                                          Shares    Amount   Shares   Amount    Shares    Amount   Shares   Amount
                                                          ------    ------   ------   ------    -------   -------  -------  ------
Balance as at July 31, 1994. . . . . . . . . . . . . . .   542,875 $ 5,429 1,494,987  $1,556  1,347,372  $13,473  1,347,372 $13,473
Warrants issued with debt in September 1994. . . . . . .
Issuance of shares in January and February 1995 at
   $5.00 per share . . . . . . . . . . . . . . . . . . . 1,782,500  17,625
Cost associated with sale of common shares in January
   and February 1995 . . . . . . . . . . . . . . . . . .
Warrants issued for compensation . . . . . . . . . . . .
Stock issued in settlement with preferred stockholder
   in July 1995  . . . . . . . . . . . . . . . . . . . .    40,038     400                           15                  15
Exercise of warrants in July 1995. . . . . . . . . . . .    55,500     555
Net (loss) . . . . . . . . . . . . . . . . . . . . . . .
Unrealized gain on marketable securities . . . . . . . .
                                                         --------- ------- ---------  ------   ---------  -------  --------- -------
Balance as at July 31, 1995. . . . . . . . . . . . . . . 2,420,913 $24,209 1,494,987   1,556  1,347,387   13,473  1,347,387  13,473
Class B common stock exchanged for Class A common stock
   in August 1995. . . . . . . . . . . . . . . . . . . .     8,000      80    (8,000)     (8)
Class B common stock exchanged for Class A common stock
   in October 1995 . . . . . . . . . . . . . . . . . . .    12,000     120    12,000     (12)
Class B common stock exchanged for Class A common stock
   in November 1995. . . . . . . . . . . . . . . . . . .     5,937      59    (5,937)     (6)
Warrants exercised in November 1995. . . . . . . . . . .   275,000   2,750
Stock options exercised in January 1996. . . . . . . . .     5,000      50
Stock options exercised in April 1996. . . . . . . . . .     5,000      50
Warrants exercised in April 1996 . . . . . . . . . . . .     3,125      31
Warrants issued for settlement in June 1996 (Note K) . .
Stock options exercised in June 1996 . . . . . . . . . .    30,833     308
Class B common stock exchanged for Class A common stock
   in June 1996. . . . . . . . . . . . . . . . . . . . .   123,221   1,232  (123,221)   (123)
Class B common stock exchanged for Class A common
   stock in July 1996. . . . . . . . . . . . . . . . . .    19,520     196   (19,520)    (20)
Shares canceled. . . . . . . . . . . . . . . . . . . . .                                         (3,750)     (37)    (3,750)    (37)
Net (loss) . . . . . . . . . . . . . . . . . . . . . . .
Unrealized (loss) on marketable securities . . . . . . .
                                                         --------- ------- ---------  ------  ---------  -------  --------- -------

BALANCE AS AT JULY 31, 1996. . . . . . . . . . . . . . . 2,908,549 $29,085 1,326,309  $1,387  1,343,637  $13,436  1,343,637 $13,436
                                                         ========= ======= =========  ======  =========  =======  ========= =======



                                                                            (Deficit)
                                                                           Accumulated       Unrealized       Stockholder
                                                           Additional       During the         Gain on          Equity
                                                            Paid-In        Development       Marketable        (Capital
                                                            Capital           Stage          Securities       Deficiency)
                                                           ----------      ------------      ----------       -----------
Balance as at July 31, 1994. . . . . . . . . . . . . . .   $1,814,611      $(2,117,791)                       $ (269,249)
Warrants issued with debt in September 1994. . . . . . .       75,000                                             75,000
Issuance of shares in January and February 1995 at
   $5.00 per share . . . . . . . . . . . . . . . . . . .    8,894,675                                          8,912,500
Cost associated with sale of common shares in January
   and February 1995 . . . . . . . . . . . . . . . . . .   (1,693,447)                                        (1,693,447)
Warrants issued for compensation . . . . . . . . . . . .       54,186                                             54,186
Stock issued in settlement with preferred stockholder
   in July 1995  . . . . . . . . . . . . . . . . . . . .       49,600            9,000                            59,000
Exercise of warrants in July 1995. . . . . . . . . . . .       27,195                                             27,750
Net (loss) . . . . . . . . . . . . . . . . . . . . . . .                    (2,628,783)                       (2,628,783)
Unrealized gain on marketable securities . . . . . . . .                                    $90,320               90,320
                                                           ----------      -----------      -------           ----------
Balance as at July 31, 1995. . . . . . . . . . . . . . .    9,221,820       (4,737,574)      90,320            4,627,277
Class B common stock exchanged for Class A common stock
   in August 1995. . . . . . . . . . . . . . . . . . . .          (72)                                            - 0 -
Class B common stock exchanged for Class A common stock
   in October 1995 . . . . . . . . . . . . . . . . . . .         (108)                                            - 0 -
Class B common stock exchanged for Class A common stock
   in November 1995. . . . . . . . . . . . . . . . . . .          (53)                                            - 0 -
Warrants exercised in November 1995. . . . . . . . . . .      134,750                                            137,500
Stock options exercised in January 1996. . . . . . . . .       19,950                                             20,000
Stock options exercised in April 1996. . . . . . . . . .       19,950                                             20,000
Warrants exercised in April 1996 . . . . . . . . . . . .        7,782                                              7,813
Warrants issued for settlement in June 1996 (Note K). . .     168,750                                            168,750
Stock options exercised in June 1996 . . . . . . . . . .      123,024                                            123,332
Class B common stock exchanged for Class A common stock
   in June 1996. . . . . . . . . . . . . . . . . . . . .       (1,109)                                            - 0 -
Class B common stock exchanged for Class A common
   stock in July 1996. . . . . . . . . . . . . . . . . .         (176)                                            - 0 -
Shares canceled. . . . . . . . . . . . . . . . . . . . .           74                                             - 0 -
Net (loss) . . . . . . . . . . . . . . . . . . . . . . .                    (3,496,580)                       (3,496,580)
Unrealized (loss) on marketable securities . . . . . . .                                     (84,768)            (84,768)
                                                           ----------      -----------      --------          ----------

BALANCE AS AT JULY 31, 1996. . . . . . . . . . . . . . .   $9,694,582      $(8,234,154      $  5,552          $1,523,324
                                                           ==========      ===========      ========          ==========

         Attention is directed to the foregoing accountants' report and to the accompanying notes to financial statements.

                             INFOSAFE SYSTEMS, INC.
                          (a development stage company)

                            STATEMENTS OF CASH FLOWS

                                                                                                                        For the
                                                                                                                      Period From
                                                                                     Year Ended July 31,           November 18, 199
                                                                                  --------------------------        (Inception) to
                                                                                   1995                1996          July 31, 1996
                                                                                  ------              ------       -----------------
Cash flows from operating activities:
   Net (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . .          $ (2,628,783)        $(3,496,580)       $ (8,225,754)
   Adjustments to reconcile net (loss) to net cash (used in)
     operating activities:
       Depreciation and amortization. . . . . . . . . . . . . . . .               375,543             143,237             551,216
       Services contributed by stockholder. . . . . . . . . . . . .                                                       138,240
       Write-down of assets held for lease. . . . . . . . . . . . .                                   470,000             470,000
       Warrants issued for compensation and settlement. . . . . . .                54,186             168,750             222,936
       (Increase) decrease in:
         Accounts receivable, prepaid expenses and other assets . .              (143,117)            131,265             (74,921)
       Increase (decrease) in:
         Accounts payable and accrued expenses. . . . . . . . . . .               (18,737)             (1,855)            266,159
         Settlement payable . . . . . . . . . . . . . . . . . . . .               340,000            (340,000)
         Due to stockholders. . . . . . . . . . . . . . . . . . . .                                    56,163             116,163
         Deferred income. . . . . . . . . . . . . . . . . . . . . .              (350,000)
         Lease deposits . . . . . . . . . . . . . . . . . . . . . .               (31,000)
                                                                             ------------         -----------        ------------
           Net cash (used in) operating activities. . . . . . . . .            (2,401,908)         (2,869,020)         (6,535,961)
                                                                             ------------         -----------        ------------
Cash flows from investing activities:
   Equipment held for lease . . . . . . . . . . . . . . . . . . . .              (646,697)           (118,010)           (794,773)
   Capitalization of software developments costs. . . . . . . . . .                (3,835)                               (206,815)
   Purchase of fixed assets . . . . . . . . . . . . . . . . . . . .              (136,802)            (75,654)           (467,005)
   Purchases of marketable securities . . . . . . . . . . . . . . .           (10,178,302)         (2,486,231)        (12,664,533)
   Sales of marketable securities . . . . . . . . . . . . . . . . .             6,525,341           5,236,566          11,761,907
   Patents, copyrights and trademarks . . . . . . . . . . . . . . .               (38,152)            (17,958)            (84,631)
   Due from stockholders. . . . . . . . . . . . . . . . . . . . . .               (53,632)             53,632
                                                                             ------------         -----------        ------------
           Net cash provided by (used in) investing activities. . .            (4,532,079)          2,592,345          (2,455,850)
                                                                             ------------         -----------        ------------
Cash flows from financing activities:
   Proceeds from issuance of common shares. . . . . . . . . . . . .             8,912,500                              11,025,260
   Costs in connection with sale of common shares . . . . . . . . .            (1,688,447)                             (2,027,905)
   Proceeds from issuance of Series A convertible redeemable
     preferred stock. . . . . . . . . . . . . . . . . . . . . . . .                                                       125,000
   Redemption of Series A cumulative convertible preferred stock. .                                                       (75,000)
   Payment of dividends . . . . . . . . . . . . . . . . . . . . . .                                                        (8,400)
   Proceeds from financing lease. . . . . . . . . . . . . . . . . .                28,076                                  28,076
   Payment of  financing lease. . . . . . . . . . . . . . . . . . .                                    (8,390)             (8,390)
   Payment of purchase agreement. . . . . . . . . . . . . . . . . .                                  (127,840)           (127,840)
   Proceeds from subordinated debenture . . . . . . . . . . . . . .                                                       100,000
   Payment of subordinated debenture. . . . . . . . . . . . . . . .                                                      (100,000)
   Exercise of warrants and options . . . . . . . . . . . . . . . .                27,750             308,645             336,395
   Proceeds from bridge loan. . . . . . . . . . . . . . . . . . . .             1,500,000                               1,500,000
   Payment of bridge loan . . . . . . . . . . . . . . . . . . . . .            (1,500,000)                             (1,500,000)
   Payment of deferred financing costs. . . . . . . . . . . . . . .              (209,419)                               (224,919)
                                                                             ------------         -----------        ------------
           Net cash provided by financing activities. . . . . . . .             7,070,460             172,415           9,042,277
                                                                             ------------         -----------        ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS. . . . . . . .               136,473            (104,260)             50,466

Cash and cash equivalents,  beginning of period . . . . . . . . . .                18,253             154,726
                                                                             ------------         -----------        ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD. . . . . . . . . . . . . .          $    154,726         $    50,466        $     50,466
                                                                             ============         ===========        ============
Supplemental schedule of noncash financing activities:
   Stock dividend on Class A and Class B common shares. . . . . . .                                                  $     20,378
   Stock to be issued to holders of preferred shares, options
     and warrants . . . . . . . . . . . . . . . . . . . . . . . . .                                                         6,568
   Debt discount in connection with bridge loan . . . . . . . . . .          $     75,000                                  75,000
   Financing of design Palette. . . . . . . . . . . . . . . . . . .               227,840                                 227,840
   Class A common stock issued in settlement with preferred
     stockholder. . . . . . . . . . . . . . . . . . . . . . . . . .                50,000                                  50,000
Supplemental disclosure of cash flow information:
   Cash paid for interest during the period . . . . . . . . . . . .                60,422         $    19,983              83,405

         Attention is directed to the foregoing accountants' report and to the accompanying notes to financial statements.

                             INFOSAFE SYSTEMS, INC.
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS

(NOTE A) - The Company:

         Infosafe Systems, Inc. (the "Company") is a development stage company engaged in the development and marketing of secure electronic distribution and metering systems for digital products. The Company has developed "The Infosafe System" which consists of hardware and software products to enable publishers and other information owners to distribute digital information without risk of theft.

         The Company has incurred substantial losses since inception and, anticipates losses to continue through the next fiscal year as the Company markets its products and develops new applications for its technology. The Company does not have sufficient financial resources to continue its operations without obtaining financing. The Company is actively pursuing long-term and short-term financing which may include debt and equity financing. Although management believes that the Company will be successful in marketing and developing its products as well as obtaining the necessary financing, there can be no assurance that it will be able to do so. These factors raise substantial doubt regarding the ability of the Company to continue as a going concern.

(NOTE B) - Summary of Significant Accounting Policies:

         [1]  Revenue recognition:

                  Revenue based on usage and leasing of the Company's system is recognized as earned.

         [2]  Marketable securities:

                  The Company accounts for investments in marketable securities in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("FASB 115"). In accordance with FASB 115 marketable securities are classified as available-for-sale.

         [3]  Depreciation and amortization:

                  Office and technology equipment and furniture and fixtures are stated at cost and are depreciated on the straight-line method over five to seven years. Equipment held for lease is stated at cost and depreciated over its estimated useful life at the time the equipment is placed into service. Leasehold improvements are amortized using the straight-line method over the shorter of the lease or the estimated useful life of the asset.

(continued)

                             INFOSAFE SYSTEMS, INC.
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS

(NOTE B) - Summary of Significant Accounting Policies:  (continued)

         [4]  Software development costs:

                  Costs relating to the conceptual formulation and design of software are expensed as research and development. Costs incurred subsequent to establishment of technological feasibility to produce the finished product are generally capitalized. Technological feasibility was established when a product design and a working model were completed. Capitalized software costs are amortized by the straight-line method over a maximum of five years or the expected life of the product, whichever is less.

         [5]  Patents, copyrights and trademark:

                  Costs to obtain patents, copyrights and trademarks have been capitalized. The Company has submitted numerous applications which are currently pending. These costs are being amortized over five years.

         [6]  Loss per share of common stock:

                  Net loss per share of common stock is based on the weighted average number of shares outstanding during the period excluding Class B shares in escrow, all Class E-1 shares and Class E-2 shares and including options and warrants issued within twelve months prior to the Company's initial public offering using the treasury stock method as if they were outstanding through October 31, 1994.

         [7]  Income taxes:

                  The Company accounts for income taxes in accordance with Statement of Accounting Standards No. 109, "Accounting for Income Taxes" ("FASB 109"). FASB 109 measures deferred income taxes by applying enacted statutory rates in effect at the balance sheet date to the differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. The resulting asset was fully reserved since the likelihood of realization of the benefit cannot be established.

         [8]  Statement of cash flows:

                  For purposes of the statement of cash flows, the Company considers all highly liquid cash investments purchased with an original maturity of three months or less to be cash equivalents.

(continued)

                             INFOSAFE SYSTEMS, INC.
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS

(NOTE B) - Summary of Significant Accounting Policies:  (continued)

         [9]  Use of estimates:

                  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates.

       [10]  Recently issued accounting pronouncements:

                  In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ("FASB 121"), and Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FASB 123"). FASB 121 requires, among other things, that entities identify events or changes in circumstances which indicate that the carrying amount of an asset may not be recoverable. FASB 123 requires, among other things, that companies establish a fair value based method of accounting or disclosure for stock-based compensation plans. The Company believes that adoption of FASB 121 and FASB 123 will not have a material impact on its financial statements. The Company has elected to continue to account for employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," using intrinsic values with appropriate disclosures using the fair value based method.

(NOTE C) - Equipment Held for Lease:

         Equipment held for lease consists of the following:

          Completed hardware units. . . .  $362,922
          Parts . . . . . . . . . . . . .    57,691
                                           --------
                    T o t a l . . . . . .  $420,613
                                           ========

     Equipment held for lease is composed of an encryption and metering control unit and CD-ROMs. The CD-ROMs contain encrypted digital images used exclusively for the Design Palette System ("Design Palette"), a commercial product using the Infosafe System. The control unit is also used as part of the Design Palette and has other applications currently in development by the Company. The Company

(continued)

                             INFOSAFE SYSTEMS, INC.
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS

(NOTE C) - Equipment Held for Lease:  (continued)

received notice from its single largest supplier of digital images for the Design Palette, that it is terminating participation in the Design Palette program, effective November 30, 1996, which will require the Company to replace the CD-ROMs from such supplier. In addition the Company has stopped production of the control units until such time as the demand for the units increases. Therefore the Company has written off, in full, the CD-ROM cost and has reduced the value of the parts held for production to its estimated salvage value. In addition the value of the control units was reduced to reflect its remaining economic life. This resulted in a write down of long-lived assets aggregating $470,000 for the fiscal year ended July 31, 1996.

(NOTE D) - Marketable Securities:

         Available-for-sale marketable securities is as follows:

                                  Available-For-Sale
                                  ------------------
                                              Gross     Estimated
                                           Unrealized     Fair
                                  Cost        Gain        Value
                                  ----     ----------   ---------
United States Treasury Note -
   due January 31, 1997 . . .   $902,626     $5,552     $908,178

         Interest income of $117,782 and $191,623 and realized gains of $6,848 and $22,510 were earned for the year ended July 31, 1995 and July 31, 1996, respectively.

(NOTE E) - Fixed Assets:

         Fixed assets consist of the following:

          Office and technology equipment (including
             capital lease of $28,124) . . . . . . . .  $382,630
          Furniture and fixtures . . . . . . . . . . .    91,192
          Leasehold improvements . . . . . . . . . . .    27,183
                                                        --------
                    T o t a l. . . . . . . . . . . . .   501,005

          Less accumulated depreciation. . . . . . . .   201,923
                                                        --------
                    B a l a n c e. . . . . . . . . . .  $299,082
                                                        ========

(continued)

                             INFOSAFE SYSTEMS, INC.
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS

(NOTE F) - Purchase Agreement:

         During April 1995 the Company entered into an agreement (the "Purchase Agreement") to purchase the interest not already owned by it in the Design Palette, thus becoming the sole owner of the system. The Company paid $350,000 on the execution of the Purchase Agreement and is required to pay without interest an aggregate of $250,000 in various installments through August 1996. The amount due under the Purchase Agreement was recorded at its present value using a discount rate of 11% per annum. The Company has not paid its final payment which was due in August 1996.

(NOTE G) - Stockholders' Equity:

         [1]  Common shares:

                  Each Class E-1 and Class E-2 common share will automatically convert into Class A common stock in the event that the Company's earnings before taxes reach certain earnings levels through July 31, 1998 or if the price of the Company's common stock reaches certain price levels for a thirty consecutive business day period through January 1998. The earnings levels for conversion ranges from a minimum of $6.6 million to a maximum of $10.8 million in 1998. The required bid price of the Company's common stock ranges from $16.50 to $22 per share. The Company has not achieved the earnings levels, and the price of the Company's common stock has not reached the required levels as of July 31, 1996. On March 31, 1999, all Class E-1 and Class E-2 shares not previously converted into Class A common stock will be redeemed by the Company for $.0001 per share.

                  In connection with the Company's private placement in 1992, the stockholders, on a pro rata basis, placed an aggregate of 781,244 Class B shares in escrow to be released based on obtaining certain pretax earnings levels through the calendar year 1997 or if the price of the Company's Class A common stock reaches certain price levels for a thirty consecutive business day period through January 1998. The Company has not achieved the earnings levels and the price of the Company's common stock has not reached the required levels as at July 31, 1996. If none of the conditions have been met by May 1, 1997, the escrow share will be forfeited to the Company. The minimum pretax earnings requirement for release of the shares ranges from a minimum of $4.1 million to a maximum of $7.4 million through calendar year 1997. The required bid price of the Company's common stock ranges from $10 to $13.25 per share.

(continued)

                             INFOSAFE SYSTEMS, INC.
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS

(NOTE G) - Stockholders' Equity: (continued)

         [1]  Common shares: (continued)

                  Upon release of any of the Class B shares held in escrow or upon conversion of any Class E-1 or Class E-2 shares to Class A shares, the Company will incur an earnings charge for compensation expense in the amount of the then fair value of the shares released or converted. Such charge is not deductible for income tax purposes.

                  The holders of the Class A, Class E-1 and Class E-2 shares are entitled to one vote per share. The holders of the Class B shares are entitled to six votes per share. The Class B shares automatically convert to Class A shares upon sale or transfer or upon the option of the holder.

         [2]  Common stock warrants:

                  As at July 31, 1996 the Company had the following common stock warrants outstanding:

                                Number of       Exercise      Expiration
                                 Shares          Price           Date
                                ---------       --------      ----------

Financial Consultants . . . .    169,500         $ .50    September 10, 2002

Miscellaneous . . . . . . . .     18,750          2.50    September 10, 1998

Class A . . . . . . . . . . .  2,616,875 (a)(b)   6.50    January 17, 2000

Class B . . . . . . . . . . .  1,782,500 (b)      8.75    January 17, 2000

  (a) Upon exercise, the holder is entitled to one share of Class A common stock and one Class B warrant.

  (b) Class A and Class B warrants are redeemable at $.05 a warrant under certain conditions.

         [3]  Stock option plan:

                  In August 1994, the Company adopted a 1994 Stock Option Plan (the "Plan") under which incentive stock options and nonqualified stock options may be granted to purchase the Company's Class A common stock through 2004. The number of shares of Class A common stock reserved for issuance under the option plan was increased from 500,000 to 1,000,000 during the year ended July 31, 1996. Options are to be granted at a price not less than the fair market value of the Company's Class A shares on the date of grant. The Company has granted outstanding 664,000 options to purchase Class A common stock under this plan through the year ended July 31, 1996. Options to purchase 276,000 Class A common stock are exercisable as at July 31, 1996. During a Board of Directors meeting held in October 1996, a new

(continued)

                             INFOSAFE SYSTEMS, INC.
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS

(NOTE G) - Stockholders' Equity: (continued)

         [3]  Stock option plan:  (continued)

member of the Board of Directors was granted options to purchase 40,000 shares of Class A common stock. The Company has 336,000 shares reserved for future issuance under the Plan as at July 31, 1996.

         The Company's 1992 Stock Option Plan was terminated upon adoption of the 1994 Plan. Options to purchase 60,000 Class A common shares previously granted under the 1992 Plan are outstanding. Options to purchase 54,998 Class A common stock are exercisable as at July 31, 1996.

         During July 1996 the Company's Board of Directors revised the exercise price of the options granted under the plans for nonexecutive officers of the Company and for members of the Board of Directors who are not employees of the Company who were granted options prior to this repricing. The options were repriced to be exercised at $4.00 per share, being in excess of the fair market value on the effective date of the repricing. The exercise price for all options issued under the plans is from $4.00 to $7.25 per share, exercisable as at July 31, 1996.

         Information regarding these plans are as follows:

                                                   Shares
                                                   ------
         Balance outstanding - July 31, 1995. .    515,000

                  Granted . . . . . . . . . . .    284,000
                  Exercised . . . . . . . . . .    (40,833)
                  Canceled. . . . . . . . . . .    (34,167)
                                                   -------

         Balance outstanding - July 31, 1996. .    724,000
                                                   =======

         The underwriter for the Company's initial public offering was granted an option to purchase 155,000 shares of Class A common stock, Class A warrant and Class B warrant. The option was exercisable on January 17, 1996 and expires on January 17, 2000 at an exercise price of $6.75 per share of Class A common stock, $.10 per Class A warrant and $.05 per Class B warrant.

(continued)

                             INFOSAFE SYSTEMS, INC.
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS

(NOTE H) - Income Taxes:

         [1]  Federal income taxes:

                  The Company has a net operating loss carryforward for tax purposes of approximately $7,500,000 as at July 31, 1996. This carryforward expires from 2007 to 2011. Certain development stage expenses have been capitalized for tax purposes and are being amortized over a sixty-month period beginning on September 1, 1993.

                  The Internal Revenue Code and Income Tax Regulations contain provisions which limit the use of available net operating loss carryforwards in any given year should significant changes (greater than 50%) in ownership interests occur. Due to the initial public offering in January 1995, the net operating loss carryover of approximately $1,900,000 incurred prior to the initial public offering will be subject to an annual limitation of approximately $400,000 until the net operating loss is utilized or expires.

         [2]  Deferred income taxes:

                  The principal components of deferred tax assets, liabilities and the valuation allowance are as follows:

                                                                July 31,
                                                       -----------------------
                                                          1995          1996
                                                       ----------     --------
                  Deferred tax assets:
                     Development stage costs . . . .   $  251,000   $   176,000
                     Accrued expenses. . . . . . . .      188,000        54,000
                     Write-down of assets held
                       for lease . . . . . . . . . .                    135,000
                     Federal, state and local net
                       operating loss carryforwards.    1,927,000     3,548,000
                  Less deferred tax liabilities:
                     Capitalized software
                       development costs . . . . . .      (70,000)      (51,000)
                     Depreciation. . . . . . . . . .       (6,000)      (19,000)
                     Marketable securities . . . . .                     (3,000)
                  Valuation allowance. . . . . . . .   (2,290,000)   (3,840,000)
                                                       ----------   -----------
                  Net deferred tax asset . . . . . .   $  - 0 -     $   - 0 -
                                                       ==========   ===========

(continued)

                             INFOSAFE SYSTEMS, INC.
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS

(NOTE H) - Income Taxes:  (continued)

         [2]  Deferred income taxes:  (continued)

                  The Company's effective tax rate varied from the statutory federal income tax rate as follows:

                                                     July 31,
                                                 ------------------
                                                  1995        1996
                                                 -------    --------
               Expected tax rate benefit . . .   (34.0)%     (34.0)%
               State and local taxes
                  benefit net of federal
                  benefit. . . . . . . . . . .   (13.1)      (13.1)
               Valuation allowance . . . . . .    47.1        47.1
                                                 -----       -----
                    Effective tax rate . . . .   - 0 - %     - 0 - %
                                                 =====       =====

(NOTE I) - Related Party Transaction:

          The Company has a month to month, oral agreement with an employee/stockholder for the stockholder's company to use office space and supplies for $1,000 per month.

(NOTE J) - Commitments:

         [1]  Employment and consulting:

                  (a) The Company has employment and consulting agreements as of October 1994 with its president, and a member of the board expiring during January 1998 and January 1997, respectively. The contract requires aggregate annual payment of $300,000. There is an option at the end of the term of each agreement for the president and the member of the board to become consultants for three years. Since June 1996, the president and the member of the board have been paid 50% of their salaries. The remaining 50% will not be paid until the Company obtains additional financing.

                  (b) The Company is party to employment agreements with the director of technology, vice president of marketing, and two other employees. The agreements provide for aggregate annual salaries of $460,000 and expiring from October 1997 through April 1998. There is an option at the end of the term of the agreement with the director of technology to become a consultant for two years. The agreement with the vice president of marketing further provides for additional salary

(continued)

                             INFOSAFE SYSTEMS, INC.
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS

(NOTE J) - Commitments:  (continued)

         [1]  Employment and consulting:  (continued)

of 2% of annual revenue net of certain expenses in excess of $1,000,000 as defined. Since June 1996, the vice president of technology and the vice president of marketing have received 50% of their salaries. The remaining 50% will not be paid until the Company obtains additional financing.

         [2]  Profit sharing plan:

                  During January 1992, the Company adopted a Profit Sharing Plan, whereby an amount equal to 3.5% of the pretax profit of the Company for each fiscal year will be set aside for the benefit of employees as determined by the Board. No funding was provided through July 31, 1996 as the Company incurred a net loss for the periods.

         [3]  Leased equipment:

                  The Company entered into a leasing agreement for a telephone system. The lease requires 36 monthly payments of $914 through July 1998 with an interest rate of 11%. The Company had previously capitalized approximately $28,000 of equipment.

         [4]  Leases:

                  The Company entered into a lease agreement for office and research facilities which expires on June 30, 1997. The future minimum lease payment on this lease is approximately 141,000. The Company also rents storage facilities on a month to month basis. Aggregated rent expense was approximately $94,000 and $171,000 for the years ended July 31, 1995 and July 31, 1996, respectively. Subrental income was approximately $12,000 for each of the years ended July 31, 1995 and July 31, 1996.

(NOTE K) - Contingencies and Other Matters:

         During the year ended July 31, 1995 an arbitration award was issued in favor of International Development Partners ("IDP"). The Company reserved $340,000 at the time of arbitration award while the Company attempted to appeal. During the year ended July 31, 1996 a final arbitration award resulted in a cash payment, including expenses and fees of approximately $226,000, and the issuance of 84,375 Class A Warrants to IDP valued at approximately $169,000.

(continued)

                             INFOSAFE SYSTEMS, INC.
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS

(NOTE K) - Contingencies and Other Matters:  (continued)

         The Company and its president were parties to an action brought by the former employer of such officer. On May 3, 1996, the plaintiff requested permission from the Court to discontinue its claims against the Company and its president with prejudice. The Company has agreed that the claim should be discussed with prejudice and has asked the Court to require that the plaintiff be required to pay a portion of the attorney's fees and costs the Company has incurred in defending this action. The Company believes the plaintiff's proposed claims lack any factual basis. If the plaintiff's claim is not discontinued, the Company intends to vigorously defend such action.

         In March 1996 the Company and its president filed a counter suit against the plaintiff seeking an award of $20 million for damages and attorneys fees as well as declamatory and injunctive relief. The plaintiff's withdrawal of its claims does not affect the pendency of the Company's counterclaim, which remains pending.

                                  EXHIBIT INDEX



   Exhibit                                                               Page
   Number                    Description                                Number
  --------                  -------------                               -------
   4.2(1)   Form of Underwriter's Option
   4.3(1)   Form of Warrant Agreement
   4.5(1)   Escrow agreement, as amended
   4.6(1)   Form of warrant expiring September 10, 2002
  10.1(1)   1992 Stock Option Plan
  10.2(1)   1994 Stock Option Plan
  10.3(1)   Employment Agreement with Thomas H. Lipscomb, as amended
  10.4(1)   Consulting agreement with Alan N. Alpern, as amended
  10.5(1)   Lease for Executive Offices, as supplemented
  10.6(1)   License and Option Agreement dated February 9, 1994
              between the Registrant and International*
              Typeface Corporation *
  10.7(1)   Employment agreement with Charlton Calhoun III, as amended
  10.8(2)   Agreement between International Typeface Corporation and the
                 Company dated April 21, 1995
     11.1   Computation of Net Loss Per Share
     23.1   Independent Auditors Consent
------------

(1) Incorporated by reference to the Company's Registration Statement on Form SB-2 (File no. 33-83940)

(2) Incorporated by reference to the Company's Report on Form 8-K dated April 21, 1995

**    Confidential treatment has been granted for portions of this Exhibit.