Form 10QSB
period 1996-10-31
INFOSAFE SYSTEMS INC
filed 1996-12-16
CIK 894738

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                  -------------

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarter ended October 31, 1996

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

                           Commission File No. 1-25362

                             INFOSAFE SYSTEMS, INC.
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

            Delaware                                          13-3645702
 ------------------------------                         ----------------------
 (State or Other Jurisdiction of                           (I.R.S. Employer
 Incorporation or organization)                         Identification Number)

                               342 Madison Avenue
                                    Suite 622
                               New York, NY 10173
                    ----------------------------------------
                    (Address of Principal Executive Offices)

                                 (212) 867-7200
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

                                 Not Applicable
              ----------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

                 Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes __X__     No _____

                 State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                   Class                     Outstanding at December 12, 1996:
                   -----                     ---------------------------------

   Class A Common Stock, $.01 par value              2,940,309 shares

   Class B Common Stock, $.01 par value              1,309,549 shares



                  Traditional Small Business Disclosure Format

                            Yes __X__     No _____

                             INFOSAFE SYSTEMS, INC.
                          (a development stage company)

                              INDEX TO FORM 10-QSB

                                                                                                              PAGE
                                                                                                              ----

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Condensed Balance Sheets as of July 31, 1996
     and October 31, 1996 (unaudited)..............................................................            3

Condensed Statements of Operations for the Three Months ended October 31, 1995 and October 31, 1996
      (unaudited) and for the period November 18, 1991
      (inception) to October 31, 1996 (unaudited)..................................................            4

Condensed Statements of Cash Flows for the Three Months ended October 31, 1995 and October 31, 1996 (unaudited) and for the period November 18, 1991
     (inception) to
     October 31, 1996 (unaudited)..................................................................            5

Notes to Condensed Financial Statements............................................................            6

Item 2.  Management's Discussion and Analysis
           of Financial Condition and Results
           of Operations...........................................................................            9

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.........................................................................           12

Item 5.  Other Information.........................................................................           13

Item 6.  Exhibits and Reports on Form 8-K..........................................................           13

SIGNATURES.........................................................................................           14

                                       -2-

PART I.  FINANCIAL INFORMATION

Item 1:  Financial Statements

                             INFOSAFE SYSTEMS, INC.
                          (a development stage company)

                            CONDENSED BALANCE SHEETS


                                                                                       July 31,       October 31,
                                  A S S E T S                                           1996             1996
                                  -----------                                      -------------    --------------
                                                                                                      (Unaudited)
Current assets:
     Cash and cash equivalents...................................................    $    50,466      $     85,302
     Marketable securities - available for sale..................................        908,178           552,838
     Other current assets........................................................        132,609           114,839
                                                                                    ------------     -------------
         Total current assets....................................................      1,091,253           752,979

Equipment held for lease (Note C)................................................        420,613           379,283
Non current assets...............................................................        513,466           477,325
                                                                                    ------------      ------------

         T O T A L...............................................................    $ 2,025,332        $1,609,587
                                                                                    ============      ============

                              L I A B I L I T I E S
                              ---------------------

Current liabilities:

     Accounts payable and accrued expenses.......................................      $ 375,481     $     361,779
     Due to stockholders and employees...........................................        116,163           185,202
                                                                                    ------------      ------------
         Total current liabilities...............................................        491,644           546,981

Non current liabilities..........................................................         10,364             7,874
                                                                                    ------------      ------------
         Total liabilities.......................................................        502,008           554,855
                                                                                    ------------      ------------

Commitments and contingencies (Note D)

                                    STOCKHOLDERS' EQUITY
                                    --------------------

Common Stock:
     Class A - par value $.01 per share, 20,000,000 shares authorized, one vote per share; 2,908,549 and 2,940,309 (unaudited) shares issued and
         outstanding, respectively...............................................         29,085            29,403
     Class B - par value $.01 per share, 2,000,000 shares
         authorized, six votes per share; 1,326,309 and 1,309,549
         (unaudited)shares issued and outstanding, respectively,
          including 781,244 shares held in escrow................................          1,387             1,369
     Class E-1 - par value $.01 per share, 2,000,000 shares
         authorized, one vote per share; 1,343,637 shares
         issued and to be issued,  redemption value $.0001 per share.............         13,436            13,436
     Class E-2 - par value $.01 per share, 2,000,000 shares
         authorized, one vote per share; 1,343,637 shares
         issued and to be issued, redemption value $.0001 per share..............         13,436            13,436
Additional paid-in capital.......................................................      9,694,582         9,754,282
(Deficit) accumulated during the development stage...............................     (8,234,154)       (8,758,354)
Unrealized gain on marketable securities.........................................          5,552             1,160
                                                                                    ------------      ------------
         Total stockholders' equity..............................................      1,523,324         1,054,732
                                                                                    ------------      ------------

              T O T A L..........................................................    $ 2,025,332       $ 1,609,587
                                                                                    ============       ===========


         The accompanying notes are an integral part of these condensed financial statements.

                             INFOSAFE SYSTEMS, INC.
                          (a development stage company)

                        CONDENSED STATEMENT OF OPERATIONS
                                   (Unaudited)


                                                                      For the
                                                                Three Months Ended             Period from
                                                                    October 31,              November 18, 1991
                                                               --------------------           (Inception) to
                                                               1995            1996          October 31, 1996
                                                               ----            ----          ----------------
Revenues  ............................................       $  19,890       $  11,678            $   603,518
                                                              --------        --------             ----------


Expenses:
     Cost of revenues.................................          23,377          14,641                206,406
     Write down of assets (Note C)....................                          30,000                500,000
     Operating expenses...............................         727,973         505,590              8,268,220
                                                               -------        --------            -----------

     T o t a l........................................         751,350         550,231              8,974,626
                                                             ---------       ---------            -----------

Operating (loss)......................................        (731,460)       (538,553)            (8,371,108)

Investment income.....................................          75,995          14,857                410,032
Settlement expense ...................................                                               (394,828)
Interest expense (including debt
     discount and deferred financing fees)............          (9,082)          (504)               (394,050)
                                                            ----------     ------------           -----------

Net (loss)    ........................................       $(664,547)      $(524,200)           $(8,749,954)
                                                              ========        ========             ==========

Net (loss) per common shares..........................           $(.21)          $(.15)
                                                                  ====            ====

Weighted average number of common
     shares and common share equivalents
     outstanding......................................       3,134,656       3,468,614
                                                             =========       =========



         The accompanying notes are an integral part of these condensed financial statements.

                             INFOSAFE SYSTEMS, INC.
                          (a development stage company)

                        CONDENSED STATEMENT OF CASH FLOWS
                                   (Unaudited)



                                                                                                             For the
                                                                              Three Months Ended           Period from
                                                                                 October 31,            November 18, 1991
                                                                              -------------------         (Inception) to
                                                                              1995          1996        October 31, 1996
                                                                              ----          ----        ----------------

Cash flows from operating activities:
   Net (loss)..........................................................    $(664,547)    $(524,200)        $(8,749,954)
       Write off equipment held for lease..............................                     30,000             500,000
       Other net cash provided by (used in) ...........................
           Operating activities .......................................      (59,878)      124,676           1,344,469
                                                                            ---------     -------            ---------

            Net cash (used in) operating activities....................     (724,425)     (369,524)         (6,905,485)
                                                                            --------      --------          ----------


Cash flows from investing activities:
   Purchase of marketable securities...................................     (224,934)     (339,238)        (13,003,771)
   Sale of marketable securities.......................................    1,071,213       690,186          12,452,093
   Other investing activities..........................................     (150,606)       10,650          (1,542,574)
                                                                          -----------    ---------       -------------
            Net cash provided by (used in) investigating activities....      695,673       361,598          (2,094,252)
                                                                         -----------      --------       -------------


Cash flows from financing activities:
   Proceeds from issuance of common shares.............................                                     11,025,260
   Costs in connection with sale of common shares......................                                     (2,027,906)
   Exercise of options and warrants....................................                     60,000             396,395
   Proceeds from bridge loan...........................................                                      1,500,000
   Payment of bridge loan..............................................                                     (1,500,000)
   Payment of deferred financing fees..................................                                       (224,919)
   Other financing activities..........................................      (43,661)      (17,238)            (83,791)
                                                                          ----------      ---------          ----------
            Net cash provided by (used in) financing activities.....         (43,661)       42,762           9,085,039
                                                                          -----------     --------          ----------

NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS.........................................................      (72,413)       34,836              85,302

Cash and cash equivalents, beginning of period.........................      154,726        50,466
                                                                           ----------     --------         -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD...............................  $    82,313     $  85,302        $     85,302
                                                                          ==========      ========         ===========


              The accompanying notes are an integral part of these
                        condensed financial statements.

                             INFOSAFE SYSTEMS, INC.
                          (a development stage company)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


(NOTE A) - Basis of Presentation and the Company:

         (1)      Basis of presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 3 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three-month period ended October 31, 1996 and for the period from November 18, 1991 (inception) to October 31, 1996 are not necessarily indicative of the results that may be expected for the year ending July 31, 1997.

         The balance sheet at July 31, 1996 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the audited financial statements and footnotes thereto included in the Form 10-KSB, for the Company's fiscal year ended July 31, 1996.

         (2)      Organization and business:

         Infosafe Systems, Inc. (the "Company") is a development stage company engaged in the development and marketing of secure electronic distribution and metering systems for digital products. The Company has developed "The Infosafe(R) System" which consists of hardware and software products to enable publishers and other information owners to distribute digital information without the risk of theft.

                             INFOSAFE SYSTEMS, INC.
                          (a development stage company)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


(NOTE B) - Summary of Significant Accounting Policies:

         Loss per share of common stock:

         Net loss per share of common shares is based on the weighted average number of shares outstanding during the period, excluding Class B shares in escrow and all Class E-1 and Class E-2 shares.

(NOTE C) - Equipment Held for Lease:

         Equipment held for lease is composed of an encryption and metering control. During the fiscal year ended July 31, 1996, the Company stopped production of the control units until such time as the demand for the units increases. Therefore, the Company has reduced the value of the control units to reflect its remaining economic life. This resulted in a write down of long-lived assets aggregating $30,000 for the three month period ended October 31, 1996.

(NOTE D) - Contingencies and Other Matters :

         1) Effective November 26, 1996, the Company appointed Arthur R. Medici as President and Chief Executive Officer pursuant to a three-year employment agreement ("Agreement"). The Agreement provides for Mr. Medici to receive aggregate annual base salary payments ranging from $175,000 to $225,000 over the term. Mr. Medici is also entitled to receive an annual cash bonus and deferred compensation payments in cash and Class A Common Stock based on the Company's net profits, as defined. In addition, the Company agreed to issue to Mr. Medici 70,000 shares of Class B Common Stock, 135,000 Shares of Class E-1 Common Stock and 135,000 shares of Class E-2 Common Stock, which shares cannot be transferred by Mr. Medici prior to August 1999 and will be canceled by the Company if his employment is terminated prior to August 1999. Pursuant to the Agreement, Mr. Medici was also granted options to purchase 350,0000 shares of the Company's Class A Common Stock, at an exercise price of $4.06 per share, one-third of which are immediately exercisable and the balance of which shall become exercisable if the Company achieves certain profit levels in the future.

                             INFOSAFE SYSTEMS, INC.
                          (a development stage company)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

         (2) The Company and its former president were parties to an action brought by the former employer of such officer. On May 3, 1996, the plaintiff requested permission from the Court to discontinue its claims against the Company and its president with prejudice. The Company has agreed that the claim should be dismissed with prejudice and has asked the Court to require that the plaintiff be required to pay a portion of the attorney's fees and costs the Company has incurred in defending this action. The Company believes the plaintiff's proposed claims lack any factual basis. If the plaintiff's claim is not discontinued, the Company intends to vigorously defend such action.

         In March 1996, the Company and its former president filed a counter suit against the plaintiff seeking an award of $20 million for damages and attorneys fees, as well as declamatory and injunctive relief. The plaintiff's withdrawal of its claims does not affect the pendency of the Company's counterclaim, which remains pending.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

         Except for the description of historical facts contained herein, this Form 10-QSB contains certain forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 concerning applications of the Company's technologies and the Company's proposed products and future prospects, that involve risks and uncertainties, including the possibility that the Company will (i) not receive financing prior to December 31, 1996, (ii) be unable to commercialize products based on its technology, or (iii) that it will ever achieve profitable operations, as detailed herein under "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" and from time to time in the Company's filings with the Securities and Exchange Commission and elsewhere. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties which could cause actual results to differ materially from those described in the forward-looking statements. The Company's actual results could differ materially from those discussed herein.

Overview

         The Company is a development stage company engaged in the development and marketing of secure electronic distribution systems for digitally stored information products. The Company commenced operations in January 1992. From November 18, 1991 (inception) to October 31, 1996, the Company recognized revenues of approximately $604,000, of which $455,000 was from one customer, and had an accumulated deficit of approximately $8.7 million. The Company has continued to operate at a deficit since inception and expects to continue to operate at a deficit until such time as operations generate sufficient revenues to cover costs.

         The Company's first commercial product, the Design Palette(TM), has not achieved commercial acceptance. The Company is currently evaluating the extent to which it will continue to support the Design Palette system.

         The Company and Copyright Clearance Center(R) ("CCC"), the largest licensor of photocopy reproduction rights in the United States, entered into a contract on December 11, 1996 under which the Company has agreed to install and operate at commercial locations the first electronic copyright permission vending system for CCC registered material. Under the terms of the agreement, the Company will promptly commence marketing this proprietary turnkey hardware/software system which allows customers at commercial locations to easily obtain permission and conveniently pay royalties to photocopy CCC registered materials. The Company is also investigating other potential applications for its technologies. The viability of the Company depends on its ability to successfully develop and market these and other products and there can be no assurance that the Company will ever generate sufficient sales of its technologies and services to yield significant revenues.

Results of Operations

         Three Months Ended October 31, 1996 Compared with Three Months
          Ended October 31, 1995.

         For the three months ended October 31, 1996 ("the 1996 Three Months"), the Company recognized revenues of approximately $12,000 which resulted from sales generated by the Design Palette. For the three months ended October 31, 1995 ("the 1995 Three Months ") the Company recognized revenues of approximately $20,000, approximately $12,000 of which resulted from sales generated by the Design Palette.

         For the 1996 Three Months, assets held for lease were written down by $30,000. The value of the assets held for lease was reduced to reflect the assets remaining economic life.

         Operating expenses were approximately $506,000 in the 1996 Three Months and approximately $ 728,000 in the 1995 Three Months. Approximately one half of this decrease is attributable to non-recurring costs incurred in the 1995 Three Months relating to the launch of the Design Palette System, the Company's first commercial product. The remainder of the decrease is due to the Company's efforts to reduce overhead costs in the 1996 Three Months in order to conserve its cash position.

         The Company had income from investments of approximately $15,000 for the 1996 Three Months and approximately $ 76,000 in the 1995 Three Months. The investment income relates to interest earned on funds received during January and February 1995 from the initial public offering prior to their expenditure. The decrease in interest income is due to the decrease in these funds as they were expended for operations.

         Interest expense was approximately $500 in the 1996 Three Months and approximately $10,000 in the 1995 Three Months. Interest expense is attributed to the financing of various capital assets.

         Due to the above, the Company had a net (loss) of $(524,200) in the 1996 Three Months compared with $(664,547) in the 1995 Three Months.


Liquidity and Capital Resources

         The Company has experienced net losses and negative cash flow from operations since its inception. At October 31, 1996, the Company had working capital of approximately $200,000. The Company has financed its operations primarily through private placements during fiscal 1994 and a public offering during fiscal 1995. The Company anticipates losses to continue through the next fiscal year as the Company attempts to market its products and develops new applications for its technology. The Company does not have sufficient financial resources to continue its operations beyond January 1997 without obtaining financing. The Company is actively pursuing long-term and short-term financing which may include debt and equity financing. There can be no assurance that the Company will be able to obtain the necessary financing to continue its operations or that the Company will realize sufficient revenue from commercializing its technology. There also can be no assurance that any financing will be available if needed or, if available, will be on terms acceptable to the Company. In the event necessary financing is not obtained, the Company will be materially adversely affected and will have to cease operations. These factors raise substantial doubt regarding the ability of the Company to continue as a going concern. The report of the Company's independent auditors on the Company's financial statements as of July 31, 1996 and for the years then ended and for the period from November 18, 1991 (inception) to July 31, 1996 contains a paragraph regarding the uncertainty with respect to the ability of the Company to continue as a going concern.

         The Company has a net operating loss carryforward for tax purposes of approximately $7.9 million to offset future taxable income for federal tax purposes. The utilization of the loss carryforward to reduce future income taxes will depend on the Company's ability to generate sufficient taxable income prior to the expiration of the net operating loss carryforwards. The carryforward expires from 2007 to 2011. The Internal Revenue Code and Regulations contain provisions which limit the use of available net operating loss carryforwards in any given year should significant changes (greater than 50%) in ownership interests occur. Due to the initial public offering, the net operating loss carryover of approximately $1,900,000 incurred prior to the initial public offering will be subject to an annual limitation of approximately $400,000 until the net operating loss is utilized or expires.

PART II.  OTHER INFORMATION


Item 1:  Legal Proceedings

         Other than as described below, there are no pending legal proceedings to which the Company is a party.

         The Company and its former President and Chief Executive Officer, Thomas H. Lipscomb, now Chairman, are defendants in an action filed on November 25, 1994 in the Supreme Court of the State of New York for New York County by Wave Systems Corp. ("Wave"). Mr. Lipscomb was co-founder and the former President of Wave, a competitor of the Company, until July 1991. The plaintiff alleged, among other things, that (i) Mr. Lipscomb and the Company misappropriated trade secrets and proprietary and confidential business information belonging to plaintiff, breached a confidentiality agreement with the plaintiff and have engaged in unfair competition with the plaintiff; and
(ii) that it would be irreparably damaged by such wrongful appropriation and unfair competition. The complaint makes a demand for damages in excess of $10 million, plus attorneys' fees against all three defendants, and injunctive relief against the Company and Mr. Lipscomb barring the alleged misappropriation and unfair competition.

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

Item 5:  Other Information

         On November 26, 1996 Arthur R. Medici was appointed President and Chief Executive Officer of the Company, replacing Thomas H. Lipscomb, who was appointed Chairman of the Board of Directors of the Company.

Item 6:  Exhibits and Reports on Form 8-K

(a)   Exhibits:

           4.2(1) Form of Underwriter's Option
           4.3(1) Form of Warrant Agreement
           4.5(1) Escrow agreement, as amended
           4.6(1) Form of warrant expiring September 10, 2002
          10.1(1) 1992 Stock Option Plan
          10.2(1) 1994 Stock Option Plan
          10.3(1) Employment Agreement with Thomas H. Lipscomb, as amended 10.4(1) Consulting agreement with Alan N. Alpern, as amended
          10.5(1) Lease for Executive Offices, as supplemented
          10.6(1) License and Option Agreement dated February 9, 1994 between the Registrant and International Typeface Corporation 10.7(1) Employment agreement with Charlton Calhoun III, as amended 10.8(2) Agreement between International Typeface Corporation and the
                  Company dated April 21, 1995
          10.9(3) Employment agreement with Arthur R. Medici
             11.1 Computation of Net Loss Per Share
          -------

(1) Incorporated by reference to the Company's Registration Statement on Form SB-2 (File no. 33-83940)

(2) Incorporated by reference to the Company's Report on Form 8-K dated April 21, 1995


(3) Incorporated by reference to the Company's Report on Form 8-K dated November 26, 1996


**     Confidential treatment has been granted for portions of this Exhibit.

(b)    Reports on Form 8-K:

         No reports on Form 8-K were filed during the three months ended October 31, 1996. On December 5, 1996, the Company filed a Current Report on Form 8-K regarding the appointment of Arthur R. Medici as President and Chief Executive Officer of the Company effective November 26, 1996.

                                   SIGNATURES

                  In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 INFOSAFE SYSTEMS, INC.

Dated: December    , 1996
                                 By:   /s/ Arthur R. Medici
                                      -------------------------------
                                      Arthur R. Medici, President and
                                        Chief Executive Officer



                                 By:  /s/ Thomas H. Lipscomb
                                      -------------------------------
                                      Thomas H. Lipscomb, Chairman of
                                         the Board of Directors



                                 By:  /s/ Alan N. Alpern
                                      -------------------------------
                                      Alan N. Alpern, Chief Financial Officer

                                   SIGNATURES

                  In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  INFOSAFE SYSTEMS, INC.

Dated: December    , 1996
                                  By: _____________________________________
                                      Arthur R. Medici, President and
                                      Chief Executive Officer



                                  By: _____________________________________
                                      Thomas H. Lipscomb, Chairman of
                                      the Board of Directors



                                  By: _____________________________________
                                      Alan N. Alpern, Chief Financial Officer

                                  EXHIBIT INDEX




Exhibit No.                                                             Page No.


  4.2(1) Form of Underwriter's Option
  4.3(1) Form of Warrant Agreement
  4.5(1) Escrow agreement, as amended
  4.6(1) Form of warrant expiring September 10, 2002
 10.1(1) 1992 Stock Option Plan
 10.2(1) 1994 Stock Option Plan
 10.3(1) Employment Agreement with Thomas H. Lipscomb, as amended
 10.4(1) Consulting agreement with Alan N. Alpern, as amended
 10.5(1) Lease for Executive Offices, as supplemented
 10.6(1) License and Option Agreement dated February 9, 1994 between the
              Registrant and International Typeface Corporation
 10.7(1) Employment agreement with Charlton Calhoun III, as amended 10.8(2) Agreement between International Typeface Corporation and the
         Company dated April 21, 1995
 10.9(3) Employment agreement with Arthur R. Medici
    11.1 Computation of Net Loss Per Share

       ----------

(1) Incorporated by reference to the Company's Registration Statement on Form SB-2 (File no. 33-83940)

(2) Incorporated by reference to the Company's Report on Form 8-K dated April 21, 1995


(3) Incorporated by reference to the Company's Report on Form 8-K dated November 26, 1996 (File no. 0-2562)

**   Confidential treatment has been granted for portions of this Exhibit.