Form 10QSB/A
period 1996-10-31
INFOSAFE SYSTEMS INC
filed 1997-01-29
CIK 894738

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB/A

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

Dated: January 28, 1997

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

Dated: January 28, 1997

                                  By: _____________________________________
                                      Arthur R. Medici, President and
                                      Chief Executive Officer



                                  By: _____________________________________
                                      Thomas H. Lipscomb, Chairman of
                                      the Board of Directors



                                  By: _____________________________________
                                      Alan N. Alpern, Chief Financial Officer

                                  EXHIBIT INDEX




Exhibit No.                                                             Page No.


  4.2(1) Form of Underwriter's Option
  4.3(1) Form of Warrant Agreement
  4.5(1) Escrow agreement, as amended
  4.6(1) Form of warrant expiring September 10, 2002
 10.1(1) 1992 Stock Option Plan
 10.2(1) 1994 Stock Option Plan
 10.3(1) Employment Agreement with Thomas H. Lipscomb, as amended
 10.4(1) Consulting agreement with Alan N. Alpern, as amended
 10.5(1) Lease for Executive Offices, as supplemented
 10.6(1) License and Option Agreement dated February 9, 1994 between the
              Registrant and International Typeface Corporation
 10.7(1) Employment agreement with Charlton Calhoun III, as amended 10.8(2) Agreement between International Typeface Corporation and the
         Company dated April 21, 1995
 10.9(3) Employment agreement with Arthur R. Medici
 11.1(4) Computation of Net Loss Per Share
 27      Financial Data Schedule

       ----------

(1) Incorporated by reference to the Company's Registration Statement on Form SB-2 (File no. 33-83940)

(2) Incorporated by reference to the Company's Report on Form 8-K dated April 21, 1995


(3) Incorporated by reference to the Company's Report on Form 8-K dated November 26, 1996 (File no. 0-2562)

(4)  Filed with the Company's Report on Form 10-QSB on December 16, 1996.

**   Confidential treatment has been granted for portions of this Exhibit.