Form 10QSB
period 1997-01-31
INFOSAFE SYSTEMS INC
filed 1997-03-17
CIK 894738

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                                  -------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended January 31, 1997

[_] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from November 1, 1996 to January 31, 1997

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

                        Yes |X|                    No |_|

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

               Class                         Outstanding at March 17, 1997:
               -----                         ------------------------------

     Class A Common Stock, $.01 par value          3,906,700 shares

     Class B Common Stock, $.01 par value           1,372,566 shares

                  Traditional Small Business Disclosure Format

                        Yes |X|                    No |_|

                             INFOSAFE SYSTEMS, INC.
                          (a development stage company)

                              INDEX TO FORM 10-QSB

                                                                            PAGE
                                                                            ----

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Condensed Balance Sheets as of July 31, 1996,
   January 31, 1997 (unaudited) and Pro Forma, January 31, 1997
   (unaudited) ............................................................   2

Condensed Statements of Operations for the Three and
   Six Months ended January 31, 1996 and January 31, 1997
   (unaudited) and for the period November 18, 1991
   (inception) to January 31, 1997 (unaudited).............................   4

Condensed Statements of Cash Flows for the Six Months
   ended January 31, 1996 and January 30, 1997 (unaudited)
   and for the period November 18, 1991 (inception) to
   January 31, 1997 (unaudited)............................................   5

Notes to Condensed Financial Statements....................................   6

Item 2.  Management's Discussion and Analysis
   of Financial Condition and Results
   of Operations...........................................................   8

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.................................................  12

Item 2.  Changes in Securities.............................................  13

Item 5.  Other Information.................................................  14

Item 6.  Exhibits and Reports on Form 8-K..................................  14

SIGNATURES.................................................................  17

PART I.  FINANCIAL INFORMATION

Item 1:  Financial Statements

                             INFOSAFE SYSTEMS, INC.
                          (a development stage company)

                            CONDENSED BALANCE SHEETS

                                                                                                           Pro Forma
                                                                          July 31,        January 31,      January 31,
                      ASSETS                                                1996             1997             1997
                                                                        ------------     ------------     ------------
                                                                                          (Unaudited)      (Unaudited)
                                                                                                            (Note E)
Current assets:
   Cash and cash equivalents .......................................    $     50,466     $    101,930     $  2,626,930
   Marketable securities - available for sale ......................         908,178
   Other current assets ............................................         132,609          168,035          168,035
                                                                        ------------     ------------     ------------
         Total current assets ......................................       1,091,253          269,965        2,794,965

Prepaid financing fees .............................................                           33,600
Equipment held for lease (Note C) ..................................         420,613          349,283          349,283
Non-current assets .................................................         513,466          441,652          441,652
                                                                        ------------     ------------     ------------

         TOTAL......................................................    $  2,025,332     $  1,094,500     $  3,585,900
                                                                        ============     ============     ============
                    LIABILITIES

Current liabilities:

   Accounts payable and accrued liabilities ........................    $    375,481     $    368,542     $    368,542
   Due to stockholder ..............................................         116,163           60,000           60,000
                                                                        ------------     ------------     ------------
         Total current liabilities .................................         491,644          428,542          428,542
Non current liabilities ............................................          10,364            5,319            5,319
                                                                        ------------     ------------     ------------
         Total liabilities .........................................         502,008          433,861          433,861
                                                                        ------------     ------------     ------------
Commitments and contingencies (Note D)



              STOCKHOLDERS' EQUITY

Common Stock:
   Class A - par value $.01 per share, 20,000,000 shares
           authorized, one vote per share; 2,908,549 and 2,954,260
           (unaudited) shares issued and outstanding, respectively .          29,085           29,542           39,067
   Class B - par value $.001 per share, 2,000,000 shares
           authorized, six votes per share; 1,326,309 and 1,372,566
           (unaudited) shares issued and outstanding, respectively
           including 781,244 shares held in escrow .................           1,387            1,435            1,435
   Class E-1 -par value $.01 per share, 2,000,000 shares authorized, one vote per share; 1,347,637 and 1,478,637 (unaudited)
           shares issued and to be issued,  redemption value
           $.0001 per share ........................................          13,436           14,786           14,786
   Class E-2 par value $.01 per share, 2,000,000 shares  authorized, one vote per share; 1,347,637 and 1,478,637 (unaudited)
           shares issued and to be issued, redemption value
           $.0001 per share ........................................          13,436           14,786           14,786
Additional paid-in capital .........................................       9,694,582        9,935,823       12,417,698
(Deficit) accumulated during the development stage .................      (8,234,154)      (9,335,733)      (9,335,733)
Unrealized gain on marketable securities ...........................           5,552
                                                                        ------------     ------------     ------------
Total stockholders' equity .........................................       1,523,324          660,639        3,152,039
                                                                        ------------     ------------     ------------
         TOTAL......................................................    $  2,025,332     $  1,094,500     $  3,585,900
                                                                        ============     ============     ============

                  The accompanying notes are an integral part
                    of these condensed financial statements.

                             INFOSAFE SYSTEMS, INC.
                          (a development stage company)

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                 Three Months Ended                Six Months Ended                   Period From
                                                    January 31,                       January 31,                  November 18, 1991
                                           ---------------------------     --------------------------------         (Inception) to
                                               1996             1997           1996                 1997           January 31, 1997
                                           -----------     -----------     -----------          -----------        ----------------
Revenues ..............................    $    15,981     $     5,045     $    35,871          $    16,723          $   608,563
                                           -----------     -----------     -----------          -----------          -----------
Expenses:
  Cost of revenue .....................         27,748          11,531          51,125               26,172              217,937
  Write down of assets  (Note C) ......                         30,000                               60,000              530,000
  Operating expenses ..................        823,839         547,140       1,551,812            1,052,730            8,815,360
                                           -----------     -----------     -----------          -----------          -----------
     Total ............................        851,587         588,671       1,602,937            1,138,902            9,563,297
                                           -----------     -----------     -----------          -----------          -----------

Operating loss ........................       (835,606)       (583,626)     (1,567,066)          (1,122,179)          (8,954,734)

Interest income .......................         70,380           6,689         146,375               21,546              416,721
Settlement expense (Note D) ...........                                                                                 (394,828)
Interest expense (including debt
   discount and deferred financing fees         (5,793)           (442)        (14,875)                (946)            (394,492)
                                           -----------     -----------     -----------          -----------          -----------

Net (loss) ............................    $  (771,019)    $  (577,379)    $(1,435,566)         $(1,101,579)         $(9,327,333)
                                           ===========     ===========     ===========          ===========          ============

Net (loss) per common share ...........          $(.23)          $(.16)          $(.42)               $(.31)
                                                 =====           =====           =====                =====
Weighted average number of common
   shares and common shares equivalent
   outstanding ........................      3,409,656       3,545,582       3,409,656            3,545,582
                                           ===========     ===========     ===========           ==========

                   The accompanying notes are an integral part
                    of these condensed financial statements.

                             INFOSAFE SYSTEMS, INC.
                          (a development stage company)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                        For the
                                                                                      Period from
                                                         Six Months Ended           November 18, 1991
                                                              January                (Inception) to
                                                         1996           1997         January 31,1997
                                                    ------------     ------------   -----------------

Cash flows from operating activities:

Net (loss) .....................................    $ (1,435,566)    $ (1,101,579)    $ (9,327,333)
   Write off equipment held for lease ..........                           60,000          530,000
   Other adjustments to reconcile net (loss)
    to net cash (used in) operating activities .        (131,343)         139,305        1,359,098
                                                    ------------     ------------     ------------

     Net cash used in operating activities: ....      (1,566,909)        (902,274)      (7,438,235)

Cash flows from investing  activities
   Purchase of marketable securities ...........        (109,235)        (339,238)     (13,003,771)
   Sale of marketable securities ...............       1,523,233        1,241,864       13,003,771
   Other investing activities ..................         (34,621)          10,650       (1,542,574)
                                                    ------------     ------------     ------------
   Net cash provided by (used in)
                  investing activities                 1,379,377          913,276       (1,542,574)

Cash flows from financing activities
   Proceeds from issuance of common stock ......                                        11,025,260
   Cost in connection with sale of common
     securities ................................                                        (2,027,905)
   Payment of deferred financing costs .........                                          (224,919)
   Proceeds from bridge loan ...................                                         1,500,000
   Payment of bridge loan ......................                                        (1,500,000)
   Exercise of warrants ........................         157,500           60,000          396,395
   Other financing activities ..................         (89,153)         (19,538)         (86,092)
                                                    ------------     ------------     ------------

Net cash provided by financing activities ......          68,347           40,462        9,082,739

NET INCREASE (DECREASE) IN CASH ................        (119,185)          51,464          101,930

Cash beginning of period .......................         154,726           50,466
                                                    ------------     ------------     ------------

CASH END OF PERIOD .............................    $     35,541     $    101,930     $    101,930
                                                    ============     ============     ============

                   The accompanying notes are an integral part
                    of these condensed financial statements.

                             INFOSAFE SYSTEMS, INC.
                         (a development stage company)

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)

(NOTE A) Basis of Presentation and the Company:

     (1) Basis of presentation:

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 3 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three-month and six month periods ended January 31, 1997 and for the period from November 18, 1991 (inception) to January 31, 1997 are not necessarily indicative of the results that may be expected for the year ending July 31, 1997.

     The balance sheet at July 31, 1996 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the audited financial statements and footnotes thereto included in the Form 10-KSB, for the Company's fiscal year ended July 31, 1996.

     (2) Organization and business:

     Infosafe Systems, Inc. (the "Company") is a development stage company engaged in the design, and marketing of secure electronic distribution and metering systems for digital products. The company has developed the "Infosafe(R) System" which consists of hardware and software products to enable publishers and other information owners to distribute digital information without risk of theft.

(NOTE B) - Summary of Significant Accounting Policies:

     Net loss per share of common shares is based on the weighted average number of shares outstanding during the period excluding Class B shares in escrow, all Class E-1 and Class E-2 shares.

(NOTE C) - Equipment Held for Lease:

     Equipment held for lease is composed of an encryption and metering control unit . During the fiscal year ended July 31, 1996, the Company stopped production of these control units until such time as the demand for these units increases. Therefore, the Company has reduced the value of the control units to reflect their remaining realizable value. This resulted in a write down of long-lived assets aggregating $30,000 for the three month period ended January 31, 1997.

(NOTE D) - Contingencies and Other Matters :

     1) Effective November 26, 1996, the Company appointed Arthur R. Medici as President and Chief Executive Officer pursuant to a three-year employment agreement ("Agreement"). The Agreement provides for the new President and Chief Executive Officer to receive aggregate annual base salary payments from $175,000 to $225,000 over the Agreement's term. The new President and Chief Executive Officer is also entitled to receive annual cash bonus and deferred compensation payments in cash and Class A Common Stock based on the Company's net profits, as defined. In addition, the Company will issue the new President and Chief Executive Officer 70,000 shares of Class B Common Stock, 135,000 Shares of Class E-1 Common Stock and 135,000 shares of Class E-2 Common Stock, which can not be transferred by the new President and Chief Executive Officer until August 1999 and will be canceled by the Company if his employment is terminated prior to August 1999 ("Vesting Period"). The Company will reflect compensation expense and an increase to additional paid in capital aggregating $298,593 in connection with the issuance of such shares over the Vesting Period, compensation expense and an increase in additional paid in capital was $18,662 for the six month period ended January 31, 1997. Pursuant to the Agreement, the new President and Chief Executive Officer was also granted options to purchase 350,0000 shares of the Company's Class A Common Stock, at an exercise price of $4.06 per share, one-third of which are immediately exercisable and the balance of which shall become exercisable if the Company achieves certain profit levels in the future.

     The former President and Chief Executive Officer of the Company was appointed Chairman of the Board of Directors of the Company.

(Note E) - Pro Forma Balance Sheet:

     On February 10, 1997, the Company commenced the private placement (the "1997 Private Placement") of a minimum of $1 million and a maximum of a $5 million of the Company's securities through a placement agent. During February 1997, the Company closed a portion of the 1997 Private Placement resulting in aggregate gross proceeds of $3,000,000 (net proceeds of approximately $2,491,000 ) and issued 952,440 shares of Class A Common Stock, 952,440 Class A Warrants and 952,440 Class B Warrants. In addition the Company issued warrants to the placement agent to purchase 333,353 shares of Class A Common Stock, 333,354 Class A Warrants and 333,354 Class B Warrants. In conjunction with the 1997 Private Placement, certain employees and directors of the Company have agreed to wave payment of unpaid salaries and fees aggregating approximately $145,000, which has been contributed to capital during January 1997.

     The Pro Forma balance sheet gives effect to the foregoing transaction as if it occurred on January 31,1997. The Pro Forma balance sheet should be read in conjunction with the historical unaudited financial statements and notes.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

     Except for the description of historical facts contained herein, this Form 10-QSB contains certain forward-looking statements within the meaning of the "safe harbor"provisions of the Private Securities Litigation Reform Act of 1995 concerning applications of the Company's technologies and the Company's proposed products and future prospects, that involve risks and uncertainties, including the possibility that the Company will (i) be unable to commercialize products based on its technology, or (ii) that it will ever achieve profitable operations, as detailed herein under "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" and from time to time in the Company's filings with Securities and Exchange Commission and elsewhere. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties which could cause actual results to differ materially from those described in the forward-looking statements. The Company's actual results could differ materially from those discussed herein.

Overview

     The Company is a development stage company engaged in the development and marketing of secure electronic distribution systems for digitally stored information products. The Company commenced operations in January 1992. From November 18, 1991 (inception) to January 31, 1997, the Company recognized revenues of approximately $609,000, of which $455,000 was from one customer (including a non-recurring license fee of $350,000 from such customer), and had an accumulated deficit of approximately $9.3 million. The Company has continued to operate at a deficit since inception and expects to continue to operate at a deficit until such time as operations generate sufficient revenues to cover costs.

     The Company's first commercial product, the Design Palette(R), has not achieved commercial acceptance and the Company is evaluating the market potential of this product. The Company is currently evaluating the extent, if any, to which it will continue to support and market the Design Palette.

     The Company and Copyright Clearance Center(R) ("CCC"), the largest licensor of photocopy reproduction rights in the United States, entered into a contract on December 12, 1996. The agreement between the Company and CCC is for a two-year term and will automatically renew unless notice of termination is given by either party six months prior to the expiration of the term. Under the agreement, the Company has agreed to install, at its own cost, its Mark III system at each copy center which enters into an outlet agreement in form approved by CCC and the Company. This system allows customers at commercial copy locations to easily obtain permission to photocopy CCC registered materials and to conveniently pay royalties. The system will provide information concerning transaction and rights costs, material to be copied, number of copies, the customer and usage or licensing information. The agreement provides that the outlet will be responsible for collection of charges due to the Company and CCC, which will include royalties, administrative charges for the account of CCC and a service charge for the account of the Company. Pursuant to the terms of the agreement, the Company has commenced marketing this proprietary turnkey hardware/software system.

     The Company is also investigating other potential applications for is technologies which may include, but is not limited to, potential acquisition of complementary technologies. The Company's viability depends on its ability to successfully develop and market these and other products and there can be no assurance that the Company will ever generate sufficient sales from its technologies and services to yield significant revenues.

Results of Operations

Three Months Ended January 31, 1997 Compared with Three Months Ended January 31, 1996.

     Revenues were approximately $5,000 for the three months ended January 31, 1997 (the "1997 Three Months"), and approximately $16,000 for the three months ended January 31, 1996 (the "1996 Three Months"). The revenues were generated from sales through the Design Palette. The Company is currently evaluating the extent, if any, to which it will continue to support the Design Palette.

     For the 1997 Three Months, assets held for lease were written down by $30,000. The value of the assets held for lease was reduced to reflect the assets' estimated remaining realizable value.

     Operating expenses were approximately $547,000 in the 1997 Three Months and approximately $824,000 in the 1996 Three Months. Approximately 60% of this decrease is attributable to non-recurring costs incurred in the 1996 Three Months relating to the launch and refinement of the Design Palette System. The remainder of the decrease is due to the Company's efforts to reduce overhead costs in the 1996 Three Months in order to conserve its cash position.

     The Company had income from investments of approximately $7,000 for the 1997 Three Months and approximately $70,000 in the 1996 Three Months. The investment income relates to interest earned on funds received during January and February 1995 from an initial public offering prior to their expenditure. The decrease in interest income is due to the decrease in these funds as they are expended for operations.

     Interest expense was approximately $400 in the 1997 Three Months and approximately $6,000 in the 1996 Three Months. Interest expense is attributed to the financing of capital assets.

     Due to the above, the Company had a net (loss) of approximately $(577,000) in the 1997 Three Months compared to a net (loss) of approximately $(771,000) in the 1996 Three Months.

Six Months Ended January 31, 1997 Compared with Six Months Ended January 31,
1996.

     Revenues were approximately $17,000 for the six months ended January 31, 1997 (the "1997 Six Months") and approximately $36,000 for the six months ended January 31, 1996 (the "1996 Six Months"). The revenues were generated from sales through the Design Palette.

     For the 1997 Six Months, assets held for lease were written down by $60,000. The value of the assets held for lease was reduced to reflect the assets' estimated remaining realizable value.

     Operating expenses were approximately $1,053,000 in the 1997 Six Months and approximately $1,552,000 in the 1996 Six Months. Approximately one half of this decrease is attributed to non-recurring costs incurred in the 1996 Six Months relating to the launch of the Design Palette System. The remainder of the decrease is due to the Company's efforts to reduce overhead costs in the 1997 Six Months in order to conserve its cash position.

     The Company had income from investments of approximately $22,000 for the 1997 Six Months and approximately $147,000 in the 1996 Six Months. The investment income relates to interest earned on funds received during January and February 1995 from an initial public offering prior to their expenditure. The decrease in interest income is due to the decrease in these funds as they are expended for operations.

     Interest expense was approximately $1,000 in the 1997 Six Months and approximately $15,000 in the 1996 Six Months. Interest expense is attributed to the financing of capital assets.

     Due to the above, the Company had a net (loss) of approximately $(1,102,000) in the 1997 Six Months compared to a net (loss) of approximately $(1,436,000) in the 1996 Six Months.

Liquidity and Capital Resources

     The Company has incurred substantial losses and negative cash flow from operations since its inception. At January 31, 1997 the Company had negative working capital and did not have sufficient financial resources to continue its operations without obtaining financing. On February 10, 1997, the Company commenced a private placement ("1997 private placement") of a minimum of $1 million and a maximum of a $5 million of units of the Company's securities.

Each unit consists of 15,874 IPO Units, each IPO Unit being identical to the IPO Units issued in the Company's initial public offering at a price of $3.15 per IPO Unit. Each IPO Unit consists of one share of Class A Common Stock, one Class A Warrant and One Class B Warrant. To date, the Company has closed a portion of the 1997 Private Placement resulting in gross proceeds of $3,000,00 (net proceeds of $2,491,000).

     The Company has financed its operations primarily through private placements during fiscal 1994 and the initial public offering during fiscal 1995, which aggregated net proceeds of approximately $8.5 million. The Company has significant cash requirements in connection with its business, including expenditures for research and development of new applications of its technology, marketing, working capital and acquisitions. The Company anticipates losses to continue through the next fiscal year as the Company attempts to market its products and develop new applications for its technologies. The Company believes that the maximum net proceeds from the 1997 Private Placement, together with funds expected to be generated from operations, will be sufficient to finance the Company's working capital requirements until the end of fiscal 1998. There can be no assurance that the Company will generate sufficient revenues to fund its operations after such period or that the Company will realize sufficient revenue from commercializing its technology by that time.

     The report of the Company's independent auditors on the Company's financial statements as of July 31, 1996 and for the year then ended and for the period from November 18, 1991 (inception) to July 31, 1996 contains a paragraph regarding the uncertainty with respect to the ability of the Company to continue as a going concern.

     The Company has a net operating loss carryforward for tax purposes of approximately $8 million to offset future taxable income for federal tax purposes. The utilization of the loss carryforward to reduce future income taxes will depend on the Company's ability to generate sufficient taxable income prior to the expiration of the net operating loss carryforwards. The carryforward expires from 2007 to 2011. The Internal Revenue Code and Regulations contain provisions which limit the use of available net operating loss carryforwards in any given year should significant changes (greater than 50%) in ownership interests occur. Due to the initial public offering, the net operating loss carryover of approximately $1,900,000 incurred prior to the initial public offering will be subject to an annual limitation of approximately $400,000 until the net operating loss is utilized or expires.

PART II. OTHER INFORMATION

Item 1: Legal Proceedings

     Other than as described below, there are no pending legal proceedings to which the Company is a party.

     The Company and its former President and Chief Executive Officer, Thomas H. Lipscomb, now Chairman, and RAS Securities Corp., which acted as the "qualified independent underwriter" of the IPO (engaged by D.H. Blair Investment Banking Corp., the underwriter of the IPO, to deliver an opinion as to the fairness of the public offering price and with no other role in the IPO) are defendants in an action entitled Wave Systems Corp. ("Wave") v. Infosafe Systems Inc., Thomas
H. Lipscomb and RAS Securities Corp., filed on November 25, 1994 in the Supreme Court of the State of New York for New York County. Mr. Lipscomb was co-founder and the former President of Wave, a competitor of the Company, until July 1991. Wave alleges, among other things, that (i) Mr. Lipscomb and the Company misappropriated trade secrets and proprietary and confidential business information belonging to Wave, breached a confidentiality agreement with Wave and have engaged in unfair competition with Wave; and (ii) that it would be irreparably damaged by such wrongful appropriation and unfair competition. Wave also alleges that RAS, the "qualified independent underwriter" of the Company's initial public offering, who in 1993 acted as Wave's investment banker, breached its fiduciary duties to Wave and assisted the Company and Mr. Lipscomb in unlawfully competing with Wave. The complaint makes a demand for damages in excess of $10 million, plus attorneys' fees against all three defendants, and injunctive relief against the Company and Mr. Lipscomb barring the alleged misappropriation and unfair competition.

     In April, the Company presented to the court an affidavit from Dr. John Michener, Wave's former Chief Scientist for seven years and the Wave officer who verified Wave's complaint, stating Dr. Michener's belief that the Company had not misappropriated any proprietary technical information or trade secrets belonging to Wave. On May 3 1996, Wave requested permission from the Court to discontinue its claims against the Company, Mr. Lipscomb and RAS with prejudice. In response, the Company has agreed that the claims should be dismissed with prejudice and asked the Court to require that Wave be required to pay a portion of the attorney's fees and costs the Company has incurred in defending this action.

     Wave has also requested leave to file an Amended Complaint against the Company and Mr. Lipscomb alleging that the Company and Mr. Lipscomb tortiously interfered with its business relationship with unnamed current and future customers, as well as with its contractual relationship with Dr. Michener. The Company believes these proposed claims lack any factual basis and has therefore opposed Wave's request. The Company intends to vigorously defend this action although it is unable to predict its outcome. An unfavorable outcome in this litigation could likely have a material adverse effect on the Company's business and financial condition.

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

Item 2: Changes in Securities

     On February 10, 1997, the Company commenced a private placement to accredited investors pursuant to Regulation D of the Securities Act of 1933 (the "1997 private placement"), through D.H. Blair Investment Banking Corp. as placement agent, of a minimum of $1 million and a maximum of a $5 million of units. Each unit consists of 15,874 IPO Units, each IPO Unit being identical to the IPO Units issued in the Company's initial public offering, at a price of $3.15 per IPO Unit. Each IPO Unit consists of one share of Class A Common Stock, one Class A Warrant and one Class B Warrant. The number of IPO Units in each unit is subject to adjustment prior to the final closing. Each Class A Warrant is exercisable until February 18, 2002 to purchase one share of Class A Common Stock and one Class B Warrant at an exercise price which is currently equal to $6.50 per share. Each Class B Warrant will be exercisable until February 18, 2002 to purchase one share of Class A Common Stock at an exercise price which is currently equal to $8.75. To date, closings have been held on February 18, 1997 as to $1,000,000 of the 1997 Private Placement and on February 25, 1997 as to $2,000,000 of the 1997 Private Placement for an aggregate of 952,440 shares of Class A Common Stock, 952,440 Class A Warrants and 952,440 Class B Warrants. The net proceeds from the 1997 Private Placement are currently approximately $2,491,000 after deducting an aggregate of $300,000 and $90,000 in placement agent fees and expenses, respectively, and other expenses of the offering. In addition the Company issued warrants to the placement agent to purchase 333,353 shares of Class A Common Stock, 333,354 Class A Warrants and 333,354 Class B Warrants. The Company also executed an agreement with the placement agent extending for three years an agreement regarding compensation payable to the placement agent in the event the placement agent originates a financing or a merger, acquisition or other prescribed transaction to which the Company is a party. The Company has agreed to use its best efforts to effect the registration of such securities under the Securities Act of 1933, as amended, by June 18, 1997.

     As a result of the sale of securities in the 1997 Private Placement, the exercise price of Class A Warrants and Class B Warrants of the Company and the number of shares of Class A Common Stock issuable upon exercise of Class A Warrants and Class B Warrants (and, in addition, in the case of the Class A Warrants, the number of Class B Warrants issuable upon exercise of the Class A Warrants) will be adjusted following the final closing of the 1997 Private Placement pursuant to the anti-dilution provisions of the Warrant Agreements covering such warrants. Additionally, the expiration dates of the currently outstanding Class A Warrants and Class B Warrants was extended to February 18, 2002.

Item 5: Other Information

     As previously announced, the Company received a notice from the Nasdaq Stock Market that its securities would be delisted from the Nasdaq SmallCap Stock Market for failure to meet the amount of total assets required for continued listing. As a result of the receipt of the net proceeds from the 1997 Private Placement, the Nasdaq Stock Market has determined not to delist the Company's securities.

     On November 26, 1996 Arthur R. Medici was appointed President and Chief Executive Officer of the Company, replacing Thomas H. Lipscomb, who was appointed Chairman of the Company.

     On January 7, 1997 the Company was granted a patent by the U.S. Patent and Trademark Office, U.S. Patent No. 5,592,549. This patent covers the Company's method for retrieving digital information or products from any secure electronic source, which is composed of : a) an information retrieval device; b) a device which affixes a unique branding code; c) a decryption device, and d) a data logging device that records the item identification and its brand code. The system may be hardware-based, software-based or a combination.

     On March 4, 1997 Mr. Robert S. Christie was appointed to the Company's Board of Directors. In addition Mr. Christie received options to purchase 40,000 shares of the Company's Class A Common Stock at an exercise price per share of $3.50, of which 10,000 options are immediately exercisable and the remaining options vest evenly over the next three years.

Item 6: Exhibits and Reports on Form 8-K

(a)   Exhibits.
      ---------
       4.2(1)    Form of Underwriter's Option
       4.3(1)    Form of Warrant Agreement
       4.5(1)    Escrow agreement, as amended
       4.6(1)    Form of Warrant expiring September 10, 2002
      10.1(1)    1992 Stock Option Plan
      10.2(1)    1994 Stock Option Plan

    10.3(1)    Employment Agreement with Thomas H. Lipscomb, as amended
    10.4(1)    Consulting Agreement with Alan N. Alpern, as amended
    10.5(1)    Lease for Executive Offices, as supplemented
    10.6(1)    License and Option Agreement dated February 9, 1994 between the
               Registrant and International Typeface Corporation**
    10.7(1)    Employment agreement with Charlton Calhoun III, as amended
    10.8(2)    Agreement between International Typeface Corporation and
               the Company dated April 21, 1995
    10.9(3)    Employment Agreement with Arthur R. Medici
    10.10      Warrant Agreement, dated February 10, 1997
    10.11      Amendment, dated February 10, 1997, to Warrant Agreement dated
               January 25, 1995
    10.12      Form of Agent's Option
    10.13      M/A Agreement Extension
    10.14      Agreement with Copyright Clearance Center, dated December 12,
               1996*
    10.15(4)   October 31, 1996 Balance Sheet and Pro Forma Balance Sheet to
               reflect proceeds from 1997 Private Placement.
    10.16(5)   Preliminary January 31, 1997 Financial Statements and Pro Forma
               Balance Sheet to reflect the proceeds from 1997 Private
               Placement.
    11.1       Computation of Net Loss Per Share

----------

(1) Incorporated by reference to the Company's Registration Statement on Form SB-2 (File No. 33-83940)
(2) Incorporated by reference to the Company's Report on Form 8-K dated April 21, 1995
(3) Incorporated by reference to the Company's report on Form 8-K dated November 26,1996
(4) Incorporated by reference to the Company's report on Form 8-K dated February 26 ,1997
(5) Incorporated by reference to the Company's report on Form 8-K dated March 5,1997

* This Document has been filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment. An excised version of the Document is being filed as an exhibit hereto.

** Confidential treatment has been granted for portions of this Exhibit.

(b) Reports on Form 8-K

     For the three months ended January 31, 1997 the Company filed a Current Report on form 8-K, on December 5, 1996, regarding the appointment of Arthur R. Medici as President and Chief Executive Officer of the Company effective November 26, 1996.

     On February 26, 1997, the Company filed a Current Report on Form 8-K, which contained a Balance Sheet as at October 31, 1996 and a Pro forma Balance Sheet as at October 31, 1996 to reflect the receipt of proceeds from the 1997 Private Placement.

     On March 5, 1997, the Company filed a Current Report on Form 8-K which contained preliminary Financial Statements as at January 31, 1997 and a Pro Forma Balance Sheet as of January 31, 1994 reflecting the receipt the proceeds from the 1997 Private Placement.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          INFOSAFE SYSTEMS, INC.


Dated: March 17, 1997                     By: /s/ Arthur R. Medici
                                             -----------------------
                                             Arthur R. Medici, President and
                                               Chief Executive Officer


                                          By: /s/ Alan. N. Alpern
                                             -----------------------
                                             Alan N. Alpern, Chief
                                               Financial and Legal Officer

                                  EXHIBIT INDEX

Exhibits.
---------
      4.2(1)     Form of Underwriter's Option
      4.3(1)     Form of Warrant Agreement
      4.5(1)     Escrow agreement, as amended
      4.6(1)     Form of Warrant expiring September 10, 2002
     10.1(1)     1992 Stock Option Plan
     10.2(1)     1994 Stock Option Plan
     10.3(1)     Employment Agreement with Thomas H. Lipscomb, as amended
     10.4(1)     Consulting Agreement with Alan N. Alpern, as amended
     10.5(1)     Lease for Executive Offices, as supplemented
     10.6(1)     License and Option Agreement dated February 9, 1994 between the
                 Registrant and International Typeface Corporation **
     10.7(1)     Employment agreement with Charlton Calhoun III, as amended
     10.8(2)     Agreement between International Typeface Corporation and the
                 Company dated April 21, 1995
     10.9(3)     Employment Agreement with Arthur R. Medici
       10.10     Warrant Agreement, dated February 10, 1997
       10.11     Amendment, dated February 10, 1997, to Warrant Agreement dated
                 January 25, 1995
       10.12     Form of Agent's Option
       10.13     M/A Agreement Extension
       10.14     Agreement with Copyright Clearance Center, dated December 12,
                 1996*
    10.15(4)     October 31, 1996 Balance Sheet and Pro Forma Balance Sheet to
                 reflect proceeds from 1997 Private Placement.
    10.16(5)     Preliminary January 31, 1997 Financial Statements and Pro Forma
                 Balance Sheet to reflect the proceeds from 1997 Private
                 Placement.
       11.1      Computation of Net Loss Per Share

----------

(1) Incorporated by reference to the Company's Registration Statement on Form SB-2 (File No. 33-83940)
(2) Incorporated by reference to the Company's Report on Form 8-K dated April 21, 1995
(3) Incorporated by reference to the Company's report on Form 8-K dated November 26, 1996
(4) Incorporated by reference to the Company's report on Form 8-K dated February 26, 1997
(5) Incorporated by reference to the Company's report on Form 8-K dated March 5, 1997

* This Document has been filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment. An excised version of the Document is being filed as an exhibit hereto.

** Confidential treatment has been granted for portions of this Exhibit.