Form 10QSB
period 1997-04-30
INFOSAFE SYSTEMS INC
filed 1997-06-16
CIK 894738

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                                  -------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended April 30, 1997

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

                          Yes __X__       No _____

                 State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                Class                         Outstanding at June  13, 1997:
                -----                         -------------------  ---------

Class A Common Stock, $.01 par value                 4,557,435 shares

Class B Common Stock, $.01 par value                 1,372,566 shares



                  Traditional Small Business Disclosure Format

                          Yes __X__       No _____

                             INFOSAFE SYSTEMS, INC.
                          (a development stage company)

                              INDEX TO FORM 10-QSB

                                                                                                                PAGE
                                                                                                                ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Condensed Balance Sheets as of July 31, 1996, April 30, 1997  (unaudited) ........................................3

Condensed Statements of Operations for the Three and Nine Months ended April 30, 1996 and April 30, 1997
      (unaudited) and for the period November 18, 1991 (inception) to April 30, 1997(unaudited)...................4

Condensed Statements of Cash Flows for the Nine Months ended April 30, 1996 and April 30, 1997 (unaudited)
      and for the period November 18, 1991 (inception) to April 30, 1997 (unaudited)..............................5

Notes to Condensed Financial Statements...........................................................................6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations....................8

PART II.  OTHER INFORMATION

Item 2.  Changes in Securities...................................................................................13

Item 5.  Other Information.......................................................................................14

Item 6.  Exhibits and Reports on Form 8-K........................................................................14

SIGNATURES.......................................................................................................17

                                       -2-

PART I.  FINANCIAL INFORMATION

Item 1:  Financial Statements

                                      INFOSAFE SYSTEMS, INC.
                                  (a development stage company)

                                     CONDENSED BALANCE SHEETS


                                                                                 July 31,       April 30,
              A S S E T S                                                         1996            1997
              -----------                                                      ----------     -------------
                                                                                                (Unaudited)
Current assets:
     Cash and cash equivalents............................................... $     50,466   $   3,531,675
     Marketable securities - available for sale..............................      908,178
     Other current assets....................................................      132,609         118,560
                                                                              ------------    ------------
              Total current assets...........................................    1,091,253       3,650,235

Fixed assets (net of accumulated depreciation
     of $201,923 and 264,224 respectively)...................................      299,082         249,646
Equipment held for lease (Note C)............................................      420,613          67,447
Non-current assets...........................................................      214,384         324,712
                                                                              ------------    ------------

              T O T A L......................................................  $ 2,025,332      $4,292,040
                                                                               ===========      ==========

                             L I A B I L I T I E S

Current liabilities:
     Accounts payable and accrued liabilities................................    $ 375,481       $ 316,670
     Due to stockholder......................................................      116,163          60,000
                                                                                  --------     -----------
              Total current liabilities......................................      491,644         376,670
Non current liabilities......................................................       10,364           2,694
                                                                                ----------    ------------
              Total liabilities..............................................      502,008         379,364
                                                                                 ---------      ----------

Contingencies and other matters (Note E)

                          STOCKHOLDERS' EQUITY
                                (Note D)
Common Stock:
     Class A - par value $.01 per share, 20,000,000 shares authorized, one vote per share; 2,908,549 and 4,557,435
                shares issued and outstanding, respectively..................       29,085          45,574
     Class B - par value $.001 per share, 2,000,000 shares
                authorized, six votes per share; 1,326,309 and 1,372,566
                shares issued and outstanding, respectively
                including 781,244 shares held in escrow......................        1,387           1,435
     Class E-1 - par value $.01 per share, 2,000,000 shares authorized, one vote per share; 1,347,637 and 1,478,637
                shares issued and to be issued, redemption value
                $.0001 per share.............................................       13,436          14,786
     Class E-2 par value $.01 per share, 2,000,000 shares  authorized, one vote per share; 1,347,637 and 1,478,637
                shares issued and to be issued, redemption value
                $.0001 per share.............................................       13,436          14,786
Additional paid-in capital...................................................    9,694,582      14,132,785
(Deficit) accumulated during the development stage...........................   (8,234,154)    (10,296,690)
Unrealized gain on marketable securities.....................................        5,552
                                                                               -----------     -----------
Total stockholders' equity...................................................    1,523,324       3,912,676
                                                                               -----------     -----------

              T O T A L......................................................  $ 2,025,332     $ 4,292,040
                                                                               ===========     ===========

              The accompanying notes are an integral part of these
                        condensed financial statements.

                             INFOSAFE SYSTEMS, INC.
                          (a development stage company)

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                     Three Months Ended                 Nine Months Ended           Period From
                                                         April  30,                         April 30,            November 18, 1991
                                                  ------------------------            --------------------        (Inception) to
                                                     1996             1997             1996           1997        April 30, 1997
                                                     ----             ----             ----           ----        --------------

Revenues .....................................   $     15,625    $        600    $     51,496    $     17,323    $    609,163
                                                 ------------    ------------    ------------    ------------    ------------

Expenses:
   Cost of revenue ...........................         20,799          10,642          71,924          36,814         228,579
   Write down of assets  (Note C) ............        470,000         281,836         470,000         341,836         811,836
    Operating expenses .......................        851,116         698,065       2,402,928       1,750,795       9,513,425
                                                 ------------    ------------    ------------    ------------    ------------

       T o t a l .............................      1,341,915         990,543       2,944,852       2,129,445      10,553,840
                                                 ------------    ------------    ------------    ------------    ------------

Operating loss ...............................     (1,326,290)       (989,943)     (2,893,356)     (2,112,122)     (9,944,677)

Investment income ............................         32,629          29,368         179,004          50,914         446,089
Settlement expense ...........................                                                                       (394,828)
Interest expense (including debt
     discount and deferred financing fees ....         (3,887)           (382)        (18,762)         (1,328)       (394,874)
                                                 ------------    ------------    ------------    ------------    ------------

Net (loss) ...................................   $ (1,297,548)   $   (960,957)   $ (2,733,114)   $ (2,062,536)   $(10,288,290)
                                                 ============    ============    ============    ============    ============

Net (loss) per common share ..................   $       (.38)   $       (.21)   $       (.80)   $       (.53)
                                                 ============    ============    ============    ============

Weighted average number of common
     shares outstanding ......................      3,422,781       4,517,559       3,422,781       3,877,881
                                                 ============    ============    ============    ============


                 The accompanying notes are an integral part of
                     these condensed financial statements.

                             INFOSAFE SYSTEMS, INC.
                          (a development stage company)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                              For the
                                                                          Nine Months Ended                 Period from
                                                                                April                     November 18, 1991
                                                                -----------------------------------        (Inception) to
                                                                     1996                  1997             April 30,1997
                                                                -------------          -------------      -----------------
Cash flows from operating activities:

    Net (loss) .............................................     $ (2,733,114)         $ (2,062,536)         $(10,288,290)
    Write off equipment held for lease .....................          470,000               341,836               811,836
    Other adjustments to reconcile net (loss)
      to net cash (used in) operating activities ...........           (1,693)               78,396             1,298,189
                                                                 ------------          ------------          ------------


      Net cash (used in) operating activities: .............       (2,264,807)           (1,642,304)           (8,178,265)
                                                                 ------------          ------------          ------------

Cash flows from investing activities
    Purchase of marketable securities ......................         (746,150)             (339,238)          (13,003,771)
    Sale of marketable securities ..........................        2,917,156             1,241,864            13,003,771
    Other investing activities .............................          (39,019)               (2,215)           (1,555,439)
                                                                 ------------          ------------          ------------
     Net cash provided by (used in)
      investing activities .................................        2,131,987               900,411            (1,555,439)
                                                                 ------------          ------------          ------------

Cash flows from financing activities
    Proceeds from issuance of common stock .................                              5,050,000            16,075,260
    Cost in connection with sale of common
      securities ...........................................                               (864,999)           (2,892,904)
    Payment of deferred financing costs ....................                                                     (224,919)
    Proceeds from bridge loan ..............................                                                    1,500,000
    Payment of bridge loan .................................                                                   (1,500,000)
    Exercise of warrants ...................................          185,313                60,000               396,395
    Other financing activities .............................         (139,472)              (21,899)              (88,453)
                                                                 ------------          ------------          ------------

    Net cash provided by financing activities ..............           45,841             4,223,102            13,265,379
                                                                 ------------          ------------          ------------

NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS ....................................          (86,979)            3,481,209             3,531,675

Cash and cash equivalents beginning
   of period ...............................................          154,726                50,466                    --
                                                                 ------------          ------------          ------------

CASH AND CASH EQUIVALENTS
   END OF PERIOD ...........................................     $     67,747          $  3,531,675          $  3,531,675
                                                                 ============          ============          ============

Supplemental disclosure of non-cash investing and financing activity.

During the nine months ending April 30, 1997 employee shareholders of the Company agreed to contribute accrued salaries owed to them of approximately $146,000 to additional paid in capital.

              The accompanying notes are an integral part of these
                        condensed financial statements.

                             INFOSAFE SYSTEMS, INC.
                          (a development stage company)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

(NOTE A)   Basis of Presentation and the Company:

         (1)      Basis of presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 3 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three-month and nine-month periods ended April 30, 1997 and for the period from November 18, 1991 (inception) to April 30, 1997 are not necessarily indicative of the results that may be expected for the year ending July 31, 1997.

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

         (2) Organization and business:

         Infosafe Systems, Inc. (the "Company") is a development stage company engaged in the design, development and marketing of systems for securing, controlling, delivering, metering and auditing electronic products, documents and programs. The Company has developed the "Infosafe(R) System" which meters the usage of information and can release information on a "pay per use" basis. The Company initially developed a hardware-based distribution system and is currently developing software-based distribution systems utilizing this technology.

(NOTE B) - Summary of Significant Accounting Policies:

         Net loss per share of common shares is based on the weighted average number of shares outstanding during the period excluding Class B shares in escrow, all Class E-1 and Class E-2 shares.

(NOTE C) - Equipment Held for Lease:

         Equipment held for lease was composed of an encryption and metering control unit called the Mark III. During the fiscal year ended July 31, 1996, the Company stopped production of these control units until such time as the demand for these units increases and reduced the value of the control units to reflect their remaining realizable value. The Company is in the process of developing "software only" applications for its technology and has written down its equipment held for lease to an estimated salvage value of approximately $67,000. This resulted in a write down of long-lived assets aggregating $281,836 for the three month period ended April 30, 1997.

(Note D) - Private Placement:

         In February and March, 1997, the Company realized net proceeds of approximately $4,185,000 from gross proceeds of $5,050,000 raised in a private placement (the "1997 Private Placement") of 1,603,175 IPO Units. Each IPO Unit contains of one share of Class A Common Stock, 1.11721 redeemable Class A Warrants and 1.11721 redeemable Class B Warrants. As a result of the sale of the securities in the 1997 Private Placement, pursuant to the anti-dilution provisions contained in the Class A Warrants and the Class B Warrants, the purchase price to be paid upon exercise of each Class A Warrant and Class B Warrant of the Company by the holder of such warrants has been adjusted from $6.50 to $5.82 for the Class A Warrants and from $8.75 to $7.83 for the Class B Warrants. Further, as a result of the 1997 Private Placement, an additional
 .11721 Class A Warrants are issuable for each outstanding Class A Warrant and an additional .11721 Class B Warrants are issuable for each outstanding Class B Warrant. Accordingly, an aggregate of an additional 494,623 Class A Warrants and 396,830 Class B Warrants are required to be issued by the Company to holders of outstanding Class A Warrants and Class B Warrants respectively, resulting in an aggregate of 4,714,772 Class A Warrants and 3,782,604 Class B Warrants outstanding. Additionally, the Company has extended the expiration date of the Class A Warrants and the Class B Warrants to February 18, 2002.

         In conjunction with the 1997 Private Placement, certain employees and directors of the Company agreed to contribute unpaid salaries and fees aggregating approximately $146,000 to additional paid in capital during the nine month period ended April 30, 1997.

(NOTE E) - Contingencies and Other Matters:

         1) Effective November 26, 1996, the Company appointed Arthur R. Medici as President and Chief Executive Officer pursuant to a three-year employment agreement ("Agreement"). The Agreement provides for the Company to issue Mr. Medici 70,000 shares of Class B Common Stock, 135,000 Shares of Class E-1 Common Stock and 135,000 shares of Class E-2 Common Stock, which can not be transferred by Mr. Medici until August 1999 and will be canceled by the Company if his employment is terminated prior to August 1999

("Vesting Period"). The Company will reflect compensation expense and an increase to additional paid in capital aggregating $298,593 in connection with the issuance of such shares over the Vesting Period, compensation expense and an increase in additional paid in capital was $46,655 for the nine month period ended April 30, 1997.

         2) In March, 1997, the Company entered into an exclusive licensing agreement with Visus Technologies, Inc. The Company has paid an advance royalty fee of $150,000 to VTI. The exclusivity of this license is terminable if the Company fails to generate certain revenues from the sale of VTI technology. VTI retains the exclusive right to use this technology in certain circumstances. In addition, the Company has an outstanding letter of intent with VTI which provides the Company with an option to acquire 100% of VTI for an amount of Class A Common Stock of the Company to be determined based on VTI's performance; the Company is continuing to negotiate the terms of this acquisition.

         3) During May 1997 the Company purchased a majority interest in Internet Commerce Corporation (ICC), a new company which is developing Internet-based business to business communication and electronic commerce products and services. The Company will fund ICC up to a maximum $500,000 plus provide administrative and overhead support for ICC of up to $24,000 a month for six months in exchange for 84% of ICC's outstanding stock.

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

Overview

         The Company is a development stage company engaged in the design, development and marketing of systems for securing, controlling, delivering, metering and auditing electronic products, documents and programs, for use in stand-alone applications, corporate networks and open networks such as the Internet. The Company commenced operations in January 1992.

From November 18, 1991 (inception) to April 30, 1997, the Company recognized revenues of approximately $609,000, of which $455,000 was from one customer (including a non-recurring license fee of $350,000 from such customer), and had an accumulated deficit of approximately $10 million. The Company has continued to operate at a deficit since inception and expects to continue to operate at a deficit until such time as operations generate sufficient revenues to cover costs. The Company believes its technology (the "Infosafe System"), as well as the technology recently licensed from Visus Technologies, Inc. (VTI), and technology and methods being developed by a new subsidiary of the Company organized during May 1997, Internet Commerce Corporation (ICC), address critical areas of electronic commerce such as security, delivery, verification and metering of information. The Company is also seeking to position itself as an independent third party to authenticate, certify, validate, authorize and facilitate secure transactions for electronic information.

         The Company's first commercial product, the Design Palette(R), has not achieved commercial acceptance and the Company does not presently intend to support and market the Design Palette in its current hardware configuration and is evaluating the market potential of the Product in a software based configuration.

         The Company and Copyright Clearance Center(R) ("CCC"), the largest licensor of photocopy reproduction rights in the United States, entered into a contract on December 12, 1996. The agreement between the Company and CCC is for a two-year term and will automatically renew unless notice of termination is given by either party six months prior to the expiration of the term. This system allows customers at commercial copy locations to easily obtain permission to photocopy CCC registered materials and to conveniently pay royalties. The system will provide information concerning transaction and rights costs, material to be copied, number of copies, the customer and usage or licensing information. The Company is currently in the process of marketing this system to quick print chains and other venues. The Company had initially intended to use its Mark III encryption and control units in the Infosafe copyright system; however, due to commercial and other difficulties, the Company is currently developing a software only version of this product.

          The Company has written down assets held for lease, consisting of its Mark III encryption and metering control units, to an estimated salvage value of approximately $67,000, resulting in a write off of approximately $341,000 for the nine month period ended April 30, 1997.

         The Company is also investigating other potential applications for is technologies which may include, but are not limited to, acquisitions of complementary technologies. In March, 1997, the Company entered into an exclusive licensing agreement with VTI for the resale of its Scan2Web software.

Scan2Web enables users to browse an on-line document archive and view content on a computer while preventing the printing of a "business quality" document. To receive an original document or a "business" quality copy, the user must pay the system provider (i.e. the Company, or the archive manager). The Company intends to use VTI's technology in combination with its own proprietary metering and encryption technologies to create secure sales delivery channels for documents and images over private and public networks. The Company has paid an advance royalty fee to VTI. The exclusivity of this license is terminable if the Company fails to generate certain revenues from the sale of the Scan2Web technology and VTI retains the exclusive right to use this technology in certain circumstances. In addition, the Company has an outstanding letter of intent with VTI which provides the Company with an option to acquire 100% of VTI for Class A Common Stock of the Company. The Company and VTI are currently conducting discussions to change the terms of the acquisition.

         The Company has purchased a majority interest in ICC, a new company which is developing Internet-based products and services for the electronic commerce marketplace. ICC currently intends to develop a system which, the Company believes, will provide a competitively priced system for facilitating and validating purchase orders and other business documents transmitted via electronic media, such as the Internet. The co-founders of ICC have been developing a technical and commercial plan for such a system and have contributed all their rights pursuant thereto to ICC. The Company believes that the synergy between the Company's proprietary security and encryption technology and ICC's electronic commerce services may enable both companies to broaden the appeal and usability of their products. The Company's viability depends on its ability to successfully develop and market these and other products and there can be no assurance that the Company will ever generate sufficient sales from its technologies and services to yield significant revenues.

         In March 1997, the Company completed a private placement of an aggregate of 1,603,274 IPO Units. As a result of the 1997 Private Placement, the Company received net proceeds of approximately $4.2 million after placement agent fees and expenses and other offering expenses.

Results of Operations

Three Months Ended April 30, 1997 Compared with Three Months Ended April 30,
1996.

         Revenues were approximately $600 and $16,000 for the three months ended April 30, 1997 (the "1997 Three Months"), and for the three months ended April 30, 1996 (the "1996 Three Months"). The revenues were generated from sales through the Design Palette and the decline in such revenues resulted from a decline in the demand for Design Palette images. The Company does not presently intend to support and market the Design Palette in its current hardware configuration and is evaluating the market potential of the product in a software configuration.

         For the 1997 Three Months, the Mark III encryption and metering control units held for lease were written down by approximately $282,000 to their estimated salvage value of approximately $67,000. The Company is currently developing software based distribution systems utilizing its technology which does not utilize the assets held for lease, resulting in the write down. For the 1996 Three Months, the Company's management determined that the quantity of the Mark III control units exceeded the anticipated demand, in addition the largest supplier of images for the Design Palette system gave notice to the Company to remove its products from the Design Palette. As a result of these developments, the Company wrote down its assets held for lease in the amount of $470,000.

         Operating expenses were approximately $698,000 in the 1997 Three Months and approximately $851,000 in the 1996 Three Months. Approximately 60% of this decrease is attributable to a reduction in development and marketing costs incurred in the 1996 Three Months relating to the Design Palette System. The remainder of the decrease is due to the Company's efforts to reduce overhead costs and a reduction in legal fees in the 1997 Three Months.

         The Company had income from investments of approximately $29,000 for the 1997 Three Months and approximately $33,000 in the 1996 Three Months. The investment income for the 1996 Three Months relates to interest earned on funds received during January and February 1995 from an initial public offering prior to their expenditure. The investment income for the 1997 Three Months relates to interest earned on the remaining funds received during January and February 1995 from an initial public offering prior to their expenditure and from funds received during February and March 1997 from the 1997 Private Placement. The decrease in interest income is due to the decrease in the remaining funds received during January and February 1995 from an initial public offering as these funds were expended for operations.

         Interest expense was approximately $400 in the 1997 Three Months and approximately $4,000 in the 1996 Three Months. Interest expense is attributed to the financing of capital assets.

         Due to the above, the Company had a net (loss) of approximately $(961,000) in the 1997 Three Months compared to a net (loss) of approximately $(1,298,000) in the 1996 Three Months.

Nine Months Ended April 30, 1997 Compared with Nine Months Ended April 30, 1996.

         Revenues were approximately $17,000 for the nine months ended April 30, 1997 (the "1997 Nine Months") and approximately $51,000 for the nine months ended April 30, 1996 (the "1996 Nine Months"). The revenues were generated from sales through the Design Palette and the decrease in such revenues resulted from a decrease in demand for the Design Palette.

         For the 1997 Nine Months, assets held for lease were written down by $341,836. For the 1996 Nine Months, assets held for lease were written down by $470,000. The value of the assets held for lease was reduced to reflect the assets' estimated salvage value of $67,000. The Company is currently developing software based distribution systems utilizing its technology which does not utilize the assets held for lease, resulting in the write down.

         Operating expenses were approximately $1,751,000 in the 1997 Nine Months and approximately $2,403,000 in the 1996 Nine Months. Approximately 70% of this decrease is attributed to development and marketing costs incurred in the 1996 Nine Months relating to the launch of the Design Palette System. The remainder of the decrease is due to the Company's efforts to reduce overhead costs and a reduction in legal fees in the 1997 Nine Months.

         The Company had income from investments of approximately $51,000 for the 1997 Nine Months and approximately $179,000 in the 1996 Nine Months. The investment income for the 1996 Nine Months relates to investment income earned on funds received during January and February 1995 from an initial public offering prior to their expenditure. The investment income for the 1997 Nine Months relates to interest earned on the remaining funds received during January and February 1995 from an initial public offering prior to their expenditure and from funds received during February and March 1997 from the 1997 Private Placement. The decrease in interest income is due to the decrease in the remaining funds received during January and February 1995 from the initial public offering as these funds are expended for operations prior to receipt of the 1997 Private Placement funds.

         Interest expense was approximately $1,000 in the 1997 Nine Months and approximately $19,000 in the 1996 Nine Months. Interest expense is attributed to the financing of capital assets.

          Due to the above, the Company had a net (loss) of approximately $(2,063,000) in the 1997 Nine Months compared to a net (loss) of approximately $(2,733,000) in the 1996 Nine Months.

Liquidity and Capital Resources

         The Company has incurred substantial losses and negative cash flow from operations since its inception. At April 30, 1997 the Company had working capital of approximately $3.2 million as a result of the receipt of the net proceeds from the 1997 Private Placement of approximately $4.2 million. The Company has financed its operations through private placements during fiscal 1994 and fiscal 1997 and an initial public offering during fiscal 1995, which aggregated net proceeds of approximately $12.7 million. The Company has significant cash requirements in connection with its business, including expenditures for research and development of new applications of its technology, marketing, working capital and acquisitions. In March, 1997, the Company paid $150,000 in advance license fees to VTI and in May 1997, the Company agreed to pay $500,000 in cash plus $24,000 a month for six months for the acquisition of ICC. The Company anticipates losses to continue through the next fiscal year as the Company attempts to market its products and develop new applications for its technologies. The Company believes that the net proceeds received from the 1997 Private Placement, together with funds expected to be generated from operations, will be sufficient to finance the Company's working capital requirements until the end of fiscal 1998. There can be no assurance that the Company will generate sufficient revenues to fund its operations after such period or that the Company will realize sufficient revenue from commercializing its technology by that time.

         The report of the Company's independent auditors on the Company's financial statements as of July 31, 1996 and for the year then ended and for the period from November 18, 1991 (inception) to July 31, 1996 contains a paragraph regarding the uncertainty with respect to the ability of the Company to continue as a going concern.

         The Company has a net operating loss carryforward for tax purposes of approximately $8.9 million to offset future taxable income for federal tax purposes. The utilization of the loss carryforward to reduce future income taxes will depend on the Company's ability to generate sufficient taxable income prior to the expiration of the net operating loss carryforwards. The carryforward expires from 2007 to 2011. The Internal Revenue Code and Regulations contain provisions which limit the use of available net operating loss carryforwards in any given year should significant changes (greater than 50%) in ownership interests occur. Due to the initial public offering, the net operating loss carryover of approximately $1,900,000 incurred prior to the initial public offering will be subject to an annual limitation of approximately $400,000 until the net operating loss is utilized or expires.

PART II.  OTHER INFORMATION

Item 2:  Changes in Securities

         In February and March 1997, the Company realized net proceeds of approximately $4,185,000 from gross proceeds of $5,050,000 from the 1997 Private Placement of 1,603,175 IPO Units. Each IPO Unit consists of one share of Class A common stock, 1.11721 redeemable Class A Warrants and 1.11721 redeemable Class B Warrants. The securities in the 1997 Private Placement were sold to accredited investors pursuant to Regulation D of the Securities Act of 1933 through D.H. Blair Investment Banking Corp. as placement agent. Each IPO Unit is identical to the Units issued in the Company's initial public offering, and was sold at a price of $3.15 per IPO Unit. As a result of the sale of the securities in the 1997 Private Placement, pursuant to the anti-dilution provisions contained in the Class A Warrants and the Class B Warrants, the purchase price to be paid upon exercise of each Class A Warrant and Class B Warrant of the Company by the holder of such warrants has been adjusted from $6.50 to $5.82 for the Class A Warrants and from $8.75 to $7.83 for the Class B Warrants.

Further, as a result of the 1997 Private Placement, an additional .11721 Class A Warrants are issuable for each outstanding Class A Warrant and an additional
 .11721 Class B Warrants are issuable for each outstanding Class B Warrant. Accordingly, an aggregate of an additional 494,623 Class A Warrants and 396,830 Class B Warrants are required to be issued by the Company to holders of outstanding Class A Warrants and Class B Warrants respectively, resulting in an aggregate of 4,714,772 Class A Warrants and 3,782,604 Class B Warrants outstanding. Additionally, the Company has extended the expiration date of the Class A Warrants and the Class B Warrants to February 18, 2002. In addition, the Company issued warrants to the placement agent to purchase 561,146 shares of Class A Common Stock, 626,915 Class A Warrants and 626,915 Class B Warrants (including 65,769 Class A Warrants and 65,769 Class B Warrants due to the anti-dilution provisions contained in such Warrants). The Company also executed an agreement with the placement agent extending for three years an agreement regarding compensation payable to the placement agent in the event the placement agent originates a financing or a merger, acquisition or other prescribed transaction to which the Company is a party.

Item 5:  Other Information

         Alan N Alpern, Frank Schwab and William Walker resigned from the Board of Directors.

         On March 4, 1997 Mr. Robert S. Christie was appointed to the Company's Board of Directors.

         On June 11, 1997 Mr. Neal B. Freeman was appointed to the Company's Board of Directors.

Item 6:  Exhibits and Reports on Form 8-K

(a)   Exhibits.
        4.1(1)    Form of Underwriter's Option
        4.2(1)    Form of Warrant Agreement
        4.3(1)    Escrow agreement, as amended
        4.4(1)    Form of Warrant expiring September 10, 2002
       10.1(1)    1992 Stock Option Plan
       10.2(1)    1994 Stock Option Plan
       10.3(1)    Employment Agreement with Thomas H. Lipscomb, as amended
       10.4(1)    Consulting Agreement with Alan N. Alpern, as amended
       10.5(1)    Lease for Executive Offices, as supplemented
       10.6(1)    License and Option Agreement dated February 9, 1994 between the Registrant and International Typeface Corporation**

       10.7(1)    Employment agreement with Charlton Calhoun III, as amended
       10.8(2)    Agreement between International Typeface Corporation and the
                  Company dated April 21, 1995
       10.9(3)    Employment Agreement with Arthur R. Medici
      10.10(4)    Warrant Agreement, dated February 10, 1997
      10.11(4)    Amendment, dated February 10, 1997, to Warrant Agreement dated
                  January 25, 1995
      10.12(4)    Form of Agent's Option
      10.13(4)    M/A Agreement Extension
      10.14(4)    Agreement with Copyright Clearance Center, dated December 12,
                  1996*
      10.15       Formation and Stock Purchase Agreement, dated as of April 16,
                  1997 among the Company, Michele Golden and Michael Cassidy
      11.1        Computation of Net Loss Per Share
      27          Financial Data Schedule

----------
(1) Incorporated by reference to the Company's Registration Statement on Form SB-2 (File No. 33-83940)
(2) Incorporated by reference to the Company's Report on Form 8-K dated April 21, 1995
(3) Incorporated by reference to the Company's report on Form 8-K dated November 26,1996
(4) Incorporated by reference to the Company's report on Form 10-QSB dated January 31, 1997.


* This Document has been filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment. An excised version of the Document is being filed as an exhibit hereto.

**   Confidential treatment has been granted for portions of this Exhibit.

(b) Reports on Form 8-K

For the three months ended April 30 1997 the Company filed the following Current Reports on Form 8-K:

On February 26, 1997, the Company filed a Current Report on Form 8-K.

On March 5, 1997, the Company filed a Current Report on Form 8-K.

On June 11, 1997 the Company filed a Current Report on Form 8-K.

                                      SIGNATURES

       In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   INFOSAFE SYSTEMS, INC.


Dated: June 16, 1997               By:   /s/ Arthur R. Medici
                                         --------------------------------------
                                         Arthur R. Medici, President and Chief
                                         Executive Officer


                                   By:   /s/ Alan N. Alpern
                                         --------------------------------------
                                         Alan N. Alpern, Chief Financial and
                                         Legal Officer

                                  EXHIBIT INDEX

Exhibits.
    4.1(1)   Form of Underwriter's Option
    4.2(1)   Form of Warrant Agreement
    4.3(1)   Escrow agreement, as amended
    4.4(1)   Form of Warrant expiring September 10, 2002
   10.1(1)   1992 Stock Option Plan
   10.2(1)   1994 Stock Option Plan
   10.3(1)   Employment Agreement with Thomas H. Lipscomb, as amended
   10.4(1)   Consulting Agreement with Alan N. Alpern, as amended
   10.5(1)   Lease for Executive Offices, as supplemented
   10.6(1)   License and Option Agreement dated February 9, 1994 between the
             Registrant and International Typeface Corporation**
   10.7(1)   Employment agreement with Charlton Calhoun III, as amended
   10.8(2)   Agreement between International Typeface Corporation and the
             Company
             dated April 21, 1995
   10.9(3)   Employment Agreement with Arthur R. Medici
  10.10(4)   Warrant Agreement, dated February 10, 1997
  10.11(4)   Amendment, dated February 10, 1997, to Warrant Agreement dated
             January 25, 1995
  10.12(4)   Form of Agent's Option
  10.13(4)   M/A Agreement Extension
  10.14(4)   Agreement with Copyright Clearance Center, dated December 12, 1996*
  10.15      Formation and Stock Purchase Agreement, dated as of April 16, 1997 among the Company, Michele Golden and Michael Cassidy
  11.1       Computation of Net Loss Per Share
  27         Financial Data Schedule

----------
(1) Incorporated by reference to the Company's Registration Statement on Form SB-2 (File No. 33-83940)

(2) Incorporated by reference to the Company's Report on Form 8-K dated April 21, 1995

(3) Incorporated by reference to the Company's report on Form 8-K dated November 26, 1996

(4) Incorporated by reference to the Company's report on Form 10-QSB dated January 31, 1997


* This Document has been filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment. An excised version of the Document is being filed as an exhibit hereto.

**   Confidential treatment has been granted for portions of this Exhibit.