Form 10KSB
period 1997-07-31
INFOSAFE SYSTEMS INC
filed 1997-11-13
CIK 894738

SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

                                 FORM 10-KSB


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 1997

                                     or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____ to ____


                        Commission File No. 1-25362

                    							INFOSAFE SYSTEMS, INC.
             (Name of Small Business Issuer in its charter)



            Delaware							                                13-3645702
-------------------------------                       -------------------
(State or other jurisdiction of    	                   (I.R.S. Employer
incorporation or organization)                        Identification No.)


342 Madison Avenue, New York, New York                       10173
-----------------------------------------             -------------------
(Address of principal executive offices)	                   (Zip Code)


Issuer's telephone number, including area code: (212) 867-7200


            Securities registered under Section 12(b) of the Act:


                                                  	Name of each exchange
        Title of Each class	                        on which registered
        -------------------                        ---------------------
			           None                                   	       None


             Securities registered under Section 12(g) of the Act:


Class A Common Stock, $.01 par value
-----------------------------------------
(Title of Class)


Redeemable Class A Warrants
-----------------------------------------
(Title of Class)


Redeemable Class B Warrants
-----------------------------------------
(Title of Class)


Units consisting of Class A Common Stock,
Redeemable Class A Warrants and
Redeemable Class B Warrants
-----------------------------------------
(Title of Class)



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



     State the issuer's revenues for its most recent fiscal year: $17,323.



     As of November 12, 1997 the issuer had 4,720,419 shares of Class A Common Stock outstanding and 591,322 shares of Class B Common Stock that are readily convertible into Class A Common Stock. The aggregate market value of the Common Stock held by nonaffiliates as of November 12, 1997 was approximately $6.4 million based on a closing price for the Class A Common Stock of $1.5625 on the Nasdaq Small Cap Market for such date.



                      DOCUMENTS INCORPORATED BY REFERENCE

Item 13.   Exhibits List and Reports on Form 8-K   See Exhibit Index on page 31






                                    PART I

Item 1.  Business

     (a) General Development of Business

     Infosafe Systems, Inc. (the "Company " or
"Infosafe") is engaged in the design, development, and marketing of systems for securing, controlling, metering and auditing electronic products, documents, and programs for use in stand-alone applications, corporate networks and open networks, such as the Internet. The Company believes its technology, as well as the technology licensed from Visus
Technologies, Inc. ("VTI"), and technology and methods being developed by a new subsidiary of the Company, Internet Commerce Corporation ("ICC"), address critical areas of electronic commerce such as security, delivery, verification, and metering of information. The Company is seeking to position itself as an independent third party to authenticate, certify, validate, authorize, and facilitate secure transactions for electronic information.

     The Company has realized minimal revenue and incurred substantial losses since inception and anticipates continued losses through fiscal year ending July 31, 1998, as it continues to seek commercial markets for its current products and develops new applications for its technology. In
February through April of 1997, Infosafe raised $5.05 million gross proceeds in a private placement. A portion of the financing was used to form and purchase a majority interest in ICC and to license Visus' technology and is being used for the development and marketing of those product lines. The remainder was used to create and fund an in-house Call Center to promote the use of the Company's CopySafe Metering
System and service. In addition, the Call Center will be used for telemarketing ICC's service once it is ready for commercial launch.

     Arthur R. Medici, the Company's President and
Chief Executive Officer, has introduced a new management team with experience in Internet technology, electronic marketing, and customer service orientation. The research and development group has been replaced to reflect this new skill set, and is now under the direction of David Hubbard, who jointly serves as Chief Technology Officer for Infosafe and ICC.
Although management believes that the Company will be successful in developing and marketing the new line of Electronic Commerce (EC) and advanced imaging products and services, there can be no assurance that it will be able to do so, or that its present resources or access to additional financing will be adequate to achieve these objectives, or to continue as a going concern.

     The Company's revised strategic direction and market emphasis resulted in certain staff and other restructuring. Walter M. Psztur, the Controller and
Secretary, was appointed on September 22, 1997.
Additionally, the Board of Directors has been reorganized. Former Infosafe Chairman Thomas H.
Lipscomb did not seek reelection, and resignations were submitted by Alan N. Alpern, Frank Schwab, Jr., and William N. Walker. The vacancies were filled by Neal Freeman, Robert Christie, and Stanley Bielak.

    	Much of Infosafe's development efforts to launch and support its Design Palette system, incorporating the proprietary Mark III hardware unit, have been adversely affected by the rapid development of the Internet. The market favors Internetcompatible products and services rather than proprietary hardware solutions. Given the absence of a revenue stream and the projected cost of upgrading the Design Palette product library and software configuration to make it competitive with other offerings, including Internet delivery, Infosafe is no longer supporting Design
Palette.

    	The Company initially developed the Mark III, an encryption and metering control unit, as a hardware-based solution to the distribution of information.
Because the Company believes that software-based distribution systems provide advantages over the Mark
III hardware system, it has suspended further development of the Mark III and related software-based mechanisms. The Company has written down assets held for lease, consisting of its Mark III control units, to an estimated salvage value of approximately $9,000, resulting in a write off of approximately $396,000 for the fiscal year ended July 31, 1997 ("Fiscal 1997").
In addition, the Company has determined that the related software development and patent costs would also not realize their value, and has written off the remaining unamortized value of approximately $65,000 and approximately $46,000, respectively, during Fiscal
1997. Consequently, there were aggregate write-offs of approximately $507,000 for Fiscal 1997.

    	In April 1997, Infosafe formed and purchased a majority interest in Internet Commerce Corporation
(ICC), which develops Internet-based products and services for the electronic commerce (EC) marketplace.
ICC expects to capitalize on its expertise in the procurement process, Electronic Data Interchange (EDI) and the capabilities of the Internet to develop new products and services focusing on the electronic transmission of business documents. The ICC Web-based service hopes to provide a lower cost alternative to Value Added Networks (VANs) for Fortune 1000 companies using traditional EDI to transact business with suppliers. ICC also plans to make paperless commerce transactions affordable to small and midsize companies and suppliers. During its system development stage, ICC has sought input from major corporations, many of which have expressed interest in this type of service, and several of which have indicated their willingness to provide beta test sites for the ICC service.
Infosafe funded ICC in an amount of $500,000 of capital and also provided administrative and overhead support for ICC of up to $24,000 a month for six months of its operation. The Company is seeking to raise additional financing for ICC to expedite the commercial availability of ICC service offerings.

    	Subject to negotiation of a mutually satisfactory asset purchase agreement, Infosafe has given notice of its intention to exercise its option to purchase substantially all of the assets Visus Technologies, Inc. ("VTI"), a Pittsburgh, Pennsylvania development stage company which develops unique Internet imaging systems and services using proprietary software tools.
Infosafe had previously obtained a license from VTI for an advance royalty of $150,000. See "Business -
Advanced Imaging Systems and Outsourcing Services." If the transaction is consummated, Infosafe will acquire all of VTI's assets and assume certain liabilities, in exchange for consideration consisting of a currently indeterminate number of shares of Class A Common
Stock, to be determined based on, among other factors, the level of any sales of products utilizing VTI's technology included in the acquired assets. Infosafe intends to use VTI's technology in combination with its own patented technologies in an attempt to generate sales delivery channels for documents and images over private and public networks.

    	In February 1997, Infosafe launched The
CopyRight!SM Metering System, an electronic copyright permissions vending system designed for quick print chains and other photocopy venues. Based on proprietary technology, the metering system enables customers to obtain on-demand the necessary copyright license to legally reproduce copyrighted materials registered with Copyright Clearance Center, Inc.
("CCC"), the largest licensor of photocopy reproduction rights in the United States. Infosafe and CCC jointly launched the CopyRight turnkey system at the National
Association of Quick Printers Association ("NAQP")
Owners' Conference in February 1997. To date, there have been no commercial installations of the system, and it appears that copy and print shops prefer a software-based solution. Therefore, in May 1997, the Company launched a toll-free service enabling copy shops to call the Company and request permission to reproduce material from specific publications. Once credit card payment has been authorized, the Company faxes a certificate that confirms rights have been granted.

    	Given its limited resources, and the requirements of its current initiatives outlined above, the Company has discontinued programs for the commercial distribution of photographic images to the graphics industry, and its auditing system for World Wide Web sites.

    	The Company was incorporated under the laws of the State of Delaware on November 18, 1991, and commenced operations in January 1992. The Company's executive offices are located at 342 Madison Avenue, New York, New York 10173 and its telephone number is
(212) 867-7200.  See "Properties."


     (b)  Financial Information About Industry Segments

    	The Company operates in one business segment:
the design, development, assembly and marketing of secure electronic distribution systems for the transmission of digitally stored information products.

    	(c)  Narrative Description of Business


The Company's Technology and Products

     Infosafe is developing Internet-based products and services to facilitate electronic commerce ("EC") transactions on the Internet and other networks for commercial and governmental niche markets. The Company has expertise in the areas of business-tobusiness EDI, advanced imaging applications and on-demand copyright authorization. Through a policy of strategic partnerships, technology licensing agreements, acquisitions and financing new business formations, Infosafe has undertaken the development of capabilities to meter, certify, validate, authorize, authenticate and facilitate transactions over intranets and the Internet.


Internet Commerce Corporation

    	Infosafe formed and owns a majority interest in Internet Commerce Corporation ("ICC"), a company which designs, develops and markets products and services for the EC marketplace.

     	ICC is developing an EC system composed of both
Internet connectivity and packaged software offerings which provide a low cost alternative service to Value
Added Networks (VANs), which currently dominate the corporate EDI market. ICC is developing EDI and EC services that draw on senior management's procurement industry expertise and access to Fortune 1000 accounts. ICC has assembled a technical staff with significant experience in EDI, real-time communications, database systems, security technologies, and Internet/Intranet integration.

    	ICC will initially target Fortune 1000 companies using traditional EDI to transact business with suppliers. By creating a secure distribution system over the Internet featuring document conversion services and real-time communications, ICC expects to make paperless commerce transactions affordable to small and midsize companies and suppliers. This open system approach is designed to enable large corporations to connect with the majority of their vendors --large and small -- resulting in significant savings in processing time and staff.

    	Based on a patent held by Infosafe, ICC can send encrypted documents across the Internet, which upon receipt at the destination, are simultaneously decrypted, branded (i.e., assigned a unique identifier) and logged for the purposes of verification and non-repudiation.


Advanced Imaging Systems & Outsourcing Services

    	Through an exclusive license and the proposed acquisition of VTI's assets, Infosafe has, through such license, and will, through such proposed acquisition, acquire rights to unique imaging systems and services incorporating proprietary software and software development tools. Utilizing advanced imaging processing technologies developed by a team of scientists at Carnegie Mellon University's Imaging
Systems Lab, Infosafe can provide a turn-key solution for converting paper-based archives of documents and images into searchable digital files for distribution and sale over the Internet or Intranet.

     It is anticipated that this product line will to include: Feature Center, a multi-level software platform for developing advanced image processing applications;
Scan2Web, an Internet software application for the online delivery of documents via the Internet, and a line of Internet publishing tools.

    	The Scan2Web technology is at the core of an imaging system that allows record management archivists to electronically process and fulfill requests for copies of documents using conventional scanning technology and imaging formats. An important feature of this system is that no special software or hardware, other than a standard Web browser, is required to view and/or download the documents posted on the Internet. With this system, any user with an Internet connection (i.e., standard Web browser) can browse through the digital records at no cost, electronically order and pay for copies on-demand, and download the purchased document(s) to a computer, local storage device or printer. However, the Scan2Web technology ensures that users purchase a document before obtaining a "business quality" copy.

     Feature Center (patent pending), which is currently under development by VTI, will reduce the programming time and complexity to assemble, test and deliver an image recognition solution. The Feature Center development project has been developed in cooperation with the National Institute of Standards and Technology.


The CopyRight!SM Metering System

    	Infosafe has developed the first electronic vending system for obtaining on-demand permission to photocopy copyrighted material. Introduced this year, The CopyRight Metering System enables customers to purchase copying authorization from a database of more than 93,000 copyrighted titles controlled by CopyRight
Clearance Center, Inc. ("CCC"), the largest licensor of photocopy reproduction rights in the United States.
The Company has concerns about the marketability of this product, and its related toll-free telemarketing service to provide similar copyright authorizations.


Internet Commerce Corporation

    	ICC is developing Internet-based EDI and EC services that it expects will provide a lower cost alternative to Value Added Networks (VANs), which are based on high-cost, high-maintenance private network infrastructures. The Company believes that many corporations today that have invested in EDI using
VANs are only connected to their largest vendors, creating a "big player to big player" market. ICC will initially target large corporations using VAN services who despite an investment in EDI, are not connected to many of their vendors and must still process a large volume of paper transactions manually. The Company believes a Webbased procurement system offers key advantages over VAN networks, such as lower per-transaction costs, standard browser access and low software start-up costs. The ICC services are designed to make connections affordable to midsize and small vendors and suppliers.

    	Given the high-level decision typical for this type of service, the initial sales effort will be the responsibility of the management team. Once a customer base is developed, a focused team of seasoned sales executives will be recruited to penetrate specific industry segments. In addition, a team of systems engineers will be established to ensure optimum user awareness and acceptance of the ICC service. Ultimately, sales and marketing will be deployed on a regional basis, and consist of face-to-face selling, telemarketing, electronic marketing, and computer-aided instruction. This effort will be supported by extensive advertising, direct-mailings, and a public relations campaign.


Advanced Imaging Applications & Outsourcing

    	Infosafe is marketing (under a license agreement with VTI) Internet imaging services to two specific client sectors: (i) county, state and federal government agencies that have paperbased archives of public documents and deeds, and (ii) private companies with archives available to the public.

    	Infosafe is currently demonstrating an Internet-based County Records Manager (CRM) system to several
County Clerk's Offices with large, paper-based archives, which must manually process and fulfill orders for copies of deeds. While aware of the benefits of migrating to online services, the Company believes that many government agencies are hindered by the high costs traditionally associated with document conversion, building and maintaining an electronic delivery channel and supporting multiple user interfaces. The VTI Scan2Web-based system provides an affordable, secure solution. While any PC user with a browser is able to search the electronic archives at no cost, they must purchase a document online to receive a "business quality" digital copy.

    	Infosafe will concentrate its initial efforts on customizing and installing image processing applications at a limited number of public and corporate sites. These installations will serve as reference accounts to showcase the technology's utility and ease. The Company hopes to pursue the Value Added Reseller and Distributor markets by creating "packaged" Internet Imaging applications with the planned launch of Feature Center in late
1998-early 1999. The Company anticipates that it will market Feature Center in combination with Scan2Web processing modules and support services.


CopyRight!SM Metering System & Toll-Free Service

    	The CopyRight! Metering System, an electronic copyright permissions system for in-store use, was launched at the National Association of Quick
Printers Association (NAQP) Owners' Conference in
February 1997. From the initial response, it appeared that commercial copy and print shops prefer a softwarebased solution that requires no in-store installation. To gain acceptance for this new product, as well as to create market demand for instant copyright permissions within commercial copy shops, the Company launched a companion toll-free service in May 1997.

    	Infosafe has promoted its new toll-free service for instant copyright permissions in cooperation with some of the nation's largest copy shop franchisers.
As part of the promotions, a floppy disk containing customizable marketing materials (i.e., advertisements, flyers and posters) were distributed by certain national chains to their individual store owners. Additionally, the Company has exhibited at two major NAQP Conferences during 1997; however, the commercial viability of this service has not yet been demonstrated.

     The Company signed a two-year agreement with Copyright Clearance Center, Inc. in December 1996 with respect of the Company's offering of the Infosafe copyright metering system to commercial locations which will provide users access to CCC's licensing facilities and database. The CCC Agreement requires the Company to provide equipment and services to the vendor at the Company's expense. Both CCC and the Company receive transactional fees from the copyright metering system customers. The agreement with CCC does not include a specific commitment that CCC will provide the Company with full access to its database and licensing facilities during the term of the agreement nor does it restrict CCC's right to grant such access to other companies. Accordingly, there can be no assurance that CCC will continue to provide access to its database and licensing facilities to the Company or that CCC will not grant access to its database and licensing facilities to competitors of the Company. Furthermore, there can be no assurance that the agreement with CCC will be renewed after the expiration of its term.


Proprietary Rights and Intellectual Property

    	On August 26, 1997, the Company was granted patent No. 5,661,799 entitled Apparatus and Storage
Medium for Decrypting Information. The essential components of this patent include 1) the decryption of encrypted information without requiring that decryption keys be transmitted from one place to another, 2) the decryption of encrypted information which employs different keys for different segments of information, and 3) the disabling of a system for the decryption of encrypted information if a user is no longer authorized to retrieve information.

    	On January 7, 1997, the Company was granted patent No. 5,592,549 entitled Method and Apparatus for Retrieving Selected Information from a Secure
Information Source. There are three essential components to this "Branding Patent:" 1) decryption of an electronic item or product i.e. a document or software, 2) the attachment of an identifying serial number, 3) the logging of the item number and serial number. By attaching a "brand" at the time the document is decrypted from a secure data source, an "audit trail" of the decrypted information can be maintained.

    	The Company plans to use these patents for the secure storage requirements of the Electronic
Commerce service currently in development by ICC.

    	In February 1995, the US Patent and Trademark
Office granted the Company US Patent No. 5,394,469 entitled, "Method and Apparatus for Retrieving Secure
Information From Mass Storage Media," for its system to retrieve and monitor the use of protected information from various digital media. In December
1995, the Company was granted US Patent No. 5,473,687 entitled, "Method for Retrieving Secure Information from A Database," covering its technology for providing a secure method for the commercial distribution and use of digital information on a rental basis using a technique to discourage long-term use without endangering the computer or the operating system.

    	The Company believes, however, that commercial protection of its products will depend primarily on the proprietary algorithms and encryption techniques embodied in its technology retaining their status as "trade secrets.'' The Company believes that its chances of attaining commercial success will depend more on its ability to rapidly develop and market its proposed products to a broad group of customers, rather than on its ability to prevent potential competitors from providing similar services.

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

    	Furthermore, there can be no assurance that others have not independently developed or will not independently develop and patent similar or superior products and/or technologies, duplicate any of the Company's products or technologies or design around the Company's patents. There can be no assurance that patents issued to others will not adversely affect the development or commercialization of the Company's products or technologies. The Company could incur substantial costs in defending itself in suits brought against it or any of its licensees, or in suits in which the Company may assert its patents or patents in which it may have rights against others or in suits contesting the validity of a patent. Any such proceedings would be protracted. In addition, there can be no assurance that the Company would be successful in defending its patent rights in any future infringement action. If the outcome of any such litigation is adverse to the Company's interests, the Company's business may be materially adversely affected.

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

    	The Company's trademarks INFOSAFE, PROTECTED BY
INFOSAFE and DESIGN PALETTE have been registered with the United States Patent and Trademark Office.
The applications to register AUDINET and AUDITED BY
INFOSAFE have now been allowed as trademarks and await registration. The Company intends to apply for additional name and logo marks in the United States and in foreign jurisdictions. No assurance can be given that registrations will issue on the non-allowed applications or that interested third parties will not petition the United States Patent and Trademark Office to cancel the Company's registration.


Research and Development

    	Infosafe has reorganized its technology
department to facilitate a new Intranet and Internet-based product development strategy. The Company's new
Chief Technology Officer and Vice President of
Engineering has built a staff of technical professionals with experience in EDI, real-time communications and messaging systems, database systems, security technologies, and Internet/Intranet integration.

    	Infosafe will also maintain a research and development operation in Pittsburgh, PA for the core team of advanced imaging application programmers who were instrumental in the development of Scan2Web.
They will support Scan2Web application users, while continuing to develop Features Center.

    	For the fiscal year ended July 31, 1997, the Company expended $713,442 on research and development activities. From its inception on November 18, 1991 through July 31, 1997, the Company expended
$2,725,036 on research and development activities.
At July 31, 1997, the Company had an aggregate of 7 employees and consultants engaged in research, design and development activities.


Competition

    	The Company is subject to various risks such as economic recession, technological and market shifts and supply of quality labor and products. The market for the Company's technology is competitive. The
Company intends to rely mainly on service and technology to develop and maintain its competitive position. The Company's future success may depend in part on its continued ability to keep pace with technological developments. There are other companies that have developed or are in the process of developing technologies that are, or in the future may be, the basis for competitive products in the field of Electronic Commerce (EC), advanced imaging applications, electronic information and software distribution or other applications the Company intends to develop for its technology. Some of those technologies may have an entirely different approach or means of accomplishing the desired effects of the products being developed by the Company. There can be no assurance that the Company's competitors will not succeed in developing technologies and products that are more effective or economic than those being developed by the Company.


Internet Commerce Corporation

     The EDI market for Fortune 1000 corporations is currently dominated by Value Added Network (VAN) suppliers.
According to recent Interactive Data Corporation
("IDC") industry research, large VANs are grossing over $7 billion in revenues worldwide annually, and the US market is experiencing a 30% annual growth rate. With a proprietary closed loop architecture, the costs associated with VAN implementation have been historically high for many small and mid-sized trading partners.

    	ICC believes its low-cost alternative Internet-delivered EDI and EC services will offer competitive advantages, based on gains in transmission speed, document conversion capabilities and lower entry costs, and that these innovations will enable clients to connect with a greater number of their vendors and suppliers, regardless of size.

    	Other companies have announced intentions to launch competitive EC, procurement and EDI services via the Internet, including IBM, General Electric
Information Services ("GEIS"), Harbinger, Sterling
Commerce and start-up Ariba Technologies. Since this is a highly-competitive market, there can be no assurance that the Company's competitors will not succeed in developing technologies and products that are more effective or economic than those being developed by the Company.


Advanced Imaging Applications

    	Competition in the field of advanced imaging applications is growing. Large organizations such as IBM, Hewlett-Packard, Adobe Systems, Inc. and others market imaging products that deliver some of the benefits of the Scan2Web imaging solution. Watermark, Westbrooke
Technologies and other companies have document management and imaging features in products that provide some of the functionality of the Scan2Web.
Additionally, commercial Webbased companies, such as JFAX, FaxSav and NetCentric, offer services to transmit facsimile document images over the Internet.

    	Infosafe believes Scan2Web provides low cost distributed imaging and document management that can potentially service a broader market than can be addressed by the more expensive systems. Scan2Web system advantages include a reduction in the cost of paper-to-digital document conversion; elimination of specialized software or training, and access to electronic archives using only a conventional Web browser. Infosafe provides outsourcing services, and will assume control of the archive conversion, management and distribution processes.

    	However, Infosafe believes Scan2Web offers innovations in ease-of-use that will appeal to a mass market. With the Company's image processing systems, no special software is required to transmit faxes for posting on a client Web site and a standard browser can be used to access and search its Web-based archives.


The CopyRight!SM Metering System & Toll-free Service

     The CopyRight! Metering System is the first electronic turnkey system to provide instant, on-demand copyright permissions for customers of quick print and copy shops. Although no other competitive system for in-store installation exists, the Company has not yet determined the marketability of this service.

     The toll-free service is currently being test marketed in cooperation with certain national quick print franchisers. Copyright permission can also be obtained directly from publishers, or by calling
Copyright Clearance Center. Infosafe intends to provide rapid turn-around times. The Company hopes this will generate sufficient market demand to support the telemarketing service, which, to date, has not yet been determined to be marketable.


Service and Support

    	Infosafe is providing customer support and sales for the toll-free copyright permissions staff using internal staff. The Company plans to hire professional telemarketers to contact the franchisees stores who received promotional materials as part of a national chain-wide promotion.


Employees

    	At July 31, 1997, the Company had 14 full-time employees and three consultants. Seven of these individuals are engaged in design and development, five in marketing and five are administrative and clerical personnel. None of the Company's employees is currently covered by a collective bargaining agreement. The Company considers its employee relations to be good.


Item 2.  Properties

     The Company currently occupies approximately 6,600 square feet of space at its principal executive offices at 342 Madison Avenue, in New York, New York, pursuant to a lease which expired June 1997 and is on a month to month lease. In October 1997, the Company entered into a new lease agreement for a new principal executive office of approximately 5,900 square feet at 805 Third Avenue, New York, NY, and anticipates a January 1, 1998 occupancy.


Item 3.  Legal Proceedings

     Except for the description of historical facts contained herein, this Form 10-KSB contains certain forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities
Litigation Reform Act of 1995 concerning applications of the Company's technologies and the Company's proposed products and future prospects, that involve risks and uncertainties, including the possibility that the Company will: (i) be unable to commercialize products based on its technology, (ii) ever achieve profitable operations, or (iii) not receive additional financing as required to support future operations, as detailed herein and under "Item
6, Management's Discussion and Analysis of Financial
Condition and Results of Operations" and from time to time in the Company's filings with the Securities and Exchange Commission and elsewhere. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties which could cause actual results to differ materially from those described in the forward-looking statements.

    	On May 29, 1997, the Company filed a Demand for
Arbitration with the American Arbitration Association
against its former Director of Technology, Robert
Nagel, seeking $200,000 to compensate the Company for
breach of contract, breach of fiduciary duty and
misappropriation of corporate opportunity. Mr. Nagel
has asserted counterclaims seeking damages of
approximately $1.4 million arising from alleged
discrimination under the Americans with Disabilities
Act, defamation, and breaches of other statutes. The
Company does not believe that Mr. Nagel's
counterclaims are meritorious and intends to
vigorously defend against the counterclaims, while
prosecuting its claim in arbitration against Mr.
Nagel. The matter is in the early stages of
discovery. The arbitration hearings have been
scheduled for April	1998.


Item 4.  Submission of Matters to a Vote of Security Holders

   		Not Applicable.






PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

    	(a)  Price Range of Securities

    	The Company's Units, Class A Common Stock, Class
A Warrants and Class B Warrants are listed on the NASDAQ Small-Cap Market under the symbols ISFEU,
ISFEA, ISFEW and ISFEZ, respectively. The following table sets forth the high and low closing bid prices of the Company's securities for the periods indicated. These quotations represent prices between dealers in securities, do not include retail mark-ups, mark-downs or commissions and do not necessarily represent actual transactions. The Company's securities commenced trading on January 18, 1995.

Fiscal Year Ended July 31, 1997

                                          High		          Low
                                      -------------   -------------
		Units
  ---------------------------
		 1st Quarter                          $		9 3/4	       $7 1/4
 		2nd Quarter	                            9 1/2         3
 		3rd Quarter	                            9             5
 		4th Quarter	                            8 1/8         2 5/8

		Class A Common Stock
  ---------------------------
 		1st Quarter	                            5 5/8         3
 		2nd Quarter	                            4 3/4         2 1/16
   3rd Quarter                             4 13/64       2 5/16
   4th Quarter	                            4 1/8         1 1/4

		Class A Warrants
  ---------------------------
   1st Quarter                             2 15/16       1 1/2
   2nd Quarter	                            3 1/2           5/8
   3rd Quarter                             3 1/16        1 1/4
   4th Quarter	                            2 3/4           3/4

		Class B Warrants
  ---------------------------
 		1st Quarter	                            2 1/2         1 1/4
 		2nd Quarter	                            2 1/2           3/8
 		3rd Quarter	                            2 7/8           7/8
 		4th Quarter	                            2 1/2           1/2


    	(b)  Approximate Number of Equity Security Holders

     As of July 31, 1997, there were approximately 180 record holders of the Company's Class A Common Stock, approximately 15 record holders of the Company's
Class B Common Stock, approximately 100 record holders of the Company's Class E-1 and Class E-2
Common Stocks, and approximately 150 record holders of the Company's Class A and Class B Warrants.



    	(c)  Dividends

     The Company has never paid and has no current intention of paying for the foreseeable future, a cash dividend on its Common Stock since the Company's
Board of Directors has determined that it is in the best interest of the Company and its stockholders to follow a policy of retaining earnings to finance future growth.



Item 6.  Management's Discussion and Analysis of

     Financial Condition and Results of Operations
The discussion in this Item 6. contains certain forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities
Litigation Reform Act of 1995 that involve risks and uncertainties, such as the Company's ability to obtain additional financing expected to be required during the fiscal year ending July 31, 1998. The
Company's actual results could differ materially from those discussed herein. See "Legal Proceedings."


Overview

     The Company is a development stage company engaged in the design, development and marketing of systems for securing, controlling, metering and auditing electronic products, documents and programs, for use in stand-alone applications, corporate networks and open networks such as the Internet. From November 18, 1991 (inception) to July 31, 1997, the Company recognized revenues of approximately $609,000 and had an accumulated deficit of approximately $11.3 million. The Company has continued to operate at a deficit since inception, and it expects to continue to operate at a deficit until such time, if ever, as operations generate sufficient revenues to cover costs. The Company's ability to generate revenues and operate profitably, and to continue as a going concern, is dependent on its ability to launch and market the new product lines developed by its majorityowned subsidiary Internet Commerce
Corporation (ICC), as well as its ability to commercialize the advanced imaging applications licensed from Visus Technologies Inc. The likelihood of the success of the Company must be considered in light of the difficulties and risks inherent in a new business. There can beno assurance that revenues will increase significantly in the future or that the Company will ever achieve profitable operations.

     In February and March, 1997, the Company realized net proceeds of approximately $4,165,000 from gross proceeds of $5,050,000 raised in a private placement
(the "1997 Private Placement") of  1,603,200 IPO
Units. Each IPO unit consists of one share of Class A
Common Stock, 1.1172 redeemable Class A Warrants and
1.1172 redeemable Class B Warrants. As a result of the sale of the securities in the 1997 Private Placement, pursuant to the anti-dilution provisions contained in the Class A Warrants and the Class B Warrants, the purchase price to be paid upon exercise of each Class
A Warrant and Class B Warrant of the Company by the holder of such warrants has been adjusted from $6.50 to $5.82 for the Class A Warrants and from $8.75 to $7.83 for the Class B Warrants. Further , as a result of the 1997 Private Placement, an additional 0.11721
Class A Warrants were issued for each outstanding
Class A Warrant and an additional 0.11721 Class B
Warrants were issued for each outstanding Class B
Warrant. Accordingly, an aggregate of an additional
494,623 Class A Warrants and 396,830 Class B Warrants were issued by the Company to holders of outstanding
Class A Warrants and Class B Warrants respectively, resulting in an aggregate of 4,714,718 Class A
Warrants and 3,782,550 Class B Warrants outstanding.
Additionally, the Company has extended the expiration date of the Class A Warrants and the Class B Warrants to February 18, 2002.

    	The Company has incurred substantial losses since inception and anticipates losses to continue through the fiscal year ending July 31, 1998 ("fiscal 1998") as the Company attempts to seek commercial markets for its products and attempts to develop new applications for its technology. The net proceeds of the 1997 Private
Placement were used to form and purchase a majority interest in ICC and to license Visus' technology, and is being used for the development and marketing of the new product lines. Although management believes that the Company will develop and market the new line of Electronic Commerce (EC) and advanced imaging products and services, there can be no assurance that it will be able to do so or that its present resources or access to additional financing will be adequate, if available at all, to achieve these objectives or to continue as a going concern.


Results of Operations

Fiscal Year Ended July 31, 1997 compared with Fiscal Year Ended July 31, 1996.

    	For the fiscal year ended July 31, 1997 ("fiscal
1997"), the Company recognized revenues of approximately $17,000 from sales generated by Design
Palette compared to revenues of $51,000 in the fiscal year ended July 31, 1996 ("fiscal 1996"). The Company has discontinued development and marketing of the Design Palette, the Company's first commercial product. See
"Business."

    	Research and development for fiscal 1997 decreased from $934,403 in fiscal 1996 to $713, 442 in fiscal 1997. The decrease is attributable to the revised strategic direction taken by the Company and the corresponding turnover in personnel, leading to decreased salary, consulting and related costs. In addition, rental allocation was reduced due to decreased utilization of lab space.

    	Selling, general and administrative expenses decreased from $2,223,802 in fiscal 1996 to $1,900,758 in fiscal 1997. The decrease is attributable to the revised strategic direction of the Company and the corresponding turnover in personnel, leading to decreases in salary, consulting and related costs.

    	Equipment previously held for lease was composed of the Company's Mark III unit and CD-ROM's. The
Company's management has determined that since the industry is moving from hardware solutions to software solutions, the Company will not realize any value for its equipment held for lease. In addition, the Company has determined that the related software development and patent costs would also not realize their value and has written off the remaining unamortized value of approximately $65,000 and approximately $46,000, respectively, during fiscal
1997. Consequently, this resulted in aggregate write-offs of approximately $507,000 for fiscal 1997.

    	Interest and investment income decreased from $228,553 in fiscal 1996 to $90,448 in fiscal 1997.
The decrease is due to a decrease in average balances of investment securities for the period.

    	Interest expense was $1,647 in fiscal 1997 compared to $24,783 in fiscal 1996. Interest expense is attributable to the financing of capital assets.

    	The net loss for fiscal 1997 was $3,068,066 compared to $3,496,580 in fiscal 1996. Management believes that losses will continue through fiscal 1998 as the Company is still in the development stage and is in the process of commercializing and marketing new products.


Liquidity and Capital Resources

    	The Company has incurred substantial losses since inception. Although no assurance can be given, the Company anticipates that revenues may be generated commencing with the fiscal quarter ending April 30, 1998, although as a result of increased expenses associated with any such revenues, losses may increase, or the decrease in losses realized in fiscal
1997 compared to fiscal 1996 may not be similarly realized in fiscal 1998 compared to fiscal 1997. At
July 31, 1997, the Company had working capital of approximately $2.5 million. The Company has financed its operations primarily through private placements during fiscal 1994, its initial public offering during fiscal 1995 (the "IPO") and a private placement in March 1997. The Company anticipates losses through fiscal 1998 as the Company attempts to market its products and to develop new applications for its technology. The Company does not have sufficient financial resources to continue its operations beyond fiscal 1998 without obtaining additional financing.
There can be no assurance that the Company will be able to obtain the necessary financing or to generate sufficient revenue to continue its operations and continue as a going concern. Any additional equity financing would be dilutive to stockholders, and debt financing, if available, may contain covenants that might restrict the Company's ability to implement its current objectives.

    	The report of the Company's independent auditors on the Company's financial statements as of July 31, 1997 and for the years then ended and for the period from November 18, 1991 (inception) to July 31, 1997 contains a paragraph regarding the uncertainty with respect to the ability of the Company to continue as a going concern. The Company's ability to increase its revenues and reduce or eliminate losses will be dependent on its success in launching and marketing its new products.

    	The Company has a net operating loss carryforward for tax purposes of approximately $10.0 million to offset future taxable income for federal tax purposes.
The utilization of the loss carryforward to reduce future income taxes will depend on the Company's ability to generate sufficient taxable income prior to the expiration of the net operating loss carryforwards. The carryforward expires from 2007 to 2012. The Internal Revenue Code of 1986, as amended, contain provisions which limit the use of available net operating loss carryforwards in any given year should significant changes (greater than 50%) in ownership interests occur. Due to the IPO, the net operating loss carryover of approximately $1,900,000 incurred prior to the IPO will be subject to an annual limitation of approximately $400,000 until that portion of the net operating loss is utilized or expires.

    In conjunction with the 1997 Private Placement, certain employees/shareholders and directors of the Company agreed to contribute unpaid salaries aggregating approximately $146,000 during fiscal 1997.


Possible Delisting of Securities from the Nasdaq Stock Market

    	While the Company's Units, Class A Common Stock,
Class A Warrants and Class B Warrants are currently listed on the Nasdaq SmallCap market, there can be no assurance that the Company will meet recently revised criteria for continued listing, which will become effective as of February 23, 1998.

     The Company has been advised by Nasdaq that it may not be able to meet the revised criteria for continued listing. If the Company is unable in the future to satisfy Nasdaq's maintenance requirements, its securities may be delisted from Nasdaq. In such event, trading, if any, in the Units, Class A Common Stock and Warrants would thereafter be conducted in the over-the-counter market in the NASD's "Electronic
Bulletin Board." The securities could also become subject to Rule 15g-9 under the Securities and Exchange Act of 1934, as well as to the "penny stock"
Securities and Exchange Commission regulations.
Consequently, in either case, the liquidity, trading prices, and volume of the Company's currently listed securities could be materially adversely affected.


Charge to Income in the Event of Release of Escrowed Shares or Conversion of Class E Shares

    In connection with an earlier private placement in 1993, an aggregate of 781,244 shares of the Company's
Class B Common Stock were placed in escrow. Such shares will be released to the stockholders in the event the Company attains certain earnings thresholds or the Company's Class A Common Stock meets certain minimum bid prices. In August 1994, the Company's
Board of Directors approved a stock dividend of one share of Class E-1 Common Stock and Class E-2 Common Stock for each two shares of Class A and Class B Common Stock.
The Class E Shares will automatically convert, on a share-for-share basis, into Class A Common Stock in the event the Company attains certain earnings or the market price of the Class A Common Stock achieves certain targets over the next five years. The Securities and Exchange Commission has adopted a position with respect to arrangements such as the one entered into between the Company and its stockholders who are officers, directors, employees or consultants of the Company with respect to the Escrow Shares and the Class E Shares. In the event the Company attains any of the earnings thresholds or the Company's Class A
Common Stock meets certain minimum bid prices required for the release of the Escrow Shares or conversion of the Class E Shares, such release or conversion will be deemed additional compensation expense of the Company.
Accordingly, the Company will, in the event of the release of the Escrow Shares or conversion of the Class E Shares, incur during the periods in which the earnings thresholds are met or are probable of being met or such minimum bid prices attained, one or more substantial charges which would have the effect of substantially increasing the Company's reportable loss or reducing or eliminating reportable earnings, if any, at such time. Such charge would not be deductible for federal income tax purposes. Although the amount of compensation expense recognized by the Company will not affect the Company's total stockholders' equity or its working capital, it may have a negative effect on the market price of the Company's securities. See Note G of Notes to Financial Statements.


Effect of Outstanding Operations and Warrants; Registration Rights

     After giving effect to the issuance of the securities issued in the 1997 Private Placement and the anti-dilution adjustments in the exercise price of the Class A Warrants and Class B Warrants issued and outstanding or issuable upon the exercise of certain options the Company had outstanding: (i) an aggregate of 4,714,718 Class A Warrants (including 494,623 Class
A Warrants issuable pursuant to anti-dilution provisions contained in such Class A Warrants) exercisable for 4,714,718 shares of Class A Common
Stock and 4,714,718 Class B Warrants; (ii) an aggregate of 8,497,376 Class B Warrants (including the 4,714,718 Class B Warrants issued on the exercise of Class A Warrants, and including 891,453 Class B
Warrants issuable pursuant to antidilution provisions contained in such Class B Warrants), exercisable for 8,497,376 shares of Class A Common Stock; (iii) the
Unit Purchase Options issued to Blair and its designees in connection with the Company's IPO and the Company's 1997 Private Placement to purchase an aggregate of 716,146 Units identical to the Units sold in the IPO and the 1997 Private Placement, such Units containing an aggregate of 716,146 shares of Class A
Common Stock, 800,082 Class A Warrants and aggregate of 1,600,164 Class B Warrants (including 800,082 Class
B. Warrants underlying the Class A Warrants), such Class A Warrants and Class B Warrants exercisable for an aggregate of 2,400,246 shares of Class A Common Stock (including 251,808 shares of Class A Common Stock issuable pursuant to anti-dilution provisions contained in such Warrants);
(iv) options to purchase 966,999 shares of Class A
Common Stock under the 1994 Plan; (v) options to purchase 57; 500 shares of Class A Common Stock,
28,750 shares of Class E-1 Common Stock and 28,750 shares of Class E-2 Common Stock under the 1992 Plan and (vi) 210,314 other warrants (the "Private
Placement Warrants") (including 22,064 warrants issuable pursuant to antidilution provisions contained in such warrants) to purchase 210,314 shares of Class
A Common Stock, 94,125 shares of Class E1 Common Stock and 94,125 shares of Class E-2 Common Stock. For the respective terms of such securities, the holders thereof are given an opportunity to profit from a rise in the market price of the Company's Class A Common
Stock with a resulting dilution in the interests of the other stockholders. The existence of the Stock with a resulting dilution in the interests of the other stockholders. The existence of the IPO Unit
Purchase Options, outstanding options and warrants, Class A Warrants, Class B Warrants, and other options that may be issued by the Company may hinder future financing by the Company. Further, the holders of such options and warrants may exercise them at a time when the Company would otherwise be able to obtain additional equity capital on terms more favorable to the Company. No prediction can be made as to the effect, if any that sale of these securities or the availability of such securities for sale without restriction will have on the market prices of the Company's securities prevailing from time to time. Nevertheless, the possibility that substantial amounts of securities may be sold in the public market may adversely affect prevailing market prices for the Company's securities and could impair the Company's ability to raise capital through the sale of its securities.

    	In addition, holders of the IPO Unit Purchase
Option and the Private Placement Unit Purchase Option have registration rights with respect to such option and the underlying securities. Exercise of the registration rights may involve substantial expense to the Company. Additionally, as of May 22, 1997, the
Company's other warrants were exercisable through September 10, 2002 at exercise prices of $.50 to $2.50 per share, and contain anti-dilution provisions, demand and "piggy-back" registration rights.


Possible Adverse Effect on Liquidity and Trading Prices of the
Company's Securities Due to Certain Legal Matter Involving
D.H. Blair Investment Banking Corp. and D.H. Blair & Co., Inc.

     Based upon publicly disseminated information, the Company understands that the NASD Regulation, Inc. fined
Blair Inc. ("Blair") $2 million, and ordered Blair to repay approximately $2.4 million to investors who were overcharged as the result of excessive markups in initial public offering transactions involving securities of 16 issuers, including Infosafe. Certain employees of Blairwere also fined an aggregate of $525,000.

     Based on public reports, in its settlement with the NASD, Blair neither admitted nor denied the allegations. The NASD has not suggested that Infosafe or the other companies knew of, or were involved in, these violations.

     The action taken by NASD could limit Blair's ability to continue making a market in the Company's securities, which could adversely affect the liquidity or trading prices, or continued listing, of such securities.


      	Financial Statements

			      The response to this item is submitted in a separate section of this report.


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        			Not applicable.






PART III


Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance	with Section 16(a) of the Exchange Act


Directors and Executive Officers

    	The directors and executive officers of the Company, along with their respective ages and positions with the Company, are as follows:

  	Name                       Age	     Position
   ----------------------    -----    ------------------------------
			Arthur R. Medici           48	     Chief Executive Officer,
                                    		President and Director
   Alan N. Alpern             70	     Chief Financial Officer
			Stanley Bielak             50	     Director
			Robert S. Christie         43	     Director
			Neal B. Freeman            57	     Director
			Charles C. Johnston        62     	Director

    	Arthur R. Medici has been President, Chief
Executive Officer, and Director of the Company since
December 1996. From August 1994 to December 1996,
Mr. Medici was President of the North American division of Derwent Information, Ltd., a producer of international patent abstracts and information formatted for print, CD-ROM and digital online delivery. From November 1990 to August 1994, Mr.
Medici was Senior Vice President at Thomson &
Thomson. Both companies are subsidiaries of The
Thomson Corporation's Intellectual Property
Resources Group.

    	Alan N. Alpern has been Chief Financial Officer of the Company, which he co-founded, since January
1992 and was also Chairman of the Board from January
1992 until April 1995.  From October 1995 until July
1997, he was a Director. Since October 1996, he has been Chief Financial Officer of American Pharmed
Labs Inc., a pharmaceutical company. From June 1990 until October 1996, Mr. Alpern served as a director of Van American, Inc., an insurance holding company in Lexington, Kentucky. He also served as Chief
Financial Officer of Van American Company, Inc. from
June 1990 until December 1993.  From May 1988 until
June 1990, he was self-employed as an attorney and business consultant.

    	Stanley Bielak has been a Director of the Company since August 1997. Mr. Bielak is the founder and Chief Executive Officer of Information Transport
Associates Inc., a developer of middleware for remote and mobile computing applications. From
1978 to 1982, he was a co-founder and Chief Executive
Officer of Conservation Controls Inc., a manufacturer of microprocessor control used for commercial refrigeration systems. A management expert, Mr.
Bielak has served as Chief Executive Officer of several companies, including Transportation Management
Systems Inc., Utilitrol Inc., Seed Software Inc. and
Axiom Software Inc.

    	Neal B. Freeman has been a Director of the Company since June 1997. Mr. Freeman is Chairman and
Chief Executive Officer of The Blackwell Corporation, a Peabody award-winning television production company he founded in 1981. He also founded and served for 12 years as President and Chief Executive Officer of Jefferson Communications, Inc.

    	Robert S. Christie has been a Director of the
Company since March	1997. Mr. Christie, an operations
executive with extensiveexperience in the international real-time information industry and higher education markets, was named President and Chief Executive Officer of Thomson & Thomson Corporation, a trademark and copyright services and information company, in November 1996.
Prior to joining Thomson & Thomson, he was President of the McGraw-Hill College Book Company (1994-1996), and prior to that, Group Vice President for Equity Information Services at Standard & Poor's Information Company (1990-1994).

    	Charles C. Johnston has been a Director of the Company since October 1996. Mr. Johnston is Chairman of ISI Systems ("ISI"), a subsidiary of Teleglobe of Montreal. Previously he was founder, Chief Executive
Officer and President of ISI prior to its purchase by Teleglobe in November 1989.

    	During Fiscal 1997, Thomas H. Lipscomb, Chairman of the Board and former Chief Executive Officer, resigned as a Director and Chief Executive Officer of the Company. Resignations were also submitted by former board members William N. Walker, Frank Schwab,
Jr.  and Alan N. Alpern.

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


Other Significant Employees:

    	The following persons, although not executive officers, make significant business contributions to the Company:

  		David Hubbard         Chief Technology Officer/Vice President of
                            Engineering -Infosafe/ICC
  		Michael Cassidy       Executive Vice President -ICC
    Michele Golden        Executive Vice President -- ICC
    Walter M. Psztur      Controller and Secretary

    	David Hubbard was named Chief Technology Officer and Vice President of Engineering for Infosafe and ICC in April 1997. He has over 15 years of large system design experience, having been responsible as manager and individual contributor for the research and development of corporate software and technology as CTO for Track Data Corp., which provides real-time market data to institutional and individual investors.
His leadership in collecting and disseminating valuable electronic information is fortified by his experience with of Internet technologies.

    	Michael Cassidy is a co-founder and Executive
Vice President of Internet Commerce Corporation (ICC).
From 1995-1997, he was director of Business
Development for New Paradigm Software Corporation and provided management oversight for its Electronic Data
Interchange (EDI) services. From 1992-1995, he was the Chief Executive Officer of Greentree Software Inc., a
Marlboro, MA software developer. From 1990-1992, he was President of Rivergate Systems, a networked imaging system provider.

    	Michele Golden is a co-founder and Executive Vice
President of Internet Commerce Corporation (ICC). From
1995-1997, she was president and founder of New
Paradigm Golden-link, an Electronic Data Interchange
(EDI) service provider. She served as the U.S. liaison in the Prime Minister's Office of Israel in 1994. From
1992-1994, she was vice president of Business
Development for CIS Corporation, an EDI service bureau. From 1985-1991, she was a commercial real estate broker for Cushman & Wakefield.

    	Walter M. Psztur has more than 18 years
experience in business and finance. From 1993-
September 1997 (when he joined the Company as Controller and Secretary) he was the assistant corporate controller for Standard Motor Products, a NYSE-listed automotive replacement parts manufacturer and distributor. From 1992 to September 1993, he was the corporate accounting manager at Breed
Technologies, Inc., an automotive safety products manufacturer.


Directors' Compensation

    	Directors of the Company do not receive any fixed compensation for serving on the Board. Board members will be reimbursed for all reasonable expenses incurred by them in connection with serving as directors of the Company.

    	Each Director, other than the Chief Executive
Officer, is granted a number of stock options which vest ratably over time and are exercisable at a price determined on the date of grant.

Compliance with Section 16(a) of the Exchange Act

    Other than Neal B. Freeman, to the Company's knowledge,there were no delinquent Section 16(a) filers.


Item 10.  Executive Compensation

   	The following table sets forth the compensation paid or accrued by the Company for services rendered during the fiscal years ended July 31, 1995, July 31, 1996 and July 31, 1997 to Arthur R. Medici, the
Company's Chief Executive Officer and President,
Thomas H. Lipscomb, former President and Chief
Executive Officer and Alan N. Alpern, the Company's
Chief Financial Officer.


Summary Compensation Table
                                                                		Long Term
                                 Annual Compensation	           Compensation
	                            -----------------------------------------------
                                                 			Other
                                               				Annual
		Name and 	           Fiscal Years	               Compen-
		Principal           	   Ended	                   sation
		Position	              July 31      Salary($)	      $	         Options(#)
  ------------------  ------------   ----------   ----------   --------------
	 Arthur R. Medici       1997        102,000	         -0-            -0-
			                   			1996		        n/a            n/a            n/a
                   						1995		        n/a            n/a            n/a

 	Thomas H. Lipscomb     1997		      145,833(1)       -0-            -0-
                   						1996		      175,000          -0-            -0-
                   						1995		      177,91           -0-            -0-

 	Alan N. Alpern	        1997			       -0-          125,000(1)       -0-
			                   			1996				      -0-          125,000          -0-
                   						1995		   		   -0-          109,375          -0-

    	(1) Accrued compensation aggregating
approximately $83,000 for these two officers was earned during fiscal years ending July 31, 1996 and 1997, and was contributed to additional paid-in capital during January 1997.

    The following table sets forth the number and value of unexercised in-the-money options at July 31, 1997 for the executive officers named above.


Option/SAR Grants in Fiscal Year Ended July 31, 1997
----------------------------------------------------

                                    		% of Total
                                 							Options
                               							Granted to
                                							Employees         Exercise
                    		Options       in Fiscal Year       or Base    Expiration
Name            		  Granted(#)  ended July 31, 1997  Price ($/sh)      Date
------------------- ----------  -------------------  ------------  ------------
Arthur R. Medici	    350,000		         74.5%              4.06        11/26/06
Thomas H. Lipscomb     -0-	         	   -0-               -0-            --
Alan N. Alpern		       -0-		            -0-               -0-            --


Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Value
-------------------------------------------------------------------------------
                                       					  					Number of
                                                  Unexercised       Value of
                                                   Options at    Unexercised FY-
                                                    End(#)         In-the-Money
                 			Shares Acquired    Value     	Exercisable/     Options/SAR's
Name                on Exercise (#)  Realized($)  Unexercisable     at FY-End($)
------------------  ---------------  -----------  ---------------  ------------
Arthur R. Medici         -0-	           -0-		     350,000/116,667
Thomas H. Lipscomb       -0-	           -0-		     100,000/0             -0-
Alan N. Alpern           -0-	           -0-		     50,000/0              -0-


Employment Agreements

    	Effective November 26, 1996, the Company appointed
Arthur R. Medici as President and Chief Executive Officer pursuant to a three-year employment agreement
("Agreement"). The Agreement provides for the Company to issue Mr. Medici 70,000 shares of Class B Common
Stock, 135,000 Shares of Class E-1 Common Stock and
135,000 shares of Class E-2 Common Stock, which cannot be transferred by Mr. Medici until August 1999 and will be canceled by the Company if his employment is terminated prior to August 1999 ("Vesting
Period"). The Company will reflect compensation expense and an increase to additional paid in capital aggregating $298,593 in connection with the issuance of such shares over the Vesting Period, compensation expense and an increase in additional paid in capital was $74,643 for the year ending July 31, 1997.

    	Effective January 1, 1992, and amended as of October 1994, the Company entered into a consulting agreement with Alan N. Alpern pursuant to which Mr.
Alpern devotes more than half of his business time to the Company as Chief Financial Officer. The agreement with Mr. Alpern provides for a base annual salary of $125,000 for 1997.


Stock Option Plans

    	Pursuant to the 1994 Stock Option Plan, as recently amended by the Company's stockholders in 1997, (the "1994 Plan'') the company may grant options to purchase an aggregate of 2,000,000 shares of the Company's Class A Common Stock. The 1994 Plan provides for the grant to key employees of incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, and for the grant of non-qualified stock options to eligible executive officers, directors and key employees of the Company.
The 1994 Plan, which expires in 2004, is administered by the Board of Directors or a committee designated by the Board of Directors. The purposes of the 1994
Plan are to ensure the retention of existing executive personnel, key employees and consultants of the Company, to attract and retain new executive personnel, key employees and consultants and to provide additional incentive by permitting such individuals to participate in the ownership of the Company, and the criteria to be utilized by the Board of Directors or committee in granting options pursuant to the 1994 Plan will be consistent with these purposes.

    	Options granted under the 1994 Plan may be exercisable for a period of up to 10 years from the date of grant at an exercise price which is not less than the fair market value of the Class A Common
Stock on the date of the grant, except that the term of an incentive stock option granted under the 1994
Plan to a stockholder owning more than 10% of the outstanding Class A Common Stock may not exceed five years and its exercise price may not be less than 110% of the fair market value of the Class A Common
Stock on the date of the grant. To the extent that the aggregate fair market value, as of the date of grant, of the shares of which incentive stock options become exercisable for the first time by an optionee during the calendar year exceeds $100,000, the portion of such option which is in excess of the $100,000 limitation will be treated as a non-qualified stock option. Upon the exercise of an option, payment may be made by cash, check or any other means that the Board or the committee determines. No option may be granted under the 1994
Plan after September 2004. The options are non-transferable during the life of the option holder.
As of November 13, 1997, an aggregate of 1,124,000 options granted to various employees and directors, vesting in varying installments from date of grant, are out standing under the 1994 Plan and the Company's 1992 Stock Option Plan, and 896,000 options remain available for grant under the 1994 Plan.
During April 1996 the Company's Board of Directors revised the exercise price of the options granted under the plans for non executive officers of the Company and for members of the Board of Directors who are not employees of the Company who were granted options prior to this repricing, to be $4.00 per share, being in excess of the fair market value on the effective date of the repricing.


Profit Sharing Plan

    	In January 1992, the Company adopted a Profit
Sharing Plan, pursuant to which an amount equal to 3.5% of the pretax profit of the Company for each fiscal year will be set aside for the benefit of such employees as are determined by the Board of Directors. No funding was provided through July 31, 1997 as the Company incurred a net loss for the period.


Item 11.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth, as of November 10, 1997, certain information concerning the beneficial ownership of the Company's Class A, Class B and Class
E-1 and E-2 Common Stock, by (i) each stockholder known by the Company to own beneficially five percent or more of the outstanding Class A, Class B and Class
E-1 and E-2 Common Stock of the Company; (ii) each
Director; (iii) each person named in the Executive
Compensation Table; and (iv) all executive officers and directors of the Company as a group. Each share of Class B Common Stock is entitled to six votes per share and each share of Class A Common Stock and Class E-1 and E-2 Common Stock is entitled to one vote per share. See "Escrow Shares" below for a description of other terms of the Class E Common
Stock.


                                                                       Class
                             Class A              Class B              E-1 and E-2
                             Common               Common               Common
                             Stock (1)            Stock                Stock
                             -----------          -----------          -----------          % Vote
Name and Address of          Number of            Number of            Number               of all
Beneficial Owner             Shares         %     Shares          %    Shares        %      Classes
-------------------------    -----------   ----   -----------   -----  -----------  ----   ---------
Thomas H. Lipscomb (4)      	100,000 (2)    2.1    813,126 (3)  59.2	    820,624    30.0      36.7

Arthur R. Medici             116,666 (6)    2.5     70,000 (6)   5.1     270,000     9.9       4.4

Alan N. Alpern (4)            50,000 (2)    1.1    153,582 (5)   9.9     210,340     6.4       6.4

Neil Freeman (8)              10,000         *        -           *         -         *         *

Charles C. Johnson (7)        20,000         *        -           *         -         *         *

Robert Christie (8)           10,000         *        -           *         -         *         *


All executive officers
 and directors as a
 group (6 persons)           306,666        6.5   1,036,700     75.5   1,300,964    47.6      47.5

----------------------
*     Less than one percent.


(1) Except as otherwise noted, each individual or entity has sole voting and investment power over the securities listed and the address of each beneficial owner is c/o the Company. Includes each holder's Escrow Shares.

(2)   Represents immediately exercisable options.

(3)   Includes 427,409 Class B Escrow Shares.  Mr.
      Lipscomb has granted options to purchase 16,875 shares of Class A Common Stock issuable upon conversion of the shares of Class B Common Stock beneficially owned by him, including the right to receive 16,875 Class E Shares, to two individuals and one entity (the "Lipscomb Options'').

(4)   Includes 94,591 Escrow Shares.  Also includes
      25,978 shares of Class B Common Stock owned by
      Mr. Alpern's wife, as to which Mr. Alpern disclaims beneficial ownership, including 18,217
      Escrow Shares.

(5)   Excludes 16,000 options to purchase Class A
      Common Stock not presently exercisable.

(6)   Mr. Medici holds options to purchase 116,666
      Class A Shares, which are immediately
      exercisable. Mr. Medici also holds 70,000 shares of Class B Common Stock, which may be canceled if certain operating performance criteria are not achieved.

(7) Includes 20,000 shares available upon exercise of immediately exercisable options. Excludes options to purchase 20,000 shares of Class A
      Common Stock not exercisable within 60 days.

(8) Includes 10,000 shares issuable upon exercise of immediately exercisable options. Excludes options to purchase 30,000 shares of Class A
      Common Stock not exercisable within 60 days.


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

    	Class E-1 Shares

    	Each Class E-1 share will be automatically converted into one share of Class A Common Stock, if, and only if, one or more of the following conditions is/are met:

    	(i) the Company's net income before provision for income taxes and exclusive of any extraordinary earnings (all as audited and determined by the Company's independent public accountants) (the
"Minimum Pretax Income'') amounts to at least $11.9 million for the fiscal year ending July 31, 1998;

     (ii) the Bid Price (as defined) of the Company's
Class A Common Stock averages in excess of $22.33 per share for 30 consecutive business days through January 1998;

    	(iii) the Company is acquired by or merged into another entity for which stockholders of the Company receive per share consideration equal to or greater than the level set forth in (ii) above.

    	Class E-2 Shares

    	Each Class E-2 share will be automatically converted into one share of Class A Common Stock, if, and only if, one or more of the following conditions is/are met:

     (i) the Minimum Pretax Income amounts to at least $14.6 million for the fiscal year ending July 31, 1998;

     (ii) the Bid Price of the Company's Class A Common Stock averages in excess of $29.70 per share for 30 consecutive business days through January 1998;

    	(iii)	the Company is acquired by or merged
into anotherentity for which stockholders of the Company receive per share consideration equal to or greater than the levels set forth in (ii) above.

    	The Class E Shares will be redeemed by the Company for $.0001 per share and canceled if such earnings levels or market price targets are not achieved.


Escrow Shares

    	In connection with a private placement completed in September 1993, the present holders of the Company's Class B Common Stock placed into escrow, on a pro rata basis, an aggregate of 781,244 shares.
Such stockholders will continue to vote the Escrow
Shares; however, the Escrow Shares are not assignable or transferable. The following sets forth the number of Escrow Shares owned by the executive officers, directors and principal stockholders of the Company:


               			Name                     Number of Shares
                  -------------------      ----------------
                  Thomas H. Lipscomb           427,409
                  Alan N. Alpern                94,591


     The Escrow Shares will be released to the stockholders in the event that:

     (i) the Minimum Pretax Income amounts to at least $10.0 million for the twelve months ending December 31, 1997;

    	(ii) the Bid Price of the Company's Class A Common Stock shall average in excess of $18.00 per share for 30 consecutive business days through January 1998.


    	Voting Trust. Substantially all of the Class A
Common Stock, Class B Common Stock and Class E Common
Stock beneficially owned by Thomas H. Lipscomb and Alan N. Alpern constituting 38.0% and 7.6% of the percentage of the vote of all classes of common stock of the Company, respectively, assuming the issuance of the maximum number of IPO Units, have been deposited in a voting trust or are subject to an irrevocable proxy for a term of three years, commencing on the First Closing Date. Pursuant to the voting trust or irrevocable proxy, the shares will be voted at the direction of a majority of the Company's non-management directors and Mr. Medici, subject to certain exceptions, including certain mergers and sale of all or substantially all of the Company's assets. The shares deposited in the voting trust or irrevocable proxy will be released from the voting trust or irrevocable proxy on the sale of the shares.

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

    	Any money, securities, rights or property distributed in respect of the Escrow Shares or the Class E Shares, including any property distributed as dividends or pursuant to any stock split, merger, recapitalization, dissolution, or total or partial liquidation of the Company, shall be held in escrow until release of the Escrow Shares or conversion of the Class E Shares. If none of the applicable earnings or market price levels with respect to the Escrow Shares set forth above have been met by May 1, 1998, the Escrow Shares, as well as any dividends or other distributions made with respect thereto, will be contributed to the capital of the Company. If none of the applicable earnings or market price levels with respect to the Class E
Shares set forth above have been met by March 31, 1999, the Class E Shares, as well as any dividends or other distributions made with respect thereto, will be redeemed by the Company for nominal consideration and canceled. The Company expects that the release of the Escrow Shares to, or conversion of Class E
Shares held by, officers, directors, employees and consultants of the Company will be deemed compensatory and, accordingly, will result in a substantial charge to reportable earnings, which would equal the fair market value of such shares on the date of release. Such charge could substantially increase the reportable loss or reduce or eliminate the Company's net income for financial reporting purposes for the period(s) during which such shares are, or become probable of being, released from escrow connected to Class A Common Stock. Although the amount of compensation expense recognized by the Company will not affect the Company's total stockholders' equity, it may have a negative effect on the market price of the Company's securities. See
"Management's Discussion and Analysis of Financial
Condition and Results of Operations'' and Note G of
"Notes to Financial Statements."

    	The earnings and market price levels set forth above were determined by negotiation between the Company and the underwriter of its initial public offering and should not be construed to imply or predict any future earnings by the Company or any increase in the market price of its securities.


Item 12.  Certain Relationships and Related Transactions

         	None


Item 13.  Exhibits, List and Reports on Form 8-K

13 (a)	Document List

       Independent Auditors' Report

      	Financial Statements:

     		Consolidated Balance Sheet
       		July 31, 1997

     		Consolidated Statement of Operations -
         Years Ended	July 31, 1997 and 1996, and
         November 18, 1991 (Inception) to July 31, 1997

       Statement of Change in Shareholder Equity -
         Years Ended July, 31, 1992; July 31, 1993;
         July 31, 1994;	July 31, 1995; July 31, 1996 and
         July 31, 1997

       Consolidated Statement of  Cash Flow  -
         Years Ended July 31, 1997 and 1996 and
       		November 18, 1991 (Inception) through
         July 31, 1997

       Exhibits required by Item 601 of Securities and Exchange Commission
        	Regulations 5-B.
        	See "Exhibit Index Page 31"


13 (b)	Reports on Form 8K

       On June 10, 1997, the Company filed a Current Report on	Form 8-K.




                             				Exhibit Index

Exhibit                                                              Reference
Number                                                                Number
4.2   		 Form of Underwriter's Option (1)                                 *
4.3    		Form of Warrant Agreement (1)                                    *
4.5    		Escrow agreement, as amended (1)                                 *
4.6    		Form of warrant expiring September 10, 2002 (1)                  *
10.1    	1992 Stock Option Plan (1)                                       *
10.2   		1994 Stock Option Plan (1)                                       *
10.3	   	Employment Agreement with Thomas H. Lipscomb, as amended (1)     *
10.4   		Consulting agreement with Alan N. Alpern, as amended (1)		       *
10.5   		Lease for Executive Offices, as supplemented (1)                 *
10.6	    License and Option Agreement dated February	9, 1994 between
         		the Registrant and International Typeface Corporation (1)***   *
10.7	   	Employment agreement with Charlton Calhoun III, as amended (1)   *
10.8	    Agreement between International Typeface	Corporation and the
        			Company dated April 21, 1995 (2)                               *
10.9	  		Employment Agreement with Arthur R. Medici (3)                   *
10.10 			Warrant Agreement, dated February 10, 1997 (4)                   *
10.11 			Amendment, dated February 10, 1997, to Warrant	Agreement
        			dated January  25, 1995 (4)                                    *
10.12 			Form of Agent's Option (4)                                       *
10.13	 		M/A Agreement Extension (4)                                      *
10.14	 		Agreement with Copyright Clearance Center,
        			dated December 12, 1996 (4)**                                  *
10.15 			Formation and Stock Purchase Agreement, dated as	of
           April 16, 1997 among the Company, Michele Golden and
           Michael		Cassidy (6)                                           *
10.16	 		Notice to Class A and Class B Warrant Holders	Regarding
           Anti-dilution Effect of the 1997 Private	Placement (5)         *
11.1		   Computation of Net Loss Per Share                                *

___________

*	 Incorporated by reference:

(1)  Incorporated by reference to the Company's Registration
     		Statement on Form SB-2 (File no. 33-83940)
(2)	 Incorporated by reference to the Company's Report
       on Form 8-K dated April 21, 1995
(3)		Incorporated by reference to the Company's Report on
       Form 8-K dated November 26, 1996
(4)		Incorporated by reference to the Company's Report on
       Form 10-QSB dated January 31, 1997
(5)		Incorporated by reference to the Company's Report on
       Form 8-K dated June 11, 1997
(6)		Incorporated by reference to the Company's Report on
       Form 10-QSB dated April 30, 1997
**			This Document has been filed separately with the
       Securities and Exchange Commission pursuant to a
       request for confidential treatment. An excised version
       of the Document is being filed as an exhibit hereto.
***		Confidential treatment has been granted for portions of this Exhibit.



SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 	INFOSAFE SYSTEMS, INC.
                                  Date:  November 13, 1997
                                 	By:  /s/ Arthur R. Medici
                                       --------------------
                                       Arthur R. Medici, President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 /s/ Arthur R. Medici	 		 President, Chief	Executive Officer	  November 13, 1997
 ----------------------   Director
	Arthur R. Medici         (Principal	Executive Officer)

 /s/ Alan N. Alpern       Chief Financial Officer									   	November 13, 1997
 ----------------------
 Alan N. Alpern

 /s/ Walter M. Psztur		 		Controller and Secretary												November 13, 1997
 ----------------------   (Principal Accounting Officer)
 Walter M. Psztur

 /s/ Stanley Bielak       Director                            November 13, 1997
 ----------------------
 Stanley Bielak

	/s/ Robert S. Christie			Director																           	November 13, 1997
 ----------------------
 Robert S. Christie

	/s/ Neal B. Freeman		  	 Director																		         	November 13, 1997
 ----------------------
 Neal B. Freeman

	/s/Charles C. Johnston 		Director														             	November 13, 1997
 ----------------------
 Charles C. Johnston








               	INFOSAFE SYSTEMS, INC. AND SUBSIDIARY



                        	FINANCIAL STATEMENTS



                            	JULY 31, 1997








                     REPORT OF INDEPENDENT AUDITORS



To the Board of Directors
Infosafe Systems, Inc.
New York, New York


     We have audited the accompanying consolidated balance sheet of Infosafe Systems, Inc. and subsidiary (a development stage company) as at July 31, 1997, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the two-year period ended July 31, 1997, and for the period from November 18, 1991 (inception) through July 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    	In our opinion, the consolidated financial statements enumerated above present fairly, in all material respects, the consolidated financial position of Infosafe Systems, Inc. and subsidiary at July 31, 1997, and the consolidated results of their operations and their cash flows for each of the years in the two-year period ended July 31, 1997, and for the period from November 18, 1991 (inception) through July 31, 1997, in conformity with generally accepted accounting principles.

    	The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.
As discussed in Note A, the Company is in the development stage and has incurred operating losses since inception which raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Richard A. Eisner & Company, LLP

New York, New York
October 13, 1997



With respect to Note G
October 28, 1997





                   INFOSAFE SYSTEMS, INC. AND SUBSIDIARY
                       (a development stage company)

                        CONSOLIDATED BALANCE SHEET

                            AS AT JULY 31, 1997



ASSETS

Current assets:
   Cash and cash equivalents                                              $     392,860
   Accounts receivable - net of allowance for doubtful accounts
    of $5,000                                                                     6,149
   Marketable securities - available for sale (Note C)                        2,498,945
   Prepaid expenses and other assets (Note D)                                   169,853
   -------------------------------------------------------------------------------------
      Total current assets                                                    3,492,379

   Fixed assets (Notes E and K[3])                                              232,838
   Other assets (Note F)                                                        191,734
   -------------------------------------------------------------------------------------
      Total assets                                                        $   3,492,379
   -------------------------------------------------------------------------------------


LIABILITIES

Current liabilities:
   Accounts payable                                                       $     234,422
   Loan payable                                                                  27,180
   Capital lease obligation (Note K[3])                                          10,364
   Purchase agreement (Note G)                                                   85,000
   Accrued expenses (Note H)                                                    115,618
   Due to stockholder                                                            60,000
   -------------------------------------------------------------------------------------
      Total current liabilities                                                 532,584
   -------------------------------------------------------------------------------------

Commitments and contingencies (Notes K and L)



STOCKHOLDERS' EQUITY
(Note I)

Common Stock:
   Class A - par value $.01 per share, 40,000,000 shares authorized,
    one vote per share; 4,720,419 shares issued and outstanding                  47,204
   Class B - par value $.001 per share, 2,000,000 shares authorized, six votes per share; 1,372,566 shares issued and outstanding,
    including 781,244 shares held in escrow                                       1,433
   Class E-1 - par value $.01 per share, 2,000,000 shares authorized, one vote per share; 1,432,137 shares issued and to be issued
    redemption value $.0001 per share                                            14,321
   Class E-2 - par value $.01 per share, 2,000,000 shares authorized, one vote per share; 1,432,137 shares issued and to be issued
    redemption value $.0001 per share                                            14,321
Additional paid-in capital                                                   14,175,808
(Deficit) accumulated during development stage                              (11,302,220)
Unrealized gain on marketable securities                                          8,928
   -------------------------------------------------------------------------------------
      Total stockholders' equity                                              2,959,795
   -------------------------------------------------------------------------------------

      Total liabilities and stockholders' equity                         $    3,492,379
   -------------------------------------------------------------------------------------

        Attention is directed to the foregoing accountants' report and to the accompanying notes to financial statements





                   INFOSAFE SYSTEMS, INC. AND SUBSIDIARY
                       (a development stage company)

                   CONSOLIDATED STATEMENTS OF OPERATIONS



                                                    For the Year Ended               Period From
                                                          July 31,                 November 18, 1991
                                               -----------------------------     (Inception) through
                                                    1996            1997            July 31, 1997
                                               -------------    ------------     --------------------
Revenue:

   License fees                                                                  $      350,000

   Other                                       $     51,268     $     17,323            259,163
   --------------------------------------------------------------------------------------------------
      Total                                          51,268           17,323            609,163
   --------------------------------------------------------------------------------------------------


Expenses:

   Cost of revenue (including amortization
    of software development costs of
    $41,363 for the year ended July 31,
    1996 and July 31, 1997, and $136,926
    for period November 18, 1991
    (Inception) through July 31, 1997)               68,585           53,634            245,399

   Research and development                         934,403          713,442          2,725,036

   Selling, general and administrative            2,223,802        1,900,758          7,651,794

   Write-down of assets                             470,000          507,356            977,356
   --------------------------------------------------------------------------------------------------
      Total                                       3,696,790        3,175,190         11,599,585
   --------------------------------------------------------------------------------------------------
Operating Loss                                   (3,645,522)      (3,157,867)       (10,990,422)
   --------------------------------------------------------------------------------------------------
Interest and investment income                      228,553           90,448            485,623

Settlement expense                                  (54,828)                           (394,828)

Minority interest                                                      1,000              1,000

Interest expense                                    (24,783)          (1,647)          (395,193)
   --------------------------------------------------------------------------------------------------
NET (LOSS)                                     $ (3,496,580)    $ (3,068,066)    $  (11,293,820)
   --------------------------------------------------------------------------------------------------
NET (LOSS) PER COMMON SHARE                    $      (1.05)    $      (0.72)
   ---------------------------------------------------------------------------

WEIGHTED AVERAGE NUMBER OF COMMON SHARES          3,325,090        4,249,901
   ___________________________________________________________________________


      Attention is directed to the foregoing accountants' report and to the accompanying notes to financial statements




                  INFOSAFE SYSTEMS, INC. AND SUBSIDIARY
                      (a development stage company)

               Statement of Changes in Stockholder's Equity
   For the Period form November 18, 1991 (Inception) through July 31, 1997
                             (See Note I)

                                                                                                             Unreal-
                                                                                                             ized
                                                                                                             Gain
                                                                                               (Deficit)     (loss) on
               Class A           Class B         Class E-1         Class E-2                   Accumulated   Market-   Total
             Common Stock      Common Stock     Common Stock      Common Stock    Additional   During the    able      Stock-
           ----------------- ---------------- ----------------- ----------------- Paid-in      Development   Secur-    holders'
           Shares    Amount  Shares    Amount Shares    Amount  Shares    Amount  Capital      Stage         ities     Equity
           ------------------------------------------------------------------------------------------------------------------------
Issuance
 of common
 stock on
 January
 8, 1992
 at
 $.007412
 per share                      20,180 $   21                                     $       129                          $       150
Issuance
 of common
 stock on
 January
 8, 1992
 at
 $.007412
 per share
 (includ-
 ing ser-
 vices
 rendered)                   1,479,807  1,540                                           9,460                               11,000
Rent con-
 tributed
 by stock-
 holder
 from
 March 1,
 1992 to
 July 31,
 1992                                                                                   5,000                                5,000
Costs as-
 sociated
 with sale
 of pre-
 ferred
 shares                                                                                (2,500)                              (2,500)
Net (loss)                                                                                     $   (149,580)              (149,580)

-----------------------------------------------------------------------------------------------------------------------------------
Balance as
 at July
 31, 1992                    1,499,987  1,561                                          12,089      (149,580)              (135,930)
Issuance
 of shares
 from
 November
 1992 to
 June 1993
 at $4.00
 per share   378,125 $ 3,781                                                        1,508,719                            1,512,500
Costs as-
 sociated
 with
 sales of
 common
 shares
 from
 November
 1992 to
 June 1993                                                                           (271,725)                            (271,725)
Warrants
 issued as
 compensa-
 tion at
 $.04 per
 warrant                                                                               20,000                               20,000
Warrants
 issued
 with debt                                                                                500                                  500
Dividends
 on pre-
 ferred
 shares                                                                                             (11,250)               (11,250)
Net (loss)                                                                                       (1,113,454)            (1,113,454)

-----------------------------------------------------------------------------------------------------------------------------------
Balance at
 July 31,
 1993        378,125   3,781 1,499,987  1,561                                       1,269,583    (1,274,284)                   641
Issuance
 of shares
 in
 September
 1993 at
 $4.00 per
 share       137,500   3,781                                                          548,625                              550,000
Costs as-
 sociated
 with sale
 of common
 shares in
 September
 1993                                                                                 (78,733)                             (78,733)
Dividends
 on pre-
 ferred
 shares                                                                                              (6,150)                (6,150)
Shares is-
 sued for
 services
 in
 December
 1993 and
 March
 1994 at
 $4.60 per
 share         9,750      98                                                           44,752                               44,850
Shares is-
 sued as
 compensa-
 tion in
 July 1994
 at $4.60
 per share    12,500     125                                                           57,375                               57,500
Transfer
 of shares     5,000      50   (5,000)    (5)                                             (45)                                   0
Net (loss)                                                                                         (837,357)              (837,357)
Stock di-
 vidend on
 Class A
 and
 Class B
 common
 stock                                        1,018,931 $10,189 1,018,931 $10,189     (20,378)                                   0
Stock
 to be
 issued to
 holders
 of pre-
 ferred
 shares,
 options
 and
 warrants                                       328,441   3,284   328,441   3,284      (6,568)                                   0

-----------------------------------------------------------------------------------------------------------------------------------
Balance as
 at July
 31, 1994    542,875   5,429 1,494,987  1,556 1,347,372  13,473 1,347,372  13,473   1,814,611    (2,117,791)              (269,249)
Warrants
 issued
 with debt
 in
 September
 1994                                                                                  75,000                               75,000
Issuance
 of shares
 in
 January
 and
 February
 1995 at
 $5.00 per
 share     1,782,500  17,825                                                        8,894,675                            8,912,500
Cost as-
 sociated
 with sale
 of common
 shares in
 January
 and
 February
 1995                                                                              (1,693,447)                          (1,693,447)
Warrants
 issued for
 compensa-
 tion                                                                                  54,186                               54,186
Shares is-
 sued and
 cancella-
 tion of
 accrued
 dividends
 in
 settlement
 with pre-
 ferred
 stock-
 holder in
 July 1995    40,038     400                                                           49,600         9,000                 59,000
Exercise
 of
 warrants
 in July
 1995         55,500     555                         15                15              27,195                               27,750
Net (loss)                                                                                       (2,628,783)            (2,628,783)
Unrealized
 gain on
 market-
 able se-
 curities                                                                                                      90,320       90,320

-----------------------------------------------------------------------------------------------------------------------------------
Balance as
 at July
 31, 1995  2,420,913  24,209 1,494,987  1,556 1,347,387  13,473 1,347,387  13,473   9,221,820    (4,737,574)   90,320    4,627,277
Class B
 common
 stock
 exchanged
 for Class
 A common
 stock in
 August
 1995          8,000      80   (8,000)    (8)                                             (72)                                   0
Class B
 common
 stock
 exchanged
 for Class
 A common
 stock in
 October
 1995         12,000     120  (12,000)   (12)                                            (108)                                   0
Class B
 common
 stock
 exchanged
 for Class
 A common
 stock in
 November
 1995          5,937      59   (5,937)    (6)                                             (53)                                   0
Warrants
 exercised
 in
 November
 1995        275,000   2,750                                                          134,750                              137,500
Stock
 options
 exercised
 in
 January
 1996          5,000      50                                                           19,950                               20,000
Stock
 options
 exercised
 April
 1996          5,000      50                                                           19,950                               20,000
Warrants
 exercised
 in April
 1996          3,125      31                                                            7,782                                7,813
Warrants
 issued
 for
 settle-
 ment in
 June 1996                                                                            168,750                              168,750
Stock
 options
 exercised
 in June
 1996         30,833     308                                                          123,024                              123,332
Class B
 common
 stock
 exchanged
 for Class
 A common
 stock in
 June 1996   123,221   1,232 (123,221)  (123)                                          (1,109)                                   0
Class B
 common
 stock
 exchanged
 for Class
 A common
 stock in
 July 1996    19,520     196  (19,520)   (20)                                            (176)                                   0
Shares
 canceled                                       (3,750)    (37)   (3,750)    (37)          74                                    0
Net (loss)                                                                                       (3,496,580)            (3,496,580)
Unrealized
 (loss) on
 market-
 able se-
 curities                                                                                                     (84,768)     (84,768)

-----------------------------------------------------------------------------------------------------------------------------------
Balance as
 at July,
 31, 1996  2,908,549  29,085 1,326,309  1,387 1,343,637  13,436 1,343,637  13,346   9,694,582    (8,234,154)    5,552    1,523,324
Class B
 common
 stock
 exchanged
 for Class
 A common
 stock in
 August
 1996         16,760     167  (16,760)   (17)                                            (150)
Stock
 options
 exercised
 in
 September
 1996         15,000     150                                                           59,850                               60,000
Class B
 common
 stock
 exchanged
 for Class
 A common
 stock in
 November
 1996          3,760      38   (3,760)    (4)                                             (34)
Capital
 contri-
 bution of
 officers
 deferred
 salaries
 in
 January
 1997                                                                                 145,784                              145,784
Shares
 issuable
 with
 employ-
 ment
 contract
 of
 November
 1996                           70,000     70   135,000   1,350   135,000   1,350      71,873                               74,643
Shares
 issued
 as com-
 pensation
 in
 November
 1996 at
 $3.87 per
 share         6,968      70                                                           26,930                               27,000
Class B
 common
 stock
 exchanged
 for Class
 A common
 stock in
 December
 1996          3,223      32   (3,223)    (3)                                             (29)
Issuance
 of shares
 in
 February
 through
 April
 1997 at
 $3.15 per
 share     1,603,260  16,034                                                        5,033,966                            5,050,000
Cost as-
 sociated
 with sale
 of common
 stock in
 February
 through
 April
 1997                                                                                (884,766)                            (884,766)
Exercise
 of
 warrants
 in June
 1997         63,681     636                                                           27,864                               28,500
Exercise
 of
 warrants
 in July
 1997         99,218     992                                                             (992)
Shares
 canceled                                      (46,500)   (465)  (46,500)   (465)         930
Net (loss)                                                                                       (3,068,066)            (3,068,066)
Unrealized
 gain on
 market-
 able se-
 curities                                                                                                       3,376        3,376
-----------------------------------------------------------------------------------------------------------------------------------
Balance
 as at
 July 31,
 1997      4,720,419 $47,204 1,372,566 $1,433 1,432,137 $14,321 1,432,137 $14,321 $14,175,808  $(11,302,220) $  8,928  $ 2,959,795
-----------------------------------------------------------------------------------------------------------------------------------


       Attention is directed to the foregoing accountants' report and to the accompanying notes to financial statements


                   INFOSAFE SYSTEMS, INC. AND SUBSIDIARY
                       (a development stage company)

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                              Period From
                                                       For the Year Ended July 31,         November 18, 1991
                                                     --------------------------------       (Inception) to
                                                          1996             1997              July 31, 1997
                                                     --------------   ---------------      -----------------
Cash flows from operating activities
 Net (loss)                                          $ (3,496,580)     $ (3,068,066)       $ (11,293,820)
 Adjustments to reconcile net (loss) to net cash
  (used in) operating activities:
    Depreciation and amortization                         143,237           156,853              708,069
    Loss on disposal of equipment held for lease                                682                  682
    Services contributed by stockholder                                                          138,240
    Write-down assets                                     470,000           507,356              977,356
    Common stock and warrants issued for
     compesation and settlement                           168,750           101,643              324,579
    Contribution of capital by employees/
     stockholders                                                           145,784              145,784
    Minority interest                                                        (1,000)              (1,000)
    (Increase) decrease in:
       Accounts receivable, prepaid expenses and
        other assets                                      131,265          (166,445)            (241,366)
    Increase (decrease) in:
       Accounts payable and accrued expenses               (1,855)           83,888              350,047
       Settlement payable                                (340,000)
       Due stockholders                                    56,163           (56,163)              60,000
    -----------------------------------------------------------------------------------------------------
          Net cash (used in) operating activities      (2,869,020)       (2,295,468)          (8,831,429)
    -----------------------------------------------------------------------------------------------------

Cash flows from investing activities:
 Equipment held for lease                                (118,010)                              (794,773)
 Capitalization of software development                                                         (206,815)
 Purchases of fixed assets                                (75,654)          (32,332)            (499,337)
 Purchases of marketable securities                    (2,486,231)       (2,640,017)         (15,304,550)
 Sales of marketable securities                         5,236,566         1,052,626           12,814,533
 Patents, copyrights and trademarks                       (17,958)                               (84,631)
    -----------------------------------------------------------------------------------------------------
          Net cash provided by (used in) investing
           activities                                   2,538,713        (1,619,723)          (4,075,573)
    -----------------------------------------------------------------------------------------------------

Cash flows from financing acitivies:
 Proceeds from issuance of common stock                                   5,050,000           16,075,260
 Costs in connection with sale of common stock                             (884,766)          (2,912,671)
 Proceeds from issuance of Series A convertible
  redeemable preferred stock                                                                     125,000
 Redemption of Series A cumulative convertible
  perferred stock                                                                                (75,000)
 Payment of dividends                                                                             (8,400)
 Proceeds from financing lease                                                                    28,076
 Payment of financing lease                                (8,390)           (9,329)             (17,749)
 Payment of purchase agreement                           (127,840)          (15,000)            (142,840)
 Proceeds from subordinated debenture                                                            100,000
 Payment of subordinated debenture                                                              (100,000)
 Exercise of warrants and options                         308,645            88,500              424,895
 Proceeds from bridge loan                                                                     1,500,000
 Payment of bridge loan                                                                       (1,500,000
 Proceeds from loan payable                                                  27,180               27,180
 Payment of deferred financing costs                                                            (224,919)
 Repayment of loan from stockholder                        53,632
 Capital contribution from minority stockholder                               1,000                1,000
    -----------------------------------------------------------------------------------------------------
          Net cash provided by financing
           activities                                     226,047         4,257,585           13,299,862
    -----------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash
 equivalents                                             (104,260)          342,394              392,860

Cash and cash equivalents, beginning of year.             154,726            50,466
    -----------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of year.              $     50,466      $    392,860        $     392,860
    -----------------------------------------------------------------------------------------------------

Supplemental schedule of noncash financing
 activities:
   Stock dividend on Class A and Class B
    common shares                                                                          $      20,378
   Stock to be issued to holders of preferred
    shares, options and warrants                                                                   6,568
   Debt discount in connection with bridge loan                                                   75,000
   Financing of Design Palette                                                                   227,840
   Class A common stock issued in settlement
    with preferred stockholder                                                                    50,000

Supplemental disclosure of cash flow information:
 Cash paid for interest during the period            $     19,983      $      1,647               85,052



        Attention is directed to the foregoing accountants' report and to the acompanying notes to financial statements






                   INFOSAFE SYSTEMS, INC. AND SUBSIDIARY
                       (a development stage company)

                       NOTES TO FINANCIAL STATEMENTS


NOTE A - THE COMPANY:

		Infosafe Systems, Inc. (the "Company") is a development stage company engaged in the design, development and marketing of systems for securing, controlling, metering and auditing electronic products, documents and programs for use in stand-alone applications, corporate networks and open networks such as the Internet. The Company has developed "The Infosafe System" which meters the usage of information and can release information on a "pay per use."

		The Company initially developed a hardware-based distribution system and is currently developing software-based distribution systems utilizing this technology.

		In April 1997, the Company formed and purchased a majority interest in Internet Commerce Corporation ("ICC"), an 83.3% owned subsidiary. ICC is a new company which is developing Internet-based business to business communication and electronic products and services. Material inter-company balances and transactions have been eliminated.

		The Company has incurred substantial losses since inception, and anticipates losses to continue through the next fiscal year as the Company attempts to market and develop its products. While the Company raised approximately $4.2 million of net proceeds from a private placement of securities (see Note I) from February through April 1997, the Company will need additional financing to complete development and market its products, and to continue its operations beyond the fiscal year ending
July 31, 1998. The Company is actively pursuing long-term and short-term financing which may include debt and equity financing. Although management believes that the Company will be successful in developing and marketing its products as well as obtaining the necessary financing, there can be no assurance that it will be able to do so. These factors raise substantial doubt regarding the ability of the Company to continue as a going concern.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

	[1]  Revenue recognition:

		Revenue based on usage and leasing of the Company's system is recognized as earned.

	[2]  Marketable securities:

		The Company accounts for investments in marketable securities in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities"
("FASB 115"). In accordance with FASB 115 marketable securities are classified as available-for-sale.
NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:   (CONTINUED)

	[3]  Depreciation and amortization:

		Office and technology equipment and furniture and fixtures are stated at cost and are depreciated on the straight-line method over five to seven years. Leasehold improvements are amortized using the straight-line method over the shorter of the lease or the estimated useful life of the asset. A prepaid license fee which originated in connection with a license agreement entered into in March 1997 is being amortized using the straight-line method over the term of the agreement (ten years).

	[4]  Software development costs:

		Costs relating to the conceptual formulation and design of software are expensed as research and development. Costs incurred subsequent to establishment of technological feasibility to produce the finished product are generally capitalized. Technological feasibility was established when a product design and a working model were completed. Capitalized software costs are amortized by the straight-line method over a maximum of five years or the expected life of the product, whichever is less. During the year ended July 31, 1997, the Company wrote off the unamortized balance of its software development costs of $64,948.

	[5]  Patents, copyrights and trademarks:

		Costs to obtain patents, copyrights and trademarks have been capitalized. The Company obtained two new patents during the fiscal year, but due to the low cost of procurement directly expensed all costs. During the year ended July 31, 1997, the Company wrote off the unamortized balance of its patents, copyrights and trademarks of $45,906.

	[6]  Loss per share of common stock:

		Net loss per share of common stock is based on the weighted average number of shares outstanding during the period excluding
Class B shares in escrow, all Class E-1 shares and Class E-2 shares, and antidilutive options and warrants.

	[7]  Income taxes:

		The Company accounts for income taxes in accordance with Statement of Accounting Standards No. 109, "Accounting for Income
Taxes" ("FASB 109"). FASB 109 measures deferred income taxes by applying enacted statutory rates in effect at the balance sheet date to the differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. The resulting asset was fully reserved since management is unable to conclude that it is more likely than not that the benefit will be realized.

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

	[10]  Recently adopted accounting pronouncements:

			In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of ("FASB 121"), and Statement of Financial Accounting
Standards No. 123, "Accounting for Stock-Based Compensation" ("FASB
	123"). FASB 121 requires, among other things, that entities identify events or changes in circumstances which indicate that the carrying amount of a long lived asset may not be recoverable. FASB 123 encourages companies, among other things, to establish a fair value based method of accounting for stock-based compensation plans and requires disclosure thereof on a fair value basis. The adoption of FASB
121 and 123 did not have a material impact on the financial statements.
During the year ended July 31, 1996, the Company wrote down its equipment previously held for lease by $470,000 and during the year ended July 31, 1997, the Company wrote down its software development costs, patents, trademarks, copyrights and equipment previously held for lease in the aggregate of $507,356. (See Notes B[4, 5] and F.)

			The Company has elected to continue to account for employee
stock-based compensation in accordance with Accounting Principles Board
Opinion No. 25, "Accounting for Stock Issued to Employees," using intrinsic values with appropriate disclosures using the fair value based method.

		[11]  Recently issued accounting pronouncements:

			FASB No. 128, "Earnings Per Share" ("EPS"), is effective for both interim and annual periods ending after December 15, 1997. FASB
No. 128 supercedes APB No. 15 and specifies the computation, presentation and disclosure requirement for basic and diluted EPS. The
Company has determined that the adoption of this new standard will not have a material effect on EPS for all periods presented.


NOTE C - MARKETABLE SECURITIES:

	Available-for-sale marketable securities are as follows:

                                       						   Gross     Estimated
                                             Unrealized     Fair
                                    Cost        Gains       Value
                                -----------  ----------  -----------
United States
Government Securities           $ 2,490,017  $    8,928  $ 2,498,945

The above investments matures from October 1997 to June 1998 and bears interest from 5.69% to 6.3% per annum.

		Interest income of $191,623 and $86,881 and realized gains of $22,510 and $1,747 were earned with respect to marketable securities for the year ended July 31, 1996 and July 31, 1997, respectively. The
Company uses the first-in, first-out method to value the cost of its marketable securities upon disposition.


NOTE D - PREPAID AND OTHER ASSETS:

	Prepaid and other assets consist of the following:

		Prepaid insurance .  . . . . . . . . . . . .   $ 77,217
		Prepaid expenses and other . . . . . . . . .	    47,636
		Notes receivable . . . . . . . . . . . . . .     45,000
         								                                --------
    			     T o t a l. . . . . . . . . . . . .   $169,853
                                                 --------

NOTE E - FIXED ASSETS:

	Fixed assets consist of the following:

          Office and technology equipment (including
             capital lease of $28,124) . . . . . . . .   $379,266
          Furniture and fixtures . . . . . . . . . . .     91,196
          Office software. . . . . . . . . . . . . . .	    32,638
        		Leasehold improvements . . . . . . . . . . .     30,238
                                                         --------
                    T o t a l. . . . . . . . . . . . .   $533,338

          Less accumulated depreciation. . . . . . . .    300,500
                                                         --------
                    T o t a l. . . . . . . . . . . . .   $232,838
                                                         --------


NOTE F - OTHER ASSETS:

	Other assets consist of the following:

		Deposits . . . . . . . . . . . . . . . . . .   $ 40,249
		Prepaid license fee. . . . . . . . . . . . .    142,500
		Equipment previously held for lease. . . . .      8,985
                                                 --------
    			     T o t a l. . . . . . . . . . . . .	  $191,734
                                                 --------

		In March 1997, the Company entered into an exclusive licensing agreement for the resale of software. It enables users to browse an on-line document archive and view content while preventing the printing of a "business quality" document. To receive an original document or a "business quality" copy, the user must pay the system provider a fee.

		The license agreement entered into with Visus Technologies, Inc. ("VTI")
is amortized using the straight-line method over the term of the licensing agreement (10 years). The Company is obligated to pay VTI a software royalty fee of 10%, half of which is to be applied to the prepaid license fee, on all revenue realized using the Visus Scan2Web software per this agreement.

		Equipment previously held for lease was composed of an encryption and metering control unit called the Mark III. During the fiscal year ended July 31, 1996, the Company stopped production of these control units until such time as the demand for these units increases and reduced the value of the control units to reflect their remaining realizable value. The Company is in the process of developing "software only" applications for its technology and had written down its equipment previously held for lease to an estimated
salvage value at July 31, 1997 to approximately $9,000.   This resulted
in a write down of $396,502 for the year ended July 31, 1997.



NOTE G - PURCHASE AGREEMENT:

	 	During April 1995 the Company entered into an agreement (the "Purchase Agreement") to purchase the interest not already owned by it in a digital metering and encryption system, thus becoming the sole owner of the system. The Company paid $350,000 on the execution of the Purchase Agreement and was required to pay without interest an aggregate of $250,000 in various installments through August 1996. The amount due under the Purchase Agreement was recorded at its present value using a discount rate of 11% per annum. The Company has not paid its final payment of $85,000 which was due in August 1996. On October 28, 1997, the Company settled the debt by agreeing to pay $15,000 and to provide a $55,000 irrevocable letter of credit payable in April, 1998.


NOTE H - ACCRUED EXPENSES:

	Accrued expenses consist of the following:

		Legal and professional fees . . . . . . . . .  $ 47,000
		Royalties . . . . . . . . . . . . . . . . . .    12,115
		Other . . . . . . . . . . . . . . . . . . . .    56,503
                                                 --------
       			 	T o t a l . . . . . . . . . . . . .  $115,618
                                                 --------



NOTE I - STOCKHOLDERS' EQUITY:

	[1]  Common shares:

		Each Class E-1 and Class E-2 common share will automatically convert into Class A common stock in the event that the Company's earnings before taxes reach certain levels through July 31, 1998 or if the price of the Company's common stock reaches certain price levels for a thirty consecutive business day period through January 1998. The designated earnings before tax level increases with time. The earnings level for conversion ranges from $11.9 million for the year ended July
31, 1997 to $14.6 million for the year ended July 31, 1998. The required bid price of the Company's Class A common stock is $22.33 and $29.70 per share. The Company has not achieved the earnings levels and the price of the Company's common stock has not reached the required levels as of July 31, 1997. The Company is required to redeem its Class E-1 and E-2 shares at $.0001 per share if the earnings levels or market price targets are not achieved by March 31, 1999.

		In connection with the Company's private placement in 1992, the stockholders, on a pro rata basis, placed an aggregate of 781,244
Class B shares in escrow to be released based on obtaining certain pretax earnings levels through the calendar year December 31, 1997 or if the price of the Company's Class A common stock reaches $18.00 per share for a thirty consecutive business day period through January
1998. The Company has not achieved the earnings levels and the price of the Company's common stock has not reached the required levels as of July
31, 1997. If none of the conditions have been met, on May 1, 1998, the escrow shares are required to be forfeited and contributed to capital of the Company.

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

		In February through April, 1997, the Company realized net proceeds of approximately $4,165,000 from gross proceeds of $5,050,000 raised in a private placement (the "1997 Private Placement") of 1,603,175 Units. Each Unit consists of one share of Class A common
Stock, 1.11721 redeemable Class A Warrants and 1.11721 redeemable Class
B Warrants. As a result of the sale of the securities in the 1997 Private Placement, pursuant to the anti-dilution provisions contained in the Class A Warrants and the Class B Warrants, the purchase price to be paid upon exercise of each Class A Warrant and Class B Warrant of the Company by the holder of such warrants has been adjusted from $6.50 to $5.82 for the Class A Warrants and from $8.75 to $7.83 for the Class B Warrants. Further, as a result of the 1997 Private Placement, an additional
 .11721 Class A Warrants are issuable for each outstanding Class A
Warrant and an additional .11721 Class B Warrants are issuable for each outstanding Class B Warrant. Accordingly, an aggregate of an additional 494,623 Class A Warrants and 396,830 Class B Warrants were issued by the Company to holders of outstanding Class A Warrants and Class B Warrants respectively, resulting in an aggregate of 4,714,718 Class A Warrants and 3,782,550 Class B Warrants outstanding. Additionally, the Company has extended the expiration date of the Class A Warrants and the Class
B Warrants to February 18, 2002.

		In conjunction with the 1997 Private Placement, certain employees/shareholders and directors of the Company agreed to contribute unpaid salaries aggregating approximately $146,000 during the year ended July 31, 1997.

		In July 1997, the Board of Directors amended the Company's certificate of incorporation to increase the number of authorized shares of its Class A common stock by 20 million shares to an aggregate of 40 million shares. This action was approved by the shareholders during the Company annual meeting.

	[2] As of July 31, 1997 the Company had the following common stock warrants outstanding:

                               Number of       Exercise        Expiration
                                Shares          Price             Date
                           ----------------   ----------   ------------------

  Miscellaneous . . . . .     18,750            $2.50      September 10, 1998

  Class A . . . . . . . .  4,714,718 (a)(b)     $5.82      February 18, 2002

  Class B . . . . . . . .  3,782,550 (b)        $7.83      February 18, 2002

		  (a)	Upon exercise, holder is entitled to one share of Class A
        common stock and 1.11721 Class B warrants.

  		(b)	Class A and Class B warrants are redeemable at $.05 per
        warrant under certain conditions.

	[3]	Preferred stock:

		The Company has five million shares authorized with a par value of $.01, and as of July 31, 1997, no shares have been issued.

	[4]  Stock option plan:

		In August 1994, the Company adopted a 1994 Stock Option Plan (the "Plan") under which incentive stock options and nonqualified stock options may be granted to purchase the Company's Class A common stock through 2004. The number of shares of Class A common stock reserved for issuance under the option plan was increased from 1,000,000 to 2,000,000 during the year ended July 31, 1997. Options are to be granted at a price not less than the fair market value of the Company's Class A shares on the date of grant. There are 884,000 outstanding options to purchase Class A common shares under this plan as of year ended
July 31, 1997. Options to purchase 421,995 Class A common shares are exercisable at July 31, 1997. During a Board of Directors Meeting held subsequent tofiscal year end, the Company granted options to purchase a total of 260,000 shares of Class A common stock to two Board Members and five employees. The Company has 1,116,000 shares reserved for future issuance under the Plan as of July 31, 1997.

		The Company's 1992 Stock Option Plan was terminated upon adoption of the 1994 Plan. Options to purchase 20,000 Class A common shares previously granted under the 1992 Plan are outstanding and exercisable on July 31, 1997.

		The underwriter for the Company's initial public offering was granted an option to purchase 155,000 shares of Class A common stock, 173,167 Class A warrants and 173,167 Class B warrants. The option was exercisable on January 17, 1996 and expires on February 18, 2002 at an exercise price of $6.75 per share of Class A common stock, $.10 per Class A warrant and $.05 per Class B warrant.

		The underwriter for the Company's 1997 private placement were issued warrants to purchase 561,146 shares of Class A common stock, 626,917 Class A warrants and 626,917 Class B warrants. Each Class A warrant is exercisable until February 18, 2002 to purchase one share of Class A common stock and one Class B warrant at an exercise price which was equal to $6.50 per share. Each Class B warrant is exercisable until February 18, 2002 to purchase one share of Class A common stock at an exercise price which was equal to $8.25 per share.

  In May 1997, ICC adopted a 1997 Incentive and Non-Qualified Stock Option Plan under which options may be granted to purchase ICC Common Stock. The number of shares reserved for issuance under the plan is 350,000. During the fiscal year entering July 31, 1997 ICC granted options to purchase a total of 301,000 shares of ICC Common Stock to twelve employees and Board Members. Such options were granted at the estimated market value of the Common Stock at the time of grant.

		The Company applies APB Opinion 25 and related interpretations in accounting for its options. Accordingly, no compensation cost has been recognized for its stock option grants. Had compensation cost for the Company's stock options grants been determined based on the fair value at the grant dates for awards consistent with the method of FASB 123, the Company's net loss and loss per share would have increased the pro forma amounts indicated below:

                                            						 JULY 31,
                                          -----------------------------
                                          					1996			         1997
                                          -------------   -------------

    Net Loss		           As reported	     $ (3,496,580)   $ (3,068,066)
	                		      Pro forma        $ (3,935,029)   $ (3,415,377)

    Net Loss Per Share   As reported	     $      (1.05)   $       (.72)
			                      Pro forma	       $      (1.18)   $       (.80)

The resulting effect on pro forma net loss and net loss per share disclosed for the year ended July 31, 1996 and July 31, 1997 is not likely to be representative of the effects on net loss and net loss per share on a pro forma basis in future years, because the year ended July 31, 1996 and July 31, 1997 pro forma results include the impact of only one and two years, respectively, of grants and related vesting, while subsequent years will include additional grants and vesting.

A summary of the status of the Company's stock options as of July 31, 1996 and 1997, and changes during the years ending on those dates is presented below:

		(Shares in thousands)
  ----------------------------------------------------------------------------
                                              Weighted-              Weighted-
                                               Average                Average
                                              Exercise               Exercise
  Options                           Shares      Price      Shares     Price
  ------------------------------   --------   ---------   --------   ---------
  Outstanding at beginning
    of year                           515       $4.95        724       $4.67
  Granted                             284        4.00        470        4.06
  Exercised                           (41)       4.00        (15)       4.00
  Forfeited                           (34)       4.00       (275)       4.59
  Outstanding at the end
    of year                           724        4.67        904        4.39
  Options exercisable at yearend      338        5.44        442        4.75


The following table summarizes information about stock options outstanding at July 31, 1997:

  (Shares in thousands)
  ----------------------------------------------------------------------------
                          Options Outstanding             Options Exercisable
                  -----------------------------------   ----------------------
                               Weighted-
                               Average      Weighted-                Weighted-
  Range of        Shares       Remaining    Average     Shares       Average
  Exercise        Outstanding  Contractual  Exercise    Exercisable  Exercise
  Prices          at 07/31/97  Life         Price       at 07/31/97  Price
  -------------   -----------  -----------  ---------   -----------  ---------
  $3.25 - $7.25     904         8.8 years     $4.39         442        $4.75

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1996 and 1997: dividend yield of zero (0%) percent, expected volatility of eighty-two (82%) percent, risk-free interest rate from 5.0% to 6.4% and expected life of three years.


NOTE J - INCOME TAXES:

	[1]  Federal income taxes:

		The Company has a net operating loss carryforward for tax purposes of approximately $10,000,000 at July 31, 1997. This carryforward expires from 2007 to 2012. Certain development stage expenses have been capitalized for tax purposes and are being amortized over a sixty-month period beginning on September 1, 1993.

		The Internal Revenue Code and Income Tax Regulations contain provisions which limit the use of available net operating loss carryforwards in any given year should significant changes (greater than 50%) in ownership interests occur. Due to the initial public offering, the net operating loss carryover of approximately $1,900,000 incurred prior to the initial public offering will be subject to an annual limitation of approximately $400,000 until that portion of the net operating loss is utilized or expires.


	[2]  Deferred income taxes:

		The principal components of deferred tax assets, liabilities and the valuation allowance are as follows:

                                     			                    July 31,
                                                  ---------------------------
                                      				             1996        		1997
                                                  ------------   ------------
		Deferred tax assets:
		   Development stage costs . . . . . . . . . .  $   176,000 	  $    92,000
		   Accrued expenses. . . . . . . . . . . . . .       54,000         52,000
 	   Write-down of assets. . . . . . . . . . . .     	135,000        460,000
		   Federal, state and local net
       operating loss carryforwards. . . . . . .    3,548,000      4,716,000
                                                  ------------   ------------
          			T o t a l . . . . . . . . . . . . .    3,913,000      5,320,000
                                                  ------------   ------------
		Less deferred tax liabilities:
 	   Capitalized software development costs. . .      (51,000)		      -0-
		   Depreciation. . . . . . . . . . . . . . . .      (19,000)	      (25,000)
     Marketable securities . . . . . .	. . . . .       (3,000)  	     (4,000)
                                                  ------------   ------------
          			T o t a l . . . . . . . . . . . . .      (73,000)	      (29,000)
                                                  ------------   ------------

		Net Asset. . . . . . . . . . . . . . . . . . .    3,840,000	     5,291,000

		Valuation allowance. . . . . . . . . . . . . .   (3,840,000)	   (5,291,000)
                                                  ------------   ------------

		Net deferred tax asset . . . . . . . . . . . .  $    -0-    	  $    -0-
                                                  ------------   ------------


	The Company's effective tax rate varied from the statutory federal income tax rate as follows:

                                                  July 31,
                                             -------------------
                                              1996        1997
                                             -------     -------
			      Expected tax rate (benefit) . . .   (34.0)%     (34.0)%
			      Valuation allowance . . . . . . .    34.0 %      34.0 %
                                             -------     -------

                    Effective tax rate . .      -0-%        -0-%
                                             -------     -------

NOTE K - COMMITMENTS:

	[1]  Employment and consulting agreements:

		(a) The Company entered into an Employment Agreement as of November 1996 with its President and Chief Executive Officer, expiring in November 1999. The contract required aggregate annual salary of $175,000 to $225,000 and issuance of 70,000 Class B shares, 135,000
Class E-1 and E-2 shares. The shares are forfeited by the stockholder if the terms of the contract are not met. The Company has valued such shares in the amount of approximately $299,000 and is amortizing a compensation charge. The Company expensed approximately $75,000 for the year ended July 31, 1997. In addition, the Company granted 350,000 options to purchase the Company Class A stock based upon future earning levels at an exercise price of $4.06 of which one-third immediately vested and the remaining two-thirds vest if certain earning levels are met during his employment.

		(b) The Company has employment and consulting agreements with three other employees and one other individual expiring in April 2000 and January 2000, respectively. The Agreements require aggregate annual payment of $465,000 per year.

	[2]  Profit sharing plan:

		During January 1992, the Company adopted a Profit Sharing Plan, whereby an amount equal to 3.5% of the pretax profit of the Company for each fiscal year shall be set aside for the benefit of employees. No funding was provided through July 31, 1997.

	[3]  Leased equipment:

		The Company entered into a leasing agreement for a telephone system. The lease requires 36 monthly payments of $914 through July
1998 with an interest rate of 11%.  The outstanding balance as of July
31, 1997 was $10,364. The Company capitalized the equipment at an asset value of approximately $28,000.

	[4]  Leases:

		The Company's lease agreement for office and research facilities expired on June 30, 1997 and is on a month to month basis. In October 1997, the Company entered into a lease agreement for new offices and research facilities, which is expected to begin on or about January 1, 1998 and expire in seven years. The Company has provided an $85,000 irrevocable letter of credit to the landlord as required in the lease agreement. The Company also rents storage facilities on a month to month basis. Aggregate rent expense was approximately $171,000 and $163,000 for the years ended July 31, 1996 and July 31, 1997, respectively. Subrental income was approximately $12,000 for each of the years ended July 31, 1996 and July 31, 1997.

		Future minimum rental payments are as follows:

              		Year ended July 31,
                -------------------
              		1998                     $   16,900
		              1999                  			   169,300
              		2000	                  		   203,200
              		2001	                  		   203,200
              		2002	                  		   203,200
               	Thereafter (2.4 yrs)	       491,000
                                         ----------
              		Total                   	$1,286,800
                                         ----------

NOTE L - CONTINGENCIES:

		[1] On May 29, 1997, the Company filed a Demand for Arbitration with the American Arbitration Association against its former Director of Technology, Robert Nagel, seeking $200,000 to compensate the Company for breach of contract, breach of fiduciary duty and misappropriation of corporate opportunity. Mr. Nagel has asserted counterclaims seeking damages of approximately $1.4 million arising from alleged discrimination under the Americans with Disabilities Act, defamation, and breaches of other statutes. The Company does not believe that Mr. Nagel's counterclaims are meritorious and intends to vigorously defend against the counterclaims, while prosecuting its claim in arbitration against Mr. Nagel. The matter is in the early stages of discovery. The arbitration hearings have been scheduled for April 1998.

  [2] On October 15, 1996, Mr. Thomas Lipscomb, the former President and Chief Executive Officer of the Company, informed the Board of Directors that he was tendering his resignation as President and Chief Executive Officer, effective upon the Board of Directors appointing his successor. Such successor, Mr. Arthur R. Medici, was appointed as President and Chief Executive Officer by the Board on December 17, 1996. Subsequently, on July 17, 1997, the Company received correspondence from counsel to Thomas Lipscomb, notifying the Company that Mr. Lipscomb had terminated his services under his Employment and Consulting Agreement ("Agreement"), dated as of January 1, 1992, as thereafter amended. By such letter, Mr. Lipscomb also demanded to be paid certain amounts allegedly due under the Agreement. The Company does not believe Mr. Lipscomb's claims under the Agreement are meritorious.