Form 10QSB
period 1997-10-31
INFOSAFE SYSTEMS INC
filed 1997-12-12
CIK 894738

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                FORM 10-QSB
                               _____________


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended October 31, 1997

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934



                          Commission File No. 1-25362


                             INFOSAFE SYSTEMS, INC.
        (Exact Name of Small Business Issueras Specified in Its Charter)


         Delaware                                        13-3645702
-------------------------------                    ----------------------
(State or Other Jurisdiction of                       (I.R.S. Employer
 Incorporation or organization)                    Identification Number)


                              342 Madison Avenue
                                  Suite 622
                              New York, NY  10173
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


                     Yes__X__               No_____

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

     Class                                   Outstanding at November 30, 1997:
     ------------------------------------    ---------------------------------
     Class A Common Stock, $.01 par value               4,720,419 shares

     Class B Common Stock, $.01 par value               1,372,137 shares



                 Traditional Small Business Disclosure Format

                        Yes__X__                 No_____






                            INDEX TO FORM 10-QSB


                                                                     PAGE
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Consolidated Balance Sheets as of July 31, 1997 and
  October 31, 1997  (Unaudited)........................................ 3

Consolidated Statements of Operations for the Three Months
  ended October 31, 1996 and October 31, 1997 (Unaudited)
  and for the period November 18, 1991 (Inception) through
  October 31, 1997  (Unaudited).........................................4

Consolidated Condensed Statements of Cash Flows for the
  Three Months ended October 31, 1996 and October 31, 1997
  (Unaudited) and for the period November 18, 1991
  (Inception) to October 31, 1997 (Unaudited)...........................5

Notes to Financial Statements...........................................6

Item 2.  Management's Discussion and Analysis of Financial
  Condition and Results of Operations.................................7-9


PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K..............................10

SIGNATURES.............................................................11







                   INFOSAFE SYSTEMS, INC. AND SUBSIDIARY
                       (a development stage company)

                        CONSOLIDATED BALANCE SHEETS

                                                                             July 31, 1997      October 31, 1997
                                                                            ---------------     ----------------
ASSETS
Current assets
    Cash and cash equivalents                                               $      392,860      $      157,732
    Accounts receivable - net of allowance for doubtful accounts
     of $6,500 ($5,000 July 31, 1997)                                                6,149               6,798
    Marketable securities - available for sale                                   2,498,945           1,903,130
    Prepaid expenses and other assets                                              169,853             162,153
                                                                            ---------------     ----------------
        Total current assets                                                     3,067,807           2,229,813

Fixed assets                                                                       232,838             249,319
Software development costs                                                               0             222,561
Other assets                                                                       191,734             175,009
                                                                            ---------------     ----------------
        Total assets                                                        $    3,492,379      $    2,876,702


LIABILITIES
Current liabilities:
    Accounts payable                                                       $       234,422      $      160,012
    Loan payable                                                                    27,180              27,180
    Capital lease obligation                                                        10,364               7,875
    Purchase agreement                                                              85,000              70,000
    Accrued expenses                                                               115,618              90,749
    Due to stockholder                                                              60,000                   0
                                                                           ----------------     ----------------
        Total current liabilities                                                  532,584             355,816
                                                                           ----------------     ----------------



STOCKHOLDERS' EQUITY
Common stock:
    Class A - par value $.01 per share, 40,000,000 shares authorized,
     one vote per share; 4,720,419 shares issued and outstanding                    47,204              47,204
    Class B - par value $.001 per share, 2,000,000 shares authorized, six votes per share; 1,372,566 shares issued and outstanding,
     including 781,244 shares held in escrow                                         1,433               1,433
    Class E-1 - par value $.01 per share 2,000,000 shares authorized, one vote per share; 1,432,137 shares issued and to be issued
     redemption value $.0001 per share                                              14,321              14,321
    Class E-2 - par value $.01 per share 2,000,000 shares authorized, one vote per share; 1,432,137 shares issued and to be issued
     redemption value $.0001 per share                                              14,321              14,321
Additional paid-in capital                                                      14,175,808          14,203,799
(Deficit) accumulated during development stage                                 (11,302,220)        (11,763,896)
Unrealized gain on marketable securities                                             8,928               3,704
                                                                           ----------------     ----------------
        Total stockholder's equity                                               2,959,795           2,520,886
                                                                           ----------------     ----------------

        Total liabilities and stockholders' equity                         $     3,492,379      $    2,876,702
                                                                           ----------------     ----------------

     Attention is directed to the accompanying notes to financial statments






INFOSAFE SYSTEMS, INC. AND SUBSIDIARY
(a development stage company)

Consolidated Statements of Operations
(Unaudited)

                              For the Three Months              Period From
                                Ended October 31,            November 18, 1991
                          -----------------------------     (inception) through
                               1996            1997          October 31, 1997
                          -----------------------------     -------------------
Revenue:

   License Fees                                             $      350,000

   Other                  $    11,678      $     3,150             262,313
                          ------------     ------------     -------------------
      Total                    11,678            3,150             612,313
                          ------------     ------------     -------------------

Expenses:

   Cost of revenue             14,641            2,308             247,707

   Operating expenses         505,590          504,152          10,880,982

   Write-down of assets        30,000                0             977,356
                          ------------     ------------     -------------------
      Total                   550,231          506,460          12,106,045
                          ------------     ------------     -------------------
Operating (loss)             (538,553)        (503,310)        (11,493,732)

Interest and investment
 income                        14,857           41,887             527,510

Settlement expense                                                (394,828)

Minority interest                                                    1,000

Interest expense                 (504)            (253)           (395,446)
                          ------------     ------------     ------------------
Net (loss)                $  (524,200)     $  (461,676)     $  (11,755,496)
                          ------------     ------------     ------------------
Net (loss) per common
 share                    $     (0.15)     $     (0.09)
                          ------------     ------------
Weighted average number
 of common shares           3,468,614        5,311,741
                          ------------     ------------


   Attention is directed to the accompanying notes to finincial statements





                     INFOSAFE SYSTEMS, INC. AND SUBSIDIARY
                        (a development  stage company)

                Consolidated Condensed Statements of Cash Flows
                                 (Unaudited)

                                                      For the Three Months               Period From
                                                        Ended October 31,             November 18, 1991
                                                 -------------------------------     (inception) through
                                                      1996              1997          October 31, 1997
                                                 -------------------------------     -------------------
Cash flows from operating activities:
    Net (loss)                                  $    (524,200)     $   (461,676)     $   (11,755,496)
    Adjustments to reconcile net (loss) to
     net cash (used in) operating activities:
        Write-down of assets                           30,000                 0              977,356
        Other net cash provided by (used in)
         operating activities                         124,676           (86,226)           1,398,809
                                                --------------     -------------     -------------------
            Net cash (used in) operating
             activities                              (369,524)         (547,902)          (9,379,331)
                                                --------------     -------------     -------------------

Cash flows from investing activities:
    Purchases of marketable securities               (339,238)         (499,726)         (15,804,276)
    Sales of marketable securities                    690,186         1,090,317           13,904,850
    Other investing activities                         10,650          (260,328)          (1,845,884)
                                                --------------     -------------     -------------------
            Net cash provided by (used in)
             investing activities                     361,598           330,263           (3,745,310)
                                                --------------     -------------     -------------------

Cash flows from financing activities:
    Proceeds from issuance of common stock                                                16,075,260
    Costs in connection with sale of
     common stock                                                                         (2,912,671)
    Payment of purchase agreement                                       (15,000)            (157,840)
    Exercise of warrants and options                   60,000                                424,895
    Proceeds from bridge loan                                                              1,500,000
    Payment of bridge loan                                                                (1,500,000)
    Payment of deferred financing costs                                                     (224,919)
    Other financing activities                        (17,238)           (2,489)              77,648
                                                --------------     -------------     -------------------
            Net cash provided by (used in)
             financing activities                      42,762           (17,489)          13,282,373
                                                --------------     -------------     -------------------

Net increase (decrease) in cash and cash
 equivalents                                           34,836          (235,128)             157,732

Cash and cash equivalents, beginning
 of period                                             50,466           392,860
                                                --------------     -------------     -------------------

Cash and cash equivalents, end of period        $      85,302      $    157,732      $       157,732
                                                --------------     -------------     -------------------



    Attention is directed to the accompanying notes to financial statements






                         NOTES TO FINANCIAL STATEMENTS
                                 (Unaudited)

(Note A)   Basis of Presentation and the Company:

     (1) Basis of presentation:

     The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 3 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three-month period ended
October 31, 1997 and for the period from November 18, 1991 (inception) to October 31, 1997 are not necessarily indicative of the results that may be expected for the year ending July 31, 1998.

     The consolidated balance sheet at July 31, 1997 has been derived from the audited consolidated financial statements at that date but does not include all the footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the audited financial statements and footnotes thereto included in the Form 10-KSB for the Company's fiscal year ended July 31, 1997.

     (2) Organization and business:

     Infosafe Systems, Inc. (the "Company") is a development stage company engaged in the design, development and marketing of systems for securing, controlling, metering and auditing electronic products, documents and programs for use in stand-alone applications, corporate networks and open networks such as the Internet. The Company has developed the AInfosafe7 System@ which meters the usage of information and can release information on a "pay per use" basis. The Company initially developed a hardware-based distribution system and is currently developing software-based distribution systems utilizing this technology.

(Note B) - Summary of Significant Accounting Policies:

     Net loss per share of common shares is based on the weighted average number of shares outstanding during the period excluding Class B shares in escrow and all Class E-1 and Class E-2 shares.


Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

     Except for the description of historical facts contained herein, this Form 10-QSB contains certain forward-looking statements within the meaning of the Asafe harbor@ provisions of the Private Securities Litigation Reform Act of 1995 concerning applications of the Company's technologies and the Company's proposed products and future prospects, that involve risks and uncertainties, including the possibility that the Company will (i) be unable to commercialize products based on its technology, or (ii) that it will ever achieve profitable operations, as detailed herein under AItem 2. Management's Discussion and Analysis of Financial Condition and Results of Operations@ and from time to time in the Company's filings with Securities and Exchange Commission and elsewhere. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties which could cause actual results to differ materially from those described in the forward-looking statements. The Company's actual results could differ materially from those discussed herein.

Overview

     The Company is a development stage company engaged in the design, development and marketing of systems for securing, controlling, metering and auditing electronic products, documents and programs, for use in stand-alone applications, corporate networks and open networks such as the Internet. From November 18, 1991 (inception) to October 31, 1997, the Company recognized revenues of approximately $612,000, and had an accumulated deficit of approximately $11.8 million. The Company has continued to operate at a deficit since inception and expects to continue to operate at a deficit until such time, if ever, as operations generate sufficient revenues to cover costs. The Company ability to generate revenues and operate profitably, and continue as a going concern, is dependent on its ability to launch and market the new product lines developed by its majority-owned subsidiary Internet Commerce Corporation (ICC), as well as its ability to commercialize the advanced imaging applications licensed from Visus Technologies Inc. The likelihood of the success of the Company must be considered in light of the difficulties and risks inherent in a new business. There can be no assurance that revenues will increase significantly in the future or that the Company will ever achieve profitable operations.

     In February and March, 1997, the Company realized net proceeds of approximately $4,165,000 from gross proceeds of $5,050,000 raised in a private placement (the "1997 Private Placement") of 1,603,200 IPO Units. Each IPO unit consists of one share of Class A Common Stock, 1.1172 redeemable Class A Warrants and 1.1172 redeemable Class B Warrants. As a result of the sale of the securities in the 1997 Private Placement, pursuant to the anti-dilution provisions contained in the Class A Warrants and the Class B Warrants, the purchase price to be paid upon exercise of each Class A Warrant and Class B Warrant of the Company by the holder of such warrants has been adjusted from $6.50 to $5.82 for the Class A Warrants and from $8.75 to $7.83 for the Class B Warrants. Further, as a result of the 1997 Private Placement, an additional 0.11721 Class A Warrants were issued for each outstanding Class A Warrant and an additional 0.11721 Class B Warrants were issued for each outstanding Class B Warrant. Accordingly, an aggregate of an additional 494,623 Class A Warrants and 396,830 Class B Warrants were issued by the Company to holders of outstanding Class A Warrants and Class B Warrants respectively, resulting in an aggregate of 4,714,718 Class A Warrants and 3,782,550 Class B Warrants outstanding. Additionally, the Company has extended the expiration date of the Class A Warrants and the Class B Warrants to February 18, 2002.

     The Company has incurred substantial losses since inception and anticipates losses to continue through the fiscal year ending July 31, 1998 ("Fiscal 1998") as the Company attempts to seek commercial markets for its products and attempts to develop new applications for its technology. The net proceeds of the 1997 Private Placement were partially used to form and purchase a majority interest in ICC and to license Visus' technology, and is being used for the development and marketing of the new product lines. Although management believes that the Company will develop and market the new line of Electronic Commerce (EC) and advanced imaging products and services, there can be no assurance that it will be able to do so or that its present resources or access to additional financing will be adequate, if available at all, to achieve these objectives or to continue as a going concern.


Results of Operations

Three Months Ended October 31, 1997 Compared with Three Months Ended October 31, 1996.

     Revenues were approximately $3,000 and $12,000, respectively, for the three months ended October 31, 1997 (the "1997 Three Months@), and for the three months ended October 31, 1996 (the "1996 Three Months@).
The 1997 Three Months revenues were generated from ICC consulting.
The 1996 Three Months revenues were generated from Design Pallet which is no longer supported by the Company.

     Operating expenses were approximately $504,000 for the 1997 Three Months and approximately $506,000 for the 1996 Three Months. Administrative expenses increased approximately $77,000 and Technical expenses increased approximately $144,000 from the comparable period a year ago, but were offset by the capitalization of software development costs of approximately $223,000 not present in the prior year period.

     For the 1996 Three months, assets held for lease were written down by $30,000.

     The Company had income from investments of approximately $42,000 for the 1997 Three Months and approximately $15,000 in the 1996 Three
Months. The increase is due to an increase in average balances of investment securities for the period.

     Interest expense was approximately $400 in the 1997 Three Months and approximately $500 in the 1996 Three Months. Interest expense is attributed to the financing of capital assets.

     The net loss for the 1997 Three Months was $461,676 compared to $524,200 for the 1996 Three Months. Management believes that losses will continue through fiscal 1998 as the Company is still in the development stage and is in the process of commercializing and marketing new products.

Liquidity and Capital Resources

     The Company has incurred substantial losses since inception. Although no assurance can be given, the Company anticipates that revenues may be generated commencing with the fiscal quarter ending April 30, 1998, although as a result of increased expenses associated with any such revenues, losses may increase, or the decrease in losses realized in fiscal 1998 compared to fiscal 1997 may not be similarly realized in fiscal 1998 compared to fiscal 1997.
At October 31, 1997, the Company had working capital of approximately
$1.9 million. The Company has financed its operations through private placements during fiscal 1994, its initial public offering during fiscal 1995 (the "IPO") and a private placement in March 1997. The
Company anticipates losses through fiscal 1998 as the Company attempts to market its products and develop new applications for its technologies. The Company does not have sufficient financial resources to continue its operations beyond fiscal 1998 without obtaining additional financing. There can be no assurance that the Company will be able to obtain the necessary financing or to generate sufficient revenue to continue its operations and continue as a going concern. Any additional equity financing would be dilutive to stockholders, and debt financing, if available, may contain covenants that might restrict the Company's ability to implement its current objectives.

     The Company has a net operating loss carryforward of approximately $10.4 million to offset future taxable income for federal tax purposes. The utilization of the loss carryforward to reduce future income taxes will depend on the Company's ability to generate sufficient taxable income prior to the expiration of the net operating loss carryforwards. The carryforward expires from 2007 to 2012. The Internal Revenue Code of 1986, as amended, contain provisions which limit the use of available net operating loss carryforwards in any given year should significant changes (greater than 50%) in ownership interests occur. Due to the IPO, the net operating loss carryover of approximately $1,900,000 incurred prior to the IPO will be subject to an annual limitation of approximately $400,000 until that portion of the net operating loss is utilized or expires.





PART II.  OTHER INFORMATION


Item 5:  Other Information

On September 18, 1997, Stanley Bielak was appointed to the Company's Board of Directors to fill the vacancy created by the resignation of Thomas H. Lipscomb.


Item 6:  Exhibits and Reports on Form 8-K

(a)  Exhibit(s).

     Number      Description                      Method of Filing
     ------      ---------------------------      ------------------------
     10.17       Lease for Executive Offices      Filed with this Document

     27          Financial Data Schedule          Filed with this Document


(b) Reports on Form 8-K

There were no reports on Form 8-K filed for the quarter ending October
31, 1997.






                             SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   INFOSAFE SYSTEMS, INC.


Dated: December 12, 1997           By:_/s/_Arthur R. Medici_________________
                                      Arthur R. Medici, President, Chief
                                      Executive Officer, Director (Principal
                                      Executive Officer)

                                   By:_/s/_Alan N. Alpern___________________
                                      Alan N. Alpern, Chief Financial
                                      Officer (Principal Financial Officer)

                                   By:_/s/_Walter M. Psztur_________________
                                      Walter M. Psztur, Controller and
                                      Secretary (Principal Accounting
                                      Officer)