Form 10QSB
period 1998-01-31
INFOSAFE SYSTEMS INC
filed 1998-03-16
CIK 894738

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                FORM 10-QSB
                               _____________


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended January 31, 1998

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934



                          Commission File No. 1-25362


                             INFOSAFE SYSTEMS, INC.
        (Exact Name of Small Business Issueras Specified in Its Charter)


         Delaware                                        13-3645702
-------------------------------                    ----------------------
(State or Other Jurisdiction of                       (I.R.S. Employer
 Incorporation or organization)                    Identification Number)


                               805 Third Avenue
                                  Ninth Floor
                              New York, NY  10022
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

     Class                                   Outstanding at December 22, 1997:
     ------------------------------------    ---------------------------------
     Class A Common Stock, $.01 par value               4,720,419 shares

     Class B Common Stock, $.01 par value               1,372,566 shares



                 Traditional Small Business Disclosure Format

                        Yes__X__                 No_____






                            INDEX TO FORM 10-QSB


                                                                     PAGE
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Consolidated Balance Sheets as of July 31, 1997 and
  January 31, 1998  (Unaudited)........................................ 3

Consolidated Statements of Operations for the Three Months
  ended January 31, 1997 and January 31, 1998 (Unaudited)
  and for the period November 18, 1991 (Inception) through
  January 31, 1998  (Unaudited).........................................4

Consolidated Condensed Statements of Cash Flows for the
  Three Months ended January 31, 1997 and January 31, 1998
  (Unaudited) and for the period November 18, 1991
  (Inception) to January 31, 1998 (Unaudited)...........................5

Notes to Financial Statements.........................................6-7

Item 2.  Management's Discussion and Analysis of Financial
  Condition and Results of Operations................................7-10


PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K..............................10


SIGNATURES.............................................................11







                   INFOSAFE SYSTEMS, INC. AND SUBSIDIARY
                       (a development stage company)

                        CONSOLIDATED BALANCE SHEETS

                                                                             July 31, 1997      January 31, 1998
                                                                            ---------------     ----------------
                                                                               (Audited)          (Unaudited)
ASSETS
Current assets
    Cash and cash equivalents                                               $      392,860      $       16,262
    Accounts receivable - net of allowance for doubtful accounts
     of $8,000 at January 31, 1998 ($5,000 July 31, 1997)                            6,149               8,448
    Marketable securities - available for sale                                   2,498,945           1,198,753
    Prepaid expenses and other assets                                              169,853             135,942
                                                                            ---------------     ----------------
        Total current assets                                                     3,067,807           1,359,405

Fixed assets                                                                       232,838             289,496
Software development costs                                                               0             614,152
Other assets                                                                       191,734             175,009
                                                                            ---------------     ----------------
        Total assets                                                        $    3,492,379      $    2,428,062


LIABILITIES
Current liabilities:
    Accounts payable                                                       $       234,422      $      139,619
    Loan payable                                                                    27,180                   0
    Capital lease obligation                                                        10,364               5,319
    Purchase agreement                                                              85,000              55,000
    Accrued expenses                                                               115,618             105,552
    Due to stockholder                                                              60,000                   0
                                                                           ----------------     ----------------
        Total current liabilities                                                  532,584             305,490
                                                                           ----------------     ----------------



STOCKHOLDERS' EQUITY
Common stock:
    Class A - par value $.01 per share, 40,000,000 shares authorized,
     one vote per share; 4,720,419 shares issued and outstanding                    47,204              47,204
    Class B - par value $.001 per share, 2,000,000 shares authorized, six votes per share; 1,372,566 shares issued and outstanding,
     including 781,244 shares held in escrow                                         1,433               1,433
    Class E-1 - par value $.01 per share 2,000,000 shares authorized, one vote per share; 1,432,137 shares issued and to be issued
     redemption value $.0001 per share                                              14,321              14,321
    Class E-2 - par value $.01 per share 2,000,000 shares authorized, one vote per share; 1,432,137 shares issued and to be issued
     redemption value $.0001 per share                                              14,321              14,321
Additional paid-in capital                                                      14,175,808          14,231,791
(Deficit) accumulated during development stage                                 (11,302,220)        (12,181,583)
Unrealized gain on marketable securities                                             8,928               5,085
                                                                           ----------------     ----------------
        Total stockholders' equity                                               2,959,795           2,132,572
                                                                           ----------------     ----------------

        Total liabilities and stockholders' equity                         $     3,492,379      $    2,438,062
                                                                           ----------------     ----------------

     Attention is directed to the accompanying notes to financial statments






                      INFOSAFE SYSTEMS, INC. AND SUBSIDIARY
                          (a development stage company)

                      Consolidated Statements of Operations
                                   (Unaudited)


                              For the Three Months                For the Six Months              Period From
                                Ended October 31,                  Ended January 31,           November 18, 1991
                          -----------------------------     -----------------------------     (inception) through
                               1996            1997              1997            1998            January 31, 1997
                          -----------------------------     -----------------------------     -------------------
Revenue:

   License Fees                                                                                   $     350,000

   Other                  $     5,045     $      5,649      $    16,723     $      8,799                267,962
                          ------------     ------------     ------------    -------------     -------------------

      Total                     5,045            5,649           16,723            8,799                617,962
                          ------------     ------------     ------------    -------------     -------------------

Expenses:

   Cost of revenue             11,531            4,057           26,172            6,365                251,764

   Operating expenses         547,140          445,207        1,052,730          949,359             11,326,189

   Write-down of assets        30,000                0           60,000                0                977,356
                          ------------     ------------     ------------    -------------     -------------------

      Total                   588,671          449,264        1,138,902          955,724             12,555,309
                          ------------     ------------     ------------    -------------     -------------------

Operating (loss)             (583,626)        (443,615)      (1,122,179)        (946,925)           (11,937,347)

Interest and investment
 income                         6,689           26,115           21,546           68,002                553,625

Settlement expense                  0                0                0                0               (394,828)

Minority interest                   0                0                0                0                  1,000

Interest expense                 (442)            (187)            (946)            (440)              (395,633)
                          ------------     ------------     ------------    -------------     -------------------

Net (loss)                $  (577,379)     $  (417,687)     $(1,101,579)    $   (879,363)        $  (11,755,496)
                          ------------     ------------     ------------    -------------     -------------------

Net (loss) per common
 share                    $     (0.16)     $     (0.08)     $     (0.31)    $      (0.17)
                          ------------     ------------     ------------    -------------

Weighted average number
 of common shares           3,545,582        5,311,741        3,545,582        5,311,741
                          ------------     ------------     ------------    -------------

   Attention is directed to the accompanying notes to finincial statements





                     INFOSAFE SYSTEMS, INC. AND SUBSIDIARY
                        (a development  stage company)

                Consolidated Condensed Statements of Cash Flows
                                 (Unaudited)

                                                       For the Six Months                Period From
                                                        Ended January 31,             November 18, 1991
                                                 -------------------------------     (inception) through
                                                      1996              1997          Janurary 31,1998
                                                 -------------------------------     -------------------
Cash flows from operating activities:
    Net (loss)                                  $  (1,101,579)     $   (879,363)     $   (12,173,183)
    Adjustments to reconcile net (loss) to
     net cash (used in) operating activities:
        Write-down of assets                           60,000                 0              977,356
        Other net cash provided by (used in)
         operating activities                         139,305           (33,123)           1,451,912
                                                --------------     -------------     -------------------
            Net cash (used in) operating
             activities                              (902,274)         (912,486)          (9,743,915)
                                                --------------     -------------     -------------------

Cash flows from investing activities:
    Purchases of marketable securities               (339,238)         (499,726)         (15,804,276)
    Sales of marketable securities                  1,241,864         1,796,075           14,610,608
    Other investing activities                         10,650          (713,236)          (2,298,792)
                                                --------------     -------------     -------------------
            Net cash provided by (used in)
             investing activities                     913,276           583,113           (3,492,460)
                                                --------------     -------------     -------------------

Cash flows from financing activities:
    Proceeds from issuance of common stock                                                16,075,260
    Costs in connection with sale of
     common stock                                                                         (2,912,671)
    Payment of purchase agreement                                       (15,000)            (157,840)
    Exercise of warrants and options                   60,000                                424,895
    Proceeds from bridge loan                                                              1,500,000
    Payment of bridge loan                                                                (1,500,000)
    Payment of deferred financing costs                                                     (224,919)
    Other financing activities                        (19,538)          (32,225)              47,912
                                                --------------     -------------     -------------------
            Net cash provided by (used in)
             financing activities                      40,462           (47,225)          13,252,637
                                                --------------     -------------     -------------------

Net increase (decrease) in cash and cash
 equivalents                                           51,464          (376,598)              16,262

Cash and cash equivalents, beginning
 of period                                             50,466           392,860
                                                --------------     -------------     -------------------

Cash and cash equivalents, end of period        $     101,930      $     16,262      $        16,262
                                                --------------     -------------     -------------------



    Attention is directed to the accompanying notes to financial statements






                 NOTES TO FINANCIAL STATEMENTS
                          (Unaudited)


(Note A)   Basis of Presentation and the Company:


     (1) Basis of presentation:

     The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 3 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three-month and six-month periods ended January 31, 1998 and for the period from November 18, 1991 (inception) to January 31, 1998 are not necessarily indicative of the results that may be expected for the year ending July 31, 1998.

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


     (2) Organization and business:

Infosafe Systems, Inc. (the "Company") is a development stage company engaged in the design, development and marketing of systems for securing, controlling, metering and auditing electronic products, documents and programs for use in stand-alone applications, corporate networks and open networks particularly the Internet.



(Note B) - Summary of Significant Accounting Policies:


     (1) Loss per share of common stock:

     The Company adopted Statement of Financial Accounting Standards No. 128 "SFAS No. 128". Net loss per share of common shares is based on the weighted average number of shares outstanding during the period excluding Class B shares in escrow and all Class E-1 and Class E-2 shares. The adoption of SFAS No. 128 which requires a retroactive adjustment to the Company's financial statement, did not have a material effect.


     (2) Capitalized software development costs:

     The Company's evaluation of software development costs are based on cost and projections of future operating results.
Management believes these projections are reasonable, however actual future operating results may differ.





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


Overview

     The Company is a development stage company engaged in the design, development and marketing of systems for securing, controlling, metering and auditing electronic products, documents and programs, for use in stand-alone applications, corporate networks and open networks particularly the Internet. From
November 18, 1991 (inception) to January 31, 1998, the Company recognized revenues of approximately $618,000, and had an accumulated deficit of approximately $12.2 million. The Company has continued to operate at a deficit since inception and expects to continue to operate at a deficit until such time, if ever, as operations generate sufficient revenues to cover costs. The Company's ability to generate revenues and operate profitably, and continue as a going concern, is dependent on its ability to market the CommerceSense(TM) System developed by its majority-owned subsidiary Internet Commerce Corporation (ICC). During the second quarter of 1998, ICC continued beta testing the CommerceSense System, a new Internet-based Electronic Commerce/Electronic Data Interchange (EC/EDI) service for corporations and their trading partners. Subsequent to that beta test phase's completion, ICC launched CommerceSense on March 5, 1998 and entered into agreements with its first four CommerceSense customers ("hub" companies), three of which are Fortune 1000 companies. The likelihood of the success of the Company must be considered in light of the difficulties and risks inherent in a new business. There can be no assurance that revenues will increase significantly in the future or that the Company will ever achieve profitable operations.

     The Company has incurred substantial losses since inception and anticipates losses to continue through the fiscal year ending July 31, 1998 ("Fiscal 1998") as the Company attempts to expand commercial markets for CommerceSense. The net proceeds of the 1997 Private Placement were partially used to form and purchase a majority interest in ICC and to license Visus' technology, and are being used for the development and marketing of the new product lines. Although management believes that the Company will develop and market the new line of Electronic
Commerce (EC), there can be no assurance that it will be able to do so or that its present resources or access to additional financing will be adequate, if available at all, to achieve these objectives or to continue as a going concern.




Results of Operations


Three Months Ended January 31, 1998 Compared with Three Months
Ended January 31, 1997.

     Revenues were approximately $6,000 and $5,000, respectively, for the three months ended January 31, 1998 (the "1998 Three Months?), and for the three months ended January 31, 1997 (the "1997 Three Months?). The 1998 revenues were generated from ICC consulting and Infosafe Imaging.

     Operating expenses were approximately $445,000 for the 1998 Three Months and approximately $547,000 for the 1997 Three Months. General and administrative expenses increased approximately $65,000 and technical expenses increased approximately $224,000 from the comparable period a year ago, but were offset by the capitalization of software development costs of approximately $391,000 not present in the prior year's period. For the 1997 Three months, assets held for lease were written down by $30,000.

     The Company had income from investments of approximately $26,000 for the 1998 Three Months and approximately $7,000 for the 1997 Three Months. The increase was due to an increase in average balances of the Company's investment securities for the period.

     Interest expense was approximately $200 in the 1998 Three
Months and approximately $400 in the 1997 Three Months. Interest expense is attributed to the financing of capital assets.

     The net loss for the 1998 Three Months was $418,000 compared to $577,000 for the 1997 Three Months. Management believes that losses will continue through fiscal 1998 as the Company is still in the development stage and is in the process of commercializing and marketing new products.


Six Months Ended January 31, 1998 Compared with Six Months Ended
January 31, 1997.

     Revenues were approximately $9,000 and $17,000, respectively, for the six months ended January 31, 1998 (the
"1998 Six Months"), and for the three months ended January 31, 1997 (the "1997 Six Months"). The 1998 revenues were generated from ICC consulting and Infosafe Imaging.

     Operating expenses were approximately $949,000 for the 1998 Six Months and approximately $1,053,000 for the 1997 Six Months. General and administrative expenses increased approximately $142,000 and technical expenses increased approximately $368,000 from the comparable period a year ago, but were offset by the capitalization of software development costs of approximately $614,000 not present in the prior year period. For the 1997 Six months, assets held for lease were written down by $60,000.

     The Company had income from investments of approximately $68,000 for the 1998 Six Months and approximately $22,000 for the 1997 Six Months. The increase was due to an increase in average balances of the Company's investment securities for the period.

     Interest expense was approximately $400 in the 1998 Six
Months and approximately $1,000 in the 1997 Six Months. Interest expense is attributed to the financing of capital assets.

     The net loss for the 1998 Six Months was $879,000 compared to $1,102,000 for the 1997 Six Months. Management believes that losses will continue through fiscal 1998 as the Company is still in the development stage and is in the process of commercializing and marketing new products.


Liquidity and Capital Resources

     The Company has incurred substantial losses since inception. Although no assurance can be given, the Company anticipates that revenues may be generated commencing with the fiscal quarter ending April 30, 1998, although as a result of increased expenses associated with any such revenues, losses may increase, or the decrease in losses realized in fiscal 1998 compared to fiscal
1997 may not be similarly realized in fiscal 1998 compared to fiscal 1997. At January 31, 1998, the Company had working capital of approximately $1.1 million. The Company has financed its operations through private placements during fiscal 1994, its initial public offering during fiscal 1995 (the "IPO") and a private placement in March 1997. The Company anticipates losses through fiscal 1998 as the Company attempts to market its products and develop new applications for its technologies. The Company does not have sufficient financial resources to continue its operations at present levels through fiscal 1998, without obtaining additional financing. There can be no assurance that the Company will be able to obtain the necessary financing or to generate sufficient revenue to continue its operations and continue as a going concern. Any additional equity financing will be dilutive to stockholders, and debt financing, if available, may contain covenants that might restrict the Company's ability to implement its current objectives.

     The Company has a net operating loss carryforward of approximately $10.8 million to offset any future taxable income for federal tax purposes. The utilization of the loss carryforward to reduce any such future income taxes will depend on the Company's ability to generate sufficient taxable income prior to the expiration of the net operating loss carryforwards. The c arryforward expires from 2007 to 2012. The Internal Revenue Code of 1986, as amended, generally contains provisions which limit the use of available net operating loss carryforwards in any given year should significant changes (greater than 50%) in ownership interests occur. Due to the IPO, the net operating loss carryover of approximately $1,900,000 incurred prior to the IPO will be subject to an annual limitation of approximately $400,000 until that portion of the net operating loss is utilized or expires.



PART II.  OTHER INFORMATION


Item 6:  Exhibits and Reports on Form 8-K


(a) Exhibit(s).

Number     Description                    Method of Filing
------     --------------------------     ---------------------------
  27       Financial Data Schedule        Filed with this Form 10-QSB


(b) Reports on Form 8-K


There were no reports on Form 8-K filed for the quarter ended
January 31, 1998.







                         SIGNATURES

          In accordance with the requirements of the Securities
Exchange Act of 1934 as amended, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   INFOSAFE SYSTEMS, INC.


Dated: March 16, 1998              By:  /s/ Arthur R. Medici
                                        --------------------------------------
                                        Arthur R. Medici, President, Chief
                                         Executive Officer and Director

                                   By:  /s/ Alan N. Alpern
                                        --------------------------------------
                                        Alan N. Alpern, Chief Financial
                                         Officer (Principal Financial Officer)

                                   By:  /s/ Walter M. Psztur
                                        --------------------------------------
                                        Walter M. Psztur, Controller and
                                         Secretary (Principal Accounting
                                         Officer)