Form 10QSB
period 1998-04-30
INFOSAFE SYSTEMS INC
filed 1998-06-15
CIK 894738

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                FORM 10-QSB
                               _____________


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended April 30, 1998

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


                     Yes__X__               No_____

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

     Class                                      Outstanding at March 31, 1998:
     -------------------------------------    ----------------------------------
     Class A Common Stock, $.01 par value             4,720,419 shares

     Class B Common Stock, $.001 par value            1,372,566 shares



                 Traditional Small Business Disclosure Format

                        Yes__X__                 No_____






                            INDEX TO FORM 10-QSB


                                                                     PAGE
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Consolidated Balance Sheets as of July 31, 1997 and
  April 30, 1998  (Unaudited)........................................ 3

Consolidated Statements of Operations for the Three Months and
  Nine Months ended April 30, 1997 and April 30, 1998 (Unaudited)
  and for the period November 18, 1991 (Inception) through
  April 30, 1998  (Unaudited).........................................4

Consolidated Condensed Statements of Cash Flows for the
  Nine Months ended April 30, 1997 and April 30, 1998
  (Unaudited) and for the period November 18, 1991
  (Inception) to April 30, 1998 (Unaudited)...........................5

Notes to Financial Statements.........................................6-7

Item 2.  Management's Discussion and Analysis of Financial
  Condition and Results of Operations................................7-10


PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K..............................11


SIGNATURES.............................................................11







                   INFOSAFE SYSTEMS, INC. AND SUBSIDIARY
                       (a development stage company)

                        CONSOLIDATED BALANCE SHEETS

                                                                             July 31, 1997       April 30, 1998
                                                                            ---------------     ----------------
                                                                                (Audited)          (Unaudited)
ASSETS
Current assets
    Cash and cash equivalents                                               $      392,860      $       65,667
    Accounts receivable - net of allowance for doubtful accounts
     of $9,500 at April 30, 1998 ($5,000 July 31, 1997)                              6,149               2,706
    Marketable securities - available for sale                                   2,498,945             330,766
    Prepaid expenses and other assets                                              169,853             123,726
                                                                            ---------------     ----------------
        Total current assets                                                     3,067,807             522,865

Fixed assets                                                                       232,838             586,666
Software development costs                                                               0             714,373
Other assets                                                                       191,734              11,585
                                                                            ---------------     ----------------
        Total assets                                                        $    3,492,379      $    1,835,489


LIABILITIES
Current liabilities:
    Accounts payable                                                       $       234,422      $      158,031
    Loan payable                                                                    27,180                   0
    Capital lease obligation                                                        10,364              82,848
    Purchase agreement                                                              85,000                   0
    Accrued expenses                                                               115,618             296,141
    Due to stockholder                                                              60,000                   0
                                                                           ----------------     ----------------
        Total current liabilities                                                  532,584             537,020
                                                                           ----------------     ----------------

Capital lease obligation - less current portion                                                        219,357

                                                                           ----------------     ----------------
        Total liabilities                                                  $       532,584      $      756,377
                                                                           ----------------     ----------------


STOCKHOLDERS' EQUITY
Common stock:
    Class A - par value $.01 per share, 40,000,000 shares authorized,
     one vote per share; 4,720,419 shares issued and outstanding                    47,204              47,204
    Class B - par value $.001 per share, 2,000,000 shares authorized, six votes per share; 1,372,566 shares issued and outstanding,
     including 781,244 shares held in escrow                                         1,433               1,433
    Class E-1 - par value $.01 per share 2,000,000 shares authorized, one vote per share; 1,432,137 shares issued and to be issued
     redemption value $.0001 per share                                              14,321              14,321
    Class E-2 - par value $.01 per share 2,000,000 shares authorized, one vote per share; 1,432,137 shares issued and to be issued
     redemption value $.0001 per share                                              14,321              14,321
Additional paid-in capital                                                      14,175,808          14,259,785
(Deficit) accumulated during development stage                                 (11,302,220)        (13,259,295)
Unrealized gain on marketable securities                                             8,928               1,343
                                                                           ----------------     ----------------
        Total stockholders' equity                                               2,959,795           1,079,112
                                                                           ----------------     ----------------

        Total liabilities and stockholders' equity                         $     3,492,379      $    1,835,489
                                                                           ----------------     ----------------

     Attention is directed to the accompanying notes to financial statments






                      INFOSAFE SYSTEMS, INC. AND SUBSIDIARY
                          (a development stage company)

                      Consolidated Statements of Operations
                                   (Unaudited)


                              For the Three Months               For the Nine Months              Period From
                                Ended April 30,                    Ended April 30,             November 18, 1991
                          -----------------------------     -----------------------------     (inception) through
                               1996            1997              1997            1998            April 30, 1998
                          -----------------------------     -----------------------------     -------------------
Revenue:

   License Fees                                                                                   $     350,000

   Other                  $       600     $      2,058      $    17,323     $     10,857                270,020
                          ------------     ------------     ------------    -------------     -------------------

      Total                       600            2,058           17,323           10,857                620,020
                          ------------     ------------     ------------    -------------     -------------------

Expenses:

   Cost of revenue             10,642           23,323           36,814           29,688                275,087

   Operating expenses         698,065          877,797        1,750,795        1,827,156             12,134,679

   Write-down of assets       281,836          183,750          341,836          183,750                977,356
                          ------------     ------------     ------------    -------------     -------------------

      Total                   990,543        1,084,870        2,129,445        2,040,594             13,387,122
                          ------------     ------------     ------------    -------------     -------------------

Operating (loss)             (989,943)      (1,082,812)      (2,112,122)      (2,029,737)           (12,767,102)

Interest and investment
 income                        29,368           13,933           50,914           81,935                567,558

Settlement expense                  0                0                0                0               (394,828)

Minority interest                   0                0                0                0                  1,000

Interest expense                 (382)          (8,833)          (1,328)          (9,273)              (404,466)
                          ------------     ------------     ------------    -------------     -------------------

Net (loss)                $  (960,957)     $(1,077,712)     $(2,062,536)    $ (1,957,075)        $  (12,997,838)
                          ------------     ------------     ------------    -------------     -------------------

Net (loss) per common
 share                    $     (0.21)     $     (0.20)     $     (0.53)    $      (0.37)
                          ------------     ------------     ------------    -------------

Weighted average number
 of common shares           4,517,559        5,311,741        3,877,881        5,311,741
                          ------------     ------------     ------------    -------------

   Attention is directed to the accompanying notes to financial statements





                     INFOSAFE SYSTEMS, INC. AND SUBSIDIARY
                        (a development  stage company)

                Consolidated Condensed Statements of Cash Flows
                                 (Unaudited)

                                                       For the Nine Months               Period From
                                                         Ended April 30,             November 18, 1991
                                                 -------------------------------     (inception) through
                                                      1996              1997           April 30, 1998
                                                 -------------------------------     -------------------
Cash flows from operating activities:
    Net (loss)                                  $  (2,062,536)     $ (1,957,075)     $   (13,250,895)
    Adjustments to reconcile net (loss) to
     net cash (used in) operating activities:
        Write-down of assets                          341,836           183,750            1,161,106
        Other net cash provided by (used in)
         operating activities                          78,396           238,385            1,723,420
                                                --------------     -------------     -------------------
            Net cash (used in) operating
             activities                            (1,642,304)       (1,534,940)         (10,366,369)
                                                --------------     -------------     -------------------

Cash flows from investing activities:
    Purchases of marketable securities               (339,238)         (499,726)         (15,804,276)
    Sales of marketable securities                  1,241,864         2,664,836           15,479,369
    Capitalization of software development
     costs                                                             (714,373)            (921,188)
    Other investing activities                         (2,215)         (437,651)          (1,816,392)
                                                --------------     -------------     -------------------
            Net cash provided by (used in)
             investing activities                     900,411         1,013,086           (3,062,487)
                                                --------------     -------------     -------------------

Cash flows from financing activities:
    Proceeds from issuance of common stock          5,050,000                             16,075,260
    Costs in connection with sale of
     common stock                                    (864,999)                            (2,912,671)
    Payment of purchase agreement                                       (70,000)            (212,840)
    Exercise of warrants and options                   60,000                                424,895
    Proceeds from bridge loan                                                              1,500,000
    Payment of bridge loan                                                                (1,500,000)
    Payment of deferred financing costs                                                     (224,919)
    Proceeds from financing lease                                       312,639              340,715
    Other financing activities                        (21,899)          (47,978)               4,083
                                                --------------     -------------     -------------------
            Net cash provided by (used in)
             financing activities                   4,223,102           194,661           13,494,523
                                                --------------     -------------     -------------------

Net increase (decrease) in cash and cash
 equivalents                                        3,481,209          (327,193)              65,667

Cash and cash equivalents, beginning
 of period                                             50,466           392,860
                                                --------------     -------------     -------------------

Cash and cash equivalents, end of period        $   3,531,675      $     65,667      $        65,667
                                                --------------     -------------     -------------------



    Attention is directed to the accompanying notes to financial statements






                 NOTES TO FINANCIAL STATEMENTS
                          (Unaudited)


(Note A)   Basis of Presentation and the Company:

     (1) Basis of presentation:

     The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 3 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three-month and nine-month periods ended April 30, 1998 are not necessarily indicative of the results that may be expected for the year ending July 31, 1998.

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

Overview

      The Company is a development stage company engaged in the design, development and marketing of systems for securing, controlling, metering and auditing electronic documents and programs, for use in corporate networks and open networks particularly the Internet. From November 18, 1991 (inception) to
April 30, 1998, the Company recognized revenues of approximately $620,000, and had an accumulated deficit of approximately $13 million. The Company has continued to operate at a deficit since inception and expects to continue to operate at a deficit until such time, if ever, as operations generate sufficient revenues to cover costs. The Company's ability to generate revenues and operate profitably and continue as a going concern, is dependent on its ability to market the CommerceSense(TM) System developed by its majority-owned subsidiary Internet Commerce Corporation ("ICC") and on it's ability to raise the necessary additional operating funds. During the third fiscal quarter, ICC launched CommerceSense, a new Internet-based electronic commerce/electronic data interchange (EC/EDI) service for corporations and their trading partners. Also in the third fiscal quarter, the Company has discontinued operations and support for both Advanced Imaging Systems and its CopyRight Metering Systems. This action was taken due to the inability to generate sufficient revenue streams and market penetration in conjunction with the Company's need to conserve cash. The likelihood of the success of the Company must be considered in light of the difficulties and risks inherent in a new business. There can be no assurance that revenues will increase significantly in the future or that the Company will ever achieve profitable operations.


         The Company has incurred substantial losses since inception and anticipates losses to continue through the fiscal year ending July 31, 1998 ("Fiscal 1998") as the Company attempts to expand commercial markets for CommerceSense. The net proceeds of the 1997 Private Placement were partially used to form and purchase a majority interest in ICC and to license
Visus' Advanced Imaging System, since abandoned, and are being used for the development and marketing of the new product lines. Although management believes that the Company will be successful in marketing CommerceSense, there can be no assurance that it will be able to do so or that its present resources or access to additional financing will be adequate, if available at all, to achieve these objectives or to continue as a going concern.



Results of Operations

Three Months Ended April 30, 1998 Compared with Three Months
  Ended April 30, 1997.

     Revenues were approximately $2,000 and $1,000, respectively, for the three months ended April 30, 1998 (the "1998 Three Months"), and for the three months ended April 30, 1997 (the "1997 Three Months"). The 1998 revenues were generated from ICC's CommerceSense System consulting and Infosafe Imaging.

     Operating expenses were approximately $878,000 for the 1998
Three Months and approximately $698,000 for the 1997 Three Months. General and administrative expenses decreased approximately $43,000 and technical expenses increased approximately $323,000 from the comparable period a year ago, but were offset by the capitalization of software development costs of approximately $100,000 not present in the prior year's period. For the 1998 Three months, the un-amortized portion of the Visus Technology prepaid license fee of approximately $139,000 and the Notes Receivable of $45,000 from Visus Technology were written off as the Company has discontinued operations and support for Advanced Imaging Systems. For the 1997 Three months, assets held for lease were written down by $282,000.

     The Company had income from investments of approximately $14,000 for the 1998 Three Months and approximately $29,000 for the 1997 Three Months. The decrease increase was due to an decrease increase in average balances of the Company's investment securities for the period. Interest expense was approximately $9,000 in the 1998 Three Months and approximately $400 in the 1997 Three Months. The interest expense increase is attributed to the financing of ICC's data center equipment.

     The net loss for the 1998 Three Months was $1,078,000 compared to $961,000 for the 1997 Three Months. Management believes that losses will continue through fiscal 1998 as the Company is still in the development stage and is in the process of commercializing and marketing new products.


Nine Months Ended April 30, 1998 Compared with Nine Months
   Ended April 30, 1997.

     Revenues were approximately $11,000 and $17,000, respectively, for the nine months ended April 30, 1998 (the "1998 Nine Months"), and for the nine months ended April 30, 1997 (the "1997 Nine Months"). The 1998 revenues were generated from ICC CommerceSense and consulting and Infosafe Imaging.

     Operating expenses were approximately $1,827,000 for the 1998 Nine Months and approximately $1,751,000 for the 1997
Nine Months. General and administrative expenses increased approximately $99,000 and technical expenses increased approximately $691,000 from the comparable period a year ago, but were offset by the capitalization of software development costs of approximately $714,000 not present in the prior year period. For the 1998 Nine months, the un-amortized portion of the Visus Technology prepaid license fee of approximately $139,000 and the Notes Receivable of $45,000 from Visus Technology were written off as the Company has discontinued operations and support for Advanced Imaging Systems. For the 1997 Nine months, assets held for lease were written down by $342,000.

     The Company had income from investments of approximately $82,000 for the 1998 Nine Months and approximately $51,000 for the 1997 Nine Months. The increase was due to an increase in average balances of the Company's investment securities for the period. Interest expense was approximately $9,000 in the 1998 Nine Months and approximately $1,000 in the 1997 Nine Months. I The interest expense increase is attributed to the financing of ICC's data center equipmentnterest expense is attributed to the financing of capital assets.

     The net loss for the 1998 Nine Months was approximately $1,957,000 compared to approximately $2,063,000 for the 1997 Nine Months. Management believes that losses will continue through fiscal 1998 as the Company is still in the development stage and is in the process of commercializing and marketing new products.


Liquidity and Capital Resources

     The Company has incurred substantial losses since inception. Although no assurance can be given, the Company anticipates that revenues will continue to be generated, although as a result of increased expenses associated with any such revenues, losses may increase, or the decrease in losses realized in fiscal 1998 compared to fiscal 1997 may not be similarly realized in fiscal
1998 compared to fiscal 1997.  At April 30, 1998, the
Company had working capital of approximately ($14,000). The Company has financed its operations through private placements during fiscal 1994, its initial public offering during fiscal 1995 (the "IPO") and a private placement in March 1997.
The Company anticipates losses through fiscal 1998 as the Company attempts to market its products and develop new applications for its technologies. The Company does not have sufficient financial resources to continue its operations, at present levels, through fiscal 1998, at present levels, without obtaining additional financing. There can be no assurance that the Company will be able to obtain the necessary financing or to generate sufficient revenue to continue its operations and continue as a going concern. Any additional equity financing will be dilutive to stockholders, and debt financing, if available, may contain covenants that might restrict the Company's ability to implement its current objectives.

     The Company has a net operating loss carryforward of approximately $12.0 million to offset any future taxable income for federal tax purposes. The utilization of the loss carryforward to reduce any such future income taxes will depend on the Company's ability to generate sufficient taxable income prior to the expiration of the net operating loss carryforwards. The carryforward expires from 2007 to 2012. The Internal Revenue Code of 1986, as amended, generally contains provisions which limit the use of available net operating loss carryforwards in any given year should significant changes (greater than 50%) in ownership interests occur. Due to the IPO, the net operating loss carryover of approximately $1,900,000 incurred prior to the IPO will be subject to an annual limitation of approximately $400,000 until that portion of the net operating loss is utilized or expires.

Possible Delisting of Securities from the Nasdaq Stock Market

While the Company's Units. Class A Shares, Class A Warrants and Class B Warrants, are currently listed on the NASDAQ/SmallCap Market, there can be no assurance that the Company will meet the criteria for continued listing. Continued inclusion on NASDAQ requires that among other things, the Company have at least $2 million in "net tangible assets" ("net tangible assets" equals total assets less total liabilities and goodwill) or at least $35 million in total market value or at least $500 thousand in net income in two out of its last three fiscal years, as well as at least 500 thousand shares in the public float, at least $1 million in market value of the public float, and a bid price of not less than $1.00 per share for 30 trading days.

If the Company is unable to satisfy NASDAQ's maintenance requirements, its securities may be delisted from NASDAQ. In such event, trading, if any, in the Units, Class A Shares and Warrants would thereafter be conducted in the over-the-counter market in the so-called "pink sheets" or the NASD's "Electronic Bulletin Board." Consequently, the liquidity of the Company's securities could be adversely affected, not only in the number of securities which could be bought and sold, but also through delays in the timing of transactions, reduction in security analysts' and media coverage of the Company and lower prices for the Company's securities than might otherwise be attained.

On May 28, 1998, the Company was notified by NASDAQ that the Company has failed to maintain a minimum bid price of $1.00. NASDAQ will provide ninety (90) calendar days for the Company to regain compliance with the minimum bid requirement. If at any time within the next ninety calendar days from May 28, 1998, the common stock and units reports a closing bid price of $1.00 or greater for ten consecutive trading days, it will have complied with the minimum bid price requirement. However, if the Company is unable to demonstrate compliance with the minimum $1.00 bid price on or before the end of the ninety day period August 28, 1998, the Company's securities will be subject to delisting, effective with the close of business on August 28, 1998. To stay the delisting, the Company may request a hearing by the close of business on August 28, 1998.




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


                                   INFOSAFE SYSTEMS, INC.


Dated: June 15, 1998               By:  /s/ Arthur R. Medici
                                        --------------------------------------
                                        Arthur R. Medici, President, Chief
                                         Executive Officer and Director

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