Form 10KSB
period 1998-07-31
INTERNET COMMERCE CORP
filed 1998-10-29
CIK 894738

SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C.  20549

                             FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended July 31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____ to ____

                  Commission File No. 000-24996

                     INTERNET COMMERCE CORPORATION
                   (Formerly Infosafe Systems, Inc.)
            (Name of Small Business Issuer in its charter)

Delaware                                              13-3645702
-----------------------------------------------   --------------------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification No.)

805 Third Avenue 9th Floor, New York, New York           10022
-----------------------------------------------   --------------------
(Address of principal executive offices)              (Zip Code)

(212) 271-7640
-----------------------------------------------
Issuer's telephone number, including area code:

          Securities registered under Section 12(b) of the Act:

                                                 Name of each exchange
   Title of Each class                           on which  registered
-------------------------                        ---------------------
          None                                            None


            Securities registered under Section 12(g) of the Act:

                    Class A Common Stock, $.01 par value
                    ------------------------------------
                              (Title of Class)

                         Redeemable Class A Warrants
                    ------------------------------------
                              (Title of Class)

                         Redeemable Class B Warrants
                    ------------------------------------
                              (Title of Class)

                  Units consisting of Class A Common Stock,
                       Redeemable Class A Warrants and
                         Redeemable Class B Warrants
                    ------------------------------------
                              (Title of Class)

     Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding
12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes  _X_                No  ___

     Check here if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and will not be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State the issuer's revenues for its most recent fiscal year: $19,481.

     As of October 1, 1998 the issuer had 947,951 shares of Class A Common Stock outstanding and 194,397 shares of Class B Common Stock that are convertible into Class A Common Stock. The aggregate market value of the Common Stock held by nonaffiliates as of October 1, 1998 was approximately
$1.8 million based on a closing price for the Class A
Common Stock of $2.00 on the Nasdaq Small Cap Market for such date.


                    DOCUMENTS INCORPORATED BY REFERENCE


Item 13.       Exhibits List and         See Exhibit Index on page 25.
               Reports on Form 8-K





                 PART I

Item 1.  Description of Business

Except for the description of historical facts contained herein, this Form 10-KSB contains certain forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities
Litigation Reform Act of 1995 concerning applications of the Company's technologies and the Company's proposed services and future prospects, that involve risks and uncertainties, including the possibility that the Company will: (i) be unable to commercialize services based on its technology, (ii) ever achieve profitable operations, or (iii) not receive additional financing as required to support future operations, as detailed herein and under "Item
6, Management's Discussion and Analysis of Financial
Condition and Results of Operations" and from time to time in the Company's filings with the Securities and Exchange Commission and elsewhere. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties which could cause actual results to differ materially from those described in the forward-looking statements.

a)     Business Development

Internet Commerce Corporation (the "Company" or
"ICC"), formerly Infosafe Systems, Inc. is a development stage company, engaged in the design, development, and marketing of systems for securing, controlling, delivering and auditing electronic documents and files primarily over the Internet. The
Company believes that its technology and methods address critical areas of electronic commerce and it is seeking to position itself as an independent third party to authenticate, certify, validate, authorize, and deliver secure transactions for electronic information.

Subsequent to fiscal year end, effective September
25, 1998, the Company completed the following consent
actions as authorized in Schedule 14-C, information
statement of action by written consent of majority
shareholders.  The Company made the following
amendments to the Certificate of Incorporation of the
Company: 1)  effected a reverse stock split (1 new share for every 5 old shares) of the Companies securities.  2)
deleted reference to 50,000 shares of 9% Series A
Cumulative Convertible Preferred Stock for which authorization had lapsed. 3) changed the Company's name to "Internet Commerce Corporation." The Company made the following amendments to the By-Laws of the
Company: 1) effected the implementation of a classified Board of Directors. 2) added language that specifies the duties and responsibilities of certain officers of the Company. The Company amended the Amended and Restated Stock Option Plan that, inter alia, increased the number of shares authorized for awards and grants thereunder. The Company approved the merger of the Company's majority owned subsidiary
("ICCSUB" or the "subsidiary") into the Company.

The Company was incorporated under the laws of the State of Delaware on November 18, 1991, and commenced operations in January 1992. The Company's executive offices are located at 805 Third Avenue 9th floor, New York, New York 10022 and its telephone number is
(212) 271-7640.  (See "Description of Properties.")

b)     Business of Issuer

Principal Service and its Market

The Company launched CommerceSense(TM) System for corporations and their electronic trading partners during the third fiscal quarter ended April 30, 1998.
CommerceSense was designed to
provide a cost-effective alternative to Value Added
Networks (VANs) for traditional Electronic Data
Interchange ("EDI") users and new Electronic Commerce
("EC") participants. The system can be accessed using a standard Web browser or virtually any other communications protocol and as it is Internet based, the market is global.

Distribution Methods of the Service

The Company's service is marketed by a combination of direct sales and re-marketer channels. The development of the distribution and marketing channels is an ongoing activity of the Company as it provides its geographically disbursed customers with a local technical support and consulting resource.

Status of Publicly Announced Service and Products

The Company's electronic commerce service
"CommerceSense" was launched in March 1998, and is currently in use by its customers for the secure exchange of business to business electronic forms and data files.

Another of the Company's products, the Design
Palette system, a photographic product library which incorporated a proprietary hardware unit, was adversely affected by the rapid development of the Internet. The market favors Internet compatible products and services rather than proprietary hardware solutions. Given the absence of a revenue stream and the projected cost of upgrading the Design Palette product library and software configuration to make it competitive with other products, including
Internet delivery, the Company abandoned the Design
Palette system during fiscal year 1997.

In addition, the Company's CopyRight!SM Metering
System, an electronic vending system for on-demand authorization to photocopy copyrighted material and its Advanced Imaging System were abandoned during fiscal year 1998. Moreover, the Company's previously announced intention to purchase substantially all of the assets of Visus
Technologies, Inc. (VTI), a Pittsburgh, Pennsylvania development stage company, was rescinded as the system under license failed to generate sufficient revenue or market interest.

Competitive Business Conditions

Competition.     The business of facilitating business
to business EC is intensely competitive and fragmented and is characterized by rapidly evolving technology. Numerous companies, substantially all of which have substantially greater financial and other resources than the Company, are currently engaged in business to business EC, primarily through VANs.
Although the Company is unaware of any other company actually engaged in the commercial implementation of an Internet business to business EC service or product substantially similar to the CommerceSense
System (which does not require users to maintain specialized hardware or software), the Company anticipates that other companies will offer services which are functionally similar and directly competitive.

The Company further believes that it is possible to provide some of the benefits of the CommerceSense
System by other means and that competitors may provide other solutions for the conduct of business to business EC. While the Company believes that the CommerceSense System is of sufficiently high quality and that it will be priced low enough to be competitive with the other business to business EC alternatives, there can be no assurance that competitors will not provide alternative services or systems, superior to what the Company could provide, at a more cost-effective price.

Netscape, through its subsidiary, provides an integrated family of Internet commerce applications for conducting business to business and business to consumer EC on the Internet, called CommerceXpert.
General Electric Information Services ("GEIS"), a division of General Electric, a leading provider of VAN products, has announced that it is pursuing
Internet based EC applications. In addition, Harbinger, IBM, Sterling Software, AT&T and MCI all successfully operate VANs. In addition to the competition of their established VAN products, all of the above referenced companies have announced
Internet initiatives which may directly compete with the Company for Internet based business to business
EC market. All of these competitors have substantially greater financial and other resources than the Company and one or all of the products and/or services they provide may gain greater commercial acceptance than the CommerceSense System.
The failure of the CommerceSense System to attain sufficient commercial acceptance would prevent the Company from generating the revenues necessary to continue in operation.

Rapid Technological Change; Need for New Products;
Introduction of Competitive Products.

The market for the Company's services is characterized by rapidly changing technology and frequent new product introductions. Even if CommerceSense gains initial acceptance, the Company's success will depend on, among other things, its ability to enhance its products and to develop and introduce new products and services that keep pace with technological developments, respond to evolving customer requirements and achieve continued market acceptance. There can be no assurance that the Company will be able to identify, develop, market, support or acquire new products or deploy new services successfully, that such new products or services will gain market acceptance, or that the Company will be able to respond effectively to technological changes or product announcements by competitors. Any failure by the Company to anticipate or respond adequately to technological developments and customer requirements or any significant delays in product development or introductions could result in a loss of market share or revenues.

Uncertainties Relating to Commercial Use of the Internet.

The Company's strategy is to apply its technology to the development of service products for use in connection with the Internet. The success of these products is dependent on the continued development and acceptance of the Internet as a medium for the exchange of business documents and effecting business-tobusiness transactions. The failure of the Internet to be an effective channel could have a material adverse effect on the Company's business and prospects. There can be no assurance that business-to-business commerce over the Internet will become widespread and it is not known whether this market will develop to the extent necessary for demand for the Company's services to emerge and become commercially sustainable. Changes in or insufficient availability of telecommunications services to support the Internet also could result in slower response times which might adversely affect customers' ability or willingness to use the Internet as a commercial marketplace. In addition, the security and privacy concerns of existing and potential customers, as well as concerns related to computer viruses, may inhibit the growth of the Internet marketplace.

If use of the Internet does not continue to grow in acceptance or if the Internet infrastructure does not effectively support customer demand, the Company's business, results of operations and financial condition could be materially adversely affected.

Patents and Trademarks

Patents

On August 26, 1997, the Company was granted patent
No. 5,661,799 entitled, Apparatus and Storage Medium for Decrypting Information. The essential components of this patent include 1) the decryption of encrypted information without requiring that decryption keys be transmitted from one place to another, 2) the decryption of encrypted information which employs different keys for different segments of information, and 3) the disabling of a system for the decryption of encrypted information if a user is no longer authorized to retrieve information.

On January 7, 1997, the Company was granted patent
No. 5,592,549 entitled, Method and Apparatus for
Retrieving Selected Information from a Secure
Information Source. There are three essential components to this "Branding Patent:" 1) decryption of an electronic item or product i.e. a document or software, 2) the attachment of an identifying serial number,
3) the logging of the item number and serial number. By attaching a "brand" at the time the document is decrypted from a secure data source, an "audit trail" of the decrypted information can be maintained.

In February 1995, the Company was granted
Patent No. 5,394,469 entitled,
"Method and Apparatus for Retrieving Secure
Information From Mass Storage Media," for its system to retrieve and monitor the use of protected information from various digital media.

In December 1995, the Company was granted Patent
No. 5,473,687 entitled, "Method for Retrieving Secure
Information from A Database," covering its technology for providing a secure method for the commercial distribution and use of digital information on a rental basis using a technique to discourage long-term use without endangering the computer or the operating system.

Uncertain Patent Protection.

Although the Company has obtained patent rights, the Company believes that the protection of its rights in the CommerceSenseT System will depend primarily on its proprietary software and messaging techniques which constitute "trade secrets." The Company has made no determination as to the patentability of these trade secrets. The Company will continue to evaluate, on a case-by-case basis, whether applying for additional patents in the future is in the best interests of the Company. There can be no assurance that the Company's technology will remain a secret or that others will not develop similar technology and use such technology to compete with the Company.

Additionally, there can be no assurance that any issued patents owned by the Company or its trade secrets will afford adequate protection to the Company or not be challenged, invalidated, infringed or circumvented, or that patent applications relating to the Company's products or technologies that it may license in the future or file itself, including any patent as to which a notice of allowance has issued, will result in patents being issued, or that any rights granted thereunder will provide competitive advantages to the Company. Although the Company believes that its technology does not infringe upon the proprietary hardware or software of others, it is possible that others may have or be granted patents claiming products or processes that are necessary for or useful to the development of the CommerceSenseT
System and that legal actions could be brought against the Company claiming infringement. In the event that the Company is unsuccessful against such a claim, it may be required to obtain licenses to such patents or to other patents or proprietary technology in order to develop, manufacture or market its products. There can be no assurance that the Company will be able to obtain such licenses on commercially reasonable terms, if at all. If the Company is required to and does not obtain such licenses, it would encounter delays in the development and manufacturing of its products and technologies while it attempted to design around such patents or other rights and there can be no assurance that such attempts would be successful. Failure to obtain such licenses or to design around such patents or other rights would have a material adverse effect on the Company.

Trademarks

The Company's trademarks INFOSAFE, PROTECTED BY
INFOSAFE and DESIGN PALETTE have been registered with the United States Patent and Trademark Office. The applications to register AUDINET and COMMERCESENSET have now been allowed as trademarks and await registration. The Company intends to apply for additional name and logo marks in the United States and in foreign jurisdictions. No assurance can be given that registrations will issue on the non-allowed applications or that interested third parties will not petition the United States Patent and Trademark Office to cancel the Company's registration.

Research & Development

Research and development ("R & D") for fiscal 1998, decreased from approximately $713,000 in fiscal 1997 to approximately $576,000 in fiscal 1998. In addition, the Company capitalized approximately
$714,000 of software development costs not present in the prior year. The increase in expenses was largely attributable to the Company's focus on the development of the CommerceSenseT System and the corresponding increase in personnel, leading to increased salary and related costs.

Number of Total employees and Number of Full Time Employees

At July 31, 1998, the Company had 16 full-time employees, one part-time employee and one consultant.


Item 2.  Description of Properties

The Company currently occupies approximately 5,900 square feet of rental space at its principal executive offices at 805 Third Avenue 9th floor, in New York, New York.


Item 3.  Legal Proceedings

On May, 29, 1997, The Company commenced an arbitration against its former Vice President and Director of Technology, Robert Nagel ("Nagel"), for fraud, breach of his employment contract, breach of the duties of obedience and loyalty and misappropriation of corporate opportunities. Nagel denied the claims and served a counterclaim alleging breach of the employment agreement, discrimination on the basis of his blindness, defamation, and violation of the Federal
Wiretapping Act and the Federal Eavesdropping Act.
The damages sought by Nagel against the Company are for approximately $1,000,000, excluding interest, costs and attorney's fees. The Company believes that it has a meritorious case against Nagel and strong defenses to Nagel's counterclaims. Nonetheless, it is possible that the arbitrators will find in favor of Nagel and against the Company. To date, the Company and Nagel have participated in eight (8) days of arbitration hearings. It is likely that the decision of the arbitrators will be rendered during the fall of 1998.

In a related matter in 1998, Nagel commenced an action in the Supreme Court of the State of New York against Arthur Medici ("Medici"), President of the Company, alleging interference with an employment contract and other claims. The complaint was subsequently removed to United States District Court and dismissed on October 13, 1998.
An amended complaint was filed on October 28, 1998.
The damages sought by Nagel are for approximately $6.2 million. The Board has agreed to indemnify Medici in connection with this action. In the event of an unfavorable decision, the Company's financial position and results of operations would be materially adversely effected.

Other than the foregoing matters, there are no pending or threatened material legal proceedings to which the Company is a party.


Item 4.  Submission of Matters to a Vote of Security Holders

None







                             PART II

Item 5.  Market for Registrant's Common Equity and Related
Stockholder Matters


(a)     Market Information

The Company's Units, Class A Common Stock, Class A
Warrants and Class B Warrants are quoted on the Nasdaq Small Cap Market under the symbols ICCSU,
ICCSA, ICCSW and ICCSZ, respectively. The following table sets forth the high and low closing bid prices of the Company's securities for the periods indicated.
These quotations represent prices between dealers in securities, do not include retail mark-ups, mark-downs or commissions and do not necessarily represent actual transactions. The prices have been adjusted to reflect a 1 for 5 reverse stock split which became effective as of September 25, 1998. The Company's securities commenced trading on January 18, 1995.

Fiscal Years Ended July 31:

                                1997                    1998
                       ---------------------    ---------------------
                         High         Low         High         Low
                       --------     --------    --------     --------
Units
1st Quarter            $48.750      $40.000     $25.000      $ 8.125
2nd Quarter             47.500       15.000      18.125        5.625
3rd Quarter             45.000       25.000      11.250        2.190
4th Quarter             40.625       13.125       4.375        0.625

Class A Common Stock
1st Quarter             28.125       15.000      13.750        5.000
2nd Quarter             23.750       10.313      10.000        4.845
3rd Quarter             21.015       11.565      10.000        1.875
4th Quarter             20.625        6.250       4.690        0.938

Class A Warrants
1st Quarter             14.688        7.500       8.750        0.625
2nd Quarter             17.500        3.125       4.375        0.940
3rd Quarter             15.315        6.250       2.345        0.315
4th Quarter             13.750        3.750       0.940        0.080

Class B Warrants
1st Quarter             12.500        6.250       5.470        0.625
2nd Quarter             12.500        1.875       3.750        0.625
3rd Quarter             14.375        4.375       1.720        0.155
4th Quarter             12.500        2.500       1.250        0.080

(b)     Holders

As of July 31, 1998, there were approximately 160 record holders of the Company's Class A Common Stock, approximately 24 record holders of the Company's Class
B Common Stock, approximately 100 record holders of the Company's Class E-1 and Class E-2 Common Stocks, and approximately 150 record holders of the Company's
Class A and Class B Warrants.

(c)     Dividends

The Company has not paid any cash dividends on its Common Stock and does not intend to declare or pay cash dividends in the foreseeable future. The Company expects that it will retain all available earnings, if any, to finance and expand its business.

Possible Delisting of Units, Class A Common Stock,
Class A Warrants and Class B Warrants from the Nasdaq
Stock Market.

While the Company's Units, Class A Common Stock, Class
A Warrants and Class B Warrants are currently quoted on the Nasdaq SmallCap Market, there can be no assurance that the Company will meet the criteria for continued listing.
Continued inclusion on the Nasdaq SmallCap Market requires that, among other things, the Company have at least $2,000,000 in "net tangible assets" ("net tangible assets" equals total assets less total liabilities and goodwill), or at least $35,000,000 in total market value, or at least $500,000 in net income in two out of its last three fiscal years, as well as at least 500,000 shares in the public float, at least
$1,000,000 in market value of the public float, and a bid price of not less than $1.00 per share for 30 trading days.

If the Company is unable in the future to satisfy the Nasdaq SmallCap Market maintenance requirements, its securities may be delisted from the Nasdaq SmallCap
Market. In such event, trading, if any, in the Units, Class A Common Stock and Warrants would thereafter be conducted in the over-the-counter market in the so called "pink sheets" or the NASD's "Electronic
Bulletin Board." Consequently, the liquidity of the Company's securities could be severely adversely affected, not only in the number of securities which could be bought and sold, but also through delays in the timing of transactions, reduction in security analysts' and media coverage of the Company and lower prices for the Company's securities than might otherwise be attained.

The Nasdaq Stock Market, Inc. ("Nasdaq") notified the
Company by letter dated, May 28, 1998, that the Class
A Common Stock failed to maintain a minimum bid price of $1.00. The Class A Common Stock was subject to being de-listed from The Nasdaq SmallCap Market (the
"SmallCap Market") because the minimum closing bid price of $1.00 had not been sustained for at least ten consecutive trading days. On August 20, 1998, the closing bid price of the Class A Common Stock was $.25 per share on a prereverse split basis ("pre-split"), the Company's public float was approximately 4,720,419 pre-split shares and the market value of such public float was approximately $1.2 million. With the effectiveness of the Company's reverse stock split on September 25, 1998, the Company has maintained the $1.00 minimum bid price requirement of the SmallCap
Market. Nasdaq has notified the Company that it has reviewed the Company's common stock and unit trading history, with respect to the closing bid, and has deemed the Company to be in compliance with the bid price requirement, as of October 8, 1998.

On July 8, 1998, the Company was also notified by Nasdaq that it no longer meets the Nasdaq requirement that it maintain: (i) net tangible assets of $2 million; (ii) a market capitalization of $35 million;
or (iii) net income of $500,000 in two of the most recently completed fiscal year. On July 10, 1998, the Company met with Nasdaq officials to review the Company's plans for achieving compliance, including the Bridge Financing and subsequent equity offerings, and submitted a formal proposal on July 22, 1998 to Nasdaq for achieving compliance (the "Listing
Proposal").  The Listing Proposal indicated that the
Company expected that, with the proceeds of the Bridge
Financing and subsequent equity offerings, it should meet the "net tangible asset" requirement.

On July 21, 1998, the Company was notified that it no longer meets the Nasdaq requirement that it maintain a minimum of two active market makers in the Company's
Class A and Class B Warrants (the "Existing
Warrants"). The Company informed Nasdaq that it believed that the public announcement that the Company intended to engage in a Warrant Exchange Offer had negatively affected the market for the Existing
Warrants.  On October 1, 1998, the Company informed
Nasdaq that it plans to close its Private Placement of Bridge Financing, commence a equity offering and then initiate the Warrant Exchange Offering. Once a
Registration Statement on Form S-4 for the Warrant
Exchange Offer is filed, the Company expects a resumption of an active market.

On October 22, 1998, the Company was notified that it continues to be unable to meet the following two
Nasdaq requirements: 1). (i) net tangible assets of $2 million; (ii) a market capitalization of $35 million;
or (iii) net income of $500,000 in two of the most recently completed fiscal year, and 2). maintain a minimum of two active market makers in the Existing
Warrants. In light of these concerns, the Company was informed by Nasdaq, that it would not be afforded an extension of time in which to achieve compliance.
Accordingly, the securities of the Company would have been delisted from the Nasdaq SmallCap Market, effective with the close of business on October 29, 1998. On October 27, 1998, the Company requested a hearing with Nasdaq, an action which stays the delisting.


Risk of Low-Priced Stock.

If the Company's securities were delisted from Nasdaq they could become subject to Rule 15g-9 under the Securities Exchange Act of 1934, which imposes additional sales practice requirements on broker-dealers which sell such securities to persons other than established customers and "accredited investors"
(generally, individuals with net worths in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses). For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale.
Consequently, such rule may adversely affect the ability of broker-dealers to sell the Company's securities and may adversely affect the ability of purchasers of the Company's securities to sell any of the securities acquired in the secondary market.

Regulations of the Securities and Exchange Commission
(the "SEC") generally define a "penny stock" to be any non-Nasdaq equity security that has a market price (as therein defined) of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require delivery, prior to any transaction in a penny stock, of a disclosure schedule prepared by the SEC relating to the penny stock market. Disclosure is also required to be made about commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

The foregoing required penny stock restrictions will not apply to the Company's securities if such securities continue to be listed on Nasdaq SmallCap
Market and have certain price and volume information provided on a current and continuing basis or meet certain minimum net tangible assets or average revenue criteria. There can be no assurance that the Company's securities will continue to qualify for exemption from these or modified restrictions. In any event, even if the Company's securities were exempt from such restrictions, it would remain subject to Section
15(b)(6) of the Exchange Act, which gives the Commission the authority to prohibit any person that is engaged in unlawful conduct while participating in a distribution of a penny stock from associating with a broker-dealer or participating in a distribution of a penny stock, if the Commission finds that such a restriction would be in the public interest.

If the Company's securities were subject to the existing or proposed rules on penny stocks, the market liquidity for the Company's securities could be severely adversely affected.

Effect of Outstanding Options and Warrants; Registration Rights.

As of the date of this Form 10-KSB, after giving effect to the issuance of the securities issued in the 1997 Private Placement and the anti-dilution adjustments in the exercise price of the Class A
Warrants and Class B Warrants issued and outstanding or issuable upon the exercise of certain options the Company had outstanding: (i) an aggregate of 942,944 shares of Class A Warrants exercisable for 942,944 additional Class A Common Stock and 942,944 Class B
Warrants; (ii) an aggregate of 1,699,454 Class B
Warrants (including the 942,944 Class B Warrants issued on the exercise of Class A Warrants), exercisable for 1,699,454 shares of Class A Common
Stock; (iii) the Unit Purchase Options issued to D. H.
Blair and its designees in connection with the IPO and the 1997 Private Placement to purchase 31,000 and 112,229 Units, respectively, which Units contain an aggregate of 143,229 shares of Class A Common Stock,
160,016 Class A Warrants and an aggregate of 320,032
Class B Warrants (including 160,016 Class B Warrants underlying the Class A Warrants), such Class A
Warrants and Class B Warrants are exercisable for an aggregate of 480,048 shares of Class A Common Stock;
(iv) options to purchase 1,779,536 shares of Class A
Common Stock under the 1994 Plan as amended, and 4,000 shares of Class A Common Stock under the 1992 Plan;
(v) options to purchase 11,500 shares of Class A
Common Stock, 5,750 shares of Class E-1 Common Stock and 5,750 shares of Class E-2 Common Stock; (vi)
42,063 other warrants (the "Private Placement
Warrants") to purchase 42,063 shares of Class A Common
Stock, 18,825 shares of Class E-1 Common Stock and
18,825 shares of Class E-2 Common Stock; (vii) 88,500
Bridge warrants issuable as of July 31, 1998; (viii)
500,000 other warrants for issuance to
consultants.  The existence of the IPO and Private
Placement Unit Purchase Options, outstanding options and warrants, Class A Warrants, Class B Warrants, and other options and warrants that may be issued by the Company may hinder future financing by the Company.
Further, the holders of such options and warrants may exercise them at a time when the Company would otherwise be able to obtain additional equity capital on terms more favorable to the Company. No prediction can be made as to the effect, if any, that sale of these securities or the availability of such securities for sale without restriction will have on the market prices of the Company's securities prevailing from time to time. Nevertheless, the possibility that substantial amounts of securities may be sold in the public market may adversely affect prevailing market prices for the Company's securities and could impair the Company's ability to raise capital through the sale of its securities.

The Class A Warrants and the Class B Warrants are subject to redemption by the Company at a redemption price of $.25 per Warrant upon not less than 30 days' prior written notice if the closing bid price of the Class A Common Stock shall have averaged in excess of $45.50 and $61.25 per share, respectively as adjusted by the reverse stock split, for 30 consecutive trading days ending within 5 days of the notice. This condition has not been satisfied with respect to any of the Warrants, and the Company does not anticipate that this condition will be met in the foreseeable future. Such redemption of the Warrants could force the holders to exercise such Warrants and pay the exercise prices therefor at a time when it may be disadvantageous for the holders to do so, to sell the Warrants at the then current market price when they might otherwise wish to hold the Warrants, or to accept the redemption price which, at the time the Warrants are called for redemption, is likely to be substantially less than the market value of the Warrants.

In addition, holders of the IPO and Private Placement
Unit Purchase Option and the Private Placement Unit
Purchase Option have registration rights with respect to such option and the underlying securities.
Exercise of the registration rights may involve substantial expense to the Company. Additionally, the Company's other warrants were exercisable through February 10, 2002 at exercise prices of $2.50 to $39.15 per share as adjusted, and contain anti-dilution provisions, demand and "piggy-back" registration rights.

The shares of Class A Common Stock issuable upon exercise of the Class A or Class B Warrants issued or issuable principally in connection with the Company's
IPO and 1997 Private Placement which were registered pursuant to the Company's Registration Statement or Form S-3 which became effective on May 22, 1997 may be resold without restriction provided there is a current prospectus under the Securities Act relating thereto and applicable state securities laws are complied with.

Possible Adverse Effects of Authorization of Preferred Stock;
Anti-Takeover Provisions.

The Company's Certificate of Incorporation authorizes the issuance of 5,000,000 shares of Preferred Stock with such designations, rights and preferences as may be determined from time to time by the Board of Directors. The Board has approved the adoption of an anti-takeover device that "will protect shareholders' value" by utilizing the Preferred Stock. Accordingly, the Board of Directors is empowered, without shareholder approval, to issue preferred stock with dividend, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights of the holders of the Company's Common
Stock. In the event of issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company.


Item 6.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

Except for the description of historical facts contained herein, the discussion in this Item 6 contains certain forwardlooking statements within the meaning of the "safe harbor" provisions of the Private
Securities Litigation Reform Act of 1995 that involve risks and uncertainties, such as the Company's ability to obtain additional financing expected to be required during the fiscal year ending July 31, 1999. The
Company's actual results could differ materially from those discussed herein.

Overview

The Company is a development stage company, engaged in the design, development, and marketing of systems for securing, controlling, delivering and auditing electronic documents and files, primarily over the Internet. The Company believes its technology and methods address critical areas of electronic commerce and is seeking to position itself as an independent third party to authenticate, certify, validate, authorize, and deliver secure transactions for electronic information. From November 18, 1991
(inception) to July 31, 1998, the Company recognized revenues of approximately $629,000 and had an accumulated deficit of approximately $14.3 million.
The Company has continued to operate at a deficit since inception, and it expects to continue to operate at a deficit until such time, if ever, as operations generate sufficient revenues to cover costs. The Company's ability to generate revenues and operate profitably, and to continue as a going concern, is dependent on its ability to market the CommerceSense System it has developed and on it's ability to raise the necessary additional operating funds. The likelihood of the success of the Company must be considered in light of the difficulties and risks inherent in a new business.
There can be no assurance that revenues will increase significantly in the future or that the Company will ever achieve profitable operations.

In June 1998, the Company commenced a private offering
(the "Private Offering") to accredited investors, including officers and directors of the Company, of up to $2,000,000 in aggregate principal amount of Bridge
Units to raise the funds necessary to continue in operation. Each Bridge Unit consists of an unsecured promissory note (the "Bridge Note") and warrants to acquire shares of Class A Common Stock (the "Bridge
Warrants"). There is no minimum level of subscriptions or purchases associated with the sale of the Bridge Units.

The Bridge Notes bear interest at a rate of 10% per annum and are due and payable from the proceeds of a subsequent equity offering no later than the one hundred eightieth (180th) day after the date of issuance of each Bridge Note. The Bridge Notes are unsecured obligations of the Company.

The Bridge Warrants entitle the holder to purchase .3 shares of Class A Common Stock for each $1.00 of principal amount of Bridge Notes purchased at an exercise price of $2.50 per share, at any time or from time to time during the period beginning on the one hundred eightieth (180th) day after the date of issuance of the Bridge Note Unit (the "Commencement
Date"), until the date which is thirty six (36) months thereafter (the "Expiration Date").
However, if more than one year has elapsed since the issuance of the Bridge Warrants and the bid price of the Class A Common Stock exceeds $7.50 per share for ten (10) consecutive trading days. The
Company may accelerate the Expiration Date to a date not less than ten (10) business days after the mailing of notice of such acceleration to each registered holder of the Bridge Units (the "Acceleration
Notice").

The Company anticipates that it will need approximately
$800,000 in additional proceeds from the Bridge Financing or other sources to continue its operations through the end of December
1998. The Company believes that it will secure such amount by mid November 1998. In the event that the Company does not raise necessary amount from the Bridge Financing, it will seek alternative sources of funding, including a private placement of equity securities or one or more strategic venture partners.

As of July 31, 1998, the Company had received and accepted subscription for the purchase of $295,000 of Bridge Units from individual accredited investors. As of October 28, 1998 the Company has received and accepted $595,000 from accredited investors.

The Company has incurred substantial losses since inception and anticipates losses to continue at least through the fiscal year ending July 31, 1999 ("fiscal
1999") as the Company attempts to expand commercial markets for CommerceSense. Although management believes that the Company will be successful in marketing
CommerceSense, there can be no assurance that it will be able to do so or that its present resources or access to additional financing will be adequate, if available at all, to achieve these objectives or to continue as a going concern.

Results of Operations

Fiscal Year Ended July 31, 1998 compared with Fiscal Year Ended July 31, 1997.

For the fiscal year ended July 31, 1998 ("fiscal
1998"), the Company recognized revenues of approximately $20,000; $18,000 from sales generated by CommerceSense and $2,000 from Advanced Imaging, compared to revenues of $17,000 in the fiscal year ended July 31, 1997, ("fiscal 1997"). The Company announced that it had abandoned its operations and support for both Advanced Imaging Systems and it's
CopyRight Metering Systems in the third fiscal quarter, 1998. See "Description of Business."

Research and development ("R & D") for fiscal 1998, decreased from approximately $713,000 in fiscal 1997 to approximately $576,000 in fiscal 1998. In addition, the Company capitalized approximately
$714,000 of software development costs not present in the prior year. The increase in expenses was largely attributable to the Company's focus on the development of the CommerceSenseT System and the corresponding increase in personnel, leading to increased salary, and related costs.

Selling, general and administrative expenses increased from approximately $1,900,000 in fiscal 1997 to $2,307,000 in fiscal 1998. The increase is attributable to an increase in average staffing levels over the fiscal year, leading to increases in salary and related costs.

Write-down of assets for fiscal 1998, decreased from
approximately $507,000 in fiscal 1997 to approximately
$178,000 in fiscal 1998.   For fiscal 1998, the un-
amortized portion of the Visus Technology prepaid license fee and notes receivable from Visus Technology were written off as the Company abandoned operations and support for the Advanced Imaging Systems during the third fiscal quarter of the year. For fiscal
1997, the writedowns were related to equipment previously held for lease, related software development and patent costs.

Interest and investment income decreased from approximately $90,000 in fiscal 1997 to approximately
$87,000 in fiscal 1998. The decrease is due to a decrease in average balances of investment securities for the period.

Interest expense was approximately $31,000 in fiscal
1998 compared to approximately $2,000 in fiscal 1997.
The increase in interest expense is attributable to the financing of a capital lease and debt discount amortization related to Bridge Note Warrants.

The net loss for fiscal 1998 was $2,997,181 compared to $3,068,066 in fiscal 1997. Management believes that losses will continue through fiscal 1999 as the Company is still in the development stage and is in the process of commercializing and marketing its new service.

Liquidity and Capital Resources

The Company has incurred substantial losses since inception. Although no assurance can be given, the Company anticipates that revenues will continue to be generated, although as a result of increased expenses associated with such revenues, losses may increase, or the decrease in losses realized in fiscal 1999 may not be comparable to fiscal 1998. At July 31, 1998, the Company had a negative working capital of approximately ($914,000).
The Company has financed its operations primarily through private placements during fiscal 1994, its initial public offering during fiscal 1995 (the
"IPO"), a private placement in March 1997 and a private placement of Bridge Note Units during fiscal
1998. The Company anticipates losses at least through fiscal 1999, as the Company attempts to expand commercial markets for CommerceSense. The
Company does not have sufficient financial resources to continue its operations beyond November 1998 without obtaining additional financing.
There can be no assurance that the Company will be able to obtain the necessary financing or to generate sufficient revenue to continue its operations and continue as a going concern. Any additional equity financing would be dilutive to stockholders, and debt financing, if available, may contain covenants that might restrict the Company's ability to implement its current objectives.

The report of the Company's independent auditors on the Company's financial statements as of July 31, 1998, and for the years then ended and for the period from November 18, 1991, (inception) to July 31, 1998, contain a paragraph in regard to the substantial doubt of the Company to continue as a going concern.
The Company's ability to increase its revenues and reduce or eliminate losses will be dependent on its success in marketing its CommerceSense service.

The Company has a net operating loss carryforward for tax purposes of approximately $14 million at July
31, 1998, to offset future taxable income for federal tax purposes. The utilization of the loss carryforward to reduce future income taxes will depend on the Company's ability to generate sufficient taxable income prior to the expiration of the net operating loss carryforwards. The carryforward expires from 2007 to 2013. The Internal
Revenue Code of 1986, as amended, contain provisions which limit the use of available net operating loss carryforwards in any given year should significant changes (greater than 50%) in ownership interests occur. Due to the IPO, the net operating loss carryover of approximately $1,900,000 incurred prior to the IPO will be subject to an annual limitation of approximately $400,000 until that portion of the net operating loss is utilized or expires.

Year 2000 Compliance

The Company has commenced implementation of new financial software for internal operating purposes that is Year 2000 ("Y2K") compliant. The Company's
CommerceSenseT service is fully Y2K compliant. Upon completion of the implementation of the new financial software there will be no costs relating to modification of software incurred by the Company.
The Company is in communication with customers and others with which it conducts business to determine the extent to which the Company would be vulnerable to these third parties failure to remediate their own potential year 2000 problems. The inability of the Company or these other significant third parties to adequately address Y2K issues could cause disruption of the Company's operations.


Item 7.     Financial Statements

The response to this item is submitted in a separate section of this report.


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.






                                 PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors and Executive Officers

The directors and executive officers of the Company, along with their respective ages and positions with the Company, are as follows:

Name                          Age            Position
------------------------     ------     ---------------------------------
Richard J. Berman              56       Chairman, Chief Executive Officer
Arthur R. Medici               49       President and Director
Alan N. Alpern                 71       Chief Financial Officer
Robert S. Christie             44       Director
Charles C. Johnston            63       Director

Richard J. Berman   On September 22, 1998, Richard J.
Berman was elected to the Board of Directors and appointed Chairman and Chief Executive Officer of the Company. Previously, Mr. Berman, through American
Acquisition Company, acted as principal in venture capital and real estate, as an advisor in mergers and acquisitions, and as a source of funding for small growth companies. He is also the former Chairman of Prestolite Battery Company, the largest battery producer in Canada which merged with Exide. Prior to 1983, he served as Senior Vice President of Bankers
Trust head of their merger and acquisition department, and as Director of mergers and acquisitions for Norton Simon, Inc.

Arthur R. Medici has been President and Director of the Company since November 1996. From November 1996 to September 1998 he also served as Chief Executive
Officer of the Company.  From August 1994 to December
1996, Mr. Medici was President of the North American division of Derwent Information, Ltd., a producer of international patent abstracts and information formatted for print, CD-ROM and digital online delivery. From November 1990 to August 1994, Mr.
Medici was Senior Vice President at Thomson &
Thomson. Both companies are subsidiaries of The
Thomson Corporation's Intellectual Property Resources
Group.

Alan N. Alpern has been Chief Financial Officer of the Company, which he co-founded, since January 1992 and was also Chairman of the Board from January 1992 until April 1995. From October 1995 until July 1997, he was a Director. Since October 1996, he has been Chief Financial Officer of American Pharmed Labs
Inc., a pharmaceutical company. Subsequent to fiscal year end, Mr. Alpern resigned as Chief Financial
Officer.

Robert S. Christie has been a Director of the Company since March 1997. Mr. Christie, an operations executive with extensive experience in the international real-time information industry and higher education markets, was named President and Chief Executive Officer of Thomson & Thomson
Corporation, a trademark and copyright services and information company, in November 1996. Prior to joining Thomson & Thomson, he was President of the McGraw-Hill College Book Company (1994-1996), and prior to that, Group Vice President for Equity
Information Services at Standard & Poor's Information
Company (1990-1994). Subsequent to fiscal year end, Mr. Christie resigned from the Board.

Charles C. Johnston has been a Director of the Company since October 1996. Mr. Johnston is Chairman of ISI Systems ("ISI"), a subsidiary of Teleglobe of Montreal. Previously he was founder, Chief Executive
Officer and President of ISI prior to its purchase by Teleglobe in November 1989.

During Fiscal 1998, resignations were submitted by former board members Stanley Bielak and Neal B.
Freeman.

All directors hold office until the next annual meeting of stockholders and until their successors are duly elected and qualified. Officers serve at the discretion of the Board of Directors, subject to rights, if any, under contracts of employment.

Other Significant Employees:

The following persons, although not executive officers, make significant business contributions to the Company:

  Michael Cassidy      Executive Vice President - General Manager
  Anthony D'Angelo     Director of Electronic Commerce Services
  Michele Golden       Executive Vice President - Business Development
  David Hubbard        Chief Technology Officer/Vice President of Engineering
  Walter M. Psztur     Vice President - Finance & Administration,
                         Corporate Secretary

Michael Cassidy is a co-founder of ICCSUB and Executive Vice President of the Company. From 1995-
1997, he was director of Business Development for New
Paradigm Software Corporation and provided management oversight for its Electronic Data Interchange (EDI) services. From 1992-1995, he was the Chief Executive
Officer of Greentree Software Inc., a Marlboro, MA software developer. From 1990-1992, he was President of Rivergate Systems, a networked imaging system provider.

Anthony D'Angelo is the Director of Electronic
Commerce Services. He joined the Company in April
1997 as Director of Integration Services from
Standard Motor Products, a $700 million NYSE automotive replacement parts manufacturer and distributor. As an Information System Manager with over 13 years of experience, he was responsible for developing and managing their corporate EDI/EC initiatives and systems for Standard's Canadian, Mid-
West, and Sales divisions.

Michele Golden is a co-founder of ICCSUB and Executive Vice President of the Company. From 1995-
1997, she was president and founder of New Paradigm
Golden-link, an Electronic Data Interchange (EDI) service provider. She served as the U.S. liaison in the Prime Minister's Office of Israel in 1994. From
1992-1994, she was vice president of Business
Development for CIS Corporation, an EDI service bureau. From 1985-1991, she was a commercial real estate broker for Cushman & Wakefield.

David Hubbard was named Chief Technology Officer and
Vice President of Engineering for the Company in April 1997. He has over 16 years of large system design experience, having been responsible as manager and individual contributor for the research and development of corporate software and technology as CTO for Track Data Corp., which provides real-time market data to institutional and individual investors. His leadership in collecting and disseminating valuable electronic information is fortified by his experience with of Internet technologies.

Walter M. Psztur has more than 19 years experience in business and finance. From 1993 - 1997 he was the Assistant Corporate Controller of Standard Motor
Products, a $700 million NYSE automotive replacement parts manufacturer and distributor. Previously he was the Corporate Accounting Manager at Breed
Technologies, Inc., an automotive safety products manufacturer. Mr. Psztur has significant experience in Financial and Operational organizations, systems and procedures.

Directors' Compensation

Directors of the Company do not receive any fixed compensation for serving on the Board. Board members will be reimbursed for all reasonable expenses incurred by them in connection with serving as directors of the Company. Each Director, other than the Chief Executive Officer, is granted a number of non-statutory stock options which vest ratably over time and are exercisable at a price determined on the date of grant.

Compliance with Section 16(a) of the Exchange Act

The Company is reviewing the reporting requirements as it relates to Section 16(a) of the Exchange Act and will take any steps necessary to bring its reporting persons into compliance.


Item 10.  Executive Compensation

The following table sets forth the compensation paid or accrued by the Company for services rendered during the fiscal years ended July 31, 1996, July 31, 1997 and July 31, 1998 to Arthur R. Medici, the Company's
President and former Chief Executive Officer, and the next four highest paid officers whose compensation was more than $100,000 in the years indicated.


Summary Compensation Table

                                                                  Long Term
                            Annual Compensation                   Compensation
                          --------------------------              ------------
                                                       Other
                                                       Annual
Name and                  Fiscal Years                 Compen-
Principal                    Ended                     sation
Position                    July 31,     Salary($)        $       Options(#)
-------------------       ------------   -----------   --------   ------------
Arthur R. Medici              1998       200,000 (1)        -0-           -0-
  President                   1997       102,000            -0-           -0-
                              1996           n/a            n/a           n/a

Thomas H. Lipscomb (2)        1998           n/a            n/a           n/a
  Former CEO and President    1997       145,833            -0-           -0-
                              1996       175,000            -0-           -0-

Alan N. Alpern (3)            1998           -0-        101,500 (1)       -0-
  Chief Financial Officer     1997           -0-        125,000           -0-
                              1996           -0-        125,000           -0-

(1) Accrued compensation aggregating approximately $40,000 for these two officers was in arrears as of July 31, 1998.
(2)  Mr. Lipscomb resigned as President and Chief
     Executive Officer on October 15, 1996.
(3) Mr. Alpern resigned as Chief Financial Officer on September 10, 1998.

Option/SAR Grants

There were no in-the money unexercised Options/SAR
Grants at fiscal year ended July 31, 1998.

Option Exercises

There were no Options/SAR Grants exercised during the fiscal year ended July 31, 1998.

Employment Agreements

The Company entered into an employment agreement as of November 1996 with its President, expiring in July 2000, as amended. The contract required aggregate annual salary of $175,000 to $225,000 and issuance of 14,000
Class B shares, 27,000 Class E-1 and E-2 shares. The shares are forfeited by the stockholder if the terms of the contract are not met. The Company has valued such shares in the amount of approximately $299,000 and is amortizing a compensation charge. The Company expensed approximately $75,000 and $112,000 for the years ended July 31, 1997 and 1998, respectively. In addition, the Company granted 70,000 options to purchase the Company's Class A Common Stock based upon future earning levels of which one-third immediately vested and the remaining two-thirds vest if certain earning levels are met during his employment term.

Effective January 1, 1992, and amended as of October
1994, the Company entered into a consulting agreement with Alan N. Alpern pursuant to which Mr. Alpern devotes more than half of his business time to the Company. Subsequent to fiscal year end Mr. Alpern resigned his position as Chief Financial Officer of the Company. The Company is currently renegotiating this agreement.

Stock Option Plans

Pursuant to the 1994 Stock Option Plan, (the "1994
Plan'') as amended by the Company's stockholders in 1998, the company may grant options to purchase an aggregate of 1,960,000 shares of the Company's Class
A Common Stock. The 1994 Plan provides for the grant to key employees of incentive stock options within the meaning of Section 422 of the Internal Revenue
Code of 1986, and for the grant of non-qualified stock options to eligible executive officers, directors and key employees of the Company. The 1994
Plan, which expires in 2004, is administered by the Board of Directors or a committee designated by the Board of Directors. The purposes of the 1994 Plan are to ensure the retention of existing executive personnel, key employees and consultants of the Company, to attract and retain new executive personnel, key employees and consultants and to provide additional incentive by permitting such individuals to participate in the ownership of the Company, and the criteria to be utilized by the Board of Directors or committee in granting options pursuant to the 1994 Plan will be consistent with these purposes.

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

Profit Sharing Plan

In January 1992, the Company adopted a Profit
Sharing Plan, pursuant to which an amount equal to 3.5% of the pretax profit of the Company for each fiscal year will be set aside for the benefit of such employees as are determined by the Board of Directors. No funding was provided through July 31, 1998 as the Company incurred a net loss for the period.


Item 11.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the number of shares of Common Stock owned beneficially as of the October
20, 1998 by each principal holder, director, each executive officer and all directors and executive officers as a group. Other than as disclosed in the following table and accompanying footnotes, the directors, the named executive officers, and the directors and executive officers as a group did not own any other equity securities of the Company.
Unless otherwise noted, each individual has sole voting and investment power. Fractional shares are rounded to the nearest whole number.



                                Class A             Class B            Redeemable
                            Common Stock (2)      Common Stock      Common Stock (3)
                            -----------------   -----------------   -----------------
                                                                                        % Vote of
Name and Address            Number              Number              Number              of all
of Beneficial Owner (1)     of shares     %     of shares     %     of shares     %     classes
------------------------    ---------   -----   ---------   -----   ---------   -----   ---------
Arthur R. Medici (2)               -      -       14,000     7.2      54,000     9.4      4.6
Alan N. Alpern (2)                 -      -        4,000     2.1           -      -        .8
Charles C. Johnston (2)        9,180      .7           -      -            -      -        .3

All executive officers
and directors as a
group (3 persons)              9,180      .7      18,000     9.3      54,000     9.4      5.7

Voting Trust (4)                   -      -      169,033    87.0     236,326    41.3     41.7
Michele Golden (5)           188,655    14.9           -      -            -      -       6.3
Michael Cassidy (5)          125,770    10.0           -      -            -      -       4.2


(1) Except as otherwise noted, each individual or entity has sole voting and investment power over the securities listed and the address of each beneficial owner is in care of the Company at its principal office at 805 Third Avenue, New York,
    New York 10022.

(2) The Executive officers and directors as a group hold a total of, 271,597 immediately exercisable options to purchase Class A Common Stock, 170,801 of which are "out of the money" at option prices of $2.50 or greater per share and 100,796 of which are "in the money" at option prices of approximately $.26. Mr. Medici holds 50,398 of these options and Mr. Alpern holds 50,398 of these options.

(3) The redeemable common stock includes shares of both Class E-1 Common Stock and Class E-2 Common
    Stock. As of July 31, 1998 the Class E Common
    Stock was no longer convertible into shares of Class A Common Stock. The Class E Common Stock will continue to retain its voting power until March 31, 1999, when all of the shares of the Class E Common Stock will be redeemed pursuant to their terms.

(4) Substantially all of the Class B Common Stock and
    Class E-1 Common Stock and Class E-2 Common Stock beneficially owned by Thomas H. Lipscomb, Alan
    N.  Alpern, and Michael T. Brooks constituting
    20.9%, 2.0% and 16.0% of the vote of all classes of common stock of the Company, respectively, have been deposited in the Voting Trust or are subject to an irrevocable proxy until February of 2000, except in the case of Mr. Brook's shares which are subject to the Company's option to purchase his Class B shares at any time.
    Pursuant to the Voting Trust and irrevocable proxy, the shares will be voted at the direction of a majority of the Company's non-management directors and Mr. Berman, subject to certain exceptions, including the dissolution or liquidation of the Company, certain mergers and sale of all or substantially all of the Company's assets. The shares deposited in the voting trust or irrevocable proxy will be released from the voting trust and irrevocable proxy on the sale of the shares by the beneficiary owner thereof.

(5) The co-founders of ICCSUB, Mr. Cassidy and Ms.
    Golden have Class A Common Stock to be issued, pursuant to the Merger of ICCSUB into the Company effective September 25, 1998. In addition, the co-founders have an aggregate of 130,790 shares of immediately exercisable options to purchase
    Class A Common stock at an option price of approximately $.26.

Voting Trust

Thomas H. Lipscomb (former Chairman of the Board and
President of the Company), and Alan N. Alpern (former
Chief Financial Officer of the Company) have deposited 449,098 substantially all of the shares of Common Stock beneficially owned by them and other members of their families, which includes Class B
Common Stock and Class E Shares of the Company into a voting trust (the "Voting Trust") until February 18,
2000.  As of May 1, 1998, 123,739 shares of Class B
Common Stock were forfeited pursuant to an Escrow
Agreement dated as of September 11, 1992 as amended
September 20, 1994 (the "Escrow Agreement") and such shares will be delivered by the Escrow Agent to the Company which may hold the shares in treasury or cancel the shares. As of June 19, 1998, Michael T.
Brooks has agreed to deposit 80,000 shares of Class B
Common Stock into the Voting Trust. Accordingly, as of June 19, 1998 the shares in the Voting Trust represent 46.5% of the total voting power of the Company. The shares of Common Stock held in the voting trust will be voted at the direction of a majority of the non-management directors of the Company and Richard J. Berman, the Chief Executive
Officer of the Company. The voting trust and the disproportionate vote afforded the Class B Common
Stock could serve to impede or prevent a change of control of the Company. As a result, potential purchasers may be discouraged from seeking to acquire control of the Company through the purchase of Class
A Common Stock, which could have a depressive effect on the price of the Company's securities.

The Company is unable to predict the effect that sales made under Rule 144, or otherwise, may have on the then prevailing market price of the Company's securities although any future sales of substantial amounts of securities pursuant to Rule 144 could adversely affect prevailing market prices.


Item 12.  Certain Relationships and Related Transactions

None


Item 13.  Exhibits, List and Reports on Form 8-K

13 (a)    Exhibits

3.1       Articles of Incorporation
3.2       By-Laws
4.2       Form of Underwriter's Option (1)
4.3       Form of Warrant Agreement (1)
4.5       Escrow agreement, as amended (1)
4.6       Form of warrant expiring February 18, 2002 (1)
9.1       Voting Trust
10.1      1992 Stock Option Plan (1)
10.2      1994 Stock Option Plan (1)
10.3      Employment Agreement with Thomas H. Lipscomb, as amended (1)
10.4      Consulting agreement with Alan N. Alpern, as amended (1)
10.5      Lease for Executive Offices, as supplemented (1)
10.6      License and Option Agreement dated February 9, 1994 between the Registrant and International Typeface Corporation  (1)***
10.7      Employment agreement with Charlton Calhoun III, as amended (1)
10.8      Agreement between International Typeface Corporation and the
           Company dated April 21, 1995 (2)
10.9      Employment Agreement with Arthur R. Medici (3)
10.10     Warrant Agreement, dated February 10, 1997 (4)
10.11     Amendment, dated February 10, 1997, to Warrant Agreement
           dated January  25, 1995 (4)
10.12     Form of Agent's Option (4)
10.13     M/A Agreement Extension (4)
10.14     Agreement with Copyright Clearance Center,
           dated December 12, 1996 (4)**
10.15     Formation and Stock Purchase Agreement, dated as of April 16, 1997 among the Company, Michele Golden and Michael Cassidy (6)
10.16     Notice to Class A and Class B Warrant Holders Regarding
           Anti-dilution Effect of the 1997 Private Placement (5)
10.17     Lease for Executive Offices (7)
11.1      Computation of Net Loss Per Share
27.1      Financial Data Schedule

* Incorporated by reference:

(1)  Incorporated by reference to the Company's
      Registration Statement on Form SB-2 (File no. 33-83940)
(2) Incorporated by reference to the Company's Report on Form 8-K dated April 21, 1995
(3) Incorporated by reference to the Company's Report on Form 8-K dated November 26, 1996
(4) Incorporated by reference to the Company's Report on Form 10-QSB dated January 31, 1997
(5) Incorporated by reference to the Company's Report on Form 8-K dated June 11, 1997
(6) Incorporated by reference to the Company's Report on Form 10-QSB dated April 30, 1997
(7) Incorporated by reference to the Company's Report on Form 10-QSB dated October 31, 1997

** This Document has been filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment. An excised version of the Document is being filed as an exhibit hereto.
***  Confidential treatment has been granted for portions of this Exhibit.


13 (b) Document List

          Independent Auditors' Report

          Financial Statements:

          Consolidated Balance Sheet
           July 31, 1998

          Consolidated Statement of Operations - Years Ended
           July 31, 1998 and 1997, and
           November 18, 1991 (Inception) to July 31, 1998

          Consolidated Statement of Changes in Shareholder Equity - Years Ended
           July 31, 1992; July 31, 1993; July 31, 1994; July 31, 1995
           July 31, 1996; July 31, 1997 and July 31, 1998

          Consolidated Statements of  Cash Flows - Years Ended
           July 31, 1998 and 1997 and
           November 18, 1991 (Inception) through July 31, 1998

13 (b) Reports on Form 8K

          On September 25, 1998, the Company filed a Current Report on Form 8-K.





                               SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             INTERNET COMMERCE CORPORATION
                                             Date:  October 29, 1998
                                             By:    /s/_Arthur R. Medici______
                                                    Arthur R. Medici, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Richard J. Berman______  Chief Executive Officer,      October 29, 1998
Richard J. Berman            Chairman of the Board
                              of Directors
                             (Principal Executive Officer)

/s/Arthur R. Medici________  President & Director          October 29, 1998
Arthur R. Medici

/s/Walter M. Psztur________  V. P. Finance &               October 29, 1998
Walter M. Psztur              Administration
                             (Chief Financial Officer,
                              Principal Accounting
                              Officer & Secretary)

/s/Charles C. Johnston_____  Director                      October 29, 1998
Charles C. Johnston




                                Exhibit Index


Exhibit                                                              Reference
Number                                                               Number
-------                                                              ---------
3.1     Articles of Incorporation                                      3.1
3.2     By-Laws                                                        3.2
4.2     Form of Underwriter's Option (1)                                *
4.3     Form of Warrant Agreement (1)                                   *
4.5     Escrow agreement, as amended (1)                                *
4.6     Form of warrant expiring February 18, 2002 (1)                  *
9.1     Voting Trust                                                   9.1
10.1    1992 Stock Option Plan (1)                                      *
10.2    1994 Stock Option Plan (1)                                      *
10.3    Employment Agreement with Thomas H. Lipscomb, as amended (1)    *
10.4    Consulting agreement with Alan N. Alpern, as amended (1)        *
10.5    Lease for Executive Offices, as supplemented (1)                *
10.6    License and Option Agreement dated February 9, 1994 between
         the Registrant and International Typeface Corporation (1)***   *
10.7    Employment agreement with Charlton Calhoun III, as amended (1)  *
10.8    Agreement between International Typeface Corporation and the
         Company dated April 21, 1995 (2)                               *
10.9    Employment Agreement with Arthur R. Medici (3)                  *
10.10   Warrant Agreement, dated February 10, 1997 (4)                  *
10.11   Amendment, dated February 10, 1997, to Warrant Agreement
         dated January  25, 1995 (4)                                    *
10.12   Form of Agent's Option (4)                                      *
10.13   M/A Agreement Extension (4)                                     *
10.14   Agreement with Copyright Clearance Center, dated
         December 12, 1996 (4)**                                        *
10.15   Formation and Stock Purchase Agreement, dated as of
         April 16, 1997 among the Company, Michele Golden and Michael
         Cassidy (6)                                                    *
10.16   Notice to Class A and Class B Warrant Holders Regarding
         Anti-dilution Effect of the 1997 Private Placement (5)         *
10.17   Lease for Executive Offices (7)                                 *
11.1    Computation of Net Loss Per Share                             11.1
27.1 Financial Data Schedule                                          27.1


* Incorporated by reference:

(1) Incorporated by reference to the Company's Registration Statement on Form SB-2 (File no. 33-83940)
(2) Incorporated by reference to the Company's Report on Form 8-K dated April 21, 1995
(3) Incorporated by reference to the Company's Report on Form 8-K dated November 26, 1996
(4) Incorporated by reference to the Company's Report on Form 10-QSB dated January 31, 1997
(5) Incorporated by reference to the Company's Report on Form 8-K dated June 11, 1997
(6) Incorporated by reference to the Company's Report on Form 10-QSB dated April 30, 1997
(7) Incorporated by reference to the Company's Report on Form 10-QSB dated October 31, 1997

** This Document has been filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment. An excised version of the Document is being filed as an exhibit hereto.

***  Confidential treatment has been granted for portions of this Exhibit.







                         INTERNET COMMERCE CORPORATION
               (FORMERLY INFOSAFE SYSTEMS, INC. AND SUBSIDIARY)

                         (a development stage company)


                             FINANCIAL STATEMENTS

                                 JULY 31, 1998





                         INDEPENDENT AUDITORS' REPORT



To the Board of Directors
Internet Commerce Corporation
New York, New York


      We have audited the accompanying consolidated balance sheet of Internet Commerce Corporation (formerly Infosafe Systems, Inc. and subsidiary), (a development stage company) as of July 31, 1998, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the two-year period ended July 31, 1998, and for the period from November 18, 1991 (inception) through July 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of Internet Commerce Corporation as of July 31, 1998, and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended July 31, 1998, and for the period from November 18, 1991 (inception) through July 31, 1998, in conformity with generally accepted accounting principles.

      The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A, the Company is in the development stage, has a negative working capital position and has incurred operating losses since inception which raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Richard A. Eisner & Company, LLP

New York, New York
September 23, 1998


With respect to Note A
September 25, 1998


With respect to Note L
October 23, 1998


With respect to Note J [3]
October 28, 1998




                       INTERNET COMMERCE CORPORATION
              (FORMERLY INFOSAFE SYSTEMS, INC. AND SUBSIDIARY)
                       (a development stage company)

                        CONSOLIDATED BALANCE SHEET

                            AS OF JULY 31, 1998



ASSETS

Current assets:
   Cash and cash equivalents                                              $     178,287
   Accounts receivable                                                            7,231
   Prepaid expenses and other assets                                            100,882
                                                                          --------------
      Total current assets                                                      286,400

Fixed assets                                                                    533,188
Software development costs                                                      714,298
Other assets                                                                      1,200
                                                                          --------------
      Total assets                                                        $   1,535,086
                                                                          --------------
                                                                          --------------

LIABILITIES

Current liabilities:
   Accounts payable                                                       $     575,031
   Bridge notes                                                                 232,557
   Capital lease obligation                                                      84,505
   Due to officers                                                               39,792
   Accrued expenses                                                             268,854
                                                                          --------------
      Total current liabilities                                               1,200,739

Capital lease obligation - less current portion                                 196,887
                                                                          --------------

      Total liabilities                                                       1,397,626
                                                                          --------------

Commitments and contingencies

Redeemable Common Stock                                                           5,729



STOCKHOLDERS' EQUITY

Common stock:
   Class A - par value $.01 per share, 40,000,000 shares authorized,
    one vote per share; 947,951 shares issued and outstanding                     9,480
   Class B - par value $.01 per share, 2,000,000 shares authorized,
    six votes per share; 194,397 shares issued and outstanding                    1,944
Additional paid-in capital                                                   14,532,208
Notes receivable                                                               (112,500)
Deficit accumulated during development stage                                (14,299,401)
                                                                          --------------
      Total stockholders' equity                                                131,731
                                                                          --------------

      Total liabilities and stockholders' equity                          $   1,535,086
                                                                          --------------
                                                                          --------------
                                                                          --------------


See independent auditors' report and notes to consolidated financial statements





                       INTERNET COMMERCE CORPORATION
              (FORMERLY INFOSAFE SYSTEMS, INC. AND SUBSIDIARY)
                       (a development stage company)

                   CONSOLIDATED STATEMENTS OF OPERATIONS



                                                    For the Year Ended               Period From
                                                          July 31,                 November 18, 1991
                                               -----------------------------     (Inception) through
                                                    1997            1998            July 31, 1998
                                               -------------    ------------     --------------------
Revenue:

   License fees                                                                  $      350,000

   Services                                    $                $     17,481             17,481

   Other                                             17,323            2,000            261,163
   --------------------------------------------------------------------------------------------------
      Total                                          17,323           19,481            628,644
   --------------------------------------------------------------------------------------------------


Expenses:

   Cost of revenue (including amortization
    of software development costs of
    $41,363 for the year ended July 31,
    1997 and $75 for the year ended
    July 31, 1998, and $137,001
    for the period November 18, 1991
    (inception) through July 31, 1998)               53,634           11,315            256,714

   Research and development                         713,442          575,802          3,300,838

   Selling, general and administrative            1,900,758        2,307,382          9,959,176

   Write-down of assets                             507,356          177,735          1,155,091
   --------------------------------------------------------------------------------------------------
      Total                                       3,175,190        3,072,234         14,671,819
   --------------------------------------------------------------------------------------------------
Operating (loss)                                 (3,157,867)      (3,052,753)       (14,043,175)
   --------------------------------------------------------------------------------------------------
Interest and investment income                       90,448           86,613            572,236

Settlement expense                                                                     (394,828)

Minority interest                                     1,000                               1,000

Interest expense                                     (1,647)         (31,041)          (426,234)
   --------------------------------------------------------------------------------------------------
NET (LOSS)                                     $ (3,068,066)    $ (2,997,181)    $  (14,291,001)
   --------------------------------------------------------------------------------------------------
BASIC AND DILUTED (LOSS) PER COMMON SHARE      $      (3.61)    $      (2.79)
   ---------------------------------------------------------------------------

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 OUTSTANDING - BASIC AND DILUTED (LOSS)
 PER SHARE                                          849,980        1,075,718
   ___________________________________________________________________________


See independent auditors' report and notes to consolidated financial statements



                        INTERNET COMMERCE CORPORATION
               (FORMERLY INFOSAFE SYSTEMS, INC. AND SUBSIDIARY)
                        (a development stage company)

         Consolidated Statements of Changes in Stockholders' Equity
   For the Period from November 18, 1991 (Inception) through July 31, 1998


                                                                                        Unreal-
                                                                                        ized
                                                                                        Gain
                                                                          (Deficit)     (loss) on
               Class A           Class B                                  Accumulated   Market-     Total            Redeemable
             Common Stock      Common Stock     Additional                During the    able        Stock-          Common Stock
           ----------------- ----------------   Paid-in      Note         Development   Secur-      holders'     ---------------
           Shares    Amount  Shares    Amount   Capital      Receivable   Stage         ities       Equity       Shares   Amount
           ---------------------------------------------------------------------------------------------------------------------
Issuance
 of common
 stock on
 January
 8, 1992
 at
 $.007412
 per share                      20,180 $   21   $       129                                         $       150
Issuance
 of common
 stock on
 January
 8, 1992
 at
 $.007412
 per share
 (includ-
 ing ser-
 vices
 rendered)                   1,479,807  1,540         9,460                                              11,000
Rent con-
 tributed
 by stock-
 holder
 from
 March 1,
 1992 to
 July 31,
 1992                                                 5,000                                               5,000
Costs as-
 sociated
 with sale
 of pre-
 ferred
 shares                                              (2,500)                                             (2,500)
Net (loss)                                                                $   (149,580)                (149,580)

-----------------------------------------------------------------------------------------------------------------------------------
Balance as
 at July
 31, 1992                    1,499,987  1,561        12,089                   (149,580)                (135,930)
Issuance
 of shares
 from
 November
 1992 to
 June 1993
 at $4.00
 per share   378,125 $ 3,781                      1,508,719                                           1,512,500
Costs as-
 sociated
 with
 sales of
 common
 shares
 from
 November
 1992 to
 June 1993                                         (271,725)                                          (271,725)
Warrants
 issued as
 compensa-
 tion at
 $.04 per
 warrant                                             20,000                                             20,000
Warrants
 issued
 with debt                                              500                                                500
Dividends
 on pre-
 ferred
 shares                                                                        (11,250)                (11,250)
Net (loss)                                                                  (1,113,454)             (1,113,454)

-----------------------------------------------------------------------------------------------------------------------------------
Balance at
 July 31,
 1993        378,125   3,781 1,499,987  1,561     1,269,583                 (1,274,284)                    641
Issuance
 of shares
 in
 September
 1993 at
 $4.00 per
 share       137,500   1,375                        548,625                                            550,000
Costs as-
 sociated
 with sale
 of common
 shares in
 September
 1993                                               (78,733)                                           (78,733)
Dividends
 on pre-
 ferred
 shares                                                                         (6,150)                 (6,150)
Shares is-
 sued for
 services
 in
 December
 1993 and
 March
 1994 at
 $4.60 per
 share         9,750      98                         44,752                                            44,850
Shares is-
 sued as
 compensa-
 tion in
 July 1994
 at $4.60
 per share    12,500     125                         57,375                                            57,500
Transfer
 of shares     5,000      50   (5,000)    (5)           (45)
Net (loss)                                                                    (837,357)              (837,357)
Stock di-
 vidend on
 Class A
 and
 Class B
 common
 stock                                              (20,378)                                          (20,378)  2,037,862  $20,378
Stock
 to be
 issued to
 holders
 of pre-
 ferred
 shares,
 options
 and
 warrants                                            (6,568)                                           (6,568)    656,882    6,568

-----------------------------------------------------------------------------------------------------------------------------------
Balance as
 at July
 31, 1994    542,875   5,429 1,494,987  1,556     1,814,611                 (2,117,791)              (296,195)  2,694,744   26,946
Warrants
 issued
 with debt
 in
 September
 1994                                                75,000                                            75,000
Issuance
 of shares
 in
 January
 and
 February
 1995 at
 $5.00 per
 share     1,782,500  17,825                      8,894,675                                          8,912,500
Cost as-
 sociated
 with sale
 of common
 shares in
 January
 and
 February
 1995                                            (1,693,447)                                        (1,693,447)
Warrants
 issued for
 compensa-
 tion                                                54,186                                             54,186
Shares is-
 sued and
 cancella-
 tion of
 accrued
 dividends
 in
 settlement
 with pre-
 ferred
 stock-
 holder in
 July 1995    40,038     400                         49,600                      9,000                  59,000
Exercise
 of
 warrants
 in July
 1995         55,500     555                         27,195                                             27,750          30
Net (loss)                                                                  (2,628,783)             (2,628,783)
Unrealized
 gain on
 market-
 able se-
 curities                                                                                90,320         90,320

-----------------------------------------------------------------------------------------------------------------------------------
Balance as
 at July
 31, 1995  2,420,913  24,209 1,494,987  1,556     9,221,820                 (4,737,574)  90,320      4,600,331   2,694,774   26,946
Class B
 common
 stock
 exchanged
 for Class
 A common
 stock in
 August
 1995          8,000      80   (8,000)    (8)           (72)
Class B
 common
 stock
 exchanged
 for Class
 A common
 stock in
 October
 1995         12,000     120  (12,000)   (12)          (108)
Class B
 common
 stock
 exchanged
 for Class
 A common
 stock in
 November
 1995          5,937      59   (5,937)    (6)           (53)
Warrants
 exercised
 in
 November
 1995        275,000   2,750                        134,750                                            137,500
Stock
 options
 exercised
 in
 January
 1996          5,000      50                         19,950                                             20,000
Stock
 options
 exercised
 April
 1996          5,000      50                         19,950                                             20,000
Warrants
 exercised
 in April
 1996          3,125      31                          7,782                                              7,813
Warrants
 issued
 for
 settle-
 ment in
 June 1996                                          168,750                                            168,750
Stock
 options
 exercised
 in June
 1996         30,833     308                        123,024                                            123,332
Class B
 common
 stock
 exchanged
 for Class
 A common
 stock in
 June 1996   123,221   1,232 (123,221)  (123)        (1,109)
Class B
 common
 stock
 exchanged
 for Class
 A common
 stock in
 July 1996    19,520     196  (19,520)   (20)          (176)
Shares
 canceled                                                74                                                74       (7,500)     (74)
Net (loss)                                                                  (3,496,580)            (3,496,580)
Unrealized
 (loss) on
 market-
 able se-
 curities                                                                                 (84,768)    (84,768)

-----------------------------------------------------------------------------------------------------------------------------------
Balance as
 at July,
 31, 1996  2,908,549  29,085 1,326,309  1,387     9,694,582                 (8,234,154)     5,552   1,496,452    2,687,274   26,872
Class B
 common
 stock
 exchanged
 for Class
 A common
 stock in
 August
 1996         16,760     167  (16,760)   (17)          (150)
Stock
 options
 exercised
 in
 September
 1996         15,000     150                         59,850                                            60,000
Class B
 common
 stock
 exchanged
 for Class
 A common
 stock in
 November
 1996          3,760      38   (3,760)    (4)          (34)
Capital
 contri-
 bution of
 officers
 deferred
 salaries
 in
 January
 1997                                              145,784                                             145,784
Shares
 issuable
 with
 employ-
 ment
 contract
 of
 November
 1996                           70,000     70       71,873                                              71,943      270,000   2,700
Shares
 issued
 as com-
 pensation
 in
 November
 1996 at
 $3.87 per
 share         6,968      70                        26,930                                              27,000
Class B
 common
 stock
 exchanged
 for Class
 A common
 stock in
 December
 1996          3,223      32   (3,223)    (3)          (29)
Issuance
 of shares
 in
 February
 through
 April
 1997 at
 $3.15 per
 share     1,603,260  16,034                     5,033,966                                           5,050,000
Cost as-
 sociated
 with sale
 of common
 stock in
 February
 through
 April
 1997                                             (884,766)                                           (884,766)
Exercise
 of
 warrants
 in June
 1997         63,681     636                        27,864                                              28,500
Exercise
 of
 warrants
 in July
 1997         99,218     992                          (992)
Shares
 canceled                                              930                                                 930     (93,000)   (930)
Net (loss)                                                                  (3,068,066)             (3,068,066)
Unrealized
 gain on
 market-
 able se-
 curities                                                                                   3,376        3,376
--------------------------------------------------------------------------------------------------------------------------------
Balance
 as at
 July 31,
 1997      4,720,419  47,204 1,372,566  1,433   14,175,808                 (11,302,220)     8,928    2,931,153    2,864,274   28,642
--------------------------------------------------------------------------------------------------------------------------------

Issuance
 of common
 stock on
 June 19,
 1998 at
 $.28125
 per share                     400,000    400      112,100 ($112,500)
Class B
 common
 stock
 exchanged
 for Class
 A common
 stock in
 May 1998      9,669      97    (9,669)    (9)         (88)
Class B
 common
 stock
 exchanged
 for Class
 A common
 stock in
 June 1998     9,669      97    (9,669)    (9)         (88)
Amortiza-
 tion of
 value of
 B Shares
 - employ-
 ment con-
 tract of
 November
 1996                                              111,971                                              111,971
Escrow
 shares
 canceled                     (781,244)  (781)         781
Fair value
 of war-
 rants on
 bridge
 note
 financing                                          71,803                                              71,803
Net (loss)                                                                  (2,997,181)             (2,997,181)
Unrealized
 (loss) on
 market-
 able sec-
 urities                                                                                    (8,928)     (8,928)
-------------------------------------------------------------------------------------------------------------------------------
Balance as
 at July
 31, 1998
 - before
 reverse
 stock
 split     4,739,757 $47,398   971,984 $1,034  $14,472,287  ($112,500)    ($14,299,401)                108,818    2,864,274 $28,642
-----------------------------------------------------------------------------------------------------------------------------------

Adjust-
 ment for
 reverse
 stock
 split    (3,791,806)(37,918) (777,587)   910       59,921                                              22,913   (2,291,420 (22,913)
-----------------------------------------------------------------------------------------------------------------------------------
Balance
 as at
 July 31,
 1998
 - after
 reverse
 stock
 split       947,951 $ 9,480   194,397 $1,944  $14,532,208  ($112,500)    ($14,299,401)               $131,731      572,854$ 5,729
----------------------------------------------------------------------------------------------------------------------------------


See independent auditors' report and notes to consolidated financial statements


                          INTERNET COMMERCE CORPORATION
               (FORMERLY INFOSAFE SYSTEMS, INC. AND SUBSIDIARY)
                          (a development stage company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                              Period From
                                                       For the Year Ended July 31,         November 18, 1991
                                                     --------------------------------       (Inception) to
                                                          1997             1998              July 31, 1998
                                                     --------------   ---------------      -----------------
Cash flows from operating activities
 Net (loss)                                          $ (3,068,066)     $ (2,997,181)       $ (14,291,001)
 Adjustments to reconcile net (loss) to net cash
  (used in) operating activities:
    Depreciation and amortization                         156,853           135,621              843,690
    Loss on disposal of equipment held for lease              682                                    682
    Services contributed by stockholder                                                          138,240
    Write-down assets                                     507,356           177,735            1,155,091
    Common stock and warrants issued for
     compensation and settlement                          101,643           111,971              436,550
    Contribution of capital by employees/
     stockholders                                         145,784                                145,784
    Amortization of debt discount                                             8,413                8,413
    Minority interest                                      (1,000)                                (1,000)
    (Increase) decrease in:
       Accounts receivable, prepaid expenses and
        other assets                                     (166,445)           65,688             (175,678)
    Increase (decrease) in:
       Accounts payable, notes payable,
        accrued expenses                                   83,888           534,584              884,631
       Due to stockholders                                (56,163)          (60,000)
    -----------------------------------------------------------------------------------------------------
          Net cash (used in) operating activities      (2,295,468)       (2,023,169)         (10,854,598)
    -----------------------------------------------------------------------------------------------------

Cash flows from investing activities:
 Equipment held for lease                                                                       (794,773)
 Capitalization of software development costs                              (714,373)            (921,188)
 Purchases of fixed assets                                (32,332)         (435,896)            (935,233)
 Purchases of marketable securities                    (2,640,017)         (778,745)         (16,083,295)
 Sales of marketable securities                         1,052,626         3,268,762           16,083,295
 Patents, copyrights and trademarks                                                              (84,631)
    -----------------------------------------------------------------------------------------------------
          Net cash provided by (used in) investing
           activities                                  (1,619,723)        1,339,748           (2,735,825)
    -----------------------------------------------------------------------------------------------------

Cash flows from financing acitivies:
 Proceeds from issuance of common stock                 5,050,000                             16,075,260
 Costs in connection with sale of common stock           (884,766)                            (2,912,671)
 Proceeds from issuance of Series A convertible
  redeemable preferred stock                                                                     125,000
 Redemption of Series A cumulative convertible
  preferred stock                                                                                (75,000)
 Payment of dividends                                                                             (8,400)
 Proceeds from financing lease                                              312,639              340,715
 Payment of financing lease                                (9,329)          (41,611)             (59,330)
 Payment of purchase agreement                            (15,000)          (70,000)            (212,840)
 Proceeds from subordinated debenture                                                            100,000
 Payment of subordinated debenture                                                              (100,000)
 Exercise of warrants and options                          88,500                                424,895
 Proceeds from bridge loan                                                  295,000            1,795,000
 Payment of bridge loan                                                                       (1,500,000)
 Proceeds from loan payable                                27,180                                 27,180
 Payment of loan payable                                                    (27,180)             (27,180)
 Payment of deferred financing costs                                                            (224,919)
 Repayment of loan from stockholder
 Capital contribution from minority stockholder             1,000                                  1,000
    -----------------------------------------------------------------------------------------------------
          Net cash provided by financing
           activities                                   4,257,585           468,848           13,768,710
    -----------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash
 equivalents                                              342,394          (214,573)             178,287

Cash and cash equivalents, beginning of year.              50,466           392,860
    -----------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of year.              $    392,860     $     178,287       $      178,287
    -----------------------------------------------------------------------------------------------------
    -----------------------------------------------------------------------------------------------------

Supplemental schedule of noncash financing
 activities:
   Stock dividend on Class A and Class B
    common shares                                                                          $      20,378
   Stock to be issued to holders of preferred
    shares, options and warrants                                                                   6,568
   Notes receivable in exchange for common stock                      $     112,500
   Debt discount in connection with bridge loan                              71,803              146,803
   Financing of Design Palette                                                                   227,840
   Class A common stock issued in settlement
    with preferred stockholder                                                                    50,000

Supplemental disclosure of cash flow information:
 Cash paid for interest during the period            $      1,647      $     21,681              106,733



See independent auditors' report and notes to consolidated financial statements







         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - THE COMPANY:

     Internet Commerce Corporation (the "Company" or "ICC"), formerly Infosafe Systems, Inc., is engaged in the design, development, and marketing of systems for securing, controlling, delivering and auditing electronic documents, and files primarily over the Internet. The Company believes its technology and methods address critical areas of electronic commerce and is seeking to position itself as an independent third party to authenticate, certify, validate, authorize and deliver secure transactions for electronic information.

     The Company initially developed a hardware-based distribution system, which it abandoned during the fiscal year ended July 31, 1997. In the third fiscal quarter ended
April 30, 1998, the Company abandoned its operations and support for its advanced imaging system products and its electronic vending system for on-demand authorization to photocopy copyrighted material, known as the CopyRight Metering System. This action was taken due to the Company's inability to generate sufficient revenue from these products or to achieve any significant market penetration, its need to conserve cash resources, and its decision to accelerate the development and marketing of Internet-based products and services for the electronic commerce ("EC") marketplace.

     The Company launched the CommerceSense(TM) system for corporations and their trading partners during the third quarter ended April 30, 1998. CommerceSense was designed to provide a cost-effective alternative to Value Added Network
(VANs) for traditional Electronic Data Interchange ("EDI") users and new EC participants. The system can be accessed using a standard Web browser or virtually any other communications protocol. The Company is seeking to raise additional financing to accelerate the commercial introduction and marketing of its EDI/EC secure services.

     Subsequent to fiscal year end, effective September 25, 1998, the Company merged its majority owned subsidiary ("ICCSUB" or the "subsidiary") into the Company. The merged Company was then renamed "Internet Commerce Corporation". In addition, the Company completed a 1 for 5 reverse stock split (the "stock split"). The stock split has been reflected in the Company's consolidated balance sheet and consolidated statement of operations, adjusted in the consolidated statements of changes in stockholders equity and notes to consolidated financial statements. The three minority holders of the 16.7% of the shares of common stock of ICCSUB not already owned by the Company will receive, in exchange for each of such shares, 16.72474 shares of Class A Common Stock.

     The Company has incurred substantial losses since inception, and anticipates losses to continue as the Company attempts to market and develop its service. The Company has a negative working capital position, and is actively pursuing long-term and short-term financing which may include debt and equity financing. Although management believes that the Company will be successful in developing and marketing its service as well as obtaining the necessary financing, there can be no assurance that it will be able to do so. These factors raise substantial doubt regarding the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     [1] Principles of consolidation:

     The accompanying consolidated financial statements include the accounts of the Company and it's 83.3% owned subsidiary.
All significant intercompany accounts and transactions have been eliminated in consolidation.

     [2] Revenue recognition:

     The Company accounts for its revenues in accordance with Statement of Position 97-2 ("SOP 97-2"), "Software Revenue Recognition", issued by the American Institute of Certified Public Accountants. SOP 97-2 provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions.

     The Company's revenues are derived from services which include subscription fees, implementation fees and consulting fees. Subscription fees are for use of the Company's service and are recognized over the service period. Implementation fees are generally billed in the period the new customer is activated. Consulting fees are recognized as services are performed.

     [3]  Depreciation and amortization:

     Office and technology equipment, software, and furniture and fixtures are stated at cost and are depreciated on the straight-line method over three to seven years. Leasehold improvements are amortized using the straight-line method over the shorter of the lease or the estimated useful life of the asset.

     [4]  Software development costs:

     Costs related to the conceptual formulation and design of software are expensed as research and development. Certain software development costs incurred during the fiscal year were capitalized. A detailed product and program design had been completed and the Company established that the necessary skills, hardware, and software technology were available to the Company to produce the product. The completeness of the detail program design and its consistency with the product design have been confirmed. The detail program design has been reviewed for high risk development issues and any uncertainties related to identified highrisk development issues have been resolved through coding and testing. Capitalized software costs are amortized over a maximum of three years or the expected life of the product, whichever is less.

     [5]  Loss per share of common stock:

     The Company calculates its loss per share under the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 requires dual presentation of "basic" and "diluted" loss per share on the face of the statement of operations. In accordance with SFAS 128, which was adopted by the company in 1998 and retroactively applied in 1997, basic and diluted net loss per common share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during each period. No effect has been given to Class E-1 shares and Class E-2 shares, options or warrants in the diluted computation as their effect would be antidilutive.

     [6]  Income taxes:

     The Company accounts for income taxes in accordance with Statement of Accounting Standards No. 109, "Accounting for
Income Taxes" ("SFAS 109"). SFAS 109 measures deferred income taxes by applying enacted statutory rates in effect at the balance sheet date to the differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. The resulting asset was fully reserved since management is unable to conclude that it is more likely than not that the benefit will be realized.

     [7]  Statement of cash flows:

     For purposes of the statement of cash flows, the Company considers all highly liquid cash investments purchased with an original maturity of three months or less to be cash equivalents.

     [8]  Use of estimates:

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

     [9]  Impairment of long-lived assets:

     The Company adopted SFAS 121, "Accounting for Long-Lived
Assets and for Long-Lived Assets to be Disposed Of" during the year ended July 31, 1997. SFAS 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable assets and goodwill related to those assets. During the year ended July 31, 1997, the Company wrote down its software development costs, patents and trademarks, copyrights and equipment previously held for lease in aggregate of $ 507,356 and during the year ended July 31, 1998, the Company wrote down its prepaid licensing fee, notes receivable and equipment previously held for lease in the aggregate of $177,735. Since inception the Company has written off $1,155,091 of long-lived assets.

      [10] Stock-based compensation:

      The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." The Financial Accounting Standards Board issued SFAS 123, "Accounting for Stock-Based Compensation."
SFAS 123 established a fairvalue-based method of accounting for stock-based compensation plans. The Company has adopted the disclosure requirements of SFAS 123 and has presented the proforma effects on net loss and loss per share of common stock as if SFAS 123 had been adopted, as well as certain other information.

     [11] Recently issued accounting pronouncements:

     In June 1997, the Financial Accounting Standards Board issued SFAS 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period, resulting from transactions and other events and circumstances from nonowner sources. The Company is reviewing the impact of adopting SFAS 130, which will be effective for the Company for the year ending July 31, 1999.



NOTE C - PREPAID AND OTHER ASSETS:

     Prepaid and other assets consist of the following:

          Prepaid insurance              $ 46,756
          Prepaid expenses and other       54,126
                                         --------
                              Total      $100,882
                                         --------
                                         --------


NOTE D  - FIXED ASSETS:

     Fixed assets consist of the following:

          Office and technology equipment (including
           capital lease of $312,639)                   $761,102
          Furniture and fixtures                          91,196
          Office software                                 56,385
          Leasehold improvements                          31,044
                                                        --------
                                             Total       939,727

          Less accumulated depreciation                  406,539
                                                        --------
                                             Total      $533,188
                                                        --------
                                                        --------


NOTE E - ACCRUED EXPENSES:

     Accrued expenses consist of the following:

          Legal and professional fees              $ 35,000
          Rent                                       98,095
          Other                                     135,759
                                                   --------
                                       Total       $268,854
                                                   --------
                                                   --------


NOTE F - REDEEMABLE COMMON STOCK:

     As of July 31, 1998, the Company failed to achieve the specified earnings levels or bid prices and accordingly the Class E Common Stock is no longer convertible into shares of Class A Common Stock. The Class E Common Stock will continue to retain its voting power until March 31, 1999, when all of the shares of the Class E Common Stock will be redeemed pursuant to their terms.

               1)  Class E-1 par value $.01 per share
                   2,000,000 shares authorized, one vote per share; 286,427 shares issued and to be issued redemption value $.0005 per share

               2)  Class E-2 par value $.01 per share
                   2,000,000 shares authorized, one vote per share; 286,427 shares issued and to be issued redemption value $.0005 per share



NOTE G - STOCKHOLDERS' EQUITY:

     [1]  Common shares:

     Class A Common Stock and Class B Common Stock are identical in all respects except Class A Common Stock has one vote per share and Class B Common Stock has six votes per share.
The Class A Common Stock and Class B Common Stock vote together as a single class on all matters on which stockholders may vote, except when class voting may be required by applicable law.

     Holders of Class A Common Stock are entitled to receive such dividends, together with the holders of Class B Common Stock, pro rata based on the number of shares held, when, as and if declared by the Board of Directors, from funds legally available therefor, subject to the rights of holders of any outstanding Preferred Stock. In the event of the liquidation, dissolution or winding up of the affairs of the Company, all assets and funds of the Company remaining after the payment of all debts and other liabilities, subject to the rights of the holders of any outstanding Preferred Stock, shall be distributed, pro rata, among the holders of the Class A Common Stock and Class B Common Stock.

     [2]  Preferred stock:

     The Company has five million shares authorized with a par value of $.01, and as of July 31, 1998, no shares have been issued.

     [3] As of July 31, 1998 the Company had the following common stock warrants outstanding or issuable:

                            Number of          Exercise    Expiration
                            Shares             Price       Date
                            --------------     --------    ------------------
Miscellaneous                 3,750            $12.50      September 10, 1998

Class A                     942,944 (a)(b)     $29.10      February 18, 2002

Class B                     756,510 (b)        $39.15      February 18, 2002

Bridge Warrants Issuable     88,500 (c)        $ 2.50      June 30, to July
                                                            16, 2001

          (a)  Upon exercise, holder is entitled to
               one share of Class A Common Stock and one share of Class B Warrant.

          (b)  Class A and Class B Warrants are
               redeemable at $.25 per warrant under certain conditions.

          (c)  The Bridge Warrants entitle the holder to purchase
               .3 shares of Class A Common Stock for each $1.00 of principal amount of Bridge Notes purchased at an exercise price of $2.50 per share, for a period of from six months after the date of issuance of the Bridge Note Unit, until the date which is three years thereafter. Under certain circumstances the Company may accelerate the Expiration Date.

     [4]  Stock option plan:

1994 Stock Option Plan before amendment:

     In August 1994, the Company adopted a 1994 Stock Option Plan (the "Plan") under which incentive stock options and nonqualified stock options may be granted to purchase the Company's Class A
Common Stock through 2004. The number of shares of Class A
Common Stock reserved for issuance under the plan was 400,000, excluding the assumption of the ICCSUB Plan, as of July 31, 1998. Options are to be granted at a price not less than the fair market value of the Company's Class A shares on the date of grant. There were 152,600 outstanding options to purchase Class A Common Shares under this plan for the year ended July 31, 1998. Options to purchase 79,264 Class A
Common Shares were exercisable as of July 31, 1998. The
Company had 247,400 options reserved for future issuance under the Plan as of July 31, 1998. Subsequent to fiscal year end the plan was amended. (See 1994 Stock Option Plan, as amended with assumption of the ICCSUB Plan)

1992 Stock Option Plan

     The Company's 1992 Stock Option Plan was terminated upon adoption of the 1994 Plan. Options to purchase 4,000 Class A
Common Shares previously granted under the 1992 Plan are outstanding and exercisable as of July 31, 1998.

1997 ICCSUB Stock Option Plan:

     In May 1997, ICCSUB adopted a 1997 Incentive and Non-Qualified Stock Option Plan under which options may be granted to purchase ICCSUB Common Stock. The number of shares reserved for issuance under the Plan is 350,000.
There were 317,500 outstanding ICCSUB options to purchase ICCSUB Class A Common Shares under this plan for the year ended July 31, 1998. Options to purchase 40,835 ICCSUB Class A Common Shares were exercisable as of July 31, 1998. Such options were granted at the estimated market value of the Common Stock at the time of grant. Subsequent to fiscal year end, the ICCSUB Stock Option Plan became part of the Company's 1994 Stock Option Plan as amended. (See 1994 Stock Option Plan, as amended with assumption of the ICCSUB Plan)

1994 Stock Option Plan as amended:

     Subsequent to fiscal year end, the 1994 Stock Option Plan was amended. The number of authorized shares was increased to 1,960,000 to accommodate the assumption of the ICCSUB 1997 Stock Option Plan and to issue an amount of options to its employees and directors which exceeded the number of options previously available.

     There were 1,224,054 outstanding options to purchase Class A
Common Shares under this amended plan for the year ended July
31, 1998. Options to purchase 233,612 Class A Common Shares were exercisable as of July 31, 1998. The Company had 735,946 shares reserved for future issuance under the Plan as of July
31, 1998. During two separate Board of Directors Meetings held subsequent to fiscal year end, the Company granted options to purchase a total of 555,482 shares of Class A Common Stock to directors and employees. The Company had 180,464 options reserved for future issuance under the Plan as of October 1, 1998.

Underwriter Warrants:

     The underwriter for the Company's initial public offering was granted an option to purchase 31,000 shares of Class A Common Stock, 34,633 Class A Warrants and 34,633 Class B Warrants. The option was exercisable on January 17, 1996 and expires on February 18, 2002 at an exercise price of $33.75 per share of Class A Common Stock, $.50 per Class A Warrant and $.25 per Class B Warrant.

     The underwriter for the Company's 1997 private placement were issued warrants to purchase 112,229 shares of Class A
Common Stock, 125,383 Class A Warrants and 125,383 Class B
Warrants.  Each Class A Warrant is exercisable until February
18, 2002 to purchase one share of Class A Common Stock and one Class B Warrant at an exercise price which was equal to $32.50 per share. Each Class B Warrant is exercisable until February
18, 2002 to purchase one share of Class A Common Stock at an exercise price which was equal to $41.25 per share.

     The Company applies APB Opinion 25 and related interpretations in accounting for its options. Accordingly, no compensation cost has been recognized for its employee stock option grants. Had the compensation cost for the Company's stock options grants been determined based on the fair value at the grant dates for awards consistent with the method of SFAS 123, the Company's net loss and loss per share would have increased the pro forma amounts indicated below:

                                                 JULY 31,
                                           1997           1998
                                      -------------  -------------
Net Loss              As reported     $ (3,068,066)  $ (2,997,181)
                      Pro forma       $ (3,808,530)  $ (3,245,320)

Net Loss Per Share    As reported     $      (3.61)  $      (2.79)
                      Pro forma       $      (4.48)  $      (3.02)

The resulting effect on pro forma net loss and net loss per share disclosed for the year ended July 31, 1997 and July 31, 1998 is not likely to be representative of the effects on net loss and net loss per share on a pro forma basis in future years, because the year ended July 31, 1997 and July 31, 1998 pro forma results include the impact of only two and three years, respectively, of grants and related vesting, while subsequent years will include additional grants and vesting.

A summary of the status of the Company's 1994 and 1992 Stock
Option Plans as of July 31, 1997 and 1998, and changes during the years ending on those dates is presented below:


(Shares in thousands)
                               1997                           1998
                     -------------------------     -------------------------
Options              Shares   Weighted-Average     Shares   Weighted-Average
                              Exercise Price                Exercise Price
-----------------    ------   ----------------     ------   ----------------
Outstanding at
beginning of year    147.8         $23.30           183.8         $21.83

Granted               94.0         $20.12            44.0         $10.03

Exercised             (3.0)        $20.00

Forfeited            (55.0)        $22.95           (71.2)        $19.33

Outstanding at
end of year          183.8         $21.83           156.6         $19.65

Options exercisable
at year-end           88.4         $23.73            83.3         $19.82
exercisable at


The following table summarizes information about stock options outstanding as of July 31, 1998:


(Shares in thousands)
                        Options Outstanding               Options Exercisable
                ------------------------------------    ------------------------
                              Weighted-
                Shares        Average      Weighted-     Shares        Weighted-
Range of        Outstanding   Remaining    Average       Exercisable   Average
Exercise        as of         Contractual  Exercise      as of         Exercise
Prices          07/31/98      Life         Price         07/31/98      Price
-------------   -----------   -----------  ---------     -----------   ---------
$9.38             9           9.0 years    $ 9.38         3.0          $ 9.38
$17.50-$25.00   147.6         8.1 years    $20.28        80.3          $20.21

                156.6         8.1 years    $19.65        83.3          $19.82


     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997 and 1998: dividend yield of zero (0%) percent, expected volatility of eighty-two (82%) for 1997 and ninety-two (92%) percent for 1998, weighted average risk-free interest rate of 5.99% for 1997 and 5.90% for 1998 and expected life of three years. The weighted average fair value at date of grant for options granted during the years ended July 31, 1997 and July
31, 1998 was $11.76 and $6.15 per option, respectively.

     [5]  Note Receivable:

     The Company holds a promissory note for $112,500 at an interest rate of 10%. The maturity date is December 31, 1998. The note was received in connection with the sale of 80,000 shares of Class B Common Stock to an existing shareholder.


NOTE H - INCOME TAXES:

     [1]  Federal income taxes:

     The Company has a net operating loss carryforward for tax purposes of approximately $14 million as of July 31, 1998.
This carryforward expires from 2007 to 2013. Certain development stage expenses have been capitalized for tax purposes and are being amortized over a sixty-month period beginning on September 1, 1993.

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

     [2]  Deferred income taxes:

     The principal components of deferred tax assets, liabilities and the valuation allowance are as follows:

                                               July 31, 1998
                                               -------------
  Deferred tax assets:
    Accrued expenses                            $    61,000
    Write-down of assets                            408,000
    Federal, state and local net
     operating loss carryforwards                 6,695,000
                                                ------------
                                       Total      7,164,000
                                                ------------

  Less deferred tax liabilities:
    Capitalized software
     development costs                             (336,000)
    Depreciation                                    (33,000)
                                                ------------
                                       Total       (369,000)
                                                ------------
    Net Asset                                     6,795,000

    Valuation allowance                          (6,795,000)
                                                ------------
    Net deferred tax asset                      $   - 0 -
                                                ------------


The Company's effective tax rate varied from the statutory federal income tax rate as follows:

                                                       July 31,
                                                  -----------------
                                                   1997      1998
                                                  -------   -------
   Expected tax rate (benefit)                    (34.0)%   (34.0)%
  Increase in taxes resulting from:
    Non deductable items                           - 0 -%     1.0 %
  Increase in Valuation allowance                  34.0 %    33.0 %
                                                  -------   -------
       Effective tax rate                          - 0 -%    - 0 -%
                                                  -------   -------


NOTE I - COMMITMENTS:

    [1]  Employment and consulting agreements:

    (a) The Company entered into an employment agreement as of November 1996 with its President, expiring in July 2000, as amended. The contract required aggregate annual salary of $175,000 to $225,000 and issuance of 14,000 Class B shares, 27,000 Class
E-1 and E-2 shares. The shares are forfeited by the stockholder if the terms of the contract are not met. The
Company has valued such shares in the amount of approximately
$299,000 and is amortizing a compensation charge. The Company expensed approximately $75,000 and $112,000 for the years ended
July 31, 1997 and 1998, respectively. In addition, the Company granted 70,000 options to purchase the Company's Class A Stock based upon future earning levels of which one-third immediately vested and the remaining two-thirds vest if certain earning levels are met during his employment.

     (b) The Company has employment agreements with six other employees expiring from April to July 2000. The agreements require aggregate annual payment of $630,000 per year. The
Company has a consulting agreement with one individual expiring in January 2000. The Company is currently renegotiating this agreement.

     (c) The Company entered into an employment agreement as of September 1998, with its Chairman and Chief Executive
Officer.  The contract requires annual salary of $180,000.
For the first six months, the salary will accrue and be paid in equivalent shares of Class A Common Stock at the market value on March 15, 1999. On or about March 16, 1999, the
Board of Directors will conduct a review and determine method of compensation from that date forward.

     [2]  Profit sharing plan:

     During January 1992, the Company adopted a Profit Sharing Plan, whereby an amount equal to 3.5% of the pretax profit of the Company for each fiscal year shall be set aside for the benefit of employees. No funding was provided through July 31, 1998.

     [3]  Bridge Notes:

     The Company has $295,000 of Bridge Notes outstanding as of July 31, 1998 at an interest rate of 10%. As of July 31,
1998, the accrued interest was $947. The Bridge Notes are for the Private Placement of Bridge financing the Company is undergoing. The Company has commenced a private offering of up to $2,000,000 in aggregate principal amount Bridge Notes to raise the funds necessary to continue in operation.

     In conjunction with the Bridge Notes issued, the Company granted Bridge Warrants to purchase .3 shares of Class A Common Stock for each $1.00 of principal amount of Bridge Notes purchased at an exercise price of $2.50 per share. The Company valued these warrants using the BlackScholes pricing model at $71,803, which are being treated as debt discount and amortized over the period of the loan.


     [4]  Capital Lease:

     The Company entered into a leasing agreement for computer equipment. The lease requires 39 monthly payments of $10,464 through May 2001 with an interest rate of 13%. The outstanding balance as of July 31, 1998 was $281,392. The Company capitalized the equipment at an asset value of approximately $312,000. The Company has provided a letter of credit in the amount of $37,500 for the equipment.


Future minimum capitalized lease payments as of July 31, 1998 are as follows:


    Year ending July 31,
    --------------------
          1999                               $ 125,572
          2000                                 125,572
          2001                                 104,643
                                             ---------
                                               355,787
    Amount representing imputed interest        74,395
                                             ---------
    Present value of future minimum
     lease payments                            281,392
     Less current maturities                    84,505
                                             ---------
    Long-term capital lease                  $ 196,887
                                             ---------

     [5]  Operating Lease:

     The Company entered into a lease agreement on January 1, 1998 for new offices and research facilities for seven years. The
Company has provided an $85,000 irrevocable letter of credit to the landlord as required in the lease agreement. The
Company also rents storage facilities on a month to month basis. Aggregate rent expense was approximately $163,000 and $205,000 for the years ended July 31, 1997 and July 31, 1998, respectively.

Future minimum rental payments at July 31, 1998 are as follows:

        Year ending July 31,
        --------------------
                1999                              $  185,510
                2000                                 185,510
                2001                                 185,510
                2002                                 185,510
                2003                                 185,510
                Thereafter                           278,264
                                                  ----------
                Total                             $1,205,814
                                                  ----------

NOTE J - CONTINGENCIES:

     [1] The Company commenced an arbitration against its former Vice President and Director of Technology, Robert Nagel ("Nagel"), on May 29, 1997 for fraud, breach of his employment contract, breach of the duties of obedience and loyalty and misappropriation of corporate opportunity. Nagel denied the claims and served a counterclaim alleging breach of the employment agreement, discrimination on the basis of his blindness, defamation, and violation of the Federal Wiretapping Act and the Federal Eavesdropping Act. The damages sought by Nagel against the Company are for approximately $1,000,000, excluding interest, costs and attorney's fees. The Company believes that it has a meritorious case against Nagel and strong defenses to Nagel's counterclaims. Nonetheless, it is possible that the arbitrators will find in favor of Nagel and against the Company. To date, the Company and Nagel have participated in eight (8) days of arbitration hearings. It is likely that the decision of the arbitrators will be rendered during the fall of 1998. Other than the foregoing matter, there are no pending or threatened material legal proceedings to which the Company is a party.

     [2]  On October 15, 1996, Mr. Thomas Lipscomb, the former
President and Chief Executive Officer of the Company, informed the Board of Directors that he was tendering his resignation as President and Chief Executive Officer, effective upon the Board of Directors appointing his successor. Such successor, Mr. Arthur R. Medici, was appointed as President and Chief Executive Officer by the Board on December 17, 1996. Subsequently, on July 17, 1997, the Company received correspondence from counsel to Thomas Lipscomb, notifying the Company that Mr. Lipscomb had terminated his services under his Employment and Consulting Agreement ("Agreement"), dated as of January 1, 1992, as thereafter amended. By such letter, Mr. Lipscomb also demanded to be paid certain amounts allegedly due under the Agreement. The Company does not believe Mr. Lipscomb's claims under the agreement are meritorious and so informed counsel for Mr. Lipscomb. No estimate can be made as no formal claim has been filed.

     [3] In a related matter in 1998, Nagel commenced an action in the Supreme Court of the State of New York against Arthur
Medici ("Medici"), President of the Company, alleging interference with an employment contract and other claims. The complaint was subsequently removed to United States District Court and dismissed on October 13, 1998. An amended complaint was filed on October 28, 1998. The damages sought by Nagel are for approximately $6.2 million. The Board has agreed to indemnify Medici in connection with this action. In the event of an unfavorable decision, the Company's financial position and results of operations would be materially adversely effected.


NOTE K - YEAR 2000 COMPLIANCE (UNAUDITED):

The Company has commenced implementation of new financial software for internal operating purposes that is Year 2000
("Y2K") compliant. The Company's CommerceSenseT service is fully Y2K compliant. Upon completion of the implementation of the new financial software there will be no costs relating to modification of software incurred by the Company. The Company is in communication with customers and others with which it conducts business to determine the extent to which the Company would be vulnerable to these third parties failure to remediate their own potential year 2000 problems. The inability of the Company or these other significant third parties to adequately address Y2K issues could cause disruption of the Company's operations.


NOTE L - SUBSEQUENT EVENTS:

Subsequent to fiscal year end the Company has raised an additional $300,000 of Bridge Financing. In connection to the Bridge Notes issued subsequent to year end, 90,000 Bridge
Warrants to purchase Class A Common Stock have become issuable.
The Company has also issued an additional $150,000 of Notes Payable, accruing interest at 10% per annum, $100,000 of which is from family members of an officer of the Company and $50,000 from an unaffiliated party. The notes are due on October 31, 1998.