Form 10QSB
period 1998-10-31
INTERNET COMMERCE CORP
filed 1998-11-19
CIK 894738

U.S. SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                FORM 10-QSB
                               _____________


[X]  QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the quarter ended October 31, 1998

[ ]  TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE EXCHANGE
     ACT FOR THE TRANSITION PERIOD FROM _____ TO _____



                        Commission File No. 000-24996


                        INTERNET COMMERCE CORPORATION
     (Exact name of small business issuer as specified in its charter)


Delaware                                                  13-3645702
-----------------------------------------           ----------------------
(State or Other Jurisdiction of                        (I.R.S. Employer
 Incorporation or organization)                     Identification Number)


805 Third Avenue  9th flr, New York, NY                      10022
-----------------------------------------           ----------------------
(Address of principal executive offices)                  (Zip Code)


(212) 271-7640
-----------------------------------------
(Issuer's telephone number)


Infosafe Systems, Inc.
-----------------------------------------
(Former name, normer address and former
fiscal year, if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes__X__               No_____


     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

     Class                                   Outstanding at October 31, 1998:
     ------------------------------------    ---------------------------------
     Class A Common Stock, $.01 par value               1,282,386 shares

     Class B Common Stock, $.01 par value                 194,397 shares



                 Traditional Small Business Disclosure Format

                        Yes__X__                 No_____




                           INDEX TO FORM 10-QSB

                                                                  PAGE
                                                                 ------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Condensed Balance Sheets as of July 31, 1998 and
     October 31, 1998  (Unaudited)                                   3

Condensed Statements of Operations for the Three Months
     ended October 31, 1997 and October 31, 1998 (Unaudited)
     and for the period November 18, 1991 (Inception) through
     October 31, 1998  (Unaudited)                                   4

Condensed Statements of Cash Flows for the
     Three Months ended October 31, 1997 and October 31, 1998
     (Unaudited) and for the period November 18, 1991
     (Inception) to October 31, 1998 (Unaudited)                     5

Notes to Financial Statements                                      6-7

Item 2.  Management's Discussion and Analysis of Financial
     Condition and Results of Operations                           7-9

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                          10

Item 6.  Exhibits and Reports on Form 8-K                           10

SIGNATURES                                                          11








                       INTERNET COMMERCE CORPORATION
                       (a development stage company)

                         CONDENSED BALANCE SHEETS

                                                                             July 31, 1998      October 31, 1998
                                                                               (audited)          (unaudited)
                                                                            ---------------     ----------------
ASSETS
Current assets
    Cash and cash equivalents                                               $      178,287      $      112,877
    Accounts receivable                                                              7,231               6,669
    Prepaid expenses and other assets                                              100,882              38,406
                                                                            ---------------     ----------------
        Total current assets                                                       286,400             157,952

Fixed assets                                                                       533,188             485,974
Software development costs                                                         714,298             714,164
Other assets                                                                         1,200               1,200
Goodwill, net                                                                                          457,317
                                                                            ---------------     ----------------
        Total assets                                                        $    1,535,086      $    1,816,607


LIABILITIES
Current liabilities:
    Accounts payable                                                       $       575,031      $      627,034
    Bridge notes, net of debt discount                                             232,557             518,084
    Notes payable                                                                                      157,649
    Capital lease obligation                                                        84,505              88,113
    Accrued expenses                                                               308,646             628,786
                                                                           ----------------     ----------------
        Total current liabilities                                                1,200,739           2,019,666
                                                                           ----------------     ----------------

Capital lease obligation - less current portion                                    196,887             173,459

                                                                           ----------------     ----------------
        Total liabilities                                                        1,397,626           2,193,125
                                                                           ----------------     ----------------

Redeemable Common Stock                                                              5,729               5,729




STOCKHOLDERS' EQUITY
Common stock:
    Class A - par value $.01 per share, 40,000,000 shares authorized, one vote per share; 947,951 shares issued and outstanding
     at July 31, 1998 and 1,282,386 shares issued and outstanding
     at October 31, 1998                                                             9,480              12,825
    Class B - par value $.01 per share, 2,000,000 shares authorized,
     six votes per share; 194,397 shares issued and outstanding                      1,944               1,944
Additional paid-in capital                                                      14,532,208          15,106,015
Notes receivable                                                                  (112,500)           (112,500)
(Deficit) accumulated during development stage                                 (14,299,401)        (15,390,531)
                                                                           ----------------     ----------------
        Total stockholder's equity                                                 131,731            (382,247)
                                                                           ----------------     ----------------

        Total liabilities and stockholders' equity                         $     1,535,086      $    1,816,607
                                                                           ----------------     ----------------

     Attention is directed to the accompanying notes to financial statments






                            INTERNET COMMERCE CORPORATION
                            (a development stage company)

                         Condensed Statements of Operations
                                     (Unaudited)

                              For the Three Months              Period From
                                Ended October 31,            November 18, 1991
                          -----------------------------     (Inception) through
                               1997            1998          October 31, 1998
                          -----------------------------     -------------------
Revenue:

   License Fees                                             $      350,000

   Services                                $     9,296              26,777

   Other                  $     3,150                              261,163
                          ------------     ------------     -------------------
      Total                     3,150            9,296             637,940
                          ------------     ------------     -------------------

Expenses:

   Cost of revenue              2,308            5,010             261,724

   Operating expenses         504,152        1,021,660          14,281,674

   Write-down of assets                                          1,155,091
                          ------------     ------------     -------------------
      Total                   506,460        1,026,670          15,698,489
                          ------------     ------------     -------------------
Operating (loss)             (503,310)      (1,017,374)        (15,060,549)
                          ------------     ------------     -------------------

Interest and investment
 income                        41,887            4,767             577,003

Settlement expense                                                (394,828)

Minority interest                                                    1,000

Interest expense                 (253)         (78,523)           (504,757)
                          ------------     ------------     ------------------
Net (loss)                $  (461,676)     $(1,091,130)     $  (15,382,131)
                          ------------     ------------     ------------------
Basic and diluted (loss)
 per common share         $     (0.43)     $     (0.85)
                          ------------     ------------
Weighted average number
 of common shares           1,062,348        1,276,849
                          ------------     ------------

Outstanding - basic and
 diluted (loss)
 per share

   Attention is directed to the accompanying notes to finincial statements





                        INTERNET COMMERCE CORPORATION
                        (a development  stage company)

                      Condensed Statements of Cash Flows
                                 (Unaudited)

                                                      For the Three Months               Period From
                                                        Ended October 31,             November 18, 1991
                                                 -------------------------------     (Inception) through
                                                      1997              1998          October 31, 1998
                                                 -------------------------------     -------------------
Cash flows from operating activities:
    Net (loss)                                  $    (461,676)     $ (1,091,130)     $   (15,382,131)
    Adjustments to reconcile net (loss) to
     net cash (used in) operating activities:
        Write-down of assets                                                               1,155,091
        Other net cash provided by (used in)
         operating activities                         (86,226)          669,315            2,950,627
                                                --------------     -------------     -------------------
            Net cash (used in) operating
             activities                              (547,902)         (421,815)         (11,276,413)
                                                --------------     -------------     -------------------

Cash flows from investing activities:
    Purchases of marketable securities               (499,726)                           (16,083,295)
    Sales of marketable securities                  1,090,317                             16,083,295
    Capitalization of software development
     costs                                                                                  (921,188)
    Other investing activities                       (260,328)                            (1,814,637)
                                                --------------     -------------     -------------------
            Net cash provided by (used in)
             investing activities                     330,263                             (2,735,825)
                                                --------------     -------------     -------------------

Cash flows from financing activities:
    Proceeds from issuance of common stock                                                16,075,260
    Costs in connection with sale of
     common stock                                                                         (2,912,671)
    Payment of purchase agreement                     (15,000)                              (212,840)
    Exercise of warrants and options                                                         424,895
    Proceeds from bridge notes and notes
     payable                                                            455,000            2,250,000
    Payment of bridge loan                                                                (1,500,000)
    Payment of deferred financing costs                                                     (224,919)
    Proceeds form financing lease                                                            340,715
    Other financing activities                         (2,489)          (98,595)            (115,325)
                                                --------------     -------------     -------------------
            Net cash provided by (used in)
             financing activities                     (17,489)          356,405           14,125,115
                                                --------------     -------------     -------------------

Net increase (decrease) in cash and cash
 equivalents                                         (235,128)          (65,410)             112,877

Cash and cash equivalents, beginning
 of period                                            392,860           178,287
                                                --------------     -------------     -------------------

Cash and cash equivalents, end of period        $     157,732      $    112,877      $       112,877
                                                --------------     -------------     -------------------

Supplemental schedule of noncash investing
 and financing activities:
     Debt discount in connection with
      bridge loan                                                        78,775
     Goodwill                                                           470,383



    Attention is directed to the accompanying notes to financial statements








                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION AND THE COMPANY:

[1]     Basis of presentation:

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 3 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three-month period ended October 31, 1998 are not necessarily indicative of the results that may be expected for the year ending July 31, 1999.

The balance sheet at July 31, 1998 has been derived from the audited consolidated financial statements at that date, but does not include all the footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the audited financial statements and footnotes thereto included in the Form 10-KSB for the Company's fiscal year ended July 31, 1998.

[2]     The Company:

Internet Commerce Corporation (the "Company" or "ICC"), formerly Infosafe Systems, Inc. is a development stage company, engaged in the design, development and marketing of systems for securing, controlling, delivering and auditing electronic documents and files primarily over the Internet. The Company believes that its technology and methods address critical areas of electronic commerce and it is seeking to position itself as an independent third party to authenticate, certify, validate, authorize, and deliver secure transactions for electronic information.

The acquisition of the 16.7% of its majority owned subsidiary
("ICCSUB" or the subsidiary"), not previously held by the Company was completed during the first fiscal quarter. A total of 334,435 shares of Class A Common Stock is issuable to the former minority owners of ICCSUB as a result of this acquisition. The acquisition was accounted for as a purchase of a minority interest.


NOTE B - GOODWILL:

The Company recorded $470,383 in goodwill, as a result of the acquisition of ICCSUB. The Company valued the acquisition of ICCSUB at the market value of the Class A Common Stock on the date of the transaction. The goodwill, which represents the excess of purchase price over fair value of net assets acquired, is being amortized on a straight-line basis over 3 years. Accumulated amortization as of October 31, 1998 was $13,066.


NOTE C - BRIDGE NOTES:

The Company had $595,000 of Bridge Notes outstanding as of October 31, 1998. The accrued interest at fiscal quarter end was $13,166. In connection with the issuance of the Bridge Notes, 178,500 Bridge Warrants to purchase shares of Class A Common Stock have become issuable. The Company has valued these warrants using the Black-Scholes pricing model at $150,578, which are being treated as debt discount and amortized over the term of the notes. Subsequent to fiscal quarter end, the Company has received and accepted an additional $300,000 of Bridge Notes.


NOTE D - NOTES PAYABLE:

The Company has issued $155,000 in Notes Payable, accruing interest at a rate of 10% per annum, $100,000 is due to family members of an officer of the Company, $5,000 is due to an officer of the Company and $50,000 is due to an unaffiliated party. The accrued interest at fiscal quarter end was $2,648. Subsequent to fiscal quarter end, the unaffiliated party converted $50,000 of the Notes Payable into the Bridge Notes. The remaining notes are due from November 30 to December 30, 1998.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Except for the description of historical facts contained herein, this Form 10-QSB contains certain forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties, such as (i) the Company's ability to obtain financing expected to be required during the fiscal year ending July 31, 1999, or (ii) that the Company will ever achieve profitable operations, as detailed herein under "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" and from time to time in the Company's filings with Securities and Exchange Commission and elsewhere. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties which could cause actual results to differ materially from those described in the forward-looking statements. The Company's actual results could differ materially from those discussed herein.

Overview

The Company is a development stage company, engaged in the design, development and marketing of systems for securing, controlling, delivering and auditing electronic documents and files primarily over the Internet. The Company believes its technology and methods address critical areas of electronic commerce and is seeking to position itself as an independent third party to authenticate, certify, validate, authorize, and deliver secure transactions for electronic information. From November 18, 1991 (inception) to October 31, 1998, the Company recognized revenues of approximately $638,000 and had an accumulated deficit of approximately $15 million. The Company has continued to operate at a deficit since inception and expects to continue to operate at a deficit until such time, if ever, as operations generate sufficient revenues to cover costs. The Company's ability to generate revenues and operate profitably and continue as a going concern, is dependent on its ability to market the CommerceSense System it has developed and its ability to raise the necessary additional operating funds. The likelihood of the success of the Company must be considered in light of the difficulties and risks inherent in a new business. There can be no assurance that revenues will increase significantly in the future or that the Company will ever achieve profitable operations.

The Company anticipates that it will need approximately $500,000 in additional proceeds from the Bridge Financing or other sources to continue its operations through the end of December 1998. In the event that the Company does not raise necessary amount from the Bridge Financing, it will seek alternative sources of funding, including a private placement of equity securities or one or more strategic venture partners.

As of October 31, 1998, the Company had received and accepted subscription for the purchase of $595,000 of Bridge Units from individual accredited investors. As of November 13, 1998, the company has received and accepted $895,000 of Bridge Units from accredited investors.

The Company has issued $155,000 in Notes Payable, accruing interest at a rate of 10% per annum, $100,000 is due to family members of an officer of the Company, $5,000 is due to an officer of the Company and $50,000 is due to an unaffiliated party. Subsequent to the end of the fiscal quarter, the unaffiliated party converted $50,000 of the Notes Payable into the Bridge Notes.

The Company has incurred substantial losses since inception and anticipates losses to continue through the fiscal year ending July 31, 1999 ("fiscal 1999") as the Company attempts to expand commercial markets for CommerceSense. Although management believes that the Company will be successful in develop and marketing CommerceSense, there can be no assurance that it will be able to do so or that its present resources or access to additional financing will be adequate, if available at all, to achieve these objectives or to continue as a going concern.

Results of Operations

Three Months Ended October 31, 1998 Compared with Three Months
Ended October 31, 1997.

Revenues were approximately $9,000 and $3,000, respectively, for the three months ended October 31, 1998 (the "1999 Quarter"), and for the three months ended October 31, 1997 (the "1998 Quarter"). The 1999 revenues were generated by CommerceSense.

Operating expenses increased from $504,000 for the 1998 Quarter to $1,022,000 for the 1999 Quarter. The increase of $518,000 is attributable to an increase in technical costs of over $223,000 that were not present in the 1998 Quarter, an increase of $155,000 of legal expenses, $65,000 in accrued settlement expenses related to the Nagel arbitration and other increases in expenditures in support of the CommerceSense service not present in the 1998 Quarter. The Nagel settlement was for a total of $122,650, payable on or about December 4, 1998, the Company had previously accrued approximately $58,000 in a prior period.

The Company had income from investments of $5,000 for the 1999
Quarter and $42,000 for the 1998 Quarter. The decrease was due to an decrease in average balances of the Company's investment securities for the period.

Interest expense was $79,000 in the 1999 Quarter compared to $300 in the 1998 Quarter. The interest expense increase is attributed to debt discount amortization related to Bridge Note Warrants and the financing of a capital lease.

The net loss for the 1999 Quarter was $1,091,000 compared to $461,700 for the 1998 Quarter. Management believes that losses will continue through fiscal 1999 as the Company is still in the development stage and is in the process of commercializing and marketing its new service.

Liquidity and Capital Resources

The Company has incurred substantial losses since inception.
Although no assurance can be given, the Company anticipates that revenues will continue to be generated, although as a result of increased expenses associated with any such revenues, losses may increase, or the decrease in losses realized in fiscal 1999 may not be comparable to fiscal 1998. At October 31, 1998, the Company had a negative working capital of approximately ($1.9 million). The Company has financed its operations through private placements during fiscal 1994, its initial public offering during fiscal 1995 (the "IPO"), a private placement in March 1997, and a private placement of Bridge Note Units during fiscal 1998 and 1999. The Company anticipates losses through fiscal 1999, as the Company attempts to expand commercial markets for CommerceSense. The Company does not have sufficient financial resources to continue its operations beyond December 1998, without obtaining additional financing. There can be no assurance that the Company will be able to obtain the necessary financing or to generate sufficient revenue to continue its operations and continue as a going concern. Any additional equity financing would be dilutive to stockholders, and debt financing, if available, may contain covenants that might restrict the Company's ability to implement its current objectives.

The Company has a net operating loss carryforward of approximately $15 million to offset any future taxable income for federal tax purposes. The utilization of the loss carryforward to reduce any such future income taxes will depend on the Company's ability to generate sufficient taxable income prior to the expiration of the net operating loss carryforwards. The carryforward expires from 2007 to 2013. The Internal Revenue Code of 1986, as amended, generally contains provisions which limit the use of available net operating loss carryforwards in any given year should significant changes (greater than 50%) in ownership interests occur. Due to the IPO, the net operating loss carryover of approximately $1,900,000 incurred prior to the IPO will be subject to an annual limitation of approximately $400,000 until that portion of the net operating loss is utilized or expires.



                             PART II


Item 1:  Legal Proceedings

The Company commenced arbitration against its former Vice President and Director of Technology, Robert Nagel ("Nagel"), on May 29, 1997, for fraud, breach of his employment contract, breach of the duties of obedience and loyalty and misappropriation of corporate opportunity. Nagel denied the claims and served a counterclaim alleging breach of the employment agreement, discrimination on the basis of his blindness, defamation, and violation of the Federal Wiretapping Act and the Federal Eavesdropping Act. The damages sought by Nagel against the Company was for approximately $1,000,000, excluding interest, costs and attorney's fees. The Company believed that it had a meritorious case against Nagel and strong defenses to Nagel's counterclaims. Nonetheless, the arbitrators found in favor of Nagel and awarded Nagel $122,650, payable on or about December 4, 1998.

Item 6:  Exhibits and Reports on Form 8-K

(a)      Exhibit(s).

Number     Description                 Method of Filing
------     -----------------------     ---------------------------
  27       Financial Data Schedule     Filed with this Form 10-QSB


(b)      Reports on Form 8-K

There were no reports on Form 8-K filed for the quarter ended October 31, 1998.





                            SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


INTERNET COMMERCE CORPORATION
-----------------------------
       (Registrant)

Date: November 19, 1998        By:  /s/ Richard J. Berman
                                    -------------------------------------------
                                    Richard J. Berman, Chief Executive Officer,
                                     Chairman of the Board of Directors
                                     (Principal Executive Officer)

Date: November 19, 1998        By:  /s/ Walter M. Psztur
                                    -------------------------------------------
                                    Walter M. Psztur, V.P. Finance &
                                     Administration (Chief Financial Officer,
                                     Principal Accounting Officer & Secretary)