Form 10QSB
period 1999-01-31
INTERNET COMMERCE CORP
filed 1999-03-17
CIK 894738

U.S. SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                FORM 10-QSB
                               _____________


[X]  QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the quarter ended January 31, 1999

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

                     Yes__X__               No_____


     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

     Class                                   Outstanding at January 31, 1999:
     ------------------------------------    ---------------------------------
     Class A Common Stock, $.01 par value               1,305,283 shares

     Class B Common Stock, $.01 par value                 193,108 shares



                 Traditional Small Business Disclosure Format

                        Yes__X__                 No_____



                      INDEX TO FORM 10-QSB
                                                               PAGE
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Condensed Balance Sheets as of July 31, 1998 and
  January 31, 1999  (Unaudited)                                  3

Condensed Statements of Operations for the Three Months
  ended January 31, 1998 and January 31, 1999 (Unaudited)
  and for the period November 18, 1991 (Inception) through
  January 31, 1999  (Unaudited)                                  4

Condensed Statements of Cash Flows for the
  Three Months ended January 31, 1998 and January 31, 1999
  (Unaudited) and for the period November 18, 1991
  (Inception) to January 31, 1999 (Unaudited)                    5

Notes to Financial Statements                                  6-7

Item 2.  Management's Discussion and Analysis of Financial
  Condition and Results of Operations                         7-11

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                      11
Item 2.  Subsequent Events                                   11-12
Item 5.  Other                                                  12
Item 6.  Exhibits and Reports on Form 8-K                       12

SIGNATURES                                                      13



                       INTERNET COMMERCE CORPORATION
                       (a development stage company)

                         CONDENSED BALANCE SHEETS

                                                                             July 31, 1998      January 31, 1999
                                                                               (audited)          (unaudited)
                                                                            ---------------     ----------------
ASSETS
Current assets
    Cash and cash equivalents                                               $      178,287      $      899,531
    Accounts receivable                                                              7,231              10,734
    Prepaid expenses and other assets                                              100,882              18,904
    Notes recievable                                                                                   157,500
                                                                            ---------------     ----------------
        Total current assets                                                       286,400           1,086,669

Fixed assets                                                                       533,188             437,237
Software development costs                                                         714,298             713,982
Other assets                                                                         1,200               2,700
Goodwill, net                                                                                          418,119
                                                                            ---------------     ----------------
        Total assets                                                        $    1,535,086      $    2,658,707


LIABILITIES
Current liabilities:
    Accounts payable                                                       $       575,031      $       24,139
    Bridge notes, net of debt discount                                             232,557             768,287
    Notes payable                                                                        0                   0
    Capital lease obligation                                                        84,505              91,875
    Accrued expenses                                                               308,646             356,753
                                                                           ----------------     ----------------
        Total current liabilities                                                1,200,739           1,241,054
                                                                           ----------------     ----------------

Capital lease obligation - less current portion                                    196,887             149,031

                                                                           ----------------     ----------------
        Total liabilities                                                        1,397,626           1,390,085
                                                                           ----------------     ----------------

Redeemable Common Stock                                                              5,729               5,729




STOCKHOLDERS' EQUITY
Preferred stock:
    Series S preferred stock - par value $.01 per share, 175 shares
     issued and outstanding at January 31, 1999                                                              2
Common stock:
    Class A - par value $.01 per share, 40,000,000 shares authorized, one vote per share; 1,305,283 shares issued and outstanding at January 31, 1999 and 947,951 shares issued and outstanding
     at July 31, 1998                                                                9,480              13,038
    Class B - par value $.01 per share, 2,000,000 shares authorized,
     six votes per share; 193,108 shares issued and outstanding                      1,944               1,944
     and 194,397 shares issued and outstanding at July 31, 1998
Additional paid-in capital                                                      14,532,208          17,757,242
Notes receivable                                                                  (112,500)                  0
(Deficit) accumulated during development stage                                 (14,299,401)        (16,509,333)
                                                                           ----------------     ----------------
        Total stockholder's equity                                                 131,731           1,262,893
                                                                           ----------------     ----------------

        Total liabilities and stockholders' equity                         $     1,535,086      $    2,658,707
                                                                           ----------------     ----------------

     Attention is directed to the accompanying notes to financial statments






                            INTERNET COMMERCE CORPORATION
                            (a development stage company)

                         Condensed Statements of Operations
                                     (Unaudited)

                              For the Three Months                For the Six Months                Period From
                                Ended January 31,                  Ended January 31,             November 18, 1991
                          ------------------------------    -------------------------------      (Inception) through
                               1998            1999              1998            1999             January 31, 1999
                          ------------------------------    -------------------------------      --------------------
Revenue:

   License Fees                                                                                   $       350,000

   Services                               $     16,101                        $     25,397                 42,878

   Other                  $      5,649                0      $      8,799                0                261,163
                          -------------    -------------     -------------    -------------      --------------------
      Total                      5,649           16,101             8,799           25,397                654,041
                          -------------    -------------     -------------    -------------      --------------------

Expenses:

   Cost of revenue               4,057            7,270             6,365           12,280                268,994

   Operating expenses          445,207          565,917           949,359        1,587,577             14,847,591

   Write-down of assets              0                0                 0                0              1,155,091
                          -------------    -------------     -------------    -------------      --------------------
      Total                    449,264          573,187           955,724        1,599,857             16,271,676
                          -------------    -------------     -------------    -------------      --------------------
Operating (loss)              (443,615)        (557,086)         (946,925)      (1,574,460)           (15,617,635)
                          ------------     ------------      -------------    -------------      --------------------

Interest and investment
 income                         26,115            1,839            68,002            6,606                578,842

Settlement expense                   0                0                 0                0               (394,828)

Minority interest                    0                0                 0                0                  1,000

Interest expense                  (187)        (563,555)             (440)        (642,078)            (1,068,312)
                          -------------    -------------     -------------    -------------      --------------------
Net (loss)                $   (417,687)    $ (1,118,802)     $   (879,363)    $ (2,209,932)        $  (16,500,933)
                          -------------    -------------     -------------    -------------      --------------------
Net(loss)
 per common share         $      (0.59)    $     (0.75)      $      (0.83)    $      (1.60)
                          -------------    -------------     -------------    -------------
Weighted average number
 of common shares              709,116        1,484,174         1,062,348        1,380,511
                          -------------    -------------     -------------    -------------


   Attention is directed to the accompanying notes to finincial statements




                        INTERNET COMMERCE CORPORATION
                        (a development  stage company)

                      Condensed Statements of Cash Flows
                                 (Unaudited)

                                                       For the Six Months               Period From
                                                        Ended Janurary 31,             November 18, 1991
                                                 -------------------------------     (Inception) through
                                                      1998              1999           January 31, 1999
                                                 -------------------------------     -------------------
Cash flows from operating activities:
    Net (loss)                                  $    (461,676)     $ (2,209,932)     $   (16,500,933)
    Adjustments to reconcile net (loss) to
     net cash (used in) operating activities:
        Write-down of assets                                                               1,155,091
        Other net cash provided by (used in)
         operating activities                         (86,226)          382,736            2,664,048
                                                --------------     -------------     -------------------
            Net cash (used in) operating
             activities                              (547,902)       (1,827,196)         (12,681,794)
                                                --------------     -------------     -------------------

Cash flows from investing activities:
    Purchases of marketable securities               (499,726)                           (16,083,295)
    Sales of marketable securities                  1,090,317                             16,083,295
    Capitalization of software development
     costs                                                                                  (921,188)
    Other investing activities                       (260,328)                            (1,814,637)
                                                --------------     -------------     -------------------
            Net cash provided by (used in)
             investing activities                     330,263                             (2,735,825)
                                                --------------     -------------     -------------------

Cash flows from financing activities:
    Proceeds from issuance of common stock                                                16,075,260
    Costs in connection with sale of
     common stock                                                                         (2,912,671)
    Payment of purchase agreement                     (15,000)                              (212,840)
    Exercise of warrants and options                                                         424,895
    Proceeds from bridge notes and notes
     payable                                                          2,595,000            4,390,000
    Payment of bridge loan                                                                (1,500,000)
    Payment of deferred financing costs                                                     (224,919)
    Proceeds form financing lease                                                            340,715
    Other financing activities                         (2,489)          (46,560)             (63,290)
                                                --------------     -------------     -------------------
            Net cash provided by (used in)
             financing activities                     (17,489)        2,548,440           16,317,150
                                                --------------     -------------     -------------------

Net increase (decrease) in cash and cash
 equivalents                                         (235,128)          721,244              899,531

Cash and cash equivalents, beginning
 of period                                            392,860           178,287
                                                --------------     -------------     -------------------

Cash and cash equivalents, end of period        $     157,732      $    899,531      $       899,531
                                                --------------     -------------     -------------------

Supplemental schedule of noncash investing
 and financing activities:
     Debt discount in connection with
      bridge loan                                                     2,388,299
     Goodwill                                                           470,383



    Attention is directed to the accompanying notes to financial statements










NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE A - BASIS OF PRESENTATION AND THE COMPANY:

[1]  Basis of presentation:

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 3 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the six-month period ended
January 31, 1999 are not necessarily indicative of the results that may be expected for the year ending July 31, 1999.

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

The acquisition of the 16.7% of its majority owned subsidiary ("ICCSUB" or the subsidiary"), not previously held by the Company was completed during the first fiscal quarter. A total of 334,435 shares of Class A Common Stock was issued to the former minority owners of ICCSUB as a result of this acquisition. The acquisition was accounted for as a purchase of a minority interest.

NOTE B - GOODWILL:

The Company recorded $470,383 in goodwill, as a result of the acquisition of ICCSUB. The Company valued the acquisition of ICCSUB at the market value of the Class A Common Stock on the date of the transaction. The goodwill, which represents the excess of purchase price over

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

fair value of net assets acquired, is being amortized on a straight-line basis over 3 years. Accumulated amortization as of January 31, 1999 was $52,265.

NOTE C - BRIDGE NOTES:

The Company had $2,595,000 of Bridge Notes outstanding as of January 31, 1999. The accrued interest at fiscal quarter end was $53,720. In connection with the issuance of the Bridge Notes, 778,500 Bridge Warrants to purchase shares of Class A Common Stock have become issuable. The Company has valued these warrants using the Black-Scholes pricing model at $2,460,102, which are being treated as debt discount and amortized over the term of the notes. The Company has closed the Bridge Offering and, in lieu of repaying the Bridge Note in accordance with their terms, the Company has offered to exchange shares of a Series A Convertible Redeemable Preferred Stock for the Bridge Notes. The Company has received executed Agreements to Exchange for 100 % of the principle amount of the Bridge Notes. The conversion was approved by the majority of shareholder's of the Company at a Special Meeting of Shareholders which was reconvened on March 17, 1999.


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

Overview

The Company is a development stage company, engaged in the design, development and marketing of systems for securing, controlling, delivering and auditing electronic documents and files primarily over the Internet. The Company believes its technology and methods address critical areas of electronic commerce and is seeking to position itself as an independent third party to authenticate, certify, validate, authorize, and deliver secure transactions for electronic information. From November 18, 1991 (inception) to January 31, 1999, the
Company recognized revenues of approximately $654,000 and had an accumulated deficit of approximately $16.5 million. The Company has continued to operate at a deficit since inception and expects to continue to operate at a deficit until such time, if ever, as operations generate sufficient revenues to cover costs. The Company's ability to generate revenues and operate profitably and continue as a going concern, is dependent on its ability to market the CommerceSense System it has developed and its ability to raise the necessary additional operating funds. The likelihood of the success of the Company must be considered in light of the difficulties and risks inherent in a new business. There can be no assurance that revenues will increase significantly in the future or that the Company will ever achieve profitable operations.

As of January 31, 1999, the Company had received and accepted subscription for the purchase of $2,595,000 of Bridge Units from individual accredited investors. The Company currently estimates that cash on hand together with cash generated from operations will be sufficient to satisfy the Company's cash requirements only until April 30, 1999. The Company commenced a Private Placement offering up to 7,405 shares of the Series A Convertible Redeemable Preferred Stock ("Series A Preferred Stock") immediately following the closing of the Bridge Financing at a price per share of $1,000. In addition, the Company has offered the Bridge Note holders the opportunity to exchange their Bridge Notes into shares of the Series A Preferred Stock. All of the holders of the Bridge Notes have agreed to exchange the Bridge Notes into shares of the Series A Preferred Stock subject to shareholders approval of the potential issuance of more than 19.9% of the outstanding voting securities of the Company as required by the rules of the Nasdaq Stock Market and continued listing on the Nasdaq SmallCap Market. As a result an additional 2,595 shares of Series A Preferred Stock will be issued, and the total of the Series A Preferred Stock will be up to 10,000.

The stockholders approved the Share Issuance Proposal at a Special Meeting of Shareholders on March 17,1999, thereby authorizing the issuance of Common Stock representing more than 20% of the issued and outstanding shares thereof and to determine the other terms and conditions of the Private Placement.

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

Results of Operations

Three Months Ended January 31, 1999 Compared with Three Months
Ended January 31, 1998.

Revenues were approximately $16,000 and $6,000, respectively, for the three months ended January 31, 1999 (the "1999
Quarter"), and for the three months ended January 31, 1998 (the "1998 Quarter"). The 1999 revenues were generated by
CommerceSense.

Operating expenses increased from $445,000 for the 1998 Quarter to $566,000 for the 1999 Quarter. The increase of $121,000 is attributable to an increase in technical costs of over $340,000 that were not present in the 1998 Quarter and a decrease of $219,000 in general and administration costs. The increase of $340,000 in technical expenses was largely attributable to the Company's focus on the launch of the CommerceSense System, leading to increased salaries and related costs for the increase in personnel not present in the 1998 Quarter. In addition, the Company capitalized development costs in the 1998 Quarter that were not present in the 1999 Quarter.

The decrease in general and administration costs of $219,000 can be attributed to the settlement of $275,000 of legal expenses. There were also increases in expenses attributable to an increase in average staffing levels over the 1998 Quarter, leading to increases in salary and related costs.

The Company had income from investments of approximately
$2,000 for the 1999 Quarter and approximately $26,000 for the 1998 Quarter. The decrease was due to a decrease in average balances of the Company's investment securities for the period.

Interest expense was approximately $564,000 in the 1999
Quarter compared to approximately $200 in the 1998 Quarter. The interest expense increase is attributed to debt discount amortization related to Bridge Note Warrants and the financing of a capital lease.

The net loss for the 1999 Quarter was approximately $1,119,000 compared to approximately $418,000 for the 1998 Quarter.
Management believes that losses will continue through fiscal 1999 as the Company is still in the development stage and is in the process of commercializing and marketing its new service.


Six Months Ended January 31, 1999 Compared with Six Months Ended
January 31, 1998.

Revenues were approximately $25,000 and $9,000, respectively, for the six months ended January 31, 1999 (the "1999 Six Months"), and for the six months ended January 31, 1998 (the "1998 six
Months").  The 1999 revenues were generated from ICC
CommerceSense.

Operating expenses were approximately $1,588,000 for the 1999 Six Months and approximately $949,000 for the 1998 Six Months. The increase of $639,000 is attributable to an increase in technical costs of over $599,000 that were not present in the 1998 Quarter and an increase of $40,000 in general and administration costs. The increase of $599,000 in technical expenses was largely attributable to the Company's focus on the launch of the CommerceSense System, leading to increased salaries and related costs for the increase in personnel not present in the 1998
Quarter.   In addition, the Company capitalized development costs
in the 1998 Quarter that were not present in the 1999 Quarter.

The increase in general and administration costs of $40,000 can be attributed to the increases in expenses related to an increase in average staffing levels over the 1998 Quarter, leading to increases in salary and related costs. In addition, there was a settlement of $275,000 of legal expenses.

The Company had income from investments of approximately $7,000 for the 1999 Six Months and approximately $68,000 for the 1998 Six Months. The decrease was due to a decrease in average balances of the Company's investment securities for the period.

Interest expense was approximately $642,000 in the 1999 Six
Months and approximately $400 in the 1998 Six Months. The interest expense increase is attributed to debt discount amortization related to Bridge Note Warrants and the financing of a capital lease.

The net loss for the 1999 Six Months was approximately $2,210,000 compared to approximately $879,000 for the 1998 Six Months. Management believes that the losses will continue through fiscal 1999 as the Company is still in the development stage and is in the process of commercializing and marketing new products.

Liquidity and Capital Resources

The Company has incurred substantial losses since inception. Although no assurance can be given, the Company anticipates that revenues will continue to be generated, although as a result of increased expenses associated with any such revenues, losses may increase, or the decrease in losses realized in fiscal 1999 may not be comparable to fiscal 1998. At January 31, 1999, the Company had a negative working capital of approximately ($154,000). The Company has financed its operations through private placements during fiscal 1994, its initial public offering during fiscal 1995 (the "IPO"), a private placement in March 1997, and a private placement of Bridge Note Units during fiscal 1998 and 1999. The Company anticipates losses through fiscal 1999, as the Company attempts to expand commercial markets for CommerceSense. The Company does not have sufficient financial resources to continue its operations beyond April 1999, without obtaining additional financing. There can be no assurance that the Company will be able to obtain the necessary financing or to generate sufficient revenue to continue its operations and continue as a going concern. Any additional equity financing would be dilutive to stockholders, and debt financing, if available, may contain covenants that might restrict the Company's ability to implement its current objectives.

The Company has a net operating loss carryforward of approximately $16.5 million to offset any future taxable income for federal tax purposes. The utilization of the loss carryforward to reduce any such future income taxes will depend on the Company's ability to generate sufficient taxable income prior to the expiration of the net operating loss carryforwards. The carryforward expires from 2007 to 2013. The Internal Revenue Code of 1986, as amended, generally contains provisions which limit the use of available net operating loss carryforwards in any given year should significant changes (greater than 50%) in ownership interests occur. Due to the IPO, the net operating loss carryover of approximately $1,900,000 incurred prior to the IPO will be subject to an annual limitation of approximately $400,000 until that portion of the net operating loss is utilized or expires.

Year 2000 Compliance

The Company has commenced implementation of new financial software for internal operating purposes that is Year 2000 ("Y2K") compliant. The Company's CommerceSense service is fully Y2K compliant. Upon completion of the implementation of the new financial software there will be no costs relating to modification of software incurred by the company. The Company is in communication with customers and others with which it conducts business to determine the extent to which the Company would be vulnerable to these third parties failure to remediate their own potential year 2000 problems. The inability of the Company or these other significant third parties to adequately address Y2K issues could cause disruption of the Company's operations.

PART II

Item 1:  Legal Proceedings

The Company commenced arbitration against its former Vice President and Director of Technology, Robert Nagel ("Nagel"), on May 29, 1997, for fraud, breach of his employment contract, breach of the duties of obedience and loyalty and misappropriation of corporate opportunity. Nagel denied the claims and served a counterclaim alleging breach of the employment agreement, discrimination on the basis of his blindness, defamation, and violation of the Federal Wiretapping Act and the Federal Eavesdropping Act. The damages sought by Nagel against the Company was for approximately $1,000,000, excluding interest, costs and attorney's fees. The Company believed that it had a meritorious case against Nagel and strong defenses to Nagel's counterclaims. Nonetheless, the arbitrators found in favor of Nagel and awarded Nagel $60,000 payable upon the closing of ICC's Private Placement of its Series A Preferred Stock and 22,000 shares of Class A Common Stock to be issued after the effective date of the Resale Registration Statement. The Company has accrued the $60,000 payable.

Item 2:  Subsequent Events:

By letter dated February 22, 1999, the Nasdaq-Amex Market Group (the "NASD") notified the Company that it had delisted the Company's securities from the Nasdaq SmallCap Market effective as of the close of business on that day. Despite the Nasdaq Listing Qualifications Panel's (the "Panel") determination that the Company had met some of the continued listing criteria, including the independent director requirement and the shareholder approval requirement, and that upon consummation of the Company's bridge financing and preferred stock private placement the Company would have net tangible assets of approximately $4,500,000 (more than the $2,000,000 required level), the Panel stated that, given the Company's history of losses, it did not think that the Company could sustain compliance with the net tangible assets requirements. The Panel also noted the lack of market makers for the Company's warrants as a basis for the delisting action.

Since the Company was current in all of its periodic reporting requirements with the Securities and Exchange Commission, the Company's securities were immediately eligible to trade on the NASD OTC Bulletin Board (the "OTCBB"). Accordingly, the Class A Common Stock commended trading under the symbol "ICCSA" on the OTCBB on February 23, 1999.

The Company appealed the Panel's decision to the Nasdaq Listing and Hearing Review Council and increased the size of its original proposed preferred stock private placement to further ensure its projected compliance with the net tangible assets provision.

On March 15, 1999, the Company was notified by the Nasdaq SmallCap Market that the Company's Class A Common stock will be relisted via an exception from the net tangible assets requirement effective with the open of business, March 17, 1999. The Company was granted a temporary exception from this standard subject to the Company meeting certain conditions, the exception will expire on April 30, 1999. In the event the Company is deemed to have met the terms of the exception, it shall continue to be listed on the Nasdaq SmallCap Market. The Company believes that it will meet these conditions, however, there can be no assurance that it will do so. If at some future date the Company's Class A Common should cease to be listed on the Nasdaq SmallCap Market, they may continue to be listed in the OTCBB.
For the duration of the exception, the Company's Nasdaq symbol for Class A Common stock will be ICCAC. The Company's Units, Class A Warrants and Class B Warrants will remain on the OTCBB.

Item 5:  Other:

On February 4, 1999, Mr. Arthur Medici, the former President of the Company, informed the CEO and Chairman of the Board, Mr.
Richard Berman, that he was tendering his resignation as President of the Company effective February 28, 1999.



Item 6:  Exhibits and Reports on Form 8-K

(a)  Exhibit(s).

Number         Description                  Method of Filing
-------        -----------------------      ---------------------------
27             Financial Data Schedule      Filed with this Form 10-QSB


(b)  Reports on Form 8-K

There were no reports on Form 8-K filed for the quarter ended January 31, 1999.






                         SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNET COMMERCE CORPORATION
-----------------------------
       (Registrant)

Date: March 17, 1999           By:  /s/ Richard J. Berman
                                    -------------------------------------------
                                    Richard J. Berman, Chief Executive Officer,
                                     Chairman of the Board of Directors
                                     (Principal Executive Officer)

Date: March 17, 1999           By:  /s/ Walter M. Psztur
                                    -------------------------------------------
                                    Walter M. Psztur, V.P. Finance &
                                     Administration (Chief Financial Officer,
                                     Principal Accounting Officer & Secretary)