Form 10QSB/A
period 1998-10-31
INTERNET COMMERCE CORP
filed 1999-05-27
CIK 894738

U.S. SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                FORM 10-QSB/A
                               _______________


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

                        Yes__X__                 No_____




                           INDEX TO FORM 10-QSB/A

                                                                  PAGE
                                                                 ------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Condensed Balance Sheets as of July 31, 1998 and
     October 31, 1998  (Unaudited)                                   3

Condensed Statements of Operations for the Three Months
     ended October 31, 1997 and October 31, 1998 (Unaudited)
     and for the period November 18, 1991 (Inception) through
     October 31, 1998  (Unaudited)                                   4

Condensed Statements of Cash Flows for the
     Three Months ended October 31, 1997 and October 31, 1998
     (Unaudited) and for the period November 18, 1991
     (Inception) to October 31, 1998 (Unaudited)                     5

Notes to Financial Statements                                      6-7

Item 2.  Management's Discussion and Analysis of Financial
     Condition and Results of Operations                          7-10

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                          10

Item 6.  Exhibits and Reports on Form 8-K                           10

SIGNATURES                                                          11








                       INTERNET COMMERCE CORPORATION
                       (a development stage company)

                         CONDENSED BALANCE SHEETS

                                                                             July 31, 1998      October 31, 1998
                                                                               (audited)          (unaudited)
                                                                            ---------------     ----------------
ASSETS
Current assets
    Cash and cash equivalents                                               $      178,287      $      112,877
    Accounts receivable                                                              7,231               6,669
    Deferred consulting expense                                                                        223,648
    Prepaid expenses and other assets                                              100,882              40,935
                                                                            ---------------     ----------------
        Total current assets                                                       286,400             384,129

Fixed assets                                                                       533,188             485,974
Software development costs                                                         714,298             714,164
Other assets                                                                         1,200               1,200
Goodwill, net                                                                                          457,317
                                                                            ---------------     ----------------
        Total assets                                                        $    1,535,086      $    2,042,784
                                                                            ---------------     ----------------
                                                                            ---------------     ----------------

LIABILITIES
Current liabilities:
    Accounts payable                                                       $       575,031      $      627,034
    Bridge notes, net of debt discount                                             232,557             518,084
    Notes payable                                                                                      157,649
    Capital lease obligation                                                        84,505              88,113
    Accrued expenses                                                               308,646             628,786
                                                                           ----------------     ----------------
        Total current liabilities                                                1,200,739           2,019,666
                                                                           ----------------     ----------------

Capital lease obligation - less current portion                                    196,887             173,459

                                                                           ----------------     ----------------
        Total liabilities                                                        1,397,626           2,193,125
                                                                           ----------------     ----------------
                                                                           ----------------     ----------------


Redeemable Common Stock                                                              5,729               5,729




STOCKHOLDERS' EQUITY
Common stock:
    Class A - par value $.01 per share, 40,000,000 shares authorized, one vote per share; 947,951 shares issued and outstanding
     at July 31, 1998 and 1,282,386 shares issued and outstanding
     at October 31, 1998                                                             9,480              12,825
    Class B - par value $.01 per share, 2,000,000 shares authorized,
     six votes per share; 194,397 shares issued and outstanding                      1,944               1,944
Additional paid-in capital                                                      14,532,208          15,789,620
Notes receivable                                                                  (112,500)           (112,500)
(Deficit) accumulated during development stage                                 (14,299,401)        (15,847,959)
                                                                           ----------------     ----------------
        Total stockholder's equity                                                 131,731            (156,070)
                                                                           ----------------     ----------------

        Total liabilities and stockholders' equity                         $     1,535,086      $    2,042,784
                                                                           ----------------     ----------------
                                                                           ----------------     ----------------

     Attention is directed to the accompanying notes to financial statments






                            INTERNET COMMERCE CORPORATION
                            (a development stage company)

                         Condensed Statements of Operations
                                     (Unaudited)

                              For the Three Months              Period From
                                Ended October 31,            November 18, 1991
                          -----------------------------     (Inception) through
                               1997            1998          October 31, 1998
                          -----------------------------     -------------------
Revenue:

   License Fees                                             $      350,000

   Services                                $     9,296              26,777

   Other                  $     3,150                              261,163
                          ------------     ------------     -------------------
      Total                     3,150            9,296             637,940
                          ------------     ------------     -------------------

Expenses:

   Cost of revenue              2,308            5,010             261,724

   Operating expenses         504,152        1,476,733          14,736,747

   Write-down of assets                                          1,155,091
                          ------------     ------------     -------------------
      Total                   506,460        1,481,743          16,153,562
                          ------------     ------------     -------------------
Operating (loss)             (503,310)      (1,472,447)        (15,515,622)
                          ------------     ------------     -------------------

Interest and investment
 income                        41,887            4,767             577,003

Settlement expense                                                (394,828)

Minority interest                                                    1,000

Interest expense                 (253)         (80,878)           (507,112)
                          ------------     ------------     ------------------
Net (loss)                $  (461,676)     $(1,548,558)     $  (15,839,559)
                          ------------     ------------     ------------------
                          ------------     ------------     ------------------

Basic and diluted (loss)
 per common share         $     (0.43)     $     (1.21)
                          ------------     ------------
                          ------------     ------------

Weighted average number
 of common shares           1,062,348        1,276,849
                          ------------     ------------
                          ------------     ------------


   Attention is directed to the accompanying notes to finincial statements





                        INTERNET COMMERCE CORPORATION
                        (a development  stage company)

                      Condensed Statements of Cash Flows
                                 (Unaudited)

                                                      For the Three Months               Period From
                                                        Ended October 31,             November 18, 1991
                                                 -------------------------------     (Inception) through
                                                      1997              1998          October 31, 1998
                                                 -------------------------------     -------------------
Cash flows from operating activities:
    Net (loss)                                  $    (461,676)     $ (1,548,558)     $   (15,839,559)
    Adjustments to reconcile net (loss) to
     net cash (used in) operating activities:
        Write-down of assets                                                               1,155,091
        Other net cash provided by (used in)
         operating activities                         (86,226)        1,126,743            3,408,055
                                                --------------     -------------     -------------------
            Net cash (used in) operating
             activities                              (547,902)         (421,815)         (11,276,413)
                                                --------------     -------------     -------------------

Cash flows from investing activities:
    Purchases of marketable securities               (499,726)                           (16,083,295)
    Sales of marketable securities                  1,090,317                             16,083,295
    Capitalization of software development
     costs                                                                                  (921,188)
    Other investing activities                       (260,328)                            (1,814,637)
                                                --------------     -------------     -------------------
            Net cash provided by (used in)
             investing activities                     330,263                             (2,735,825)
                                                --------------     -------------     -------------------

Cash flows from financing activities:
    Proceeds from issuance of common stock                                                16,075,260
    Costs in connection with sale of
     common stock                                                                         (2,912,671)
    Payment of purchase agreement                     (15,000)                              (212,840)
    Exercise of warrants and options                                                         424,895
    Proceeds from bridge notes and notes
     payable                                                            455,000            2,250,000
    Payment of bridge loan                                                                (1,500,000)
    Payment of deferred financing costs                                                     (224,919)
    Proceeds form financing lease                                                            340,715
    Other financing activities                         (2,489)          (98,595)            (115,325)
                                                --------------     -------------     -------------------
            Net cash provided by (used in)
             financing activities                     (17,489)          356,405           14,125,115
                                                --------------     -------------     -------------------

Net increase (decrease) in cash and cash
 equivalents                                         (235,128)          (65,410)             112,877

Cash and cash equivalents, beginning
 of period                                            392,860           178,287
                                                --------------     -------------     -------------------

Cash and cash equivalents, end of period        $     157,732      $    112,877      $       112,877
                                                --------------     -------------     -------------------

Supplemental schedule of noncash investing
 and financing activities:
     Debt discount in connection with
      bridge loan                                                        78,775
     Goodwill                                                           470,383
     Issuance of warrants                                               683,605



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

Overview

The Company is a development stage company, engaged in the design, development and marketing of systems for securing, controlling, delivering and auditing electronic documents and files primarily over the Internet. The Company believes its technology and methods address critical areas of electronic commerce and is seeking to position itself as an independent third party to authenticate, certify, validate, authorize, and deliver secure transactions for electronic information. From November 18, 1991 (inception) to October 31, 1998, the Company recognized revenues of approximately $638,000 and had an accumulated deficit of approximately $16 million. The Company has continued to operate at a deficit since inception and expects to continue to operate at a deficit until such time, if ever, as operations generate sufficient revenues to cover costs. The Company's ability to generate revenues and operate profitably and continue as a going concern, is dependent on its ability to market the CommerceSense System it has developed and its ability to raise the necessary additional operating funds. The likelihood of the success of the Company must be considered in light of the difficulties and risks inherent in a new business. There can be no assurance that revenues will increase significantly in the future or that the Company will ever achieve profitable operations.

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

Operating expenses increased from $504,000 for the 1998 Quarter to $1,477,000 for the 1999 Quarter. The increase of $973,000 is attributable to an increase in technical costs of over $223,000 that were not present in the 1998 Quarter, an increase of $155,000 of legal expenses, $65,000 in accrued settlement expenses related to the Nagel arbitration and other increases in expenditures in support of the CommerceSense service not present in the 1998 Quarter. Operating expenses also increased approximately
455,000 for consulting expenses related to the issuance of 500,000 warrants issued to a consultant. The Nagel settlement was for a total of $122,650, payable on or about December 4, 1998, the Company had previously accrued approximately $58,000 in a prior period.

The Company had income from investments of $5,000 for the 1999
Quarter and $42,000 for the 1998 Quarter. The decrease was due to an decrease in average balances of the Company's investment securities for the period.

Interest expense was $81,000 in the 1999 Quarter compared to $300 in the 1998 Quarter. The interest expense increase is attributed to debt discount amortization related to Bridge Note Warrants and the financing of a capital lease.

The net loss for the 1999 Quarter was $1,549,000 compared to $461,700 for the 1998 Quarter. Management believes that losses will continue through fiscal 1999 as the Company is still in the development stage and is in the process of commercializing and marketing its new service.

Liquidity and Capital Resources

The Company has incurred substantial losses since inception.
Although no assurance can be given, the Company anticipates that revenues will continue to be generated, although as a result of increased expenses associated with any such revenues, losses may increase, or the decrease in losses realized in fiscal 1999 may not be comparable to fiscal 1998. At October 31, 1998, the Company had a negative working capital of approximately $1.6 million. The Company has financed its operations through private placements during fiscal 1994, its initial public offering during fiscal 1995 (the "IPO"), a private placement in March 1997, and a private placement of Bridge Note Units during fiscal 1998 and 1999. The Company anticipates losses through fiscal 1999, as the Company attempts to expand commercial markets for CommerceSense. The Company does not have sufficient financial resources to continue its operations beyond December 1998, without obtaining additional financing. There can be no assurance that the Company will be able to obtain the necessary financing or to generate sufficient revenue to continue its operations and continue as a going concern. Any additional equity financing would be dilutive to stockholders, and debt financing, if available, may contain covenants that might restrict the Company's ability to implement its current objectives.

The Company has a net operating loss carryforward of approximately $16 million to offset any future taxable income for federal tax purposes. The utilization of the loss carryforward to reduce any such future income taxes will depend on the Company's ability to generate sufficient taxable income prior to the expiration of the net operating loss carryforwards. The carryforward expires from 2007 to 2013. The Internal Revenue Code of 1986, as amended, generally contains provisions which limit the use of available net operating loss carryforwards in any given year should significant changes (greater than 50%) in ownership interests occur. Due to the IPO, the net operating loss carryover of approximately $1,900,000 incurred prior to the IPO will be subject to an annual limitation of approximately $400,000 until that portion of the net operating loss is utilized or expires.


Year 2000 Compliance

The Company has commenced implementation of new financial software for internal operating purposes that is Year 2000 ("Y2K") compliant. The Company's CommerceSense service is fully Y2K compliant. Upon completion of the implementation of the new financial software there will be no costs relating to modification of software incurred by the Company. The Company is in communication with customers and others with which it conducts business to determine the extent to which the Company would be vulnerable to these third parties failure to remediate their own potential Y2K problems. The inability of the Company or these other significant third parties to adequately address Y2K issues could cause disruption of the Company's operations.

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


INTERNET COMMERCE CORPORATION
-----------------------------
       (Registrant)

Date: May 27, 1999             By:  /s/ Richard J. Berman
                                    -------------------------------------------
                                    Richard J. Berman, Chief Executive Officer,
                                     Chairman of the Board of Directors
                                     (Principal Executive Officer)

Date: May 27, 1999             By:  /s/ Walter M. Psztur
                                    -------------------------------------------
                                    Walter M. Psztur, V.P. Finance &
                                     Administration (Chief Financial Officer,
                                     Principal Accounting Officer & Secretary)