Form 10QSB/A
period 1999-01-31
INTERNET COMMERCE CORP
filed 1999-05-27
CIK 894738

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

                        Yes__X__                 No_____



                      INDEX TO FORM 10-QSB/A
                                                               PAGE
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Condensed Balance Sheets as of July 31, 1998 and
  January 31, 1999  (Unaudited)                                  3

Condensed Statements of Operations for the Three Months
  ended January 31, 1998 and January 31, 1999 (Unaudited)
  and for the period November 18, 1991 (Inception) through
  January 31, 1999  (Unaudited)                                  4

Condensed Statements of Cash Flows for the
  Three Months ended January 31, 1998 and January 31, 1999
  (Unaudited) and for the period November 18, 1991
  (Inception) to January 31, 1999 (Unaudited)                    5

Notes to Financial Statements                                  6-7

Item 2.  Management's Discussion and Analysis of Financial
  Condition and Results of Operations                         7-11

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                      11
Item 2.  Subsequent Events                                   11-12
Item 5.  Other                                                  12
Item 6.  Exhibits and Reports on Form 8-K                    12-13

SIGNATURES                                                      14



                       INTERNET COMMERCE CORPORATION
                       (a development stage company)

                         CONDENSED BALANCE SHEETS

                                                                             July 31, 1998      January 31, 1999
                                                                               (audited)          (unaudited)
                                                                            ---------------     ----------------
ASSETS
Current assets
    Cash and cash equivalents                                               $      178,287      $      899,531
    Accounts receivable                                                              7,231              10,734
    Prepaid expenses and other assets                                              100,882             233,697
    Notes recievable                                                                                   157,500
                                                                            ---------------     ----------------
        Total current assets                                                       286,400           1,301,462

Fixed assets                                                                       533,188             437,237
Software development costs                                                         714,298             713,982
Other assets                                                                         1,200               2,700
Goodwill, net                                                                                          418,119
                                                                            ---------------     ----------------
        Total assets                                                        $    1,535,086      $    2,873,500


LIABILITIES
Current liabilities:
    Accounts payable                                                       $       575,031      $       24,139
    Bridge notes, net of debt discount                                             232,557             768,287
    Capital lease obligation                                                        84,505              91,875
    Accrued expenses                                                               308,646             609,550
                                                                           ----------------     ----------------
        Total current liabilities                                                1,200,739           1,493,851
                                                                           ----------------     ----------------

Capital lease obligation - less current portion                                    196,887             149,031

                                                                           ----------------     ----------------
        Total liabilities                                                        1,397,626           1,642,882
                                                                           ----------------     ----------------

Redeemable Common Stock                                                              5,729               5,729




STOCKHOLDERS' EQUITY
Preferred stock:
    Series S preferred stock - par value $.01 per share, 175 shares
     issued and outstanding at January 31, 1999                                                              2
Common stock:
    Class A - par value $.01 per share, 40,000,000 shares authorized, one vote per share; 1,305,283 shares issued and outstanding at January 31, 1999 and 947,951 shares issued and outstanding
     at July 31, 1998                                                                9,480              13,038
    Class B - par value $.01 per share, 2,000,000 shares authorized,
     six votes per share; 193,108 shares issued and outstanding                      1,944               1,944
     and 194,397 shares issued and outstanding at July 31, 1998
Additional paid-in capital                                                      14,532,208          18,624,145
Notes receivable                                                                  (112,500)
(Deficit) accumulated during development stage                                 (14,299,401)        (17,414,240)
                                                                           ----------------     ----------------
        Total stockholder's equity                                                 131,731           1,224,889
                                                                           ----------------     ----------------

        Total liabilities and stockholders' equity                         $     1,535,086      $    2,873,500
                                                                           ----------------     ----------------

     Attention is directed to the accompanying notes to financial statments






                            INTERNET COMMERCE CORPORATION
                            (a development stage company)

                         Condensed Statements of Operations
                                     (Unaudited)

                              For the Three Months                For the Six Months                Period From
                                Ended January 31,                  Ended January 31,             November 18, 1991
                          ------------------------------    -------------------------------      (Inception) through
                               1998            1999              1998            1999             January 31, 1999
                          ------------------------------    -------------------------------      --------------------
Revenue:

   License Fees                                                                                   $       350,000

   Services                               $     16,101                        $     25,397                 42,878

   Other                  $      5,649                0      $      8,799                0                261,163
                          -------------    -------------     -------------    -------------      --------------------
      Total                      5,649           16,101             8,799           25,397                654,041
                          -------------    -------------     -------------    -------------      --------------------

Expenses:

   Cost of revenue               4,057            7,270             6,365           12,280                268,994

   Operating expenses          445,207          976,955           949,359        2,453,688             15,713,702

   Write-down of assets              0                0                 0                0              1,155,091
                          -------------    -------------     -------------    -------------      --------------------
      Total                    449,264          984,225           955,724        2,465,968             17,137,787
                          -------------    -------------     -------------    -------------      --------------------
Operating (loss)              (443,615)        (968,124)         (946,925)      (2,440,571)           (16,483,746)
                          -------------    -------------     -------------    -------------      --------------------

Interest and investment
 income                         26,115            1,839            68,002            6,606                578,842

Settlement expense                   0                0                 0                0               (394,828)

Minority interest                    0                0                 0                0                  1,000

Interest expense                  (187)        (599,996)             (440)        (680,874)            (1,107,108)
                          -------------    -------------     -------------    -------------      --------------------
Net (loss)                $   (417,687)    $ (1,566,281)     $   (879,363)    $ (3,114,839)        $  (17,405,840)
                          -------------    -------------     -------------    -------------      --------------------
Net(loss)
 per common share         $      (0.59)    $     (1.06)      $      (0.83)    $      (2.26)
                          -------------    -------------     -------------    -------------
Weighted average number
 of common shares              709,116        1,484,174         1,062,348        1,380,511
                          -------------    -------------     -------------    -------------


   Attention is directed to the accompanying notes to finincial statements




                        INTERNET COMMERCE CORPORATION
                        (a development  stage company)

                      Condensed Statements of Cash Flows
                                 (Unaudited)

                                                       For the Six Months               Period From
                                                        Ended Janurary 31,             November 18, 1991
                                                 -------------------------------     (Inception) through
                                                      1998              1999           January 31, 1999
                                                 -------------------------------     -------------------
Cash flows from operating activities:
    Net (loss)                                  $    (461,676)     $ (3,114,839)     $   (17,405,840)
    Adjustments to reconcile net (loss) to
     net cash (used in) operating activities:
        Write-down of assets                                                               1,155,091
        Other net cash provided by (used in)
         operating activities                         (86,226)        1,287,643            3,568,955
                                                --------------     -------------     -------------------
            Net cash (used in) operating
             activities                              (547,902)       (1,827,196)         (12,681,794)
                                                --------------     -------------     -------------------

Cash flows from investing activities:
    Purchases of marketable securities               (499,726)                           (16,083,295)
    Sales of marketable securities                  1,090,317                             16,083,295
    Capitalization of software development
     costs                                                                                  (921,188)
    Other investing activities                       (260,328)                            (1,814,637)
                                                --------------     -------------     -------------------
            Net cash provided by (used in)
             investing activities                     330,263                             (2,735,825)
                                                --------------     -------------     -------------------

Cash flows from financing activities:
    Proceeds from issuance of common stock                                                16,075,260
    Costs in connection with sale of
     common stock                                                                         (2,912,671)
    Payment of purchase agreement                     (15,000)                              (212,840)
    Exercise of warrants and options                                                         424,895
    Proceeds from bridge notes and notes
     payable                                                          2,595,000            4,390,000
    Payment of bridge loan                                                                (1,500,000)
    Payment of deferred financing costs                                                     (224,919)
    Proceeds form financing lease                                                            340,715
    Other financing activities                         (2,489)          (46,560)             (63,290)
                                                --------------     -------------     -------------------
            Net cash provided by (used in)
             financing activities                     (17,489)        2,548,440           16,317,150
                                                --------------     -------------     -------------------

Net increase (decrease) in cash and cash
 equivalents                                         (235,128)          721,244              899,531

Cash and cash equivalents, beginning
 of period                                            392,860           178,287
                                                --------------     -------------     -------------------

Cash and cash equivalents, end of period        $     157,732      $    899,531      $       899,531
                                                --------------     -------------     -------------------

Supplemental schedule of noncash investing
 and financing activities:
     Debt discount in connection with
      bridge loan                                                     2,388,299
     Goodwill                                                           470,383
     Issuance of warrants                                               866,903



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

Overview

The Company is a development stage company, engaged in the design, development and marketing of systems for securing, controlling, delivering and auditing electronic documents and files primarily over the Internet. The Company believes its technology and methods address critical areas of electronic commerce and is seeking to position itself as an independent third party to authenticate, certify, validate, authorize, and deliver secure transactions for electronic information. From November 18, 1991 (inception) to January 31, 1999, the
Company recognized revenues of approximately $654,000 and had an accumulated deficit of approximately $17.5 million. The Company has continued to operate at a deficit since inception and expects to continue to operate at a deficit until such time, if ever, as operations generate sufficient revenues to cover costs. The Company's ability to generate revenues and operate profitably and continue as a going concern, is dependent on its ability to market the CommerceSense System it has developed and its ability to raise the necessary additional operating funds. The likelihood of the success of the Company must be considered in light of the difficulties and risks inherent in a new business. There can be no assurance that revenues will increase significantly in the future or that the Company will ever achieve profitable operations.

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

Operating expenses increased from $445,000 for the 1998 Quarter to $977,000 for the 1999 Quarter. The increase of $532,000 is attributable to an increase in technical costs of over $340,000 that were not present in the 1998 Quarter and an increase in consulting expenses of approximately $136,000 related to the issuance of 500,000 warrants issued to a consultant. Operating expenses were also increased due to the accrual of $286,000 for the value of shares of the Company's common stock to be issued in a settlement with Nagle. The Company also experienced a decrease of $230,000 in general adn administration costs. The increase of $340,000 in technical expenses was largely attributable to the Company's focus on the launch of the CommerceSense System, leading to increased salaries and related costs for the increase in personnel not present in the 1998 Quarter. In addition, the Company capitalized development costs in the 1998 Quarter that were not present in the 1999 Quarter.

The decrease in general and administration costs of $230,000 can be attributed to the settlement of $275,000 of legal expenses. There were also increases in expenses attributable to an increase in average staffing levels over the 1998 Quarter, leading to increases in salary and related costs.

The Company had income from investments of approximately
$2,000 for the 1999 Quarter and approximately $26,000 for the 1998 Quarter. The decrease was due to a decrease in average balances of the Company's investment securities for the period.

Interest expense was approximately $600,000 in the 1999
Quarter compared to approximately $200 in the 1998 Quarter. The interest expense increase is attributed to debt discount amortization related to Bridge Note Warrants and the financing of a capital lease.

The net loss for the 1999 Quarter was approximately $1,566,000 compared to approximately $418,000 for the 1998 Quarter.
Management believes that losses will continue through fiscal 1999 as the Company is still in the development stage and is in the process of commercializing and marketing its new service.


Six Months Ended January 31, 1999 Compared with Six Months Ended
January 31, 1998.

Revenues were approximately $25,000 and $9,000, respectively, for the six months ended January 31, 1999 (the "1999 Six Months"), and for the six months ended January 31, 1998 (the "1998 six
Months").  The 1999 revenues were generated from ICC
CommerceSense.

Operating expenses were approximately $2,454,000 for the 1999 Six Months and approximately $949,000 for the 1998 Six Months. The increase of $1,505,000 is attributable to an increase in technical costs of over $599,000 that were not present in the 1998 Quarter and an increase in consulting expenses of approximately $591,000 related to the issuance of 500,000 warrants issued to a consultant. Operating expenses were also increased due to the accrual of $286,000 for the value of shares of the Company's common stock to be issued in a settlement with Nagel. The Company also experienced an increase of $29,000 in general and administration costs.
The increase of $599,000 in technical expenses was largely attributable to the Company's focus on the launch of the CommerceSense System, leading to increased salaries and related costs for the increase in personnel not present in the 1998
Quarter.   In addition, the Company capitalized development costs
in the 1998 Quarter that were not present in the 1999 Quarter.

The increase in general and administration costs of $29,000 can be attributed to the increases in expenses related to an increase in average staffing levels over the 1998 Quarter, leading to increases in salary and related costs. In addition, there was a settlement of $275,000 of legal expenses.

The Company had income from investments of approximately $7,000 for the 1999 Six Months and approximately $68,000 for the 1998 Six Months. The decrease was due to a decrease in average balances of the Company's investment securities for the period.

Interest expense was approximately $681,000 in the 1999 Six
Months and approximately $400 in the 1998 Six Months. The interest expense increase is attributed to debt discount amortization related to Bridge Note Warrants, amortization of debt issue costs and the financing of a capital lease.

The net loss for the 1999 Six Months was approximately $3,115,000 compared to approximately $879,000 for the 1998 Six Months. Management believes that the losses will continue through fiscal 1999 as the Company is still in the development stage and is in the process of commercializing and marketing new products.

Liquidity and Capital Resources

The Company has incurred substantial losses since inception. Although no assurance can be given, the Company anticipates that revenues will continue to be generated, although as a result of increased expenses associated with any such revenues, losses may increase, or the decrease in losses realized in fiscal 1999 may not be comparable to fiscal 1998. At January 31, 1999, the Company had a negative working capital of approximately 192,000. The Company has financed its operations through private placements during fiscal 1994, its initial public offering during fiscal 1995 (the "IPO"), a private placement in March 1997, and a private placement of Bridge Note Units during fiscal 1998 and 1999. The Company anticipates losses through fiscal 1999, as the Company attempts to expand commercial markets for CommerceSense. The Company does not have sufficient financial resources to continue its operations beyond April 1999, without obtaining additional financing. There can be no assurance that the Company will be able to obtain the necessary financing or to generate sufficient revenue to continue its operations and continue as a going concern. Any additional equity financing would be dilutive to stockholders, and debt financing, if available, may contain covenants that might restrict the Company's ability to implement its current objectives.

The Company has a net operating loss carryforward of approximately $17.5 million to offset any future taxable income for federal tax purposes. The utilization of the loss carryforward to reduce any such future income taxes will depend on the Company's ability to generate sufficient taxable income prior to the expiration of the net operating loss carryforwards. The carryforward expires from 2007 to 2013. The Internal Revenue Code of 1986, as amended, generally contains provisions which limit the use of available net operating loss carryforwards in any given year should significant changes (greater than 50%) in ownership interests occur. Due to the IPO, the net operating loss carryover of approximately $1,900,000 incurred prior to the IPO will be subject to an annual limitation of approximately $400,000 until that portion of the net operating loss is utilized or expires.

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

PART II

Item 1:  Legal Proceedings

The Company commenced arbitration against its former Vice President and Director of Technology, Robert Nagel ("Nagel"), on May 29, 1997, for fraud, breach of his employment contract, breach of the duties of obedience and loyalty and misappropriation of corporate opportunity. Nagel denied the claims and served a counterclaim alleging breach of the employment agreement, discrimination on the basis of his blindness, defamation, and violation of the Federal Wiretapping Act and the Federal Eavesdropping Act. The damages sought by Nagel against the Company was for approximately $1,000,000, excluding interest, costs and attorney's fees. The Company believed that it had a meritorious case against Nagel and strong defenses to Nagel's counterclaims. Nonetheless, the arbitrators found in favor of Nagel and awarded Nagel $60,000 payable upon the closing of ICC's Private Placement of its Series A Preferred Stock and 22,000 shares of Class A Common Stock to be issued after the effective date of the Resale Registration Statement. The Company has accrued the $346,000 payable.

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