Form 10QSB
period 1999-04-30
INTERNET COMMERCE CORP
filed 1999-06-14
CIK 894738

U.S. SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                FORM 10-QSB
                               _____________


[X]  QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the quarter ended April 30, 1999

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

                     Yes__X__               No_____


     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

     Class                                   Outstanding at January 31, 1999:
     ------------------------------------    ---------------------------------
     Class A Common Stock, $.01 par value               1,383,437 shares

     Class B Common Stock, $.01 par value                 115,599 shares



                 Traditional Small Business Disclosure Format

                        Yes__X__                 No_____



                      INDEX TO FORM 10-QSB
                                                               PAGE

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Condensed Balance Sheets as of July 31, 1998 and
  April 30, 1999                                                  3

Condensed Statements of Operations for the Three Months
  ended April 30, 1998 and April 30, 1999 and for the
  period November 18, 1991 (Inception) through
  April 30, 1999                                                  4

Condensed Statements of Cash Flows for the Three Months
  ended April 30, 1998 and April 30, 1999 and for the
  period November 18, 1991(Inception) to April 30, 1999           5

Notes to Financial Statements                                   6-7

Item 2.  Management's Discussion and Analysis of Financial
  Condition and Results of Operations                          7-12

PART II.  OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds               12
Item 6.  Exhibits and Reports on Form 8-K                        13

SIGNATURES                                                       14


                       INTERNET COMMERCE CORPORATION
                       (a development stage company)

                         CONDENSED BALANCE SHEETS

                                                                             July 31, 1998       April 30, 1999
                                                                            ---------------     ----------------
ASSETS
Current assets
    Cash and cash equivalents                                               $      178,287      $    6,368,807
    Accounts receivable                                                              7,231              16,466
    Prepaid expenses and other assets                                              100,882             265,096
                                                                            ---------------     ----------------
        Total current assets                                                       286,400           6,650,369

Fixed assets                                                                       533,188             415,881
Software development costs                                                         714,298             713,756
Other assets                                                                         1,200             124,099
Goodwill                                                                                               378,920
                                                                            ---------------     ----------------
        Total assets                                                        $    1,535,086      $    8,283,025
                                                                            ---------------     ----------------
                                                                            ---------------     ----------------


LIABILITIES
Current liabilities:
    Accounts payable                                                       $       575,031      $       18,225
    Bridge notes, net of debt discount                                             232,557
    Capital lease obligation                                                        84,505              95,798
    Accrued expenses                                                               308,646             678,653
                                                                           ----------------     ----------------
        Total current liabilities                                                1,200,739             792,676
                                                                           ----------------     ----------------

Capital lease obligation - less current portion                                    196,887             123,559

                                                                           ----------------     ----------------
        Total liabilities                                                        1,397,626             916,235
                                                                           ----------------     ----------------
                                                                           ----------------     ----------------

Redeemable Common Stock                                                              5,729               5,729




STOCKHOLDERS' EQUITY
Preferred stock:
    Series A preferred stock - par value $.01 per share,
     $1000 liquidation value per share 9,595 shares
     issued and outstanding at April 30, 1999                                                               96
    Series S preferred stock - par value $.01 per share,
     $1,000 liquidation value, 175 shares issued
     and outstanding at April 30, 1999                                                                       2
Common stock:
    Class A - par value $.01 per share, 40,000,000 shares authorized, one vote per share; 1,383,437 shares issued and outstanding at April 30, 1999 and 947,951 shares issued and outstanding
     at July 31, 1998                                                                9,480              13,834
    Class B - par value $.01 per share, 2,000,000 shares authorized, six votes per share; 115,599 shares issued and outstanding
     and 194,397 shares issued and outstanding at July 31, 1998                      1,944               1,156
Additional paid-in capital                                                      14,532,208          27,336,848
Notes receivable                                                                  (112,500)
(Deficit) accumulated during development stage                                 (14,299,401)        (19,990,875)
                                                                           ----------------     ----------------
        Total stockholder's equity                                                 131,731           7,361,061
                                                                           ----------------     ----------------

        Total liabilities and stockholders' equity                         $     1,535,086      $    8,283,025
                                                                           ----------------     ----------------

     Attention is directed to the accompanying notes to financial statments






                            INTERNET COMMERCE CORPORATION
                            (a development stage company)

                         Condensed Statements of Operations


                              For the Three Months                For the Nine Months                Period From
                                 Ended April 30,                     Ended April 30,               November 18, 1991
                          ------------------------------    -------------------------------      (Inception) through
                               1998            1999              1998            1999              April 30, 1999
                          ------------------------------    -------------------------------      --------------------
Revenue:

   License Fees                                                                                   $       350,000

   Services               $      2,058     $     20,417      $      8,357     $     45,814                 63,295

   Other                  $                                         2,500                                 261,163
                          -------------    -------------     -------------    -------------      --------------------
      Total                      2,058           20,417            10,857           45,814                674,458
                          -------------    -------------     -------------    -------------      --------------------

Expenses:

   Cost of revenue              23,323            5,102            29,688           17,382                274,096

   Operating expenses          877,797        1,629,791         1,827,156        3,788,779             17,057,193

   Write-down of assets        183,750                            183,750                               1,155,091
                          -------------    -------------     -------------    -------------      --------------------
      Total                  1,084,870        1,634,893         2,040,594        3,806,161             18,486,380
                          -------------    -------------     -------------    -------------      --------------------
Operating (loss)            (1,082,812)      (1,614,476)       (2,029,737)      (3,760,347)           (17,811,922)
                          ------------     ------------      -------------    -------------      --------------------

Interest and investment
 income                         13,933           14,780            81,935           21,386                593,622

Settlement expense                                                                                       (394,828)

Minority interest                                                                                           1,000

Interest expense                (8,833)      (1,271,639)           (9,273)      (1,952,513)            (2,378,747)
                          -------------    -------------     -------------    -------------      --------------------
Net (loss)                $ (1,077,712)    $ (2,871,335)     $ (1,957,075)    $ (5,691,474)        $  (19,990,875)
                          -------------    -------------     -------------    -------------      --------------------
Net(loss)
 per common share         $      (1.01)    $      (1.92)     $      (1.84)    $      (4.01)
                          -------------    -------------     -------------    -------------
Weighted average number
 of common shares            1,062,348        1,499,031         1,062,348        1,418,974
                          -------------    -------------     -------------    -------------


   Attention is directed to the accompanying notes to finincial statements




                        INTERNET COMMERCE CORPORATION
                        (a development  stage company)

                      Condensed Statements of Cash Flows


                                                       For the Nine Months               Period From
                                                         Ended April 30,             November 18, 1991
                                                 -------------------------------     (Inception) through
                                                      1998              1999           April 30, 1999
                                                 -------------------------------     -------------------
Cash flows from operating activities:
    Net (loss)                                  $  (1,957,075)     $ (5,691,474)     $   (19,982,475)
    Adjustments to reconcile net (loss) to
     net cash (used in) operating activities:
        Write-down of assets                          183,750                              1,155,091
        Common stock, warrants and options
         issued for compensation and
         settlement                                                   1,313,545            1,313,545
        Amortization of debt discount                                 1,620,659            1,620,659
        Other net cash provided by (used in)
         operating activities                         238,385            50,234            2,331,546
                                                --------------     -------------     -------------------
            Net cash (used in) operating
             activities                            (1,534,940)       (2,707,036)         (13,561,634)
                                                --------------     -------------     -------------------

Cash flows from investing activities:
    Purchases of marketable securities               (499,726)                           (16,083,295)
    Sales of marketable securities                  2,664,836                             16,083,295
    Capitalization of software development
     costs                                           (714,373)                              (921,188)
    Other investing activities                       (437,651)          (24,334)          (1,838,971)
                                                --------------     -------------     -------------------
            Net cash provided by (used in)
             investing activities                   1,013,086           (24,334)          (2,760,159)
                                                --------------     -------------     -------------------

Cash flows from financing activities:
    Proceeds from issuance of common stock                                                16,075,260
    Proceeds from issuance of preferred stock                         7,000,000            7,000,000
    Costs in connection with sale of
     common stock                                                                         (2,912,671)
    Costs in connection with sale of
     preferred stock                                                   (355,000)            (355,000)
    Payment of purchase agreement                     (70,000)                              (212,840)
    Exercise of warrants and options                                                         424,895
    Proceeds from bridge notes and notes
     payable                                                          2,300,000            4,095,000
    Payment of bridge loan                                                                (1,500,000)
    Payment of deferred financing costs                                 (62,035)            (286,954)
    Proceeds form financing lease                     312,639                                340,715
    Other financing activities                        (47,978)           38,925               22,195
                                                --------------     -------------     -------------------
            Net cash (used in)
             financing activities                     194,661         8,921,890           22,690,600
                                                --------------     -------------     -------------------

Net increase (decrease) in cash and cash
 equivalents                                         (327,193)        6,190,520            6,368,807

Cash and cash equivalents, beginning
 of period                                            392,860           178,287
                                                --------------     -------------     -------------------

Cash and cash equivalents, end of period        $      65,667      $  6,368,807      $     6,368,807
                                                --------------     -------------     -------------------

Supplemental schedule of noncash investing
 and financing activities:
     Debt discount in connection with
      bridge loan                                                     2,388,299
     Goodwill                                                           470,383
     Preferred stock in exchange for
      bridge notes                                                    1,763,970



    Attention is directed to the accompanying notes to financial statements










NOTES TO FINANCIAL STATEMENTS


NOTE A - BASIS OF PRESENTATION AND THE COMPANY:



[1]  Basis of presentation:

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 3 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the nine-month period ended April 30, 1999 are not necessarily indicative of the results that may be expected for the year ending July 31, 1999.

The balance sheet at July 31, 1998 has been derived from the audited consolidated financial statements at that date, but does not include all the footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the audited financial statements and footnotes thereto included in the Company's Form 10-KSB for the fiscal year ended July 31, 1998.

[2]  The Company:

Internet Commerce Corporation (the "Company" or "ICC"), formerly Infosafe Systems, Inc., a development stage company, developed, owns and operates an Internet-based value-added network ("VAN") with which it provides Electronic Data Interchange ("EDI") services to large organizations and their trading partners under the tradename CommerceSense. CommerceSense is an alternative to the EDI services that are currently provided by traditional VANs that offer their services primarily using dedicated telecommunications links. CommerceSense translates and transmits electronic documents, such as purchase orders, requests for proposals and receipts, as well as images and other data over the Internet through an "in" and "out" mailbox system.

The acquisition of the remaining 16.7% of its majority owned subsidiary ("ICCSUB" or the subsidiary"), not previously held by the Company was completed during the first fiscal quarter of 1999. A total of 334,435 shares of Class A Common Stock was issued to the former minority owners of ICCSUB as a result of this acquisition. The acquisition was accounted for as a purchase of a minority interest.

NOTE B - GOODWILL:

The Company recorded $470,383 in goodwill as a result of the acquisition of ICCSUB. The Company valued the acquisition of ICCSUB at the market value of the Class A Common Stock on the date of the transaction. The goodwill, which represents the excess of purchase price over fair value of net assets acquired, is being amortized on a straight-line basis over 3 years. Accumulated amortization as of April 30, 1999 was $91,463.


Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations

This Quarterly Report on Form 10-QSB contains a number of "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Specifically, all statements other than statements of historical facts included in this Report regarding our financial position, business strategy and plans and objectives of management for future operations are forward-looking statements. These forward-looking statements are based on the beliefs of management, as well as assumptions made by and information currently available to management. When used in this Report, the words "anticipate," "believe," "estimate," "expect," "may," "will," "continue" and "intend," and words or phrases of similar import, as they relate to our financial position, business strategy and plans, or objectives of management, are intended to identify forward-looking statements. These "cautionary statements" reflect our current view with respect to future events and are subject to risks, uncertainties and assumptions related to various factors including, without limitation, those listed below the heading "Overview" and in our registration statements and periodic reports filed with the Securities and Exchange Commission under the Securities Act and the Exchange Act.

Although we believe that our expectations are reasonable, we cannot assure you that our expectations will prove to be correct. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described in this Report as anticipated, believed, estimated, expected or intended.

Overview

We are a development stage company. We developed, own and operate an Internet-based value-added network ("VAN") with which we provide Electronic Data Interchange ("EDI") services to large organizations and their trading partners under the tradename CommerceSense. We have developed our CommerceSense service as an alternative to the EDI services that are currently provided by traditional VANs that offer their services primarily using dedicated telecommunications links. Our CommerceSense service translates and transmits electronic documents, such as purchase orders, requests for proposals and receipts, as well as images and other data over the Internet through an "in" and "out" mailbox system. We began the development of our CommerceSense service in 1997, introduced CommerceSense for beta testing in November 1997 and launched the current version of CommerceSense commercially in April 1999.

From November 18, 1991 (inception) to AprilJanuary 310, 1999, we recognized revenues of approximately $674,000 and had an accumulated deficit of approximately $20 million. We continue to operate at a deficit and expect to continue to operate at a deficit until such time, if ever, operations generate sufficient revenues to cover costs. Our ability to generate revenues and operate profitably and continue as a going concern is dependent on our ability to market our CommerceSense service. The likelihood of our success must be considered in light of the difficulties and risks inherent in a new business. There can be no assurance that our revenues will increase significantly in the future or that we will ever achieve profitability.

We raised $7 million of cash proceeds and converted into equity
$2,595,000 of debt through the sale and exchange of 9,595,000 shares of Series A Preferred Stock in our private placement that was completed in April 1999.

We were founded in November 1991 and from 1991 to 1997 we conducted limited operations and developed certain products that we were unable to exploit commercially and consequently discontinued. In 1997, we shifted our business emphasis to focus exclusively on the development and marketing of our CommerceSense service and launched the current version of our CommerceSense service commercially in April 1999. As a result, we have only a limited operating history and there is little historical information on which to evaluate our business and prospects.

We are currently focusing on our CommerceSense service. As a result, our revenue for the foreseeable future is almost entirely dependent on the success of this service, including, but not limited to, the number of customers who subscribe to the service and the volume (in kilocharacters) of the data, documents or other information they send or retrieve utilizing our service. We expect our cost of revenue and operating expenses to increase significantly, especially in the areas of marketing, customer installation and customer service. We will need to generate significant revenue to achieve and maintain profitability. If we do not increase our revenue significantly, we will continue to be unprofitable.

We expect to base our expenditures on our plans and estimates of future revenue. We may be unable to adjust spending in a timely manner if we experience an unexpected shortfall in our revenue. As a result, we may not achieve profitability.

Results of Operations

Three Months Ended April 30, 1999 Compared with Three Months Ended
April 30, 1998.

Our revenues were approximately $620,400 and $25,000, respectively, in the three months ended April 30, 1999 (the "1999
Quarter") and April 30, 1998 (the "1998 Quarter").
CommerceSense generated these revenues consulting and Infosafe
Imaging.

Our operating expenses increased from $878,000 in the 1998 Quarter to $630,000 in the 1999 Quarter. The increase of $752,000 is largely due to infrastructure expansion to support anticipated growth of our CommerceSense service. Expenses related to salaries, payroll taxes, benefits and recruitment costs increased $125,000. Consulting fees increased $160,000 due to the issuance of warrants to a consultant. Other operating expenses increased $367,000 of which $286,000 was due to the arbitration settlement with a former officer. In addition, operating expenses increased $100,000 since certain costs incurred in the 1998 Quarter qualified as capitalized software development costs that do not qualify in the 1999 Quarter.

We had income from investments of approximately $15,000 in the 1999 Quarter and approximately $14,000 in the 1998 Quarter.

Interest expense was approximately $1,272,000 in the 1999
Quarter compared to approximately $9,000 in the 1998 Quarter.
The increase in interest expense was largely attributable to the amortization of debt discount relating to the warrants issued in connection with our 1998 bridge financing.

The net loss in the 1999 Quarter was approximately $2,871,000 compared to approximately $1,078,000 in the 1998 Quarter.
Included in the 1999 Quarter are non-cash charges of $1,202,000 for the issuance of warrants and options to consultants, the amortization of debt discount relating to the Bridge Note Units and the amortization of debt issue costs for the issuance of warrants to NASD registered broker/dealers who participated in the Private Placement of Bridge Note Units. These non-cash charges were calculated using the Black-Scholes Option Pricing Model. The non-cash charges of $1,202,000 is comprised of: (a) $111,000 for consulting expense was for the issuance of 36,000 options to a consultant valued at $276,000 of which $46,000 of the options were expensed during the 1999 Quarter and 63,000 warrants issued to Southeast Research Partners, Inc. ("Southeast") valued at $88,000 of which $65,000 of the options were expensed during the 1999 Quarter. Southeast was engaged by us to perform financial advisory services; (b) the amortization of the debt discount of $1,055,000 was related to the issuance of 778,500 warrants issued with the Bridge Notes; (c) the amortization of debt issue costs of $36,000 was related to the issuance of 59,850 warrants to NASD registered broker/dealers who participated in the Private Placement of the Bridge Notes.
We believe that losses will continue through our fiscal year ending July 31, 1999 as we are still in the development stage and are in the process of commercializing and marketing our new service.

Nine Months Ended April 30, 1999 Compared with Nine Months Ended
April 30, 1998.

Our revenues were approximately $46,000 and $11,000, respectively, in the nine months ended April 30, 1999 (the "1999 Nine Months") and April 30, 1998 (the "1998 Nine Months"). The 1999 Nine Months revenues and $8,000 of the 1998 Nine Month revenues were attributable to our CommerceSense service.

Operating expenses increased from $1,827,000 in the 1998 Nine Months to $3,789,000 in the 1999 Nine Months. The increase of $1,963,000 is largely due to infrastructure expansion to support anticipated growth of our CommerceSense service. Expenses related to salaries, payroll taxes, benefits and recruitment costs increased $90,000. Consulting fees increased $734,000 due to the issuance of warrants to consultants. We amortized $91,000 of goodwill in the 1999 Quarter that was not present in the 1998 Quarter. Other operating expenses increased $334,000, of which $286,000 was due to the arbitration settlement with a former officer. In addition, operating expenses increased $714,000 since certain costs incurred in the 1998 Nine Months qualified as capitalized software development costs that do not qualify in the 1999 Nine Months.

We had income from interest in investments of approximately $21,000 in the 1999 Nine Months and approximately $82,000 in the 1998 Nine Months. The decrease was due to a decrease in average balances of our investment securities in the 1999 for the period.

Interest expense was approximately $1,952,000 in the 1999 Nine
Months and approximately $9,000 in the 1998 Nine Months. The increase in interest expense is largely attributable to the amortization of debt discount related to the warrants issued in our 1998 bridge financing.

The net loss for the 1999 Nine Months was approximately $5,691,000 compared to approximately $1,957,000 for the 1998 Nine Months. Included in the 1999 Nine Months are non-cash charges of $2,227,000 for the issuance of warrants and options to consultants, the amortization of debt discount relating to the Bridge Note Units and the amortization of debt issue costs for the issuance of warrants to NASD registered broker/dealers who participated in the Private Placement of Bridge Note Units. These non-cash charges were calculated using the Black-Scholes Option Pricing Model. The non-cash charges of $2,227,000 is comprised of: (a) $725,000 for consulting expense was for the issuance of 500,000 warrants to Summerwind Restructuring, Inc.("Summerwind") valued at $591,000 and the issuance of 36,000 options to a consultant valued at $276,000 of which $46,000 of the options were expensed as of April 30, 1999 and 63,000 warrants issued to Southeast Research Partners, Inc. ("Southeast") valued at $88,000. Summerwind was engaged by us to assist us, among other things, with the acquisition of the 16.7% of our majority owned subsidiary and to assist us in raising additional finances.
Southeast was engaged by us to perform financial advisory services;
(b) the amortization of the debt discount of $1,314,000 was related to the issuance of 778,500 warrants issued with the Bridge Notes;
(c) The amortization of debt issue costs of $188,000 was related to the issuance of 59,850 warrants to NASD registered broker/dealers who participated in the Private Placement of the Bridge Notes.
We believe that losses will continue through fiscal 1999 as we are still in the development stage and are in the process of commercializing and marketing new products.

Liquidity and Capital Resources

We have incurred substantial losses since inception. Although no assurance can be given, we anticipate that we will continue to generate revenues. However, as a result of increased expenses associated with any such revenues, losses may increase, or the decrease in losses realized in fiscal 1999 may not be comparable to the decrease in losses we realized in fiscal 1998. At April 30January 31, 1999, we had working capital of approximately $5,858,0001.1 million. We have financed our operations through private placements during fiscal 1994, our initial public offering during fiscal 1995 (the "IPO"), a private placement in March 1997, a private placement of Bridge Note Units during fiscal 1998 and 1999 and a private placement of Series A Preferred Stock in April 1999. We anticipate losses through fiscal 1999, as we attempt to expand commercial markets for CommerceSense. We have sufficient financial resources to continue our operations beyond fiscal 1999. There can be no assurance that we will be able to obtain the necessary financing or to generate sufficient revenue to continue our operations in the future. Any additional equity financing would be dilutive to stockholders, and debt financing, if available, may contain covenants that might restrict our ability to implement its current objectives.

We have a net operating loss carryforward of approximately $20 million to offset any future taxable income for federal tax purposes. The utilization of the loss carryforward to reduce any such future income taxes will depend on our ability to generate sufficient taxable income prior to the expiration of the net operating loss carryforwards. The carryforward expires from 2007 to 2013. The Internal Revenue Code of 1986, as amended, generally contains provisions which limit the use of available net operating loss carryforwards in any given year should significant changes (greater than 50%) in ownership interests occur. Due to the IPO, the net operating loss carryover of approximately $1,900,000 incurred prior to the IPO will be subject to an annual limitation of approximately $400,000 until the pre-IPO portion of the net operating loss is utilized or expires.

Year 2000 Compliance

We have commenced implementation of new financial software for internal operating purposes that is Year 2000 ("Y2K") compliant. Based on our design process and assessment to date, we believe the current versions of our service and our various systems are Y2K compliant. However, we cannot assure you that our programs designed to minimize the impact of the transition to the year 2000 on our electronic date-sensitive equipment, including the terminal operations software at our facilities, will be completely successful (or that the costs of implementing them will not exceed our current estimates). If these programs are not successful (or if their costs exceed our estimates), the date change from 1999 to 2000 could have a material and adverse effect on our business, operating results and financial condition. The full extent of any adverse impact on our business is impossible to determine.

It is possible that our customers may not become Y2K compliant in a timely fashion. While the failure of a customer to become Y2K compliant will not affect our ability to receive or transmit that customer's documents or data, the ability of that customer's trading partners to receive or utilize the document or data transmitted may be adversely affected. As a result, customers that are not Y2K compliant may cease using our CommerceSense service and that may have a material and adverse effect on our business, operating results and financial condition


PART II


Item 2:  Changes in Securities and Use of Proceeds

In April 1999, we sold 9,595 shares of Series A Convertible
Redeemable Preferred Stock ("Series A Preferred Stock") for
$7,000,000 in cash and conversion of $2,595,000 of Bridge Notes.
The following placement agents received $577,500 and 173,250 warrants in commissions: Bluestone Capital Partners, L.P., Brighton Capital, GKN Securities, M.H. Meyerson Co., Inc., National
Securities Corporation, RG Securities LLC, Thornhill Group, Inc., Trinkhaus & Burkhardt KGaA, Westport Resources and Win Capital Corporation. The offering was exempt from registration under the Securities Act because it did not involve a public offering within the meaning of the Securities Act. The exemption was made available since all securities sold were to accredited investors.

The Series A Preferred Stock is convertible, at the option of the holder, into the number of shares of Class A Common Stock equal to $1,000 divided by 75% of the average closing price of the Class A Common Stock on the NASDAQ SmallCap Market or, if not then traded on the NASDAQ SmallCap Market, in the over-thecounter market for the ten trading days immediately prior to the conversion date, at a conversion rate of $5.00 per share until December 31, 1999 with respect to 6,895 shares of Series A Preferred Stock and a minimum conversion rate of $3.00 per share and a maximum conversion rate of $5.00 per share with respect to 2,700 shares of Series A Preferred Stock. As of January 1, 2000, all outstanding shares of Series A Preferred Stock will have a minimum conversion rate of $3.00 per share and a maximum conversion rate of $5.00 per share. No fewer than 25 shares may be converted at one time unless the holder then holds fewer than 25 shares and converts all such shares at that time. Series A Preferred Stock is redeemable, in whole or in part, by ICC at $1,000 per share, plus any accrued and unpaid dividends, upon thirty-days' written notice, commencing on the third anniversary of the date of issuance.


Item 6: Exhibits and Reports on Form 8-K

(a)  Exhibit(s).

Number    Description                           Method of Filing

10.6      Lease  Agreement, dated as of         Filed with this
          May 21, 1999, between JB Squared      Form 10-QSB
          LLC and ICC relating to the rental
          of approximately 4,000 square feet
          at the Lakeview Executive Center,
          45 Research Way, East Setauket,
          New York, 11733

27             Financial Data Schedule          Filed with this
                                                Form 10-QSB


(b)        Reports on Form 8-K

On April 20, 1999January 31, we filed a Current Report on Form 8-K.

On April 28, 1999, we filed an amended Current Report on Form 8-K/A.




                           SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNET COMMERCE CORPORATION
-----------------------------
       (Registrant)

Date: June 14, 1999           By:  /s/ Richard J. Berman
                                    -------------------------------------------
                                    Richard J. Berman, Chief Executive Officer,
                                     Chairman of the Board of Directors
                                     (Principal Executive Officer)

Date: June 14, 1999            By:  /s/ Walter M. Psztur
                                    -------------------------------------------
                                    Walter M. Psztur, V.P. Finance &
                                     Administration (Chief Financial Officer,
                                     Principal Accounting Officer & Secretary)