Form 10QSB/A
period 1999-04-30
INTERNET COMMERCE CORP
filed 1999-06-15
CIK 894738

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

     Class                                    Outstanding at April 30, 1999:
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




STOCKHOLDERS' EQUITY
Preferred stock:
    Series A preferred stock - par value $.01 per share,
     $1,000 liquidation value per share 9,595 shares
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

From November 18, 1991 (inception) to April 30, 1999, we recognized revenues of approximately $674,000 and had an accumulated deficit of approximately $20 million. We continue to operate at a deficit and expect to continue to operate at a deficit until such time, if ever, operations generate sufficient revenues to cover costs. Our ability to generate revenues and operate profitably and continue as a going concern is dependent on our ability to market our CommerceSense service. The likelihood of our success must be considered in light of the difficulties and risks inherent in a new business. There can be no assurance that our revenues will increase significantly in the future or that we will ever achieve profitability.

We raised $7 million of cash proceeds and converted into equity
$2,595,000 of debt through the sale and exchange of 9,595 shares of Series A Preferred Stock in our private placement that was completed in April 1999.

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

Results of Operations

Three Months Ended April 30, 1999 Compared with Three Months Ended
April 30, 1998.

Our revenues were approximately $20,400 and $2,000, respectively, in the three months ended April 30, 1999 (the "1999
Quarter") and April 30, 1998 (the "1998 Quarter").
CommerceSense generated these revenues.

Our operating expenses increased from $878,000 in the 1998 Quarter to $1,630,000 in the 1999 Quarter. The increase of $752,000 is largely due to infrastructure expansion to support anticipated growth of our CommerceSense service. Expenses related to salaries, payroll taxes, benefits and recruitment costs increased $125,000. Consulting fees increased $160,000 due to the issuance of warrants to a consultant. Other operating expenses increased $367,000 of which $286,000 was due to the arbitration settlement with a former officer. In addition, operating expenses increased $100,000 since certain costs incurred in the 1998 Quarter qualified as capitalized software development costs that do not qualify in the 1999 Quarter.

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

The net loss in the 1999 Quarter was approximately $2,871,000 compared to approximately $1,078,000 in the 1998 Quarter.
Included in the 1999 Quarter are non-cash charges of $1,202,000 for the issuance of warrants and options to consultants, the amortization of debt discount relating to the Bridge Note Units and the amortization of debt issue costs for the issuance of warrants to NASD registered broker/dealers who participated in the Private Placement of Bridge Note Units. These non-cash charges were calculated using the Black-Scholes Option Pricing Model. The non-cash charges of $1,202,000 is comprised of: (a) $111,000 for consulting expense which was for the issuance of 36,000 options to a consultant valued at $276,000 of which $46,000 of the options were expensed during the 1999 Quarter and 63,000 warrants issued to Southeast Research Partners, Inc. ("Southeast") valued at $88,000 of which $65,000 of the options were expensed during the 1999 Quarter. Southeast was engaged by us to perform financial advisory services; (b) the amortization of the debt discount of $1,055,000 which was related to the issuance of 778,500 warrants issued with the Bridge Notes; (c) the amortization of debt issue costs of $36,000 which was related to the issuance of warrants to NASD registered broker/dealers who participated in the Private Placement of the Bridge Notes.
We believe that losses will continue through our fiscal year ending
July 31, 1999 as we are still in the development stage and are in the process of commercializing and marketing our new service.

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

We had income from investments of approximately $21,000 in the 1999 Nine Months and approximately $82,000 in the 1998 Nine Months. The decrease was due to a decrease in average balances of our investment securities in the 1999 for the period.

Interest expense was approximately $1,952,000 in the 1999 Nine
Months and approximately $9,000 in the 1998 Nine Months. The increase in interest expense is largely attributable to the amortization of debt discount related to the warrants issued in our 1998 bridge financing.

The net loss for the 1999 Nine Months was approximately $5,691,000 compared to approximately $1,957,000 for the 1998 Nine Months. Included in the 1999 Nine Months are non-cash charges of $2,227,000 for the issuance of warrants and options to consultants, the amortization of debt discount relating to the Bridge Note Units and the amortization of debt issue costs for the issuance of warrants to NASD registered broker/dealers who participated in the Private Placement of Bridge Note Units. These non-cash charges were calculated using the Black-Scholes Option Pricing Model. The non-cash charges of $2,227,000 is comprised of: (a) $725,000 for consulting expense which was for the issuance of 500,000 warrants to Summerwind Restructuring, Inc.("Summerwind") valued at $591,000 and the issuance of 36,000 options to a consultant valued at $276,000 of which $46,000 of the options were expensed as of April 30, 1999 and 63,000 warrants issued to Southeast Research Partners, Inc. ("Southeast") valued at $88,000. Summerwind was engaged by us to assist us, among other things, with the acquisition of the 16.7% of our majority owned subsidiary and to assist us in raising additional finances.
Southeast was engaged by us to perform financial advisory services;
(b) the amortization of the debt discount of $1,314,000 which was related to the issuance of 778,500 warrants issued with the Bridge Notes; (c) The amortization of debt issue costs of $188,000 which was related to the issuance of 59,850 warrants to NASD registered broker/dealers who participated in the Private Placement of the Bridge Notes. We believe that losses will continue through fiscal 1999 as we are still in the development stage and are in the process of commercializing and marketing our new service.

Liquidity and Capital Resources

We have incurred substantial losses since inception. Although no assurance can be given, we anticipate that we will continue to generate revenues. However, as a result of increased expenses associated with any such revenues, losses may increase, or the decrease in losses realized in fiscal 1999 may not be comparable to the decrease in losses we realized in fiscal 1998. At April
30, 1999, we had working capital of approximately
$5,858,000. We have financed our operations through private placements during fiscal 1994, our initial public offering during fiscal 1995 (the "IPO"), a private placement in March 1997, a private placement of Bridge Note Units during fiscal 1998 and 1999 and a private placement of Series A Preferred Stock in April 1999. We anticipate losses through fiscal 1999, as we attempt to expand commercial markets for CommerceSense. We have sufficient financial resources to continue our operations beyond fiscal 1999. There can be no assurance that we will be able to obtain the necessary financing or to generate sufficient revenue to continue our operations in the future. Any additional equity financing would be dilutive to stockholders, and debt financing, if available, may contain covenants that might restrict our ability to implement its current objectives.

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


(b)        Reports on Form 8-K

On April 20, 1999, we filed a Current Report on Form 8-K.

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