Form 10KSB
period 1999-07-31
INTERNET COMMERCE CORP
filed 1999-10-29
CIK 894738

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____ to ____

                         Commission File No. ___________

                          INTERNET COMMERCE CORPORATION

                 (Name of Small Business Issuer in its charter)

Delaware                                                       13-3645702
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

805 Third Avenue 9th Floor, New York, New York                    10022
(Address of principal executive offices)                        (Zip Code)

Issuer's telephone number, including area code:  (212) 271-7640

                     Securities registered under Section 12(b) of the Act:

                                                  Name of each exchange
Title of Each class                                on which registered
        None                                             None

              Securities registered under Section 12(g) of the Act:

                      Class A Common Stock, $.01 par value
                                (Title of Class)

                                Class A Warrants
                                (Title of Class)

                                Class B Warrants
                                (Title of Class)

                    Units consisting of Class A Common Stock,
                              Class A Warrants and
                                Class B Warrants
                                (Title of Class)

        Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                             Yes   X               No

        Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

        State the issuer's revenues for its most recent fiscal year:  $105,243.

        As of October 21, 1999 the issuer had outstanding 1,855,441 shares of Class A Common Stock and 115,590 shares of Class B Common Stock that are convertible into Class A Common Stock. The aggregate market value of the Common Stock held by nonaffiliates as of October 21, 1999 was approximately $16.8 million based on a closing price for the Class A Common Stock of $12.25 on the Nasdaq Small Cap Market on such date.

                                     PART I

Item 1.  Description of Business

a)      Business Development

We were founded in November 1991 under the name Infosafe Systems, Inc. and from 1991 to 1997 we conducted limited operations and developed certain products that we were unable to exploit commercially and consequently discontinued. In 1997, we shifted our business emphasis to focus exclusively on the development and marketing of our CommerceSense service and changed out name to Internet Commerce Corporation in September 1998 to reflect this shift. We launched the current version of our CommerceSense service commercially in April 1999. As a result, we have only a limited operating history and there is little historical information on which to evaluate our business and prospects.

We developed our CommerceSense service as an alternative to the electronic data interchange, or EDI, services that are currently provided by traditional value added networks, also known as VANs, that offer their services primarily using dedicated telecommunications links. Our CommerceSense service translates and transmits electronic documents, such as purchase orders, requests for proposals and receipts, as well as images and other data over the Internet.

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

Internet Commerce Corporation (referred to as we or ICC in this Annual Report) completed the merger of our majority owned subsidiary ("ICCSUB" or the "subsidiary") into ICC in September 1998.

ICC was incorporated under the laws of the State of Delaware on November 18, 1991. Our executive offices are located at 805 Third Avenue 9th floor, New York, New York 10022 and our telephone number is (212) 271-7640. (See "Description of Properties.")

b)      Industry Background

We believe that although the Internet has become an important new sales channel, its real value will be in achieving business efficiencies and cost savings by expanding global business-to-business interconnectedness.

We believe that in an increasingly global economy, improvements in speed and efficiency in the supply chain between businesses are important and improvements in the capacity of a business to buy and sell goods and services or raw materials within its business community becomes an important factor in its ability to compete. Thus, for example, in a just-in-time economy, timeliness, and not price, may be the most important component in creating competitive advantage.

The speed and efficiency of the supply chain are hindered by incompatibilities in technologies and methodologies used to communicate business information among trading communities, which slow down the flow of information and create bottlenecks. These incompatibilities stem from the diversity of trading partners, which may range from members of the Fortune 100 to sole proprietors providing niche products. Trading partners may therefore have different communications capabilities and requirements. Some trading partners may rely on paper or fax to communicate, others exchange data in proprietary file formats through direct dial-up connections or over the Internet, while the largest trading partners use electronic methods such as EDI over VANs.

The CommerceSense Solution

The current version of ICC's electronic commerce service "CommerceSense" was launched commercially in the third fiscal quarter 1999 and is currently in use by its customers for the secure exchange of business to business electronic forms and data files. We believe that our CommerceSense service provides a solution to the communication difficulties caused by the differences in data formats, networks and communications methods used by the members of trading communities, and thus bridges the incompatibility gap and enables seamless electronic business communication. Our CommerceSense service can translate incompatible files into a format any user is capable of receiving and uses the Internet to transmit the data file by EDI, fax or other format. We believe that users of our CommerceSense service can thus improve their productivity and reduce their costs by enabling electronic business-to-business transactions between parties with different systems.

customer, and request transmission of the inbox contents. In either case, the mailbox supervisor forwards the inbox transmissions to the computer interface service module, which sends the transmissions to the customer's own computer system.

We believe that our CommerceSense service improves the basic infrastructure of business-to-business electronic communications by providing intelligent messaging and routing using the Internet, which, we believe, improves the security, reliability, ease of use and acceptability of using the Internet for business-to-business electronic commerce. CommerceSense performs these functions without requiring that the user purchase any software and at prices that are, we believe, less than half of the prices currently charged by traditional VANs.

We designed our CommerceSense service to avoid what we believe are inefficiencies in traditional VAN services, software products and phone and manual fax processes, which we believe are more expensive, slower and more difficult to use than our CommerceSense service. CommerceSense incorporates proprietary technology and is immediately accessible using a standard Internet connection and a web browser.

Our CommerceSense service uses the Internet to deliver a higher level of service and more features than traditional VANs:

         o Documents are delivered up to 100 times faster, depending upon the speed of the customer's Internet connections;

         o Our customers may more effectively track, monitor and process business documents and other data files using our real-time document management browser screen displays;

         o Our CommerceSense service allows us to consistently provide confirmed delivery of documents and other data files;

         o Documents can be delivered either in real-time or retrieved when convenient for the customer. Real-time delivery reduces the potential for document corruption, bottlenecks and other problems associated with batch delivery modes, which are traditionally store-and-forward and in some cases can take several hours to be delivered;

         o Our CommerceSense service can handle transmissions of data other than standard business documents, such as images, engineering drawings, architectural blueprints, audio and some types of video; and

         o Our customers enjoy flexibility in creating different document types and formats for various business applications. For example, our customers can add their business logo to their documents and can use their own format for each document type.

In addition, we believe our CommerceSense service offers advantages over e-mail and other Internet-based electronic commerce systems, such as a full range of VAN services, translation of a wide variety of data into customer-specified formats, management of business documents or data files of virtually any size and of a wide variety, including purchase orders, invoices, statements, inventory tracking and shipping documents, images, engineering drawings, architectural blueprints, audio and some types of video. CommerceSense also provides a complete audit trail of content delivery and customer selection from a variety of security methods.

We believe that CommerceSense is one of the only Internet-based data transmission services that is approved to interconnect with the eight largest traditional VANs, which we believe currently provide EDI services for 90% of companies capable of using EDI. As a result, we can handle EDI traffic between our customers and any of their trading partners that choose to continue to use a traditional VAN and between a customer that uses a traditional VAN and its trading partners that do not. This provides our customers with the possibility of maximum penetration into their trading partner community.

EDI for web-based retailers. We provide an electronic document and data file delivery link between web-based retailers and their vendors. We believe that many larger vendors require that product orders and other documents be transmitted using EDI. Web retailers can use our CommerceSense service to comply with this requirement and thus can reduce their costs and improve their ability to locate, order, track and deliver products. Our CommerceSense service can process purchase orders, invoices, order status reports and other files transmitted between web-based shopping portals of electronic retailers and their vendors, distributors and manufacturers and can also manage critical logistics delivery files. Due to the special requirements and rapid growth of these new web-based retail companies, we have a dedicated web retailer sales and support team that offers the retail companies the option to outsource to us all of their electronic document and data file delivery requirements.

EDI to fax service. Traditional EDI users convert electronic documents into a faxable format and fax the documents manually to their trading partners that can not receive documents transmitted electronically in EDI. Our CommerceSense fax service allows our customers to send a document electronically, which we will then electronically convert and fax to any of our customer's trading partners that cannot receive electronically transmitted documents and specify that they want to receive the document by fax. We believe that our CommerceSense fax service will result in lower fax costs for our customers as well as reduced human involvement in the document delivery process and fewer errors. Recently, several other VANs began offering similar EDI-fax services; however, we believe that these services cost 3 to 5 times more per page and are currently only offered domestically. Our customers currently send documents using our CommerceSense fax service to approximately 900 trading partners.

Large-scale electronic document management and delivery. Our CommerceSense service can transmit large-scale non-EDI electronic documents and other large files, which may include catalogs, engineering drawings, graphics and some types of video. CommerceSense allows customers to manage and distribute these large files in real-time and provides archiving, security, authentication and audit services. CommerceSense will support both a publish/subscribe configuration, in which a customer can publish any number of files for subscribers authorized by the customer to view and/or download, and a point-to-point-delivery configuration that operates like our CommerceSense VAN service.

Business Strategy

We believe that our CommerceSense service provides a platform with many applications that will allow our customers to fulfill a substantial portion of their electronic document and data delivery requirements with significantly less administrative effort and cost. We believe that CommerceSense will allow our customers to send us the majority of their important documents and data files which we will then be able to transmit to each of the intended recipients in any form requested by the recipient. Our customers will thus be able to integrate a substantial portion of their document and data file delivery methods into a single, seamless process.

A large company that uses EDI to communicate with its vendors is referred to as a hub; its trading partners, vendors or customers, are referred to as spokes. We intend to continue to market CommerceSense as a one-stop electronic document and data delivery service to the 2,500 largest hub companies in the United States. Due to the cost to the spoke companies of implementing EDI and using VANs and other electronic document delivery methods, large hub companies are currently connected electronically to only a small percentage of their potential spoke companies.

Our current customers conduct their business internationally, and we intend to service these customers and pursue new international customers by expanding our marketing and operation to Europe and other places outside the United States.

We believe that a significant number of these hub companies intend to expand the use of electronic commerce to more of their spoke companies. Small spoke companies using our CommerceSense service require only an Internet connection or a web browser to receive and transmit documents electronically and, we believe, will also be able to receive electronic documents using our CommerceSense fax service. As a result, large hub companies may now be able to request or encourage electronic commerce with their small hub companies. In turn, many of these spoke companies may become the hub companies for their suppliers, which should further broaden the reach of our CommerceSense service.

We intend to encourage the use of our CommerceSense service through exceptional customer service. We currently offer technical support to our customers twenty-four hours a day, seven days a week. Due to the multiple redundancies of all of our systems and the stability of the Securities Industry Automation Corporation, or SIAC, which is the location of our data center, our CommerceSense service has been fully operational more than 99% of the time. SIAC runs all computing operations for the New York Stock Exchange and the American Stock Exchange.

We intend to seek acquisitions of services, products or companies, joint ventures or other arrangements which complement or expand our business. However, we cannot assure you that we will be able to identify appropriate acquisition candidates in the future or that we will be able to successfully negotiate and finance the acquisition if an acquisition candidate is identified. If we make other types of acquisitions, it will be necessary to assimilate the acquired services, technologies or customers into our operations. If we consummate one or more significant acquisitions through the issuance of shares of class A common stock, our stockholders could suffer significant dilution of their ownership interests in ICC. Finally, expanding our business through acquisitions may expose us to new and different competitors, which will likely have greater financial and other resources than we do.

We expect to experience seasonality in our business that reflects the seasonality of the businesses of our customers. We believe that period-to-period comparisons of our operating results may not be meaningful and that our operating results for any particular period will not necessarily be a good indicator of our future performance.

Competition

Our principal competitors include: Harbinger Corporation, GE Information Services, Inc., International Business Machines Corporation Global Services, Sterling Commerce, Inc., AT&T Corp. and MCI Communications Corporation. Each of these competitors has an established VAN that has provided EDI for at least several years and has long-established relationships with the users of EDI, including many of our prospective customers.

The business-to-business electronic commerce industry is evolving rapidly and is intensely competitive. If we are not able to compete effectively against our current and future competitors, we may lose customers, may need to lower our prices, may experience reductions in gross margins, increases in marketing costs or losses in market share, or may experience a combination of these problems and, as a result, our business will suffer.

Our market is characterized by rapidly changing technology, customer demands and intense competition. If we cannot keep pace with these changes, our CommerceSense service could become uncompetitive and our business will suffer. The Internet's recent growth and the intense competition in our industry require us to continue to develop strategic business and Internet solutions that enhance and improve the customer service features, functions and responsiveness of our CommerceSense VAN and other proposed services and that keep pace with continuing changes in information technology and customer requirements. If we are not successful in developing and marketing enhancements to our CommerceSense VAN service or other proposed services that respond to technological change or customer demands, our business will suffer.

Many of our current and potential competitors have significant existing customer relationships and vastly larger financial, marketing, customer support, technical and other resources than we do. As a result, they may be able to respond more quickly to changing technology and changes in customer requirements or be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to potential customers and employees, or be able to devote greater resources to the development, promotion and sale of their services than we can. As a result, we may not be successful in competing against competitors.

If we are successful in utilizing our CommerceSense platform to provide new services, we may enter into different markets and may face the same or additional competitors, most of which will have substantially greater financial and other resources than we do.

Patents and Trademarks

Patents

On August 26, 1997, ICC was granted patent No. 5,661,799 entitled, Apparatus and Storage Medium for Decrypting Information. The essential components of this patent include 1) the decryption of encrypted information without requiring that decryption keys be transmitted from one place to another, 2) the decryption of encrypted information which employs different keys for different segments of information and 3) the disabling of a system for the decryption of encrypted information if a user is no longer authorized to retrieve information.

On January 7, 1997, ICC was granted patent No. 5,592,549 entitled, Method and Apparatus for Retrieving Selected Information from a Secure Information Source. There are three essential components to this "Branding Patent:" 1) decryption of an electronic item or product i.e. a document or software, 2) the attachment of an identifying serial number, 3) the logging of the item number and serial number. By attaching a "brand" at the time the document is decrypted from a secure data source, an "audit trail" of the decrypted information can be maintained.

In February 1995, ICC was granted patent No. 5,394,469 entitled, Method and Apparatus for Retrieving Secure Information From Mass Storage Media, for its system to retrieve and monitor the use of protected information from various digital media.

In December 1995, ICC was granted patent No. 5,473,687 entitled, Method for Retrieving Secure Information from A Database, covering its technology for providing a secure method for the commercial distribution and use of digital information on a rental basis using a technique to discourage long-term use without endangering the computer or the operating system.

We rely upon this encryption and authentication technology to provide secure transmission of confidential information. If our security measures do not prevent security breaches, we could suffer operating losses, damage to our reputation, litigation and possible liability. Advances in computer capabilities, new discoveries in the field of cryptography or other developments that render current encryption technology outdated may result in a breach of our encryption and authentication technology and could enable an outside party to steal proprietary information or interrupt our operations.

Uncertain Patent Protection.

Although ICC has obtained patent rights described above, we believe that the protection of our rights in our CommerceSense service will depend primarily on our proprietary software and messaging techniques which constitute "trade secrets." ICC has made no determination as to the patentability of these trade secrets. ICC will continue to evaluate, on a case-by-case basis, whether applying for additional patents in the future is in our best interests. There can be no assurance that our technology will remain a secret or that others will not develop similar technology and use such technology to compete with us.

Additionally, there can be no assurance that any issued patents owned by ICC or our trade secrets will afford us adequate protection or not be challenged, invalidated, infringed or circumvented, or that patent applications relating to our products or technologies that it may license in the future or file itself, including any patent as to which a notice of allowance has issued, will result in patents being issued, or that any rights granted thereunder will provide competitive advantages to ICC. Although ICC believes that its technology does not infringe upon the proprietary hardware or software of others, it is possible that others may have or be granted patents claiming products or processes that are necessary for or useful to the development of our CommerceSense service and that legal actions could be brought against us claiming infringement. In the event that we are unsuccessful against such a claim, we may be required to obtain licenses to such patents or to other patents or proprietary technology in order to develop, manufacture or market its products. There can be no assurance that we will be able to obtain such licenses on commercially reasonable terms, if at all. If we are required to and do not obtain such licenses, we will encounter delays in the development and manufacturing of our products and technologies while we attempt to design around such patents or other rights and there can be no assurance that such attempts would be successful. Failure to obtain such licenses or to design around such patents or other rights would have a material adverse effect on our business.

Trademarks

ICC's trademarks INFOSAFE, PROTECTED BY INFOSAFE and DESIGN PALETTE have been registered with the United States Patent and Trademark Office. The applications to register ICC.NET, AUDINET, COMMERCESENSE, B2B4B2C and B to B for B to C have now been allowed as trademarks and await registration. We intend to apply for additional name and logo marks in the United States and in foreign jurisdictions. No assurance can be given that registrations will issue on the non-allowed applications or that interested third parties will not petition the United States Patent and Trademark Office to cancel our registration.

The validity, enforceability and scope of protection of some types of proprietary rights in Internet-related businesses are uncertain and still evolving. If unauthorized third parties try to copy our service or our business model or use our confidential information to develop competing services, we may lose customers and our business could suffer. We may not be able to effectively police unauthorized use of our technology because policing is difficult and expensive. In particular, the global nature of the Internet makes it difficult to control the ultimate destination or security of software or other data transmitted. The laws of other countries may not adequately protect our intellectual property.

Marketing and Sales

We intend to employ a variety of marketing initiatives, including significantly increased print advertising, to enhance awareness of our CommerceSense and other services in the electronic commerce community and to increase our sales domestically and internationally. We anticipate it will be necessary to retain channel partners or independent contractors to train customers in the use of CommerceSense to achieve our business plan.

Direct Marketing through Sales Force. Direct sales to large corporate users of existing VAN services have been successful for ICC to date and continue to form the core of our sales strategy. Our sales force currently consists of seven people and is growing. Our sales force organization consists of field sales representatives who provide direct assistance with sales calls at customer sites and must meet target quotas. These representatives are supported by technical personnel based in the field. All field sales personnel report to the Executive Vice President of Sales through one of two regional managers responsible for the eastern and western parts of the United States.

Indirect Marketing through Hub Companies. We believe that smaller spoke companies comprise a significant potential market that may be reached without any direct marketing on our part, because the low cost of our CommerceSense service will allow these smaller spoke companies to consider using our service if requested to do so by their hub companies.

Seminars and Tradeshows. We plan to conduct seminar marketing, consisting of a traveling road show providing targeted group demonstration and selling activities to pre-qualified audiences invited to events in their own localities by direct mail supported by telemarketing confirmation. We will continue to attend multiple industry tradeshows in 2000 and 2001. We plan to staff national shows, currently planned for eight per year, with sales, support and executive personnel from our headquarters.

Web-based and Print Advertising. We intend to use both web-based and traditional print advertising. We plan to roll out a redesigned web site in January 2000 embodying a variety of promotional features, including the ability for a trading partner to subscribe to our CommerceSense service and begin the installation process for its own account online, directly from our web site. We also intend to focus on print advertising in industry publications.

Strategic Relationships. We are currently discussing relationships with general consulting firms and others in which the firms will recommend our products and services as part of their project or product recommendations. In addition, we are currently offering to create custom-designed interfaces to the purchasing software packages, which commonly have an EDI component, of the twenty largest companies that produce purchasing software. We believe that an interface with our Internet-based electronic commerce system will appeal to the software companies' desire to highlight the cutting-edge character of their software. The software companies will not incur any costs by adding our interface, since we are developing the interfaces to increase the number of users of our CommerceSense service rather than to produce revenues by selling the interfaces.

Technical Support

We provide technical support twenty-four hours a day, seven days a week, for new users of our CommerceSense service by educating the users about the application and correctly configuring the users' computer systems. We also provide ongoing assistance for previously-installed users. Due to the multiple redundancies of all of our systems and the stability of SIAC, our CommerceSense service has been fully operational more than 99% of the time.

Customers

We currently provide our CommerceSense service to more than 125 customers, including the following:

        o      Three large web-based online shopping services;
        o      A large book retailer;
        o      Several large publishers;
        o      Three major office supply companies;
        o      A software manufacturer;
        o      A freight company;
        o      A large retail drug store chain; and
        o      Several automotive parts manufacturers.

We believe that no single customer will account for a material portion of our revenues by the end of 1999.

Research and Development

Product development and enhancement costs decreased to $517,000 in 1999 from approximately $576,000 in 1998. The decrease of $59,000 is due to utilizing certain technical development employees on internal systems projects.

Employees

At July 31, 1999, ICC had 44 full-time employees, of which 13 performed administrative, management and executive functions, 13 performed sales and marketing functions and 18 were responsible for our technology and its development.

Item 2.  Description of Properties

Our executive offices are located at 805 Third Avenue, New York, New York 10022 under a lease that expires on December 31, 2004. The lease covers approximately 5,500 square feet, provides for annual rent of approximately $200,000 and is subject to customary increases.

We leased an additional 2,500 square feet at this location under a lease that expires in February 2000 for a total rent of $50,000.

We leased a second facility in August 1999. This facility, which is located in East Setauket, New York, contains approximately 4,100 square feet and will initially accommodate 25 employees. This lease is for 5 years at an annual rent of approximately $78,000 and is subject to customary increases. We plan to locate our development and network administration groups and our technical support call center at this facility.

Our data center is located at SIAC under an agreement that expires in December 2002. The agreement has an option to renew and to expand our usage of the facility at the end of the current term. We plan to renew this agreement and to exercise our option to expand.

We believe that these facilities should be adequate for our present and reasonably foreseeable requirements.

Item 3.  Legal Proceedings

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

(a)     Market Information

ICC's class A common stock is currently traded on The Nasdaq SmallCap Market under the symbol ICCSA. ICC's Units, class A warrants and class B warrants are traded in the over-the-counter market on the OTC Bulletin Board under the symbols ICCSU, ICCSW and ICCSZ respectively. Our class A common stock, Units, class A warrants and class B warrants were delisted from The Nasdaq SmallCap Market on February 22, 1999 because we did not satisfy the listing criteria. Since then, our class A common stock has been relisted on The Nasdaq SmallCap Market. The following table sets forth the high and low closing prices of ICC's securities for the periods indicated. These quotations represent prices between dealers in securities, do not include retail mark-ups, mark-downs or commissions and do not necessarily represent actual transactions.

Fiscal Years Ended July 31:


                      High     1998     Low            High     1999     Low
                      ----     ----     ---            ----     ----     ---

Class A
Common Stock
1st Quarter           $13.750         $ 5.000          $ 2.125          $ .625
2nd Quarter            10.000           4.845           12.000           1.625
3rd Quarter            10.000           1.875           18.000           4.000
4th Quarter             4.690            .938           17.875           7.375

Units
1st Quarter           $25.000        $  8.125         $  2.750        $   .125
2nd Quarter            18.125           5.625           12.500           2.000
3rd Quarter            11.250           2.190           10.500           7.000
4th Quarter             4.375            .625           20.000           8.000

Class A Warrants
1st Quarter           $ 8.750          $ .625           $ .344          $ .063
2nd Quarter             4.375            .940             .063            .063
3rd Quarter             2.345            .315             .063            .063
4th Quarter              .940            .080            2.312            .063

Class B Warrants
1st Quarter           $ 5.470          $ .625           $ .063          $ .016
2nd Quarter             3.750            .625             .063            .063
3rd Quarter             1.720            .155             .063            .063
4th Quarter             1.250            .080            1.000            .031

(b)     Holders

As of July 31, 1999, there were approximately 175 record holders of our class A common stock, 5 record holders of our class B common stock, approximately 38 record holders of our class A warrants and approximately 39 record holders of our class B warrants.

(c)     Dividends

The Company has not paid any cash dividends on its common stock and does not intend to declare or pay cash dividends on the common stock in the foreseeable future. The holders of the outstanding shares of series A preferred stock are entitled to a 4% annual non-cumulative dividend payable in cash or in shares of class A common stock, at the option of ICC. These dividends are payable on each July 1, commencing on July 1, 1999. ICC elected to issue 14,641 shares of class A common stock and pay $312 in cash in payment of the dividend due on July 1, 1999.

Recent sales of unregistered securities

We raised $7 million of cash proceeds and converted into equity $2,595,000 of debt through the sale and exchange of series A preferred stock in our private placement that was completed in April 1999. We issued a total of 9,595 shares of series A preferred stock in connection with this private placement. In July 1999 we issued to Summerwind Restructuring, Inc., or Summerwind, 45 shares of series A preferred stock for financial consulting and advisory services rendered from January 1, 1999 through April 30, 1999 and 20,000 shares of class A common stock on June 30, 1999 in connection with the termination of consulting arrangements. Summerwind also received 500,000 warrants (also known as the Summerwind warrants) as consideration for various consulting services under a consulting agreement.

Series A preferred stock is convertible, at the option of the holder, into class A common stock. Each share of series A preferred stock is convertible into a number of shares of class A common stock determined by dividing $1,000 by the average market price of the class A common stock for the ten trading days before the conversion date. However,

        o if this average market price is less than $3 per share, the series A preferred stock provides that the average market price will be considered to be $3 per share, which results in a maximum of 333 shares which may be issued upon conversion of one share of series A preferred stock;

        o if this average market price is greater than $5 per share, the series A preferred stock provides that the average market price will be considered to be $5 per share, which results in a minimum of 200 shares which may be issued upon conversion of one share of series A preferred stock; and

        o until December 31, 1999, each share of outstanding series A preferred stock is convertible into 200 shares of class A common stock.

As a result of this formula, if all of the series A preferred stock were converted before January 1, 2000, a maximum of 2,064,334 shares of class A common stock could be issued in this conversion. If all of the series A preferred stock were converted after December 31, 1999, a maximum of 3,213,334 shares of class A common stock would be issued in this conversion. The minimum and maximum conversion rates apply even if the class A common stock is not traded on The Nasdaq SmallCap Market after January 1, 2000. No fewer than 25 shares may be converted at one time unless the holder then holds fewer than 25 shares and converts all of the holder's shares at that time.

Series A preferred stock is redeemable, in whole or in part, by ICC, commencing on the third anniversary of the date of issuance. The redemption price for each share of series A preferred stock is $1,000 plus unpaid dividends. Notice of redemption must be given 30 days before the redemption date.

Subject to the rights of stockholders holding any series of ICC preferred stock that is senior to the series A preferred stock, upon a liquidation, dissolution or winding up of ICC, the holders of series A preferred stock are entitled to receive an amount equal to $1,000 per share of series A preferred stock before any distribution is made to holders of common stock.

The holders of the outstanding shares of series A preferred stock are entitled to a 4% non-cumulative annual dividend payable in cash or in shares of class A common stock, at the option of ICC. Thus dividends are payable on each July 1 commencing on July 1, 1999. ICC elected to issue 14,641 shares of class A common stock in payment of the dividend due on July 1, 1999.

Series A preferred stock has no voting rights except as expressly required by law.

Each of the Summerwind warrants entitles the holder upon exercise to purchase one share of class A common stock for $2.50 and expires in June 2003. The number and exercise price of the Summerwind warrants are subject to adjustment in the event of any sale or distribution of debt or other securities of ICC or of cash, property or other assets to holders of class A common stock, any stock dividend payable in shares of class A common stock paid to holders of class A common stock, any subdivision or combination of the outstanding class A common stock, or any sale of any shares of class A common stock, or of any rights, options, warrants, or securities convertible into or exercisable for class A common stock, for consideration valued at less than the then exercise price of the Summerwind warrants.

In September 1998, ICC purchased the remaining 16.7% minority interest of its majority-owned subsidiary from the minority stockholders in exchange for 334,495 shares of class A common stock and merged the two companies.

In December 1998 we issued 175 shares of class S preferred stock and 21,248 shares of class A common stock to Schnader Harrison Segal & Lewis LLP in payment of legal services rendered on our behalf. On July 1, 1999 we issued 13,462 shares of class A common stock to Schnader Harrison in exchange for all 175 shares of series S preferred stock.

From June 1998 to January 1999 we issued 778,500 warrants to investors in connection with our 1998 bridge financing. Each of these warrants entitles the holder upon exercise to purchase one share of class A common stock for $2.50. These warrants expire between December 2001 and July 2002. We issued 59,850 warrants and may issue an additional 6,750 to placements agents in connection with our 1998 bridge financing. Each of these warrants entitles the holder upon exercise to purchase one share of class A common stock for $2.50. These warrants expire between July 2001 and January 2002. We issued 173,250 warrants to broker/dealers in connection with our April 1999 private placement of Series A preferred stock. Each of these warrants entitles the holder upon exercise to purchase one share of class A common stock for $5.00 and expires in April 2002.

The warrants issued in our 1998 bridge financing to investors and placement agents are redeemable by ICC for $2.50 per warrant within 10 days of mailing an acceleration notice at any time after one year from issuance.

The number and exercise price of the warrants issued to financial advisors in connection with our 1998 bridge financing and our April 1999 private placement are subject to adjustment in the event of any stock dividend payable in shares of class A common stock paid to holders of class A common stock or any subdivision or combination of the outstanding class A common stock.

Through Exchange Agreements each dated as of June 30, 1999 between ICC and various holders of options to purchase units, each unit consisting of one share of class A common stock, one class A warrant and one class B warrant, that were issued in January 1995 and March 1997 to D.H. Blair, and its designees, in connection with our initial public offering and 1997 private placement of units, we exchanged 105,000 shares of class A common stock for all of the outstanding options.

Richard Blume received 18,000 warrants for consulting services performed for ICC. These warrants are exercisable at $9.94 per share and expire on March 3, 2004.

Richard J. Berman received 38,750 shares of class A common stock in lieu of cash payment for his services as chairman and chief executive officer of ICC from September 15, 1998 to March 15, 1999.

Southeast Research Partners received 75,000 warrants pursuant to a consulting agreement with ICC for services rendered commencing in October 1998. The warrants were exchanged for 63,000 shares of class A common stock in July 1999.

On July 1, 1999 we issued 14,641 shares of class A common stock as a dividend on the series A preferred stock to the holders of series A preferred stock of record as of July 1, 1999 according to the provisions of the certificate of designation for the series A preferred stock.

Arthur Medici was issued 70,000 shares of class B common stock on December 17, 1996, upon his hiring as the chief executive officer of our predecessor, Infosafe Systems, Inc. Upon the merger of our former subsidiary, Internet Commerce Corporation, into Infosafe Systems, Inc. and the subsequent reverse split, these shares changed into 14,000 shares of our class B common stock.

Michael Brooks purchased 80,000 shares of class B common stock in a private placement in June 1998. At the end of December 1998, Brooks converted 70,000 of these shares into 70,000 shares of class A common stock.

Class B common stock is convertible into class A common stock on a one-for-one basis both upon request of the holder of the class B common stock or automatically upon transfer of the class B common stock to a stockholder that does not hold any class B common stock before the transfer. Class B common stock is entitled to six votes per share rather than one vote per share, but in all other respects each share of class B common stock is identical to one share of class A common stock.

All of the securities described in this section were issued by ICC in transactions not involving a public offering, to accredited investors that gave ICC representations that the securities were purchased with investment intent and not with an intent to distribute the securities. The securities were issued under the exemption from registration set forth in Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), or, in the case of the shares of class A common stock issued as dividends on the series A preferred stock, under the exemption from registration set forth in Section 3(a)(9) of the Securities Act.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Annual Report on Form 10-KSB contains a number of "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Specifically, all statements other than statements of historical facts included in this Report regarding our financial position, business strategy and plans and objectives of management for future operations are forward-looking statements. These forward-looking statements are based on the beliefs of management, as well as assumptions made by and information currently available to management. When used in this Report, the words "anticipate," "believe," "estimate," "expect," "may," "will," "continue" and "intend," and words or phrases of similar import, as they relate to our financial position, business strategy and plans, or objectives of management, are intended to identify forward-looking statements. These "cautionary statements" reflect our current view with respect to future events and are subject to risks, uncertainties and assumptions related to various factors including, without limitation, those described below the heading "Overview", those described on pages 20 to 22 of this Annual Report and in our registration statements and periodic reports filed with the Securities and Exchange Commission under the Securities Act and the Exchange Act.

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

Overview

We were founded in November 1991 under the name Infosafe Systems, Inc. and from 1991 to 1997 we conducted limited operations and developed certain products that we were unable to exploit commercially and consequently discontinued. In 1997, we shifted our business emphasis to focus exclusively on the development and marketing of our CommerceSense service and changed our name to Internet Commerce Corporation in September 1998 to reflect this shift. We launched the current version of our CommerceSense service commercially in April 1999. As a result, we have only a limited operating history and there is little historical information on which to evaluate our business and prospects.

We developed our CommerceSense service as an alternative to the EDI services that are currently provided by traditional VANs that offer their services primarily using dedicated telecommunications links. Our CommerceSense service translates and transmits electronic documents, such as purchase orders, requests for proposals and receipts, as well as images and other data over the Internet.

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

Fiscal Year Ended July 31, 1999 compared with Fiscal Year Ended July 31, 1998

Our revenues were $105,000 and $19,000 in the fiscal years ended July 31, 1999 ("1999") and July 31, 1998 ("1998"), respectively. All of the 1999 revenues and $17,000 of the 1998 revenues were attributable to our CommerceSense service.

Cost of services increased to $452,000 in 1999 from $11,000 in 1998. The increase of $441,000 is primarily due to direct cost components, including charges for data lines and personnel employed for the roll-out of our CommerceSense service to new customers and the depreciation of equipment used to render the service.

Product development and enhancement costs decreased to $517,000 in 1999 from $576,000 in 1998. The decrease of $59,000 is due to utilizing certain technical development employees on internal systems projects.

Selling and marketing expenses increased to $420,000 in 1999 from $8,000 in 1998, an increase of $412,000. We were able to spend more of our resources on our selling and marketing efforts after completion of our private placement of series A preferred stock in April 1999. These expenses primarily consisted of salaries and related costs, advertising and participation in trade shows.

General and administrative expenses increased to $3,549,000 in 1999 from $2,300,000 in 1998. The increase of $1,249,000 is largely due to infrastructure expansion to support anticipated growth of our CommerceSense service. Expenses related to salaries, payroll taxes, benefits and recruitment costs increased $972,000 which reflects a more than 100% increase in our staffing levels from 1998 to 1999. Also, in 1999 we amortized goodwill, in the amount of $131,000, that resulted from the purchase of the remaining interest of our majority owned subsidiary in September 1998. The increase in other expenses was due to an increased level of activity in 1999 compared to 1998.

Non-cash charges in connection with options, compensation and services were $3,267,000 in 1999. There were no such charges in 1998. We issued stock and warrants throughout the year for services received since we had insufficient funds to acquire these services. These non-cash charges were calculated using the Black-Scholes Option Pricing Model. The non-cash charges consist of (a) $862,000 for consulting expense, which is comprised of the issuance of (i) 45 shares of series A preferred stock valued at $45,000 and 500,000 warrants valued at $591,000 to Summerwind, (ii) 18,000 warrants to a consultant valued at $138,000 and (iii) 63,000 warrants issued to Southeast Research Partners, Inc. ("Southeast") valued at $88,000; (b) 20,000 shares of class A common stock issued to Summerwind in connection with the termination of consulting arrangements valued at $260,000; (c) $148,000 for stock issued to officers for compensation; (d) $1,374,000 for options to certain officers and management of ICC which vested upon our class A common stock reaching a certain market price. Variable plan accounting requires us to take a non-cash charge to earnings equal to the difference between the exercise price of the options and the fair market value of our common stock on the date the price requirement for vesting is met, multiplied by the number of options that vest on that date; and (e) $623,000 for the vesting of certain options due to a change of control feature attached to such options.

Write-down of assets was $33,000 in 1999 and $178,000 in 1998. In 1999 we wrote down obsolete computer equipment and a trade booth that was no longer used in our business. In 1998, the unamortized portion of a prepaid license fee and notes receivable from Visus Technology was written off as we abandoned operations and support for the Advanced Imaging Systems.

Interest and investment income remained about the same in 1999 and 1998. Income from these items was $88,000 in 1999 and $87,000 in 1998.

Interest expense was $1,578,000 in 1999 and $31,000 in 1998. The increase in interest expense is largely attributable to the amortization of debt discount related to 778,500 warrants issued in our 1998 bridge financing, which caused a non-cash charge of $1,237,000 to interest expense. Also, the amortization of debt issue costs for the issuance of 59,850 warrants to NASD registered broker/dealers who participated in the private placement of bridge note units required a non-cash charge to interest expense in the amount of $188,000. These warrants were valued using the Black-Scholes Option Pricing Model. In addition, we incurred interest of $111,000 on the bridge notes in 1999. The remaining interest expense was due to capital leases and was $44,000 in 1999 and $31,000 in 1998.

The net loss in 1999 was $9,621,000 compared to $2,997,000 for 1998. The net loss in 1999, after excluding non-cash charges in connection with options, compensation and services, debt discount and debt issues costs, was $4,929,000.

Liquidity and Capital Resources

At July 31, 1999 we had working capital of $3,119,000.

We have financed our operations through private placements during fiscal 1994, our initial public offering during fiscal 1995 (the "IPO"), a private placement in March 1997, a private placement of bridge note units during fiscal 1998 and 1999 and a private placement of series A preferred stock in April 1999. We anticipate losses through fiscal 2000, as we attempt to expand commercial markets for CommerceSense.

As a result of operating losses, cash used in operating activities amounted to $4,201,000 in 1999 and $2,023,000 in 1998. Cash used for purchase of equipment amounted to $191,000 in 1999 and $436,000 in 1998.

Our principal sources of liquidity at July 31, 1999 included cash and cash equivalents of $114,000 and marketable securities of $3,971,000. We will seek to obtain additional financing from outside investors. Additional funding may not be available when needed or on terms acceptable to us, which could have a material adverse effect on our business, financial condition and results of operations. If adequate funds are not available, we may be required to reduce our staffing levels and revenue will be materially and adversely affected. Any additional equity financing would be dilutive to stockholders, and debt financing, if available, may contain covenants that might restrict our ability to implement our current objectives.

We have a net operating loss carryforward of $22 million to offset any future taxable income for federal tax purposes. The utilization of the loss carryforward to reduce any such future income taxes will depend on our ability to generate sufficient taxable income prior to the expiration of the net operating loss carryforwards. The carryforward expires from 2007 to 2019. The Internal Revenue Code of 1986, as amended, contains provisions which generally limit the use of available net operating loss carryforwards in any given year should significant changes (greater than 50%) in ownership interests occur. Due to the IPO, the net operating loss carryover of $1,900,000 incurred prior to the IPO will be subject to an annual limitation of $400,000 until the pre-IPO portion of the net operating loss is utilized or expires. Also, due to the private placement of series A preferred stock in April 1999, the net operating loss carryover of $20 million incurred prior to the private placement will be subject to an annual limitation of $1,000,000 until that portion of the net operating loss is utilized or expires.

Year 2000 Compliance

We may have substantial exposure to the year 2000 problem, both with our own systems and with systems we do not control. The year 2000 problem could harm our business and financial results. Many currently installed computer systems and software products have been coded to accept or recognize only two digit entries to define the applicable year. These systems may erroneously recognize the year 2000 as the year 1900. Thus could result in major failures or malfunctions.

This risk is particularly significant for our business. We rely on computer programs and systems in connection with our internal and external communication networks and systems, including transmissions of information over the Internet, order processing and fulfillment, accounting and financial systems, customer access to our web site and other business functions. Based on our design process and assessment to date, we believe the current versions of our service and our various systems are year 2000 compliant. However, we cannot assure you that our programs designed to minimize the impact of the transition to the year 2000 on the terminal operations software at our facilities and other date sensitive equipment will be completely successful. In addition, the costs of implementing these programs may exceed our current estimates. If these programs are not successful or if their costs exceed our estimates, the date change from 1999 to 2000 could harm our business. The full extent of any adverse impact on our business is impossible to determine.

In addition, our customers may not become year 2000 compliant in a timely fashion or at all. The failure of a customer to become year 2000 compliant will adversely affect the ability of that customer's trading partners to receive or utilize the document or data we transmit. As a result, customers that are not year 2000 compliant may cease using our CommerceSense service, decreasing our revenues and harming our results of operations.

Certain Trends and Uncertainties

Each of the following risk factors should be carefully considered in addition to the other information contained in this annual report on Form 10-KSB. Any of the following risks could materially and adversely affect our business, operating results, financial condition and the market price of our class A common stock.

We may not achieve profitability. The profit potential of our business model is unproven. Our revenue is dependent on the number of customers who subscribe to our CommerceSense VAN service and the volume of the data, documents or other information they send or retrieve utilizing this service. The success of our CommerceSense VAN service and our other proposed services depends to a large extent on the future of business-to-business electronic commerce using the Internet, which is uncertain. In addition, we expect our cost of revenue and operating expenses to increase significantly, especially in the areas of marketing, customer installation and customer service. As a result, we expect to incur additional losses in the future. If we experience a shortfall in our estimated revenue, we may be unable to adjust spending in a timely manner and may not achieve profitability.

If we are unable to obtain necessary future capital, our business will suffer. As of July 31, 1999, we had unrestricted cash and marketable securities in the amount of approximately $4.1 million. We anticipate that we will need to raise additional funds soon. If we are unable to obtain necessary additional financing, our business will suffer. We cannot assure you that any additional financing will be available on reasonable terms or at all. In addition, we may need to raise additional funds sooner if we attempt to expand more rapidly or if competitive pressures or technological changes are greater than anticipated. Even if we are able to obtain additional financing, we will subsequently need to raise additional funds if we do not become profitable or if achieving profitability takes longer than we anticipate.

If we cannot hire and retain highly qualified employees, our business and financial results will suffer. We are substantially dependent on the continued services and performance of our executive officers and other key employees. In addition, we believe we will need to expand significantly our information technology, marketing and customer service staffs. Competition for employees in our industry is intense. If we are unable to attract, assimilate and retain highly qualified employees, our management may not be able to effectively manage our business, exploit opportunities and respond to competitive challenges and our business and financial results will suffer. Many of our competitors may be able to offer more lucrative compensation packages which include stock options and other stock-based compensation and higher-profile employment opportunities than we can.

If we are not able to hire and retain independent contractors, our business will be harmed. We are substantially dependent on the services of independent contractors to train customers in the use of CommerceSense. We have entered into three relationships with independent contractors and need to retain several other providers of these services to achieve our business plan. If we fail to hire and retain qualified independent contractors, then our business will be harmed.

If we cannot successfully expand our business outside of the United States, our revenues and operating results will be adversely affected. Our current and future customers are conducting their businesses internationally. As a result, an important component of our business strategy is to expand our international marketing and sales efforts. We have limited experience in expanding our business outside the United States and if we do not successfully expand our business in this way, we may lose current and future customers. In addition, our potential new service offerings may involve delivery of data and use of the Internet in other countries which may currently have or enact laws or regulations that restrict our ability to deliver data or use the Internet or that impose significant taxes for doing so. Loss of customers and restrictions on delivery of data and use of the Internet will adversely affect our revenues and operating results.

We may face capacity constraints which impede our revenue growth and business profitability. The satisfactory performance, reliability and availability of our network infrastructure, customer support and document delivery systems and our web site are critical to our reputation and our ability to attract customers and maintain adequate customer service levels. Any significant or prolonged capacity constraints could prevent customers from sending or gaining access to their documents or other data or accessing our customer support services for extended periods of time. This would decrease our ability to acquire and retain customers and prevent us from achieving the necessary growth in revenue to achieve profitability. If the amount of traffic increases substantially and we experience capacity constraints, we will need to expand further and upgrade our technology and network infrastructure. We may be unable to predict the rate or timing of increases in the use of our services to enable us to upgrade our operating systems in a timely manner.

If Internet usage does not continue to grow or its infrastructure fails, our business will suffer. If the Internet does not gain increased acceptance for business-to-business electronic commerce, our business will not grow or become profitable. Concerns about the security of online transactions and the privacy of users may inhibit the growth of the Internet as a means of delivering business documents and data. We may need to incur significant expenses and use significant resources to protect against the threat of security breaches or to alleviate problems caused by security breaches. We cannot be certain that the infrastructure or complementary services necessary to maintain the Internet as a useful and easy means of transferring documents and data will continue to develop. The Internet infrastructure may not support the demands that growth may place on it and the performance and reliability of the Internet may decline.

Government regulation and legal uncertainties relating to the Internet could harm our business. Changes in the regulatory environment in the United States and other countries could decrease our revenues and increase our costs. The Internet is largely unregulated and the laws governing the Internet remain unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws such as those governing intellectual property, privacy and taxation apply to the Internet. In addition, because of increasing popularity and use of the Internet, any number of laws and regulations may be adopted in the United States and other countries relating to the Internet or other online services covering issues such as:

        o      user privacy;
        o      security;
        o      pricing and taxation;
        o      content; and
        o      distribution.

Item 7.  Financial Statements

The response to this item is submitted in a separate section of this Annual Report.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors and Executive Officers

The directors and executive officers of the Company, along with their respective ages and positions with the Company, are as follows:

Name                  Age  Position

Richard J. Berman     57   Chairman of the Board
Dr. Geoffrey Carroll  45   President and Chief Executive Officer, Director
Richard Blume         51   Executive Vice President and Chief Operating Officer
G. Michael Cassidy    47   Executive Vice President Sales, Director
Michele Golden        40   Executive Vice President Business Development,
                           Director
David Hubbard         43   Chief Technology Officer
Walter M. Psztur      40   Chief Financial Officer, Secretary
Charles C. Johnston   64   Director
Arthur R. Medici      50   Director
James Ortenzio        53   Director
Peter Ruel            37   Director

Richard J. Berman, Chairman - Mr. Berman joined ICC in September 1998 and served as our chief executive officer until June 1999. For more than 15 years prior to September 1998, Mr. Berman, through American Acquisition Company, acted as principal in venture capital and real estate, as an advisor in mergers and acquisitions, and as a source of funding for small growth companies. He was also the chairman of Prestolite Battery Company, the largest battery producer in Canada, which merged with Exide Corporation in 1993.

Dr. Geoffrey S. Carroll, President and Chief Executive Officer - Dr. Carroll joined ICC in June 1999. Prior to joining ICC, Dr. Carroll served as president and chief executive officer of LCC International, Inc., one of the world's largest suppliers of integrated infrastructure resources to the wireless telecommunications industry. From 1996 to 1997, Dr. Carroll served as chief executive officer of Origin B.V., the information technology services subsidiary of Philips N.V., Europe's largest electronics manufacturer. Prior to 1996, Dr. Carroll spent six years with Electronic Data Systems (EDS) in the capacities of group executive for Europe, member of the EDS Europe board of directors and president of Northern Europe. Dr. Carroll has spent his entire career in the information technology field.

Richard Blume, Executive Vice President and Chief Operating Officer - Mr. Blume joined ICC in June 1999. Prior to joining ICC, Mr. Blume served as chief operating officer - U.S. and president of the wireless division of Long Distance International Inc., a facilities- based international telecommunications common carrier. From 1994 to 1996, Mr. Blume was President of Digitable Communications Inc., a satellite transponder, brokerage service and business development firm. Mr. Blume was a founder and chief executive officer of Action Pay Per View, a national pay per view movie network, and President of United Satellite Communications, the first broadcast satellite company in the U.S.

G. Michael Cassidy, Executive Vice President Sales - The developer of our business model and co-founder of Internet Commerce Corporation, our former subsidiary which was incorporated in April 1997. In September 1998, Internet Commerce Corporation was merged into Infosafe Systems, Inc. and Infosafe Systems, Inc. changed its name to Internet Commerce Corporation. Mr. Cassidy is currently responsible for ICC's marketing and sales strategies and industry positioning. From August 1993 to October 1996, Mr. Cassidy was President and CEO of Greentree Software, a NASDAQ-listed, software development company specializing in supply chain management software solutions for Fortune 1000 scale companies. He began his sales career at IBM and later managed strategic alliances for Coopers & Lybrand.

Michele Golden, Executive Vice President/Business Development - A co-founder of Internet Commerce Corporation, our former subsidiary which was incorporated in April 1997. In September 1998, Internet Commerce Corporation was merged into Infosafe Systems, Inc. and Infosafe Systems, Inc. changed its name to Internet Commerce Corporation. She has over 10 years of senior management experience in electronic commerce initiatives. Ms. Golden previously was president and founder of New Paradigm Golden-link, an EDI service provider. From 1992 to 1994 she was vice president of business development of CIS Corporation, an EDI technology company. She is responsible for business development and strategic large account relationships.

David Hubbard, Chief Technology Officer - Mr. Hubbard has been with ICC since April 1997. He has more than 20 years of large systems design experience. Prior to joining ICC, Mr. Hubbard was CTO of Track Data Corp., a real-time market data vendor. During his 14 years at Track Data he directed engineering for their real-time market ticker feeds and data analysis systems, handling most of the world's stock, options, and commodity exchanges, as well as most major national and international news services.

Walter M. Psztur, Chief Financial Officer and Secretary - Mr. Psztur has been with ICC since September 1997. Mr. Psztur served as our Corporate Controller until September 1998 when he was named Vice President of Finance and Administration and assumed the duties of Chief Financial Officer. Mr. Psztur was named our Chief Financial Officer in July, 1999. Prior to joining ICC, from 1993 to September 1997, Mr. Psztur was the Assistant Corporate Controller of Standard Motor Products, automotive manufacturer and distributor with annual revenues of approximately $700 million. His responsibilities included corporate financial consolidation and reporting, financial operations and financial systems, acquisition analysis and corporate policies and procedures for accounting and financial controls.

Charles C. Johnston has been a Director of ICC since October 1996. Mr. Johnston is presently an active private investor. From 1990 to 1992, Mr. Johnston was chairman of Teleglobe Inc., a computer services company. Since January 1990, Mr. Johnston has been a member of the Board of Directors of Teleglobe Inc. From 1969 to 1989, he was chairman and chief executive officer of ICI Systems Inc., a computer services company.

Arthur R. Medici has been the Senior Vice President of Marketing of Cable & Wireless USA, Inc. since February 1999. He was president of ICC from November 1996 to January 1999 and has been a director of ICC since November 1996. From November 1996 to September 1998 he also served as the chief executive officer of ICC. From August 1994 to December 1996, Mr. Medici was president of the North American division of Derwent Information, Ltd., a producer of international patent abstracts and information formatted for print, CD-ROM and digital online delivery. From November 1990 to August 1994, Mr. Medici was a senior vice president of Thomson & Thomson. Both companies are subsidiaries of The Thomson Corporation's Intellectual Property Resources Group.

James A. Ortenzio has been a Director of ICC since January 1999. Mr. Ortenzio also serves as chairman of Jao Holdings which has investments in the fashion, food and real estate industries. Since 1996, he has also served as chairman of the Hudson River Park Conservancy under Governor George Pataki. Mr. Ortenzio was appointed to the Board of the Economic Development Corporation of the City of New York by Mayor Rudolph Giuliani in 1994. Mr. Ortenzio has also served as Chairman of Transition for the New York State Attorney General Dennis Vacco, Chairman of Economic Development Transition for Governor George Pataki and is currently Senior Advisor to the U.S. Department of Defense. He is also a member of the Board of Trustees of Cornell University.

Peter E. Ruel has been a Director of ICC since January 1999. Since April 1998, Mr. Ruel has been an officer, director and shareholder of Summerwind Restructuring, Inc., a New York concern engaged in corporate finance activities. From December 1994 to February 1998, Mr. Ruel served as a senior vice president and chairman of the Capital Markets Committee, syndicate manager and chairman of the Pre-Underwriting Acceptance Committee of Jeffries & Company, Inc., an investment banking company. For more than nine years prior thereto, Mr. Ruel served in similar roles at Fahnestock & Company, Inc., a New York investment bank, Tucker Anthony, Inc., a Boston-based investment bank, and First of Michigan Capital Corporation, a Detroit-based investment bank.

During 1999, a resignation was submitted by former board member James Christie.

All directors hold office until the next annual meeting of stockholders and until their successors are duly elected and qualified. Officers serve at the discretion of the Board of Directors, subject to rights, if any, under contracts of employment.

Other Significant Employees:

The following persons, although not executive officers, make significant business contributions to ICC:

Steve Brett          Vice President of Information Services
Arnold Capstick      Vice President, Product Marketing
Anthony D'Angelo     Senior Vice President, Electronic Commerce Network Services

Steve Brett, Vice President of Information Services - Mr. Brett has been with ICC since June 1997. Mr. Brett served as our director of integration services until July 1999, when he was named Vice President of Information Services. Mr. Brett has extensive experience in the design and development of banking systems, including trade finance and capital markets.

Arnold B. Capstick, Vice President, Product Marketing - In June 1999, Mr. Capstick, formerly GE Information Services Director of Product Marketing, joined ICC as a vice president of product marketing. During his 29-year career with GE Information Services, Mr. Capstick spent 11 years managing the company's EDI*EXPRESS service, helping it grow into the largest electronic data interchange value added network, with $125 million in service revenues. He joined the EDI Services unit of GE Information Services in 1989 as manager of EDI services, ultimately becoming global product manager, EDI marketing. Under his leadership, EDI*EXPRESS grew to include 40,000 trading partners in more than 750 cities worldwide. He initiated service in Europe and the Asia Pacific region and launched new TCP/IP and EDI-to-fax services. He began his GE career in the Honeywell Computer Department in 1967 and moved to GE Information Services in 1975. Mr. Capstick is a member of the Electronic Messaging Association, DISA
X.12 Standards and Product Development Managers Association.

Anthony D'Angelo, Senior Vice President, Electronic Commerce Network Services - Mr. D'Angelo has been with ICC since 1997. Mr. D'Angelo served as our director of electronic commerce services until December 1998, when he was named our vice president of electronic commerce services. In July 1999, Mr. D'Angelo was named our Senior Vice President, Electronic Commerce Network Services. Prior to joining ICC, Mr. D'Angelo, was with Standard Motor Products from October 1985 to March 1997. Most recently he was corporate IS manager of Standard Motor Products where he oversaw IT issues for its Canadian subsidiary, Mid-western division, sales force, and developed and managed corporate electronic commerce & EDI systems.

Directors' Compensation

Directors of the Company do not receive any fixed compensation for serving on the Board. Board members are reimbursed for all reasonable expenses incurred by them in connection with serving as directors of the Company.

Board Committees

The audit committee consists of Mr. Johnson and Mr. Ruel. The audit committee makes recommendations to the Board of Directors regarding the selection of independent accountants, reviews the results and scope of audit and other services provided by our independent accountants and reviews and evaluates our audit and control functions. The compensation committee consists of Mr. Ortenzio and Mr. Ruel. The compensation committee has the power and authority to grant options under and to administer our stock option plans and to review and approve the compensation for our executive officers.

Compliance with Section 16(a) of the Exchange Act

The Company is in the process of bringing its reporting persons into compliance.

Item 10.  Executive Compensation

The following table sets forth the compensation paid or accrued by ICC for services rendered during the fiscal years ended July 31, 1997, July 31, 1998 and July 31, 1999 to our former chief executive officer, our current chief executive officer and the four most highly compensated other executive officers whose compensation in the year ended July 31, 1999 was more than $100,000.

                                  Summary Compensation Table


                                   Fiscal             Annual Compensation
                                    Years                                                 Other

Name and Principal Position         Ended                                              Compensation
                                  July 31,           Salary            Bonus

Richard J. Berman(1).........       1999                $67,500         $--             $38,500(2)
   Chairman and former              1998                     --         --                 --
   chief executive officer          1997                     --         --                 --

Geoffrey S. Carroll..........       1999                 16,667         --
   President and chief              1998                     --         --                 --
   executive officer                1997                     --         --                 --

David Hubbard................       1999                140,000         --
   Chief technology officer         1998                100,000         --
                                    1997                 40,833         --

G. Michael Cassidy...........       1999                106,250         --
   Executive vice president and     1998                100,000         --
   general manager                  1997                 29,167         --

Michele Golden...............       1999                105,000         --
   Executive vice president for     1998                100,000         --
   business development             1997                 29,167         --


Walter M. Psztur.............       1999                105,000       10,000
   Chief financial officer,         1998                 87,886         --
   principal accounting officer     1997                     --         --
   and secretary


----------------------

(1) Mr. Berman resigned as chief executive officer in June 1999 upon Dr. Carroll's appointment on June 30, 1999.
(2) Pursuant to Mr. Berman's employment agreement, in lieu of receiving cash, during the period from September 15, 1998 through March 15, 1999, Mr. Berman received 38,750 shares of class A common stock. See Employment Agreements on page 29.


Option/SAR Grants

The following table sets out the options that were granted during the fiscal year ended July 31, 1999.

                         Number of     Percent of total
                        securities       options/SAR's
                        underlying        granted to
                       options/SAR's     employees in    Exercise or base
                        granted (#)       fiscal year     price ($ / Sh)   Expiration date

Richard J. Berman         250,000             25.6%            $2.50    January 31, 2006
Dr. Geoffrey S. Carroll   150,000             15.4%       $40.00 - $80.00  June 29, 2009
David Hubbard              16,606              1.7%            $2.50    January 31, 2006
Walter M. Psztur           63,652              6.5%            $2.50    January 31, 2006

During the fiscal year, additional options were granted which are subject to stockholder approval. These options were granted to our Chairman, our Chief Executive Officer and our Chief Operating Officer in the following amounts and subject to the following terms.

Mr. Richard Berman was granted options to purchase 100,000 shares of class A common stock at an exercise price of $12.00 per share. One-third of these options are exercisable immediately and the balance are exercisable commencing on January 1, 2000, provided that one-third of the options are exercisable only if the average closing price of the class A common stock for any five consecutive trading days exceeds $15.00 and the remaining one-third of the options are exercisable only if the average closing price for the class A common stock for any five consecutive trading days exceeds $20.00.

Dr. Geoffrey S. Carroll was granted options to purchase 300,000 shares of class A common stock at an exercise price of $12.00 per share. One-third of these options are exercisable immediately and the balance are exercisable commencing on January 1, 2000, provided that one-third of the options are exercisable only if the average closing price of the class A common stock for any five consecutive trading days exceeds $15.00 and the remaining one-third of the options are exercisable only if the average closing price for the class A common stock for any five consecutive trading days exceeds $20.00.

Richard Blume was granted options to purchase 200,000 shares of class A common stock at an exercise price of $12.00 per share. One-third of these options are exercisable immediately and the balance are exercisable commencing on January 1, 2000, provided that one-third of the options are exercisable only if the average closing price of the class A common stock for any five consecutive trading days exceeds $15.00 and the remaining one-third of the options are exercisable only if the average closing price for the class A common stock for any five consecutive trading days exceeds $20.00. Mr. Blume was also granted immediately exercisable options to purchase (i) 30,000 shares of class A common stock exercisable at $40.00 per share, (ii) 30,000 shares of class A common stock exercisable at $60.00 per share and (iii) 30,000 shares of class A common stock exercisable at $80.00 per share. All of Mr.
Blume's options expire on June 29, 2009.

Option Exercises

There were no Options/SAR Grants exercised during the fiscal year ended July 31, 1999.

Fiscal Year End Option Values

The following table sets forth the number of securities underlying unexercised options and the value of unexercised in the money options at the end of the fiscal year ended July 31, 1999 for our former chief executive officer and the four most highly compensated other executive officers whose compensation in the year ended July 31, 1999 was more than $100,000. Our current chief executive officer held no options at the end of the fiscal year ended July 31, 1999.

                         Number of Securities Underlying                Value of Unexercised In the
                         Unexercised Options at Fiscal                  Money Options at Fiscal Year
                         Year End Exercisable/Unexercisable             End Exercisable/Unexercisable
Richard J. Berman                  183,334/66,666                        2,062,508/749,993
David Hubbard                       127,334/2,667                         1,685,993/29,993
G. Michael Cassidy                      251,021/0                              3,385,153/0
Michele Golden                          376,397/0                              5,075,879/0
Walter M. Psztur                        100,000/0                              1,188,370/0

Employment Agreements

Richard J. Berman joined ICC as chairman and chief executive officer under a two-year employment agreement beginning on September 15, 1998. Under the employment agreement, Mr. Berman receives a base salary at an annual rate of $180,000. However, due to ICC's working capital shortage, Mr. Berman agreed to accept, and the Board of Directors unanimously authorized, payment of his salary from September 15, 1998 through December 31, 1998 in shares of class A common stock valued at $2.00 per share and from January 1, 1999 through March 15, 1999 in shares of class A common stock valued at $3.00 per share, both of which values exceeded the fair market value of the class A common stock of $1.10 at the date the employment agreement was signed. As a result of these provisions, Mr. Berman received a total of 38,750 shares of class A common stock. In addition, under the employment agreement Mr. Berman was granted a total of 250,000 options to purchase class A common stock at $2.50 per share stock under our employee stock option plan, one-third of which vested upon employment and the balance vests in 20% increments when the class A common stock attains or exceeds each of following per-share bid prices for twenty consecutive trading days: $7.50, $10.00, $12.50, $15.00 and $17.50.

Geoffrey S. Carroll joined ICC as President and Chief Executive Officer under a three year employment arrangement. Under the employment arrangement, Dr. Carroll receives a base salary at an annual rate of $200,000 per year, increasing to at least $350,000 per year on the earlier of November 1, 1999 or completion of a funding transaction. Dr. Carroll will also be eligible to receive an annual performance bonus. ICC has granted Dr. Carroll options to purchase class A common stock described under the caption "Option/SAR Grants". The terms and conditions of Dr. Carroll's employment and compensation arrangement are subject to final negotiation and the entering into of formal documents with ICC.

Richard Blume joined ICC as Chief Operating Officer under a three year employment arrangement. Under the employment arrangement, Mr. Blume receives a base salary at an annual rate of $175,000 per year, increasing to $250,000 per year on completion of a funding transaction. Mr. Blume will also be eligible to receive an annual performance bonus. ICC has granted Mr. Blume options to purchase class A common stock described under the caption "Option/SAR Grants". The terms and conditions of Mr. Blume's employment and compensation arrangement are subject to final negotiation and the entering into of formal documents with ICC.

We have also entered into employment agreements with each of G. Michael Cassidy, Michele Golden, David Hubbard, Walter M. Psztur, Anthony D'Angelo and Steve Brett. The employment agreements with Mr. Cassidy, Ms. Golden and Mr. Hubbard are each for a term of three years that ends on April 16, 2000. The employment agreements with Mr. Psztur, Mr. D'Angelo and Mr. Brett are each for a term of two years that ends on July 31, 2000. Under the employment agreements for Mr. Cassidy, Ms. Golden, Mr. Psztur and Mr. D'Angelo each receives a base salary at the annual rate of $100,000, under Mr. Hubbard's employment agreement, Mr. Hubbard receives a base salary at the annual rate of $140,000 and under Mr. Brett's employment agreement, Mr. Brett receives a base salary at the annual rate of $90,000.

Stock Option Plans

Pursuant to the 1994 Stock Option Plan (the "1994 Plan"), as amended by the Company's stockholders in 1998, the company may grant options to purchase an aggregate of 1,960,000 shares of the Company's Class A Common Stock. The 1994 Plan provides for the grant to key employees of incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, and for the grant of non-qualified stock options to eligible executive officers, directors and key employees of the Company. The 1994 Plan, which expires in 2004, is administered by the Board of Directors or a committee designated by the Board of Directors. The purposes of the 1994 Plan are to ensure the retention of existing executive personnel, key employees and consultants of the Company, to attract and retain new executive personnel, key employees and consultants and to provide additional incentive by permitting such individuals to participate in the ownership of the Company, and the criteria to be utilized by the Board of Directors or the Compensation Committee in granting options pursuant to the 1994 Plan will be consistent with these purposes.

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

On June 30, 1999, the Board of Directors voted to amend the plan, which amendment is subject to stockholder approval. Under the Plan, as amended, the number of shares available for grant was increased to 4,000,000 shares. Incentive stock options granted to employees have an exercise price equal to the fair market value of the underlying shares at the date of grant. The exercise price of nonqualified options granted to employees and consultants is determined by the Board of Directors. Options vest as determined by the Board, but vesting generally occurs over a period of three to four years. In general, if employment is terminated, vested options must be exercised within 90 days of termination or the options are automatically cancelled. However, if termination of employment is for cause, the option expires immediately.

Profit Sharing Plan

In January 1992, the Company adopted a Profit Sharing Plan, pursuant to which an amount equal to 3.5% of the pretax profit of the Company for each fiscal year was to be set aside for the benefit of such employees as are determined by the Board of Directors. No funding was provided through July 31, 1999 as the Company incurred a net loss for the period.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the number of shares of Common Stock owned beneficially as of October 21, 1999 by each person that beneficially owns more than 5% of our outstanding class A common stock or class B common stock, each director and each executive officer as well as all directors and executive officers as a group. Other than as disclosed in the following table and accompanying footnotes, the directors and each, the named executive officers, and the directors and executive officers as a group did not own any other equity securities of the Company. Unless otherwise noted, each individual has sole voting and investment power. Fractional shares are rounded to the nearest whole number.

                                    Class A                      Class B
                                    Common Stock                 Common Stock
                            ---------------------------------------------------------------


                               Number of                      Number of
                                  Shares         %             Shares          %

                            ---------------------------------------------------------------

Executive Officers,
Directors and
5% Beneficial Owners (1):

Richard J. Berman (2)             247,161        12.0%
Arthur R. Medici (3)              256,155        12.1%           14,000        12.1%
G. Michael Cassidy (4)            376,791        17.9%
Charles C. Johnston (5)            69,180         3.6%
Michele Golden (6)                565,052        25.3%
Peter Ruel (7)                    120,250         6.1%
David Hubbard (8)                 127,334         6.4%
Walter M. Psztur (9)              100,000         5.1%
Richard Blume (10)                 28,077         1.5%
James Ortenzio (11)                70,311         3.7%
Dominic Bassani (12)              451,570        19.7%
Sound Holding (13)                201,638         9.8%
ICN Capital (14)                  129,860         6.5%
Benny Shabtai (15)                100,777         5.2%
Long Island Title Agency (16)     100,777         5.2%
Michael Brooks                                                   10,000         8.7%
Thomas Lipscomb                                                  84,878        73.4%
Voting Trust                                                     84,878        73.4%


All executive officers
and directors as a group
(11 persons) (17)               1,960,311        56.8%           14,000        12.1%

Voting Trust                                                     84,878        73.4%

Executive Officers, Directors
  and Voting Trust              1,960,311        56.8%           98,878        85.5%
-----------------

(1) Except as otherwise noted, each individual or entity has sole voting and investment power over the securities listed and the address of each beneficial owner is in care of the Company at its principal office at 805 Third Avenue, New York, New York 10022. The amounts and percentages of class A common stock in the table above do not include shares of class A common stock issuable upon conversion of the shares of class B common stock listed in the table. The conversion rate used to determine the number of shares of class A common stock issuable upon conversion of shares of series A preferred stock has been set at 200 shares of class A common stock per share of series A preferred since until December 31, 1999 each share of outstanding series A preferred stock is convertible into 200 shares of class A common stock. See "Recent sales of unregistered securities" on pages 13 to 16 of this Annual Report.

(2) Mr. Berman holds 38,827 shares of class A common stock; exercisable options to purchase 183,334 shares of class A common stock; warrants to purchase 15,000 shares of class A common stock; and 50 shares of series A preferred stock which are convertible into 10,000 shares of class A common stock.

(3) Mr. Medici beneficially owns 6,155 shares of class A common stock; exercisable options to purchase 200,000 shares of class A common stock; warrants to purchase 30,000 shares of class A common stock; and 100 shares of series A preferred stock which are convertible into 20,000 shares of class A common stock.

(4) Mr. Cassidy holds 125,770 shares of class A common stock and exercisable options to purchase 251,021 shares of class A common stock.

(5) Mr. Johnston holds 9,180 shares of class A common stock and exercisable options to purchase 60,000 shares of class A common stock.

(6) Ms. Golden holds 188,655 shares of class A common stock and exercisable options to purchase 376,397 shares of class A common stock.

(7) Mr. Ruel holds warrants to purchase 120,250 shares of class A common stock.

(8) Mr. Hubbard holds exercisable options to purchase 127,334 shares of class A common stock.

(9) Mr. Psztur holds exercisable options to purchase 100,000 shares of class A common stock.

(10) Mr. Blume holds 77 shares of class A common stock; warrants to purchase 18,000 shares of class A common stock; and 50 shares of series A preferred stock which are convertible into 10,000 shares of class A common stock.

(11) Mr. Ortenzio holds 311 shares of class A common stock; warrants to purchase 30,000 shares of class A common stock; and 200 shares of series A preferred stock which are convertible into 40,000 shares of class A common stock.

(12) Mr. Bassani holds 20,070 shares of class A common stock; warrants to purchase 413,500 shares of class A common stock; and 90 shares of series A preferred stock which are convertible into 18,000 shares of class A common stock.

(13) Sound Holdings holds warrants to purchase 201,638 shares of class A common stock.

(14) ICN Capital holds 860 shares of class A common stock and 645 shares of series A preferred stock which are convertible into 129,000 shares of class A common stock.

(15) Mr. Shabtai holds 777 shares of class A common stock and 500 shares of series A preferred stock which are convertible into 100,000 shares of class A common stock.

(16) Long Island Title holds 777 shares of class A common stock and 500 shares of series A preferred stock which are convertible into 100,000 shares of class A common stock.

(17) The executive officers and directors as a group hold a total of 368,975 shares of class A common stock; 1,298,086 shares of exercisable options to purchase class A common stock; 213,250 warrants to purchase class A common stock; and 400 shares of series A preferred stock which is convertible into 80,000 shares of class A common stock.

Voting Trust. Thomas H. Lipscomb, former chairman of the board of directors and president of ICC, has deposited substantially all of the shares of class B common stock beneficially owned by him and other members of his family into a voting trust until February 18, 2000. As of October 21, 1999, the shares in the voting trust represented 20.0% of the total voting power of ICC. However, the shares in the voting trust would currently represent only 5.2% of the total voting power of ICC if all of ICC's outstanding convertible securities were converted into shares of class A common stock and none of the currently outstanding shares of class B common stock was converted into class A common stock. The shares of common stock held in the voting trust will be voted at the direction of a majority of the non-management directors of ICC and Richard J. Berman, the chairman of ICC.

Item 12.  Certain Relationships and Related Transactions

None.

Item 13.  Exhibits, List and Reports on Form 8-K

13 (a)  Exhibits

        The following documents are filed as exhibits to this Form 10-KSB, including those exhibits incorporated in this Form 10-KSB by reference to a prior filing of ICC under the Securities Act or the Exchange Act as indicated in parenthesis:

Exhibit
Number         Description
------         ---------------------------------------------------

3(i).1   Amended and Restated Certificate of Incorporation (1)

3(i).2 Certificate of Merger merging Infosafe Systems, Inc. and Internet Commerce Corporation (1)

3(i).3 Certificate of Amendment to the Amended and Restated Articles of Incorporation (2)

3(i).4 Certificate of Designations -- Series A Convertible Redeemable Preferred Stock (1)

3(i).5 Certificate of Designations -- Series S Preferred Stock (1) 3(ii).1 By-laws (8) 4.1 Specimen Certificate for Class A Common Stock (3) 4.2 Form of Revised Subscription Agreement, dated March 31, 1999, relating to the shares of Series A Convertible Redeemable Preferred Stock sold in the 1999 private placement (1)

4.3      Form of Underwriter's Option (3)

4.4      Form of Warrant Agreement (3)

4.5      Escrow agreement, as amended (3)

4.6      Form of warrant expiring February 18, 2002 (3)

4.7 Warrant Agreement, dated February 10, 1997, by and among ICC, American Stock Transfer and Trust Company as warrant agent and D.H. Blair Investment Banking Corp. (4)

4.8 Amendment Agreement, dated February 10, 1997, to Warrant Agreement dated January 25, 1995 by and among ICC, American Stock Transfer and Trust Company as warrant agent and D.H. Blair Investment Banking Corp.
         (4)

4.9 Form of Unit Purchase Option for D.H. Blair Investment Banking Corp. dated February 18, 1997 (4)

4.10 Agreement, dated February 18, 1997, between ICC and D. H. Blair Investment Banking Corp. to extend an agreement dated January 25, 1995 regarding mergers, acquisitions and similar transactions (4)

4.11     Form of Class A Bridge Warrant issued in the 1998 bridge financing (1)

9.1 Voting Trust Agreement between the trustees of the voting trust and various stockholders of ICC (3)

9.2      Amendments to the Voting Trust Agreement (1)

10.1     1992 Stock Option Plan (3)

10.2     1994 Stock Option Plan (3)

10.3 Formation and Stock Purchase Agreement, dated as of April 16, 1997 among ICC, Michele Golden and Michael Cassidy (5)

10.4 Lease Agreement between 805 Third Ave. Co. as landlord and ICC as tenant relating to the rental of ICC's current principal executive office (6)

10.5 Consulting Agreement, dated as of June 12, 1998, between Summerwind Restructuring, Inc. and ICC (1)

10.6 Lease Agreement, dated as of May 21, 1999, between JB Squared LLC and ICC relating to the rental of approximately 4,000 square feet at the Lakeview Executive Center, 45 Research Way, East Setauket, New York, 11733 (7)

10.7     Employment Agreement for Richard J. Berman dated as of September 15,
         1998 (1)

10.8     Employment Agreement for G. Michael Cassidy dated as of April 16, 1997
         (1)

10.9     Employment Agreement for Michele Golden dated as of April 16, 1997 (1)

10.10    Employment Agreement for Donald R. Gordon dated as of December 18, 1998
         (1)

10.11    Employment Agreement for David Hubbard dated as of April 16, 1997 (1)

10.12    Employment Agreement for Walter M. Psztur dated as of August 21, 1998
         (1)

10.13 Settlement Agreement between ICC, Arthur R. Medici and Dr. Robert H. Nagel (9)

10.14 Revised Settlement Agreement between ICC, Arthur R. Medici and Dr. Robert H. Nagel (9)

10.15 Amendment to the Revised Settlement Agreement between ICC, Arthur R. Medici and Dr. Robert H. Nagel (9)

27.1     Financial Data Schedule

(1) Incorporated by reference to the Company's Registration Statement on Form S-3 (File no. 333-80043)

(2) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended July 31, 1998

(3) Incorporated by reference to the Company's Registration Statement on Form SB-2 (File no. 33-83940)

(4) Incorporated by reference to the Company's Report on Form 10-QSB dated January 31, 1997

(5) Incorporated by reference to the Company's Report on Form 10-QSB dated April 30, 1997

(6) Incorporated by reference to the Company's Report on Form 10-QSB dated October 31, 1997

(7) Incorporated by reference to Amendment No. 3 to the Company's Registration Statement on Form S-3 (File no. 333-80043)

(8) Incorporated by reference to our current report on Form 8-K filed with the SEC on July 1, 1999

(9) Incorporated by reference to the Company's Registration Statement on Form S- 3 (File no. 333-89591)


13 (b)  Document List

        Independent Auditors' Report

        Financial Statements:

        Balance Sheet
        July 31, 1999

        Statement of Operations - Year Ended
        July 31, 1999

        Consolidated Statement of Operations - Year Ended
        July 31, 1998

        Statement of Changes in Shareholder Equity and Other Comprehensive Income - Years Ended July, 31, 1999 and 1998

        Statements of Cash Flows - Year Ended
        July 31, 1999

        Consolidated Statements of Cash Flows - Year Ended
        July 31, 1998

13 (b)  Reports on Form 8K
        On September 25, 1998, the Company filed a Current Report on Form 8-K.

                                   SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  October 28, 1999

                                     INTERNET COMMERCE CORPORATION


                                     by: /s/ Dr. Geoffrey S. Carroll
                                         --------------------------------
                                         Dr. Geoffrey S. Carroll
                                         President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                         Title                               Date
---------                         -----                               ----


/s/ Dr. Geoffrey S. Carrol        President, Chief Executive    October 28, 1999
----------------------------      Officer and Director
Dr. Geoffrey S. Carroll           (Principal Executive Officer)



/s/ Walter M. Psztur             Chief Financial Officer        October 28, 1999
----------------------------     (Principal Financial
Walter M. Psztur                 and Accounting Officer)




/s/ Richard J. Berman
----------------------------
Richard J. Berman                 Director                     October 28, 1999


/s/ G. Michael Cassidy
----------------------------
G. Michael Cassidy                Director                     October 28, 1999


/s/ Michele Golden
----------------------------
Michele Golden                    Director                     October 28, 1999


----------------------------
Charles C. Johnston               Director                     October __, 1999


/s/ Arthur R. Medici
----------------------------
Arthur R. Medici                  Director                     October 28, 1999


/s/ James Ortenzio
----------------------------
James Ortenzio                    Director                     October 28, 1999


/s/ Peter Ruel
----------------------------
Peter Ruel                        Director                     October 28, 1999

                                         Exhibit Index
Exhibit
Reference
Number                                                                  Number

3(i).1      Amended and Restated Certificate of Incorporation (1)            *
3(i).2      Certificate of Merger merging Infosafe Systems, Inc.
            and Internet Commerce Corporation (1)                            *
3(i).3      Certificate of Amendment to the Amended and Restated
            Articles of Incorporation (2)                                    *
3(i).4      Certificate of Designations -- Series A Convertible
            Redeemable Preferred Stock (1)                                   *
3(i).5      Certificate of Designations -- Series S Preferred Stock (1)      *
3(ii).1     By-laws (8)                                                      *
4.1         Specimen Certificate for Class A Common Stock (3)                *
4.2         Form of Revised Subscription Agreement, dated
            March 31, 1999, relating to the shares of Series A
            Convertible Redeemable Preferred Stock sold in the 1999
            private placement (1) *
4.3         Form of Underwriter's Option (3)                                 *
4.4         Form of Warrant Agreement (3)                                    *
4.5         Escrow agreement, as amended (3)                                 *
4.6         Form of warrant expiring February 18, 2002 (3)                   *
4.7         Warrant Agreement, dated February 10, 1997, by and
            among ICC, American Stock Transfer and Trust Company
            as warrant agent and D.H. Blair Investment Banking
            Corp. (4)                                                        *
4.8         Amendment Agreement, dated February 10, 1997, to
            Warrant Agreement dated January 25, 1995 by and among
            ICC, American Stock Transfer and Trust Company as
            warrant agent and D.H. Blair Investment Banking Corp. (4)        *
4.9         Form of Unit Purchase Option for D.H. Blair Investment
            Banking Corp. dated February 18, 1997 (4)                        *
4.10        Agreement, dated February 18, 1997, between ICC and
            D. H. Blair Investment Banking Corp. to extend an
            agreement dated January 25, 1995 regarding mergers,
            acquisitions and similar transactions (4)                        *
4.11        Form of Class A Bridge Warrant issued in the 1998 bridge
            financing (1)                                                    *
9.1         Voting Trust Agreement between the trustees of the voting
            trust and various stockholders of ICC (3)                        *
9.2         Amendments to the Voting Trust Agreement (1)                     *
10.1        1992 Stock Option Plan (3)                                       *
10.2        1994 Stock Option Plan (3)                                       *
10.3        Formation and Stock Purchase Agreement, dated as of
            April 16, 1997 among ICC, Michele Golden and Michael
            Cassidy (5)                                                      *
10.4        Lease Agreement between 805 Third Ave. Co. as
            landlord and ICC as tenant relating to the rental of ICC's
            current principal executive office (6)                          *
10.5        Consulting Agreement, dated as of June 12, 1998, between
            Summerwind Restructuring, Inc. and ICC (1)                      *
10.6        Lease Agreement, dated as of May 21, 1999, between JB
            Squared LLC and ICC relating to the rental of
            approximately 4,000 square feet at the Lakeview
            Executive Center, 45 Research Way, East Setauket,
            New York, 11733 (7)                                            *
10.7        Employment Agreement for Richard J. Berman dated as
            of September 15, 1998 (1)                                      *
10.8        Employment Agreement for G. Michael Cassidy dated as
            of April 16, 1997 (1)                                          *
10.9        Employment Agreement for Michele Golden dated as of
            April 16, 1997 (1)                                             *
10.10       Employment Agreement for Donald R. Gordon dated as
            of December 18, 1998 (1)                                       *
10.11              Employment Agreement for David Hubbard dated as of
            April 16, 1997 (1)                                             *
10.12              Employment Agreement for Walter M. Psztur dated as
            of August 21, 1998 (1)                                         *
10.13       Settlement Agreement between ICC, Arthur R. Medici
            and Dr. Robert H. Nagel (9)                                    *
10.14       Revised Settlement Agreement between ICC, Arthur R.
            Medici and Dr. Robert H. Nagel (9)                             *
10.15       Amendment to the Revised Settlement Agreement between
            ICC, Arthur R. Medici and Dr. Robert H. Nagel (9)              *
27.1        Financial Data Schedule                                       27.1

(1) Incorporated by reference to the Company's Registration Statement on Form S-3 (File no. 333-80043)

(2) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended July 31, 1998

(3) Incorporated by reference to the Company's Registration Statement on Form SB-2 (File no. 33-83940)

(4) Incorporated by reference to the Company's Report on Form 10-QSB dated January 31, 1997

(5) Incorporated by reference to the Company's Report on Form 10-QSB dated April 30, 1997

(6) Incorporated by reference to the Company's Report on Form 10-QSB dated October 31, 1997

(7) Incorporated by reference to Amendment No. 3 to the Company's Registration Statement on Form S-3 (File no. 333-80043)

(8) Incorporated by reference to our current report on Form 8-K filed with the SEC on July 1, 1999

(9) Incorporated by reference to the Company's Registration Statement on Form S- 3 (File no. 333-89591)

INTERNET COMMERCE CORPORATION

Index


                                                                          Page

Financial Statements

         Independent  auditors' report                                    F-2

         Balance sheet as of July 31, 1999                                F-3

         Statements of operations for the years ended July 31, 1999 and
           July 31, 1998                                                  F-4

         Statements of changes in stockholders' equity and other comprehensive
          income for the years ended July 31, 1999 and July 31, 1998     F-5

         Statements of cash flows for the years ended July 31, 1999 and
          July 31, 1998                                                   F-6

         Notes to financial statements                                    F-7

INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Internet Commerce Corporation
New York, New York


We have audited the accompanying balance sheet of Internet Commerce Corporation (formerly Infosafe Systems, Inc. and subsidiary), as of July 31, 1999, and the related statements of operations, changes in stockholders' equity and comprehensive income and cash flows for each of the years in the two-year period ended July 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements enumerated above present fairly, in all material respects, the financial position of Internet Commerce Corporation as of July 31, 1999, and the results of its operations and its cash flows for each of the years in the two-year period ended July 31, 1999, in conformity with generally accepted accounting principles.




Richard A. Eisner & Company, LLP

New York, New York
September 30, 1999

INTERNET COMMERCE CORPORATION

Balance Sheet
As of July 31, 1999


                                         ASSETS
Current assets:
     Cash and cash equivalents                                                      $    114,258
     Marketable securities                                                             3,970,655
     Accounts receivable                                                                  49,424
     Prepaid expenses and other assets                                                   111,434
                                                                                    ------------

          Total current assets                                                         4,245,771


Restricted cash                                                                          435,664
Property and equipment, net                                                              793,131
Software development costs, net                                                          711,889
Goodwill, net                                                                            339,721
Other assets                                                                              14,237
                                                                                    ------------
          Total assets                                                              $  6,540,413


                                      LIABILITIES

Current liabilities:
     Accounts payable                                                               $    367,379
     Accrued expenses                                                                    554,537
     Capital lease obligation                                                            188,271
     Other liabilities                                                                    16,819
                                                                                    ------------
          Total current liabilities                                                    1,127,006

Capital lease obligation - less current portion                                          358,498

                                                                                    ------------
          Total liabilities                                                            1,485,504

Commitments and contingencies

                                  STOCKHOLDERS' EQUITY

Preferred stock:
     Preferred stock - 5,000,000  shares  authorized,  including 10,000 series A preferred stock and 175 series S preferred stock
     Series A preferred stock - par value $.01 per share, $1,000 liquidation value
        per share,  9,590 shares issued and outstanding                                       96
Common stock:
     Class A - par value $ .01 per share, 40,000,000 shares authorized,
       One vote per share;  1,810,941 shares issued and outstanding                       18,109
     Class B - par value $ .01 per share, 2,000,000 shares authorized,
       Six votes per share; 115,590 shares issued and outstanding                          1,156
Additional paid-in capital                                                            28,989,889
Accumulated deficit                                                                  (23,920,341)
Accumulated other comprehensive loss                                                     (34,000)
                                                                                    ------------
          Total stockholders' equity                                                   5,054,909
                                                                                    ------------

          Total liabilities and stockholders' equity                                $  6,540,413
                                                                                    ============

                       See notes to financial statements

INTERNET COMMERCE CORPORATION

Statements of Operations

                                                                Year Ended July 31,
                                                           -------------------------------
                                                                1999             1998
                                                                            (consolidated)
                                                           --------------   --------------
Revenue:
     Services                                              $    105,243    $     17,481

     Other                                                                        2,000

                                                           ------------    ------------
                                                                105,243          19,481
                                                           ------------    ------------

Expenses:
     Cost of services                                           452,306          11,315
     Product development and enhancement                        516,608         575,802
     Selling and marketing                                      419,714           7,526
     General and administrative                               3,548,596       2,299,856
     Non-cash charges in connection with options,
         compensation and services                            3,266,520
     Write-down of assets                                        32,915         177,735
                                                           ------------    ------------
                                                              8,236,659       3,072,234
                                                           ------------    ------------

Operating loss                                               (8,131,416)     (3,052,753)
                                                           ------------    ------------

Interest and investment income                                   88,143          86,613
Interest expense (including debt discount of
    $1,237,357 and debt issue costs of $188,182
    for the year ended July 31, 1999)                        (1,577,667)        (31,041)
                                                           ------------    ------------

         NET LOSS                                          $ (9,620,940)   $ (2,997,181)

Dividends attributable to preferred stock                      (190,645)
Dividends attributable to preferred stock resulting from
     discount for beneficial conversion feature              (1,222,072)
                                                           ------------    ------------

          Loss attributable to common stockholders         $(11,033,657)   $ (2,997,181)
                                                           ============    ============

Basic and diluted loss
     per common share                                      $      (7.62)   $      (2.79)
                                                                                 (10.10)
                                                           ============    ============

Weighted average number of common
     shares outstanding - basic
     and diluted loss per share                               1,447,091       1,075,718
                                                           ============    ============


                       See notes to financial statements

Internet Commerce Corporation

Statements of Changes in Stockholders' Equity and Other Comprehensive Income



                                     Series A          Series S            Class A             Class B        Unrealized
                                   Preferred Stock  Preferred Stock      Common Stock       Common Stock    Gain (loss) on
                                   ------------------------------------------------------------------------- Marketable
                                    Shares  Amount  Shares   Amount    Shares     Amount   Shares   Amount   Securities
                                   ----------------------------------------------------------------------------------------
Balance - July 31, 1997                      $             $             944,083  $ 9,441   274,513  $2,745     $8,928
                                   ----------------------------------------------------------------------------------------

Issuance of common stock                                                                    80,000     800

Exchange of common stock                                                   3,868       39   (3,868)    (39)
Issuance of common stock for
services
Escrow shares canceled                                                                    (156,248) (1,562)
Value of warrants issued
Net loss
Unrealized loss on marketable                                                                                      (8,928)
securities
                                   ----------------------------------------------------------------------------------------
Balance - July 31, 1998                                                  947,951    9,480   194,397   1,944


Issuance of common stock for
purchase
   of minority interest                                                  334,495    3,345
Issuance of common stock for
   compensation, termination of
consulting
   agreement and settlement of                          175        2      79,934      799
legal fees
Issuance of common stock in
exchange
   for warrants and unit purchase                                        316,651    3,166
options
Issuance of preferred stock for          45      1
services
Proceeds from private placement
(net
   of costs of $585,000)              7,000     70
Issuance of warrants for services
Issuance of warrants in
connection with
   debt
Exchange of common stock                                                  78,807      788  (78,807)   (788)
Repayment of subscription note
receivable
Conversion of bridge loans into
preferred
   stock                              2,595     26
Conversion of preferred stock          (50)    (1)                        10,000      100
Proceeds from exercise of warrants                                        15,000      150
Redemption of redeemable stock
Redemption of preferred stock                         (175)       (2)     13,462      135
Dividend on preferred stock                                               14,641      146
Charge on price-based stock
options
     and for change of control

Net loss
Unrealized loss on marketable
securities
     Total comprehensive income

Net Loss Unrealized
                                   ========================================================================================
Balance - July 31, 1999               9,590   $ 96            $        1,810,941 $ 18,109   115,590  $1,156      $
                                   ========================================================================================


                                    Additional                                       Total
                                    Paid-In        Note           Accumulated     Stockholders'
                                    Capital     Receivable    Deficit     OCI *     Equity
                                  ---------------------------------------------------------
Balance - July 31, 1997           $14,235,172   $ (11,302,220)   $       $2,954,066
                                  ---------------------------------------------------------
Issuance of common stock              111,700 $
                                               (112,500)
Exchange of common stock
Issuance of common stock for           111,971                                     111,971
services
Escrow shares canceled                   1,562
Value of warrants issued                71,803                                      71,803
Net loss                                                 (2,997,181)           (2,997,181)
Unrealized loss on marketable                                                      (8,928)
securities
                                  ---------------------------------------------------------
Balance - July 31, 1998             14,532,208 (112,500) (14,299,401)              131,731

Issuance of common stock for
purchase
   of minority interest                467,039                                     470,384
Issuance of common stock for
   compensation, termination of
consulting
   agreement and settlement of         682,518                                     683,319
legal fees
Issuance of common stock in
exchange
   for warrants and unit purchase      (3,166)
options
Issuance of preferred stock for         44,999                                      45,000
services
Proceeds from private placement
(net
   of costs of $585,000)             6,414,930                                   6,415,000
Issuance of warrants for services      816,672                                     816,672
Issuance of warrants in
connection with
   debt                              2,043,304                                   2,043,304
Exchange of common stock
Repayment of subscription note                   112,500                           112,500
receivable
Conversion of bridge loans into
preferred
   stock                             1,952,744                                   1,952,770
Conversion of preferred stock             (99)
Proceeds from exercise of warrants      37,350                                      37,500
Redemption of redeemable stock           5,478                                       5,478
Redemption of preferred stock            (133)
Dividend on preferred stock              (458)                                       (312)
Charge on price-based stock
options
     and for change of control       1,996,503                                   1,996,503

Net loss                                                     (9,620,940)           (9,620,940)
Unrealized loss on marketable                                              (34,000)   (34,000)
securities
     Total comprehensive income                                                (9,654,940)

Net Loss Unrealized                                                                (9,654,940)
                                  =========================================================
Balance - July 31, 1999            $28,989,889 $    (23,920,341)   $ $(34,000)  $ 5,054,909
                                  =========================================================
* Other Comprehensive Income

See notes to financial statements

Internet Commerce Corporation

Statements of Cash Flows

                                                                        Year Ended July 31,
                                                                   ---------------------------
                                                                     1999             1998
                                                                                 (consolidated)
                                                                   ------------  -------------
Cash flows from operating activities:
 Net loss                                                          $(9,620,940)   $(2,997,181)
 Adjustments to reconcile net loss to net cash
   used in operating activities:
      Depreciation and amortization                                    423,872        135,621
      Writedown on disposal of assets                                   32,915        177,735
      Loss on sale of marketable securities                              7,611
      Issuance of common stock and warrants for services,
           compensation and consulting agreement termination         1,270,017        111,971
      Non cash charge for compensatory stock options issued
           and for change of control                                 1,996,503
      Amortization of debt discount                                  1,237,357          8,413
      Changes in:
          Accounts receivable, prepaid expenses and other assets       122,400         65,688
          Accounts payable, notes payable and accrued expenses         329,111        534,584
          Due to stockholders                                                         (60,000)
                                                                   -----------    -----------

          Net cash used in operating activities                     (4,201,154)    (2,023,169)
                                                                   -----------    -----------


Cash flows from investing activities:
   Capitalization of software development costs                                      (714,373)
   Purchases of property and equipment                                (191,417)      (435,896)
   Purchases of marketable securities                               (5,012,142)      (778,745)
   Purchase of certificate of deposits                                (435,664)
   Proceeds from sales of marketable securities                        999,876      3,268,762
                                                                   -----------    -----------

          Net cash provided by (used in) investing activities       (4,639,347)     1,339,748
                                                                   -----------    -----------


Cash flows from financing activities:
   Proceeds from issuance of preferred stock, net                    6,415,000
   Proceeds from bridge loan                                         2,300,000        295,000
   Proceeds from issuance of warrants                                   38,925
   Proceeds from exercise of warrants                                   37,500
   Proceeds from subscription receivable                               112,500
   Proceeds from financing lease                                                      312,639
   Payment for redemption of redeemable common stock                      (277)
   Payment of dividends                                                   (312)
   Payments on capital lease obligations                              (126,864)       (41,611)
   Payment of purchase agreement                                                      (70,000)
   Payment of loan payable                                                            (27,180)
                                                                   -----------    -----------

          Net cash provided by financing activities                  8,776,472        468,848
                                                                   -----------    -----------

Net decrease in cash and cash equivalents                              (64,029)      (214,573)

Cash and cash equivalents, beginning of  period                        178,287        392,860
                                                                   -----------    -----------

Cash and cash equivalents, end of period                           $   114,258    $   178,287
                                                                   ===========    ===========
Supplemental disclosure of cash flow information:
     Cash paid for interest during the period                      $   111,283    $    21,681

See notes to financial statements

INTERNET COMMERCE CORPORATION

Notes to financial statements
July 31, 1999


NOTE A - THE COMPANY

Internet Commerce Corporation (the "Company" or "ICC") was incorporated under the name Infosafe Systems, Inc. on November 18, 1991 in the State of Delaware. The Company changed its name to Internet Commerce Corporation on September 25, 1998. In the fourth quarter of fiscal year 1999, ICC became an operating company and was no longer considered a development stage company.

ICC is engaged in the design, development, and marketing of systems for securing, controlling, delivering and auditing electronic documents and files primarily over the Internet. ICC is seeking to position itself as an independent third party to authenticate, certify, validate, authorize and deliver secure transactions for electronic information.

ICC began the development of the CommerceSense service in 1997, introduced CommerceSense for beta testing in November 1997 and launched the current version of CommerceSense commercially in April 1999. The CommerceSense system uses the Internet and proprietary technology to deliver the Company's customers' documents and data files to members of their trading communities, many of which have incompatible systems, by translating the documents and data files into any format required by the receiver. The system can be accessed using a standard Web browser or virtually any other communications protocol.

On September 25, 1998, ICC merged its majority owned subsidiary ("ICCSUB") into the Company. ICC issued 16.72474 shares of class A common stock in exchange for each share of ICCSUB not already owned by ICC to purchase the remaining 16.7% of ICCSUB then outstanding.

In April of 1999, ICC raised $7,000,000 in a private placement of series A convertible redeemable preferred stock ("Series A Preferred Stock"). In addition, the holders of $2,595,000 of bridge notes converted them to Series A Preferred Stock.


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1]      Revenue recognition:

         The Company's revenues are derived from services, which include subscription fees, implementation fees and consulting fees. Subscription fees are charged for use of the Company's service, which include both fixed and usage based fees and are recognized over the service period and as transactions are processed. Implementation fees are generally billed in the period the new customer is activated. Consulting fees are recognized as services are performed.


[2]      Depreciation and amortization:

         Computers and office equipment, office software, and furniture and fixtures are stated at cost and are depreciated on the straight-line method over three to seven years. Leasehold improvements are amortized using the straight-line method over the shorter of the term of the lease or the estimated useful life of the asset.

[3]      Software development costs:

         The Company capitalizes the costs of developing and testing new or significantly enhanced software products in accordance with the provisions of Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Software to be Sold, Leased or Otherwise Marketed" ("SFAS 86"). Pursuant to SFAS 86, capitalization of costs begins when technological feasibility of the product is established and ceases when the product is ready for general release to customers. Technological feasibility is established either upon the completion of a detailed program design or the completion of a working model. No software development costs have been capitalized during the fiscal year ended July 31, 1999. Software development costs are amortized over a maximum of three years or the expected life of the product, whichever is less.

[4] Loss per share of common stock:

         The Company calculates its loss per share under the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 requires dual presentation of "basic" and "diluted" loss per share on the face of the statement of operations. In accordance with SFAS 128, which was adopted by the company in 1998, basic and diluted net loss per common share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during each period. Except as described below, the per share effects of potential common shares such as warrants, options and convertible preferred stock have not been included, as their effect would be antidilutive.

         The Securities and Exchange Commission has taken the position that when preferred stock is convertible to common stock at a conversion rate that is the lower of a rate fixed at issuance or a fixed discount from the common stock market price at the time of conversion, the discounted amount is an assured incremental yield, the "beneficial conversion feature", to the preferred shareholders and should be accounted for as an embedded dividend to preferred shareholders. As such, this dividend was recognized in the loss per share calculation.

[5]      Income taxes:

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

[6]      Statement of cash flows:

         For purposes of the statement of cash flows, the Company considers all highly liquid cash investments purchased with an original maturity of three months or less to be cash equivalents.

[7]      Use of estimates:

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

[8]      Impairment of long-lived assets:

         The Company accounts for the impairment of long-lived assets in accordance with provisions of SFAS 121, "Accounting for Long-Lived
         Assets and for Long-Lived Assets to be Disposed Of." SFAS 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable assets and goodwill related to those assets. During the year ended July 31, 1999, the Company wrote down fixed assets in the amount of $32,915 and during the year ended July 31, 1998, the Company wrote down its prepaid licensing fee, notes receivable and equipment previously held for lease in the aggregate of $177,735.

         [9]      Stock-based compensation:

         The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." The Financial Accounting Standards Board issued SFAS 123, "Accounting for Stock-Based Compensation." SFAS 123 established a fair-value-based method of accounting for stock-based compensation plans. The Company has adopted the disclosure requirements of SFAS 123 and has presented the proforma effects on net loss and loss per share of common stock as if SFAS 123 had been adopted, as well as certain other information.

[10]     Marketable securities:

         The Company invests excess cash in debt securities. The Company has invested in corporate commercial paper with scheduled maturities within one year. The fair values for marketable securities are based on quoted market prices.

         The marketable securities are classified as available-for-sale securities. Unrealized holding gains and losses are recorded as other comprehensive income, net of any related tax effect. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in investment income.

[11]     Goodwill:

         Goodwill consists of the excess of cost over the fair value of net assets acquired from the purchase of the minority interest of the Company's majority owned subsidiary. Impairment is assessed based on projected future cash flows expected to be generated from the CommerceSense service. Goodwill is being amortized over thirty six months from the acquisition date using the straight-line method. Accumulated amortization at July 31, 1999 amounted to $130,662.


NOTE C - MARKETABLE SECURITIES

         The following is a summary of available for sale securities:

                                                                        Gross Unrealized               Estimated
                                                                  ------------------------------
                                                   Cost              Gains            Losses          Fair Value
                                              ----------------    -------------     ------------    ----------------
         U.S. corporations debt
              securities                        $ 4,004,655       $                  $ 34,000         $ 3,970,655
                                              ================    =============     ============    ================

         The contractual maturities of the above securities is less than one year.

NOTE D  - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

        Computers and office equipment (including capital lease of $247,186)   $  954,394
        Furniture and fixtures                                                     91,691
        Office software (including capital lease of $145,055)                     229,079
        Leasehold improvements                                                     31,044
                                                                               ----------

                                                                                1,306,208
        Less accumulated depreciation                                             513,077
                                                                               ----------

                                                                               $  793,131
                                                                               ==========


NOTE E - ACCRUED EXPENSES

Accrued expenses consist of the following:


                  Legal settlement                              $ 176,000
                  Legal and professional fees                      97,856
                  Rent                                             94,396
                  Vacation                                         82,436
                  Wages                                            25,694
                  Other                                            78,155
                                                               ----------

                                                                $ 554,537
                                                                =========


NOTE F - STOCKHOLDERS' EQUITY

[1]      Reverse stock split:

         Effective September 25, 1998, the Company completed a one-for-five reverse stock split. The accompanying financial statements have been retroactively adjusted with respect to common stock to reflect the reverse stock split.

[2]      Class A common stock:

         Holders of class A common stock are entitled to one vote per share on all matters to be voted on by common stockholders. Subject to the preferences of the preferred stock, the holders of class A common stock are entitled to a proportional distribution of any dividends that may be declared by the board of directors, provided that if any distributions are made to holders of class A common stock, identical per-share distributions must be made to the holders of class B common stock, even if the distributions are in class A common stock. In the event of liquidation, dissolution or winding up of ICC, the holders of class A common stock are entitled to share equally with holders of class B common stock in all assets remaining after liabilities and amounts due to holders of preferred stock have been paid in full or set aside. Class A common stock has no preemptive, redemption or conversion rights. The rights of holders of common stock are subject to, and may be adversely affected by, the rights of the holders of series A preferred stock or any other series of preferred stock the Company may designate in the future.

[3]      Class B common stock:

         Class B common stock is convertible into class A common stock on a one-for-one basis both upon the request of the holder of the class B common stock or automatically upon transfer of the class B common stock to a stockholder that does not hold any class B common stock before the transfer. Class B common stock is entitled to six votes per share, but in all other respects each share of class B common stock is identical to one share of class A common stock.

[4]      Series A preferred stock:

         Series A preferred stock is convertible, at the option of the holder, into class A common stock. Each share of series A preferred stock is convertible into a number of shares of class A common stock determined by the following formula:

                  $1,000 divided by the average market price of the class A common stock for the ten trading days before the conversion date, up to a maximum of 333 shares and a minimum of 200 shares of class A common stock, except that until December 31, 1999 each 8,505 shares of series A preferred stock is convertible into a maximum of 200 shares of class A common stock. No fewer than 25 shares may be converted at one time unless the holder then holds fewer than 25 shares and converts all such shares at that time.


         Series A preferred stock is redeemable, in whole or in part, by the Company at the option of the Company, commencing on the third anniversary of the date of issuance. The redemption price for each share of series A preferred stock is $1,000 plus unpaid dividends.
         Notice of redemption must be given 30 days prior to the redemption date.

         Subject to the rights of stockholders holding any series of the Company's preferred stock that is senior to the series A preferred stock, upon a liquidation, dissolution or winding up of the Company, the holders of series A preferred stock are entitled to receive an amount equal to $1,000 per share of series A preferred stock before any distribution is made to holders of common stock.

         The holders of the outstanding shares of series A preferred stock are entitled to a 4% annual non-cumulative dividend payable in cash or in shares of class A common stock, at the option of the Company. Dividends are payable on each July 1. On July 1, 1999, the Company issued 14,641 shares of class A common stock and $312 for payment of the dividend.

         Series A preferred stock has no voting rights except as expressly required by law.

[5]      Warrants:

         As of July 31, 1999, the Company had the following common stock warrants outstanding:

                                                          Number of         Exercise    Expiration Date
                                                          ---------         --------    ---------------
                                                            Shares            Price
                                                            ------            -----

              Class A warrants                            316,215 (a) (c)  $ 23.20      February 18, 2002
              Class B warrants                            311,488 (b) (c)  $ 31.22      February 18, 2002
              Bridge warrants                             763,500 (d)      $  2.50      December 2001 to July 2002
              Bridge commission warrants                    59,850 (e)     $  2.50      July 2001 to January 2002
              Private placement commission
                  warrants                                173,250 (f)      $  5.00      April 29, 2002
              Consulting warrants                         500,000 (g)      $  2.50      June 12, 2003
              Consulting warrants                           18,000 (b)     $  9.94      March 31, 2004


(a) Upon exercise of each warrant, holder is entitled to one share of class A common stock and one class B warrant.

(b) Upon exercise of each warrant, holder is entitled to one share of class A common stock

(c)  Redeemable at $.25 per warrant under certain conditions.

(d) Investors of the Company's 1998 bridge financing purchased 10% notes with warrants attached. For $1.00 of notes, a purchaser was entitled to 0.3 warrant and ICC issued a total of 778,500 warrants in this transaction. Each of these warrants entitle the holder upon exercise to purchase one share of class A common stock. Under certain circumstances the Company may accelerate the expiration date.

(e) Issued to placement agents in connection with our 1998 bridge financing. Terms are substantially the same as (d).

(f) Issued to NASD registered broker/dealers in connection with our April 1999 private placement of series A preferred stock. Upon exercise, holder is entitled to one share of class A common stock in exchange for each warrant.

(g) Issued to Summerwind Restructuring, Inc. as consideration for various consulting services under a consulting agreement. Upon exercise, holder is entitled to one share of class A common stock in exchange for each warrant.

[6]      Stock options:

         The Company's 1994 Stock Option Plan, (the "Plan"), as amended, provides for the grant of options to purchase up to an aggregate of 1,960,000 shares of class A common stock to employees, officers, directors and consultants or advisors. The options granted may be either incentive stock options or nonqualified options.

         On September 25, 1998, the Company assumed the ICCSUB stock option plan and issued 1,071,534 stock options in exchange for the outstanding ICCSUB stock options.

         On June 30, 1999, the Board of Directors voted to increase the number of shares available for grant under the Plan to 4,000,000 shares subject to shareholder approval. Incentive stock options granted to employees have an exercise price equal to the fair market value of the underlying shares at the date of grant. The exercise price of nonqualified options granted to employees and consultants is determined by the Board of Directors. The term of all options granted may not exceed 10 years. Options vest determined by the Board, but generally vesting occurs over a period of three to four years. Generally, if employment is terminated, vested options must be exercised within 90 days of termination or they are automatically cancelled. If termination of employment is for cause, the option will expire immediately.

         On June 30, 1999, the Company granted to three officers, subject to shareholder approval, 690,000 price-vested options under the Plan. One-third of 600,000 of such options are immediately exercisable at $12.00 per share and the balance becomes exercisable commencing on January 1, 2000, provided that one third of such options shall only be exercisable if the average closing price for the Common Stock for any five consecutive trading days exceeds $15.00 and the remaining one-third of such options shall only be exercisable if the average closing price for the common stock for any five consecutive trading days exceeds $20.00. Of the remaining 90,000 of such options, one-third shall be exercisable at $40.00 per share, one-third of such options shall be exercisable at $60.00 per share and one-third of such options shall be exercisable at $80.00 per share. The above options are considered price-vested options and will require variable plan accounting which requires the Company to take a non-cash charge to earnings for the difference between the exercise price and the fair market value of the stock multiplied by the number of vesting options on the date each price requirement is met.

         The Company granted 390,000 price-vested options under the Plan. The weighted exercise price was $2.82 for such options. The number of options immediately exercisable were 130,000. The remaining 260,000 is exercisable, in 20% increments, when the class A common stock attains or exceeds each of the following per share bid prices for twenty consecutive trading days: $7.50, $10.00, $12.50, $15.00 and $17.50. As of July 31, 1999, none of these options have been forfeited and 286,014 options have become exercisable. The Company took a non-cash charge to earnings in the amount of $1,374,069 during the year for these price-vested options. In addition, the Company took a non-cash charge of $622,434 due to certain options vesting from a change of control feature.

         The Company's 1992 Stock Option Plan was terminated upon adoption of the 1994 Plan. Options to purchase 4,000 Class A Common Shares previously granted under the 1992 Plan were forfeited during the fiscal year ended July 31, 1999.

         On June 30, 1999, the Company granted 150,000 options, not pursuant to the 1994 and 1992 Plans, to an officer of the Company. Each one-third of these options is exercisable at $40.00, $60.00 and $80.00. The options expire on June 29, 2009 and have the same terms as options granted under the 1994 Plan.

         The Company applies APB Opinion 25 and related interpretations in accounting for its options. Accordingly, no compensation cost has been recognized for its employee stock option grants other than non-cash charges for the vesting of price-vested options. Had the compensation cost for the Company's stock options grants been determined based on the fair value at the grant dates for awards consistent with the method of SFAS 123, the Company's net loss and loss per share would have changed to the pro forma amounts indicated below:

                                                                              Year ended July 31,
                                                                  --------------------------------------------
                                                                         1999                     1998
                                                                  --------------------     -------------------

              Net Loss                     As reported                 $ ( 9,620,940)            $ (2,997,181)
                                           Pro forma                   $ ( 8,933,719)            $ (3,245,320)

              Net Loss Per Share           As reported                 $      ( 7.62)            $      (2.79)
                                           Pro forma                   $      ( 7.15)            $      (3.02)

         The weighted-average fair value at date of grant for options granted during the years ended July 31, 1999 and 1998 was $1.51 and $6.15 per option, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                                              Year ended July 31,
                                                                     ---------------------------------------
                                                                           1999                  1998
                                                                     -----------------     -----------------

               Risk-free interest rate                                    4.53%                 5.90%
               Expected lives                                               3                     3
               Expected volatility                                         113%                  92%
               Expected dividend yield                                      0%                    0%


     A summary of the status of the Company's 1994 and 1992 Stock Option Plans as of July 31, 1999 and 1998, and changes during the years ending on those dates is presented below:

                                                                                Year ended July 31,
                                                            -----------------------------------------------------------------
                (Shares in thousands)                                   1999                               1998
                                                            -----------------------------     -------------------------------
                                                                       Weighted-Average                    Weighted-Average
                                                                           Exercise                            Exercise
                                                             Shares          Price                Shares         Price
                                                            ---------- ------------------     ------------ ------------------
                Options outstanding at beginning
                     Of year                                   156.6         $19.65              183.8           $21.83
                Granted                                      1,897.0         $ 1.41               44.0           $10.03
                Forfeited                                     (105.9)        $12.03              (71.2)          $19.33
                                                            ----------                        ------------
                Options outstanding at end of year           1,947.7         $ 1.42               156.6          $19.65
                                                            ==========                        ============

                Options exercisable at end of year           1,749.0         $ 1.20               83.3           $19.82
                                                            ==========                        ============

         The following table presents information relating to stock options outstanding as of July 31, 1999:

         (Shares in thousands)
                                                     Options Outstanding                           Options Exercisable
                                      ---------------------------------------------------       --------------------------

                                                    Weighted-Average    Weighted-Average                   Weighted-Average
           Range of Exercise Prices                    Remaining            Exercise                           Exercise
                                        Shares      Contractual Life         Price               Shares         Price
          --------------------------- ----------- --------------------- -----------------      ----------- ---------------
          $  0.26  - $  1.41             1,223.9           7.7                $ 0.41              1,202.6       $ 0.40
          $  2.13  - $  3.88               696.1           6.1                $ 2.69                535.4       $ 2.71
          $  13.63 - $ 20.00                27.7           9.4                $14.24                 11.0       $ 15.17
                                      -----------                                              -----------
                                         1,947.7           7.1                $ 1.42             1,749.0        $ 1.20
                                      ===========                                              ===========

         The Company had 1,654 options reserved for future issuance under the Plan as of July 31, 1999.


NOTE G - INCOME TAXES

The Company has a net operating loss carryforward for tax purposes of approximately $22 million as of July 31, 1999. This carryforward expires from 2007 to 2019.

The Internal Revenue Code and Income Tax Regulations contain provisions which limit the use of available net operating loss carryforwards in any given year should significant changes (greater than 50%) in ownership interests occur. Due to the initial public offering, the net operating loss carryover of approximately $1.9 million incurred prior to the initial public offering will be subject to an annual limitation of approximately $400,000 until that portion of the net operating loss is utilized or expires. Also, due to the private placement of series A preferred stock, the net operating loss carryover of approximately $20 million incurred prior to the private placement will be subject to an annual limitation of approximately $1 million until that portion of the net operating loss is utilized or expires.

The principal components of deferred tax assets, liabilities and the valuation allowance at July 31, 1999 are as follows:

        Deferred tax assets:
                 Accrued expenses                                                                 $   71,000
                 Tax depreciation over book                                                           31,000
                 Compensation expense - stock options                                                799,000
                 Federal, state and local net operating loss carryforwards                         8,862,000
                                                                                            -----------------

                                                                                                   9,763,000
        Less deferred tax liability:
                 Capitalized software development costs                                             (285,000)
                                                                                              ----------------

                 Net asset                                                                         9,478,000

                 Valuation allowance                                                              (9,478,000)
                                                                                              ----------------

                 Net deferred tax asset                                                              $      0
                                                                                            ==================

The Company's effective tax rate varied from the statutory federal income tax rate as follows:

                                                                                For the year ended July 31,
                                                                             ----------------------------------
                                                                                 1999                1998
                                                                             --------------      --------------

                  Expected tax rate (benefit)                                      (34.0)%            (34.0) %
                  Increase in taxes resulting from:
                  Non deductible items                                               3.7 %              1.0  %
                  Increase in valuation allowance                                   30.3 %             33.0  %
                                                                             --------------      --------------

                  Effective tax rate                                                - 0 -%              - 0 -%
                                                                             ==============      ==============


NOTE H - OBLIGATIONS UNDER CAPITAL LEASES


         The Company has various capital leases for computers and office equipment and office software. At July 31, 1999 minimum future lease payments for capitalized leases are as follows:

                  2000                                                               $       258,041
                  2001                                                                       236,015
                  2002                                                                       140,184
                  2003                                                                        26,009
                                                                                         ------------
                                                                                             660,249
                  Amount representing imputed interest                                       113,480
                                                                                         ------------

                  Present value of future minimum lease payments                             546,769
                  Less current portion                                                       188,271
                                                                                         ------------

                  Capital lease obligation - less current portion                     $      358,498
                                                                                         ============


NOTE I - COMMITMENTS AND CONTINGENCIES

[1]      Employment and agreements:

         The Company has employment agreements with one officer and six other employees expiring from April to September 2000. The agreements require aggregate annual payments of $895,000 per year. The Company is negotiating employment agreements with two other officers. The Company's Board of Directors has approved aggregate annual payments, through June 2002, to these officers in the amount of $375,000, increasing to $600,000 on the earlier of the Company securing additional financing or November 1, 1999.

[2]      Profit sharing plan:

         During January 1992, the Company adopted a Profit Sharing Plan, whereby an amount equal to 3.5% of the pretax profit of the Company for each fiscal year shall be set aside for the benefit of employees. No funding was provided through July 31, 1999.

 [3] Obligations under operating leases:

         The Company leases office facilities in New York City and Long Island under operating leases expiring through 2005. The aggregate rentals under these leases were approximately $207,000 and $205,000 for the years ended July 31, 1999 and July 31, 1998, respectively. Certain leases contain escalation clauses for operating expenses.


         At July 31, 1999 minimum future rental payments due under all operating leases are as follows:

                     2000                                           $  331,279
                     2001                                              284,583
                     2002                                              287,433
                     2003                                              290,383
                     2004                                              277,952
                     Thereafter                                        101,575
                                                                       -------

                                                                   $ 1,573,205

[4]      Letters of credit:

         The Company has provided cash collateral for letters of credit in the aggregate amount of $435,664 as required in certain lease agreements. These amounts have been recorded as restricted cash in the Company's balance sheet.


[5]      Contingency:

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


[6]      Legal settlement:

         In February 1999, the Company settled a dispute with its former Vice President and Director of Technology. The Company paid $60,000 in cash and is required to issue 22,000 shares of class A common stock valued at $176,000.

NOTE J - SUPPLEMENTAL NON-CASH DISCLOSURES TO STATEMENT OF CASH FLOWS

The Company had the following non-cash financing activities:

                                                                                    For the year ended July 31,
                                                                             -----------------------------------------
                                                                                   1999                    1998
                                                                             ------------------      -----------------
  Debt discount in connection with bridge loan                                 $     1,816,197        $     71,803
  Issuance of warrants in connection with bridge financing                             188,182
  Property acquired under capital lease                                                392,241
  Issuance of common stock for purchase of minority interest of
       subsidiary                                                                      470,384
  Issuance of common and preferred stock for settlement                                275,000
  Conversion of indebtedness into preferred stock                                    1,952,770
  Notes receivable in exchange for class A common stock                                                    112,500


NOTE K - YEAR 2000 COMPLIANCE (UNAUDITED)

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