Form 10QSB
period 1999-10-31
INTERNET COMMERCE CORP
filed 1999-12-14
CIK 894738

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                                  -------------

[X] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended October 31, 1999

[  ] TRANSITION  REPORT UNDER  SECTION 13 or 15(d) OF THE EXCHANGE ACT FOR THE
     TRANSITION PERIOD FROM ____ to _____

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

(212) 271-7640
(Issuer's telephone number)

---------------------------
(Former name, former address
and former fiscal year, if changed
since last report)

                 Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes |X|                        No |_|

                 State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

           Class                                Outstanding at October 31,1999:
           -----                                -------------------------------

 Class A Common Stock, $.01 par value                     2,249,108 shares

 Class B Common Stock, $.01 par value                     115,590 shares



                  Traditional Small Business Disclosure Format

                             Yes |X|                        No |_|

                          INTERNET COMMERCE CORPORATION

                              INDEX TO FORM 10-QSB
                                                                            PAGE
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Balance sheets as of October 31, 1999 (unaudited) and July 31, 1999.....       3

Statements of operations and comprehensive loss for the three months
   ended October 31, 1999 and October 31, 1998 (unaudited)..............       4

Statements of cash flows for the three months ended October 31, 1999
   and October 31, 1998 (unaudited).....................................       5

Notes to financial statements...........................................     6-7

Item 2.  Management's Discussion and Analysis of Financial Condition
          and  Results of Operations....................................    8-10

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K...............................      11

SIGNATURES     .........................................................      12

INTERNET COMMERCE CORPORATION

Balance Sheet

                                                                                           October 31,         July 31,
                                                                                               1999              1999
                                                                                           -------------   -----------------
                                         ASSETS                                            (unaudited)
Current assets:
     Cash and cash equivalents                                                          $       452,732  $        114,258
     Marketable securities                                                                    1,993,400         3,970,655
     Accounts receivable                                                                        114,818            49,424
     Prepaid expenses and other assets                                                           31,338           111,434
                                                                                          --------------   ---------------
          Total current assets                                                                2,592,288         4,245,771


Restricted cash                                                                                 441,024           435,664
Property and equipment, net                                                                     807,253           793,131
Software development costs, net                                                                 708,839           711,889
Goodwill, net                                                                                   300,523           339,721
Other assets                                                                                     14,237            14,237
                                                                                          --------------   ---------------
          Total assets                                                                  $     4,864,164  $      6,540,413
                                                                                          ==============   ===============


                                    LIABILITIES

Current liabilities:
     Accounts payable                                                                   $       430,328  $        367,379
     Accrued expenses                                                                           379,002           554,537
     Capital lease obligation                                                                   218,760           188,271
     Other liabilities                                                                              370            16,819
                                                                                          --------------   ---------------
          Total current liabilities                                                           1,028,460         1,127,006

Capital lease obligation - less current portion                                                 333,562           358,498

                                                                                          --------------    ---------------
          Total liabilities                                                                   1,362,022         1,485,504


Commitments and contingencies


                               STOCKHOLDERS' EQUITY

Preferred stock:
     Preferred stock - 5,000,000  shares  authorized,  including 10,000 series A preferred stock and 175 series S preferred.
     Series A  preferred  stock - par value $.01 per share,  $1,000  liquidation value per share, 7,690 and 9,590 shares issued and outstanding at October
       31, 1999
       and July 31, 1999                                                                             77                96
Common stock:
     Class A - par value $ .01 per share, 40,000,000 shares authorized, one vote per share; 2,249,108 and 1,810,941 shares issued and outstanding
       October 31, 1999 and July 31, 1999                                                        22,491            18,109
     Class B - par value $ .01 per share, 2,000,000 shares authorized, six votes per share; 115,590 shares issued and outstanding October 31,
1999
       and July 31, 1999                                                                          1,156             1,156
Additional paid-in capital                                                                   29,181,585        28,989,889
Accumulated deficit                                                                        (25,695,007)      (23,920,341)
Accumulated other comprehensive loss                                                            (8,160)          (34,000)
                                                                                          --------------   ---------------
          Total stockholders' equity                                                          3,502,142         5,054,909
                                                                                          --------------   ---------------

          Total liabilities and stockholders' equity                                    $     4,864,164  $      6,540,413
                                                                                          ==============   ===============

See notes to financial statements

INTERNET COMMERCE CORPORATION

Statements of Operations and Comprehensive Loss

                                                                                          Three Months Ended
                                                                                             October 31,
                                                                                   --------------------------------
                                                                                       1999             1998
                                                                                   --------------   --------------
                                                                                            (unaudited)
Revenue:
     Services                                                                   $        140,363 $           9,296
                                                                                  --------------   ---------------

Expenses:
     Cost of services                                                                    222,931             5,010
     Product development and enhancement                                                 223,214           106,168
     Selling and marketing                                                               565,832           126,087
     General and administrative                                                          906,547           756,528
     Non-cash charges in connection with compensation
           and services                                                                                    487,950
                                                                                   --------------   ---------------
                                                                                     (1,918,524)       (1,481,743)
                                                                                   --------------   ---------------

Operating loss                                                                       (1,778,161)       (1,472,477)
                                                                                   --------------   ---------------

Interest and investment income                                                            27,759             4,767
Interest expense                                                                        (24,264)          (80,878)
                                                                                   --------------   ---------------

         NET LOSS                                                                $   (1,774,666)  $    (1,548,558)

Other comprehensive income:

     Un
     Unrealized holding gains                                                             25,840
                                                                                   --------------   ---------------

Comprehensive loss                                                              $    (1,748,826)  $    (1,548,558)
                                                                                   ==============   ===============

Basic and diluted loss
     per common share                                                           $          (.96)  $         (1.21)
                                                                                   ==============   ===============

Weighted average number of common
     shares outstanding - basic
     and diluted loss per share                                                        1,841,794         1,276,849
                                                                                   ==============   ===============

See notes to financial statements

Internet Commerce Corporation


Statements of Cash Flows

                                                                                             Three Months Ended
                                                                                                October 31,
                                                                                  -----------------------------------------
                                                                                      1999                       1998
                                                                                  -----------------------------------------
                                                                                                (unaudited)
Cash flows from operating activities:
 Net loss                                                                       $   (1,774,666)           $    (1,548,558)
 Adjustments to reconcile net loss to net cash
   used in operating activities:
      Depreciation and amortization                                                     109,177                     60,415
      Loss on sale of marketable securities                                              14,932
      Issuance of common stock and warrants for services,
           compensation and consulting agreement termination                                                       487,950
      Amortization of debt discount                                                                                 52,083
      Changes in:
          Accounts receivable, prepaid expenses and other assets                          9,342                     60,509
          Accounts payable, notes payable and accrued expenses                           46,965                    387,011
                                                                                  --------------            ---------------

          Net cash used in operating activities                                     (1,594,250)                  (500,590)
                                                                                  --------------            ---------------


Cash flows from investing activities:
   Purchases of property and equipment                                                 (34,029)
   Proceeds from sales of marketable securities                                       1,988,163
                                                                                  --------------            ---------------

          Net cash provided by investing activities                                   1,954,134
                                                                                  --------------            ---------------


Cash flows from financing activities:
   Proceeds from bridge loan                                                                                       300,000
   Proceeds from note payable                                                                                      155,000
   Proceeds from exercise of employee stock options                                     20,059
   Payments on capital lease obligations                                               (41,469)                    (19,820)
                                                                                  --------------            ---------------

          Net cash (used in) provided by financing activities                          (21,410)                    435,180
                                                                                  --------------            ---------------

Net increase (decrease) in cash and cash equivalents                                    338,474                   (65,410)

Cash and cash equivalents, beginning of  period                                         114,258                   178,287
                                                                                  --------------            ---------------

Cash and cash equivalents, end of period                                        $       452,732           $        112,877
                                                                                  ==============            ===============

Supplemental disclosure of cash flow information: Cash paid during the year for:
          Interest                                                              $        24,264           $         23,911
     Noncash investing and financing activities:
          Issuance of common stock for settlement                                       176,000
          Property acquired under capital lease                                          47,022
          Debt discount in connection with bridge loan                                                              78,775
          Issuance of common stock for purchase of minority
               interest of subsidiary                                                                              470,384

See notes to financial statements

INTERNET COMMERCE CORPORATION

Notes to financial statements
October 31, 1999

NOTE A - BASIS OF PRESENTATION AND THE COMPANY

[1]      Basis of presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 3 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three-month period ended October 31, 1999 are not necessarily indicative of the results that may be expected for the year ending July 31, 2000.

         The balance sheet at July 31, 1999 has been derived from the audited consolidated financial statements at that date, but does not include all the footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the audited financial statements and footnotes thereto included in the Company's Form 10-KSB for the fiscal year ended July 31, 1999.

[2]      The Company:

         Internet Commerce Corporation (the "Company" or "ICC") was incorporated on November 18, 1991 in the State of Delaware.

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

[3]      Reclassification:

         The Company has revised the October 31, 1998 balance sheet, statement of operations and statement of cash flows from those previously reported to conform to current year presentation. In addition, $78,775 was reclassified from net cash used in operating activities to net cash provided by financing activities in the statement of cash flows from amounts previously reported.

NOTE B - SUBSEQUENT EVENTS

[1]      Private Placements

         On November 24, 1999, Cable & Wireless PLC ("C&W") agreed to purchase for $10 million, 10,000 shares of a new class of convertible preferred stock of ICC. Initially, the investment is convertible into shares of class A common stock at $22.34 per share. The average closing bid price of the class A common stock for the five trading days before the definitive agreement was executed and delivered was $22.21. The preferred stock is entitled to a four percent cumulative, annual dividend, payable in cash or in kind at ICC's option, and votes together with the class A common stock. Each share of preferred stock entitles C&W to a number of votes equal to the number of shares of class A common stock into which the preferred stock is convertible. C&W will also receive 400,000 warrants to purchase class A common stock of ICC. The warrants are exercisable for five years at $22.21. The transaction with C&W is subject to approval of the boards of both companies.

         On November 19, 1999, Firmco Firstar Investment Research and Management Company, LLC agreed to purchase for $2.5 million, 138,300 shares of class A common stock. On November 23, 1999, Bantry Bay Ventures, LLC agreed to purchase for $2 million, 98,159 shares of class A common stock. On November 26, 1999, Acorn Investment Trust agreed to purchase for $5 million, 197,725 shares of class A common stock. The purchase price for the class A common stock in each of these transactions was based upon the average closing bid price of the class A common stock for the five trading days before the applicable definitive agreement was executed and delivered.

[2]      Warrant Conversions

         The Company received proceeds of $930,000 upon the exercise of warrants subsequent to October 31, 1999.

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

Overview

We were founded as Infosafe Systems, Inc. in November 1991 and from 1991 to 1997 we conducted limited operations and developed products that we were unable to exploit commercially and consequently discontinued. In 1998, we shifted our business emphasis to focus exclusively on the development and marketing of our CommerceSense service and launched the current version of our CommerceSense service commercially in April 1999. As a result, we have only a limited operating history and there is little historical information on which to evaluate our business and prospects.

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

Results of Operations

Three Months Ended October 31, 1999 Compared with Three Months Ended October 31, 1998.

Our revenue was $140,000 and $9,000, respectively, in the three months ended October 31, 1999 (the "2000 Quarter") and October 31, 1998 (the "1999 Quarter"). CommerceSense generated this revenue.

Cost of services increased to $223,000 in the 2000 Quarter from $5,000 in the 1999 Quarter. The increase of $218,000 is primarily due to direct cost components, including charges for data lines and personnel employed for the roll-out of our CommerceSense service to new customers and the depreciation of equipment used to render this service.

Product development and enhancement costs increased to $223,000 in the 2000 Quarter from $106,000 in the 1999 Quarter, an increase of $117,000. We were able to spend more of our resources on enhancing our service since we had sufficient funds to do so. In addition, we developed and added new features to our service in the 2000 Quarter.

Selling and marketing expenses increased to $566,000 in the 2000 Quarter from $126,000 in the 1999 Quarter, an increase of $440,000. We were able to spend more of our resources on our selling and marketing efforts since we had sufficient funds to do so in the 2000 Quarter. These expenses primarily consisted of salaries and related costs, advertising and participation in trade shows.

General and administrative costs increased to $907,000 in the 2000 Quarter from $757,000 in the 1999 Quarter. The increase of $150,000 is largely due to an increase in salaries and related employee benefits of $116,000.

Non-cash charges in connection with compensation and services decreased to zero in the 2000 Quarter from $488,000 in the 1999 Quarter. The decrease of $488,000 was due to the fact that in the 1999 Quarter we issued warrants to consultants for services ($460,000) and common stock ($28,000) to an employee for compensation and did not have similar expenses in the 2000 Quarter.

We had income from investments of $28,000 in the 2000 Quarter and $5,000 in the 1999 Quarter. The increase is due to higher average cash and marketable securities balances in the 2000 Quarter compared to the 1999 Quarter.

Interest expense decreased to $24,000 in the 2000 Quarter from $81,000 in the 1999 Quarter. The decrease of $57,000 was largely attributable to the amortization of debt discount. Debt discount amounted to $52,000 in the 1999 Quarter. There was no debt discount in the 2000 Quarter.

The net loss in the 2000 Quarter was $1,775,000 compared to $1,549,000 in the 1999 Quarter. The net loss in the 1999 Quarter, after excluding non-cash charges for compensation and services expense and debt discount, was $1,008,917.

Liquidity and Capital Resources

At October 31, 1999 we had working capital of $1,564,000.

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

As a result of operating losses, cash used in operating activities amounted to $1,594,000 in the 2000 Quarter and $501,000 in the 1999 Quarter. Cash used for purchase of equipment amounted to $34,000 in the 2000 Quarter and $0 in the 1999 Quarter.

Our principal sources of liquidity at October 31, 1999 included cash and cash equivalents of $453,000 and marketable securities of $1,993,000. In November of 1999, we obtained binding commitments for the purchase of Class A Common Stock in the total amount of $9.5 million from outside investors. Also in November, Cable & Wireless agreed to purchase for $10 million 10,000 shares of preferred stock and 400,000 warrants. See Note B (1) of Notes to Financial Statements herein.

We have a net operating loss carryforward of approximately $24 million to offset future taxable income for federal tax purposes. The utilization of the loss carryforward to reduce any such future income taxes will depend on our ability to generate sufficient taxable income prior to the expiration of the net operating loss carryforwards. The carryforward expires from 2007 to 2019. The Internal Revenue Code of 1986, as amended, contains provisions which generally limit the use of available net operating loss carryforwards in any given year should significant changes (greater than 50%) in ownership interests occur. Due to the IPO, the net operating loss carryover of $1.9 million incurred prior to the IPO will be subject to an annual limitation of $400,000 until the pre-IPO portion of the net operating loss is utilized or expires. Also, due to the private placement of series A preferred stock in April 1999, the net operating loss carryover of $20 million incurred prior to the private placement will be subject to an annual limitation of $1 million until that portion of the net operating loss is utilized or expires.

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

PART II.  OTHER INFORMATION


Item 6: Exhibits and Reports on Form 8-K

(a)      Exhibit(s).

Number                Description               Method of Filing
------                -----------               ----------------

27                    Financial Data Schedule   Filed with this Form 10-QSB

 (b)   Reports on Form 8-K

On December 1, 1999 and December 13, 1999, we filed Current Reports on Form 8-K.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNET COMMERCE CORPORATION
(Registrant)

Date:  December 14, 1999      By:  /s/ Geoffrey S. Carroll
                                   ---------------------------------------------
                                   Geoffrey S. Carroll
                                   President and Chief Executive Officer
                                   (Principal Executive Officer)


Date:  December  14, 1999     By:  /s/ Walter M. Psztur
                                   ---------------------------------------------
                                   Walter M. Psztur
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)