Form 10QSB
period 2000-01-31
INTERNET COMMERCE CORP
filed 2000-03-16
CIK 894738

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                                  -------------

[X] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended January 31, 2000

[  ]  TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE EXCHANGE ACT FOR THE
      TRANSITION PERIOD FROM ____ to ____

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

                        Yes [X]                               No__

            State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                    Class                         Outstanding at March 8, 2000:
                    -----                         -----------------------------
      Class A Common Stock, $.01 par value                5,116,123 shares

      Class B Common Stock, $.01 par value                   89,595 shares


                       Traditional Small Business Disclosure Format

                        Yes [X]                              No__

                          INTERNET COMMERCE CORPORATION

                              INDEX TO FORM 10-QSB
                                                                         PAGE
                                                                         ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Balance sheets as of January 31, 2000 (unaudited) and
July 31, 1999.........................................................      3

Statements of operations and  comprehensive  loss for
the six and three months ended January 31, 2000
and January 31, 1999 (unaudited)......................................      4

Statements  of cash  flows  for the six  months
ended  January 31,  2000 and January 31, 1999 (unaudited).............      5

Notes to financial statements.........................................      6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations..........................   7-10

PART II.  OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds....................     11

Item 6.  Exhibits and Reports on Form 8-K.............................     11

SIGNATURES............................................................     12

INTERNET COMMERCE CORPORATION

Balance Sheet
                                                     January 31,      July 31,
                                                       2000             1999
                                                     ----------     -----------
                          ASSETS                     (unaudited)

Current assets:
     Cash and cash equivalents                        $ 19,113,249   $  114,258
     Marketable securities                               1,996,709    3,970,655
     Accounts receivable                                   169,756       49,424
     Prepaid expenses and other assets                     153,989      111,434
                                                        ----------   ----------
          Total current assets                          21,433,703    4,245,771

Restricted cash                                            513,573      435,664
Property and equipment, net                                795,434      793,131
Software development costs, net                            695,495      711,889
Goodwill, net                                              261,324      339,721
Other assets                                                14,237       14,237
                                                         ---------   -----------
          Total assets                                $ 23,713,766   $6,540,413
                                                        ==========   ==========

                        LIABILITIES

Current liabilities:
     Accounts payable                                 $     40,628   $  367,379
     Accrued expenses                                      284,341      554,537
     Capital lease obligation                              269,343      188,271
     Other liabilities                                     120,576       16,819
                                                      ------------   ----------
          Total current liabilities                        714,888    1,127,006

Capital lease obligation - less current portion            280,377      358,498
                                                      ------------   ----------
          Total liabilities                                995,265    1,485,504

Commitments and contingencies

                   STOCKHOLDERS' EQUITY

Preferred stock:
     Preferred stock - 5,000,000 shares authorized,
including 10,000 series A
        preferred stock, 175 series S preferred stock and
10,000 series C preferred stock
     Series A preferred stock - par value $.01 per share,
$1,000 liquidation value
       per share, 1,683 and 9,590 shares issued and
outstanding at January 31, 2000 and July 31, 1999               17           96
     Series C preferred stock - par value $.01 per share,
$1,000 liquidation value
       per share, 44.76 votes per share; 10,000 and 0
shares issued and outstanding
       at January 31, 2000 and July 31, 1999 Common stock:     100
     Class A - par value $ .01 per share, 40,000,000
shares authorized,
       one vote per share; 4,595,853 and 1,810,941 shares
issued and outstanding
       January 31, 2000 and July 31, 1999                   45,959       18,109
     Class B - par value $ .01 per share, 2,000,000 shares
authorized,
       six votes per share; 89,595 and 115,590 shares
issued and outstanding
       January 31, 2000 and July 31, 1999                      896        1,156
Additional paid-in capital                              53,614,833   28,989,889
Accumulated deficit                                    (30,939,304) (23,920,341)
Accumulated other comprehensive loss                        (4,000)     (34,000)
                                                       ------------  -----------
          Total stockholders' equity                    22,718,501    5,054,909
                                                       ------------  -----------
          Total liabilities and stockholders' equity  $ 23,713,766  $ 6,540,413
                                                      ============  ===========

notes to financial statements

INTERNET COMMERCE CORPORATION

Statements of Operations and Comprehensive Loss

                                    Three Months Ended           Six Months Ended
                                        January 31,                 January 31,
                                   ----------------------      ----------------------
                                     2000         1999            2000        1999
                                   ----------  ----------      ---------  -----------
Revenue:
     Services                    $   202,661   $    16,101     $  343,024  $    25,397
                                   ----------  ----------      ---------   -----------
Expenses:
     Cost of services                538,737        81,052        761,668       86,062
     Product development and         133,478        84,614        356,692      190,782
enhancement
     Selling and marketing           606,741       149,256      1,172,573      275,343
     General and administrative      954,634       422,545      1,861,181    1,179,073
     Non-cash charges in
connection with
     compensation and services     3,311,257       246,758      3,311,257      734,708
                                   ----------  -----------     ----------   ----------
                                   5,545,847       984,225      7,464,371    2,465,968
                                   ----------  -----------      ---------  -----------
Operating loss                    (5,343,186)     (968,124)    (7,121,347)  (2,440,571)
                                   ----------  -----------      ---------   ----------
Interest and investment income       111,732         1,839        139,492        6,606
Interest expense                     (12,843)     (599,996)       (37,108)    (680,874)
                                   ----------  -----------    -----------   ----------
         NET LOSS                $ (5,244,297  $(1,566,281)   $ 7,018,963  $(3,114,839)

Other comprehensive income:
   Unrealized holding gains             4,160                      30,000
                                   ----------  -----------    -----------  ------------
Comprehensive loss               $ (5,240,137  $(1,566,281)   $ (6,988,963  (3,114,839)
                                   ==========  ===========    ============  ===========
Basic and diluted loss
     per common share              $(10.(1.73) $     (1.06)    $(10.(2.48) $     (2.26)
                                   ==========  ===========      =========  ===========
Weighted average number of common
     shares outstanding - basic
     and diluted loss per share     3,024,206    1,484,174       2,821,662   1,380,511
                                   ==========  ===========      =========  ===========

See notes to financial statements

Internet Commerce Corporation

Statements of Cash Flows
                                                         Six Months Ended
                                                           January 31,
                                                    ----------------------------
                                                       2000            1999
                                                    ----------------------------
                                                            (unaudited)
Cash flows from operating activities:
 Net loss                                           $ (7,018,963)   $(3,114,839)
 Adjustments to reconcile net loss to net cash
   used in operating activities:
      Depreciation and amortization                      280,254        174,395
      Loss on sale of marketable securities               14,938
      Issuance of common stock and warrants for
        services, compensation and consulting                           734,708
agreement termination
      Non-cash charge for compensatory stock options   3,311,257
      Amortization of debt discount                                     569,691
      Changes in:
          Accounts receivable, prepaid                  (162,887)        24,500
expenses and other assets
          Accounts payable, notes payable and           (317,190)        79,350
accrued expenses                                     -----------    -----------
          Net cash used in operating activities       (3,892,591)    (1,532,195)
                                                     -----------    -----------
Cash flows from investing activities:
   Issuance of note receivable                                         (507,500)
   Collection on note receivable                                        350,000
   Purchases of property and equipment                 (121,553)
   Proceeds from sales of marketable securities       1,987,126
   Purchase of certificate of deposits                  (77,909)
                                                     ----------     -----------
          Net cash provided by (used in)              1,787,664        (157,500)
investing activities                                 ----------     -----------

Cash flows from financing activities:
   Proceeds from bridge loan                                          2,300,000
   Proceeds from issuance of preferred stock            10,000,000
   Proceeds from issuance of common stock                9,499,776
   Proceeds from issuance of warrants                                    38,925
   Proceeds from exercise of warrants                    1,464,042
   Proceeds from subscription receivable                                112,500
   Proceeds from exercise of employee stock                201,480
     options
   Payments on capital lease obligations                   (61,380)     (40,486)
                                                        ----------   ----------
          Net cash provided by financing activities     21,103,918    2,410,939
                                                        -----------  ----------
Net increase in cash and cash equivalents               18,998,991      721,244

Cash and cash equivalents, beginning of period             114,258      178,287
                                                       -----------   ----------
Cash and cash equivalents, end of period              $ 19,113,249   $  899,531
                                                        ===========  ==========
Supplemental disclosure of cash flow information:
     Cash paid during the year for: Interest          $     37,108   $   85,319
     Non-cash investing and financing activities:
     Issuance of common stock for settlement               176,000
     Property acquired under capital lease                  64,331
     Debt discount in connection with bridge loan                     2,388,299
     Issuance of common stock for purchase of minority
               interest of subsidiary                                   470,384
     Issuance of warrants in connection with bridge
               financing                                                188,182
     Issuance of common and preferred stock for settlement              275,000

See notes to financial statements

Note A - Basis of Presentation and the Company

[1]   Basis of presentation:

      The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
      Article 3 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the six-month period ended January 31, 2000 are not necessarily indicative of the results that may be expected for the year ending July 31, 2000.

      The balance sheet at July 31, 1999 has been derived from the audited consolidated financial statements at that date, but does not include all the footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the audited financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended July 31, 1999.

[2]   The Company:

      Our CommerceSense(R) service uses the Internet and our proprietary technology to deliver our customers' documents and data files to members of their trading communities, many of which may have incompatible systems, by translating the documents and data files into any format required by the receiver. We use CommerceSense(R) to provide traditional value added network services, Electronic Data Interchange ("EDI") for web-based retailers, EDI to fax service and large-scale electronic document management and delivery.

 [3]  Reclassification:

      The Company has revised the January 31, 1999 statement of operations and statement of cash flows from those previously reported to conform to current year presentation.


NOTE B - SUBSEQUENT EVENTS

      Warrant Conversions

      The Company received proceeds of $1,905,250 upon the exercise of warrants subsequent to January 31, 2000.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The response to this item is submitted in a separate section of this Quarterly Report.

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

Overview

We were founded as Infosafe Systems, Inc. in November 1991 and from 1991 to 1997 we conducted limited operations and developed products that we were unable to exploit commercially and consequently discontinued. In 1998, we shifted our business emphasis to focus exclusively on the development and marketing of our CommerceSense(R) service. In the fourth quarter of fiscal year 1999, we became an operating company and were no longer considered a development stage company. As a result, we have only a limited operating history and there is little historical information on which to evaluate our business and prospects.

We developed our CommerceSense(R) service as an alternative to the electronic data interchange, or EDI, services that are currently provided by traditional value added networks, also known as VANs, that offer their services primarily using dedicated telecommunications links. Our CommerceSense(R) service translates and transmits electronic documents, such as purchase orders, requests for proposals and receipts, as well as images and other data over the Internet.

We are currently focusing on our CommerceSense(R) service, and as a result, our revenue for the foreseeable future is almost entirely dependent on the success of this service, including, but not limited to, the number of customers who subscribe to the service and the volume (in kilocharacters) of the data, documents or other information they send or retrieve utilizing our service. As of January 31, 2000 we had approximately 180 customers and we had approximately 200 customers at the end of February 2000. We are currently in the process of rolling-out our service to over 3,000 new customers. We expect our cost of services and operating expenses to increase significantly, especially in the areas of marketing, customer installation and customer service. We will need to generate significant revenue to achieve and maintain profitability. If we do not increase our revenue significantly, we will continue to be unprofitable.

We intend to continue to market CommerceSense(R) as a one-stop electronic document and data delivery service to the 2,500 largest companies in the United States and abroad that use EDI to communicate with their vendors. We believe that the cost and ease of use of our CommerceSense(R) service will allow these companies to request or encourage their smaller trading partners to conduct electronic commerce using CommerceSense(R).

We expect to base our expenditures on our plans and estimates of future revenue. We may be unable to adjust spending in a timely manner if we experience an unexpected shortfall in our revenue. As a result, we may not achieve profitability.


Results of Operations

Three Months Ended January 31, 2000 Compared with Three Months Ended January 31, 1999.

Our revenue was $203,000 and $16,000, respectively, in the three months ended January 31, 2000 (the "2000 Quarter") and January 31, 1999 (the "1999 Quarter"). Revenues were generated through services related to our CommerceSense(R) service.

Cost of services increased to $539,000 in the 2000 Quarter from $81,000 in the 1999 Quarter. The increase is primarily due to direct cost components, including charges for data lines and personnel employed for the roll-out of our CommerceSense(R) service to new customers and the depreciation of equipment used to render this service.

Product development and enhancement costs increased to $133,000 in the 2000 Quarter from $85,000 in the 1999 Quarter. We developed and added new features to our service in the 2000 Quarter, including enhancements to reports and facsimile services, advanced on-network document sorting and searching capabilities and an improved Help subsystem. We released CommerceSense(R) Version 2.0 with these upgraded features and functions on December 16, 1999. We also added powerful new Extended Markup Language ("XML") based capabilities to our Internet electronic commerce solutions. This unique new feature utilizes XML to automatically pre-populate response documents.

Selling and marketing expenses increased to $607,000 in the 2000 Quarter from $149,000 in the 1999 Quarter. The increase reflects spending from our expanded selling and marketing efforts. These expenses primarily consisted of salaries and related costs, advertising and participation in trade shows.

General and administrative costs increased to $955,000 in the 2000 Quarter from $423,000 in the 1999 Quarter. The increase is attributable to an increase in salaries and related employee benefits and recruitment fees of $78,000 and legal fees of $419,000. The remaining increase is generally due to the overall expansion of our operations.

Non-cash charges in connection with compensation and services increased to $3,311,000 in the 2000 Quarter from $247,000 in the 1999 Quarter. The non-cash charges in the 2000 Quarter related to the employee stock options granted to certain officers and management of ICC, which vested upon our class A common stock reaching a certain market price. In the 1999 Quarter we issued warrants to consultants for services and commissions which had an amortized cost in the 1999 Quarter of $219,000, and we also amortized $28,000 of the cost of stock that was issued to an officer for compensation in a prior period.

We had income from investments of $111,732 in the 2000 Quarter and $2,000 in the 1999 Quarter. The increase is due to higher average cash and marketable securities balances in the 2000 Quarter compared to the 1999 Quarter.

Interest expense decreased to $13,000 in the 2000 Quarter from $600,000 in the 1999 Quarter. The decrease was largely attributable to the amortization of debt discount and interest on our bridge notes.

Debt discount and interest on bridge notes amounted to $514,000 and $12,000, respectively, in the 1999 Quarter. There was no debt discount or interest on bridge notes in the 2000 Quarter since they were converted into series A preferred stock in April 1999.

The net loss in the 2000 Quarter was $5,244,000 compared to $1,566,000 in the 1999 Quarter. After excluding non-cash charges for compensation and services expense and debt discount included in interest expense, the net loss was $1,933,000 in the 2000 Quarter compared to $802,000 in the 1999 Quarter.

Six Months Ended January 31, 2000 Compared with Six Months Ended January 31,
1999.

Our revenue was $343,000 and $25,000, respectively, in the six months ended January 31, 2000 (the "2000 Six Months") and January 31, 1999 (the "1999 Six Months"). Revenues were generated through services related to our CommerceSense(R) service.

Cost of services increased to $762,000 in the 2000 Six Months from $86,000 in the 1999 Six Months. The increase is primarily due to direct cost components, including charges for data lines and personnel employed for the roll-out of our CommerceSense(R) service to new customers and the depreciation of equipment used to render this service.

Product development and enhancement costs increased to $357,000 in the 2000 Six Months from $191,000 in the 1999 Six Months. We developed and added new features to our service in the 2000 Six Months including enhancements to reports and facsimile services, advanced on-network document sorting and searching capabilities and an improved Help subsystem. We released CommerceSense(R) Version 2.0 with these upgraded features and functions on December 16, 1999. We also added powerful new Extended Markup Language ("XML") based capabilities to our Internet electronic commerce solutions. This unique new feature utilizes XML to automatically pre-populate response documents.

Selling and marketing expenses increased to $1,173,000 in the 2000 Six Months from $275,000 in the 1999 Six Months. The increase reflects spending from our expanded selling and marketing efforts. These expenses primarily consisted of salaries and related costs, advertising and participation in trade shows.

General and administrative costs increased to $1,861,000 in the 2000 Six Months from $1,179,000 in the 1999 Six Months. The increase is attributable to an increase in salaries and related employee benefits and recruitment fees of $173,000 and legal fees of $437,000. The remaining increase is generally due to the overall expansion of our operations.

Non-cash charges in connection with compensation and services increased to $3,311,000 in the 2000 Six Months from $735,000 in the 1999 Six Months. The non-cash charges in the 2000 Quarter related to the employee stock options granted to certain officers and management of ICC, which vested upon our class A common stock reaching a certain market price. In the 1999 Six Months we issued warrants to consultants for services and commissions which had an amortized cost in the 1999 Six Months of $679,000 and we also amortized $56,000 of the cost of stock that was issued to an officer for compensation in a prior period.

We had income from investments of $139,000 in the 2000 Six Months and $7,000 in the 1999 Six Months. The increase is due to higher average cash and marketable securities balances in the 2000 Six Months compared to the 1999 Six Months.

Interest expense decreased to $37,000 in the 2000 Six Months from $681,000 in the 1999 Six Months. The decrease was largely attributable to the amortization of debt discount and interest on our bridge notes. Debt discount and interest on the bridge notes amounted to $565,000 and $54,000, respectively, in the 1999 Six Months. There was no debt discount or interest on the bridge notes in the 2000 Six Months. There was no debt discount or interest on bridge notes in the 2000 Six Months since they were converted into series A preferred stock in April 1999.

The net loss in the 2000 Six Months was $7,019,000 compared to $3,115,000 in the 1999 Six Months. After excluding non-cash charges for compensation and services expense and debt discount included in interest expense, the net loss in the 2000 Six Months was $3,708,000, compared to $1,810,000 in the 1999 Six Months.

Liquidity and Capital Resources

At January 31, 2000 we had working capital of $20,719,000.

We have financed our operations through private placements during fiscal 1994, our initial public offering during fiscal 1995 (the "IPO"), a private placement in March 1997, a private placement of bridge note units during fiscal 1998 and 1999, a private placement of series A preferred stock in April 1999 and private placements of our class A common stock, series C preferred stock and warrants in November 1999. We anticipate losses through fiscal 2000, as we continue to expand commercial markets for CommerceSense(R).

As a result of operating losses, cash used in operating activities amounted to $3,893,000 in the 2000 Quarter and $1,532,000 in the 1999 Quarter. Cash used for purchase of equipment amounted to $122,000 in the 2000 Quarter and $0 in the 1999 Quarter.

Our principal sources of liquidity at January 31, 2000 included cash and cash equivalents of $19,113,000 and marketable securities of $1,997,000.

We have a net operating loss carryforward of approximately $29 million to offset future taxable income for federal tax purposes. The utilization of the loss carryforward to reduce any such future income taxes will depend on our ability to generate sufficient taxable income prior to the expiration of the net operating loss carryforwards. The carryforward expires from 2007 to 2020. The Internal Revenue Code of 1986, as amended, contains provisions which generally limit the use of available net operating loss carryforwards in any given year should significant changes (greater than 50%) in ownership interests occur. Due to the IPO, the net operating loss carryover of $1.9 million incurred prior to the IPO will be subject to an annual limitation of $400,000 until the pre-IPO portion of the net operating loss is utilized or expires. Also, due to the private placement of series A preferred stock in April 1999, the net operating loss carryover of $20 million incurred prior to the private placement will be subject to an annual limitation of $1 million until that portion of the net operating loss is utilized or expires.

PART II.  OTHER INFORMATION


Item 2.  Changes in Securities and Use of Proceeds

In November 1999, we sold 434,184 shares of our class A common stock for $9,500,000 in cash to Bantry Bay Ventures, LLC, Wanger Asset Management, L.P. and Firmco Firstar Investment Research and Management Company, LLC. We also sold, in November 1999, 10,000 shares of our series C preferred stock and 400,000 warrants for $10,000,000 in cash to Cable & Wireless PLC. These transactions were exempt from registration under the Securities Act because they did not involve a public offering within the meaning of the Securities Act.

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibit(s).

Number            Description                         Method of Filing
------            -----------                         ----------------
27                Financial Data Schedule         Filed with this Form 10-QSB

(b)  Reports on Form 8-K

On February 15, 2000, we filed a Current Report on Form 8-K and a Current Report on Form 8-K/A.

                                   SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNET COMMERCE CORPORATION
-----------------------------
(Registrant)

Date:  March 15, 2000            By: /s/ Dr. Geoffrey S. Carroll
                                    ----------------------------------
                                 Dr. Geoffrey S. Carroll
                                 President and Chief Executive Officer
                                 (Principal Executive Officer)


Date:  March 15, 2000            By: /s/ Walter M. Psztur
                                    ----------------------------------
                                 Walter M. Psztur
                                 Chief Financial Officer
                                 (Principal Financial and Accounting Officer)