Form 10QSB
period 2000-04-30
INTERNET COMMERCE CORP
filed 2000-06-13
CIK 894738

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                                  -------------

[X] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended April 30, 2000

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

__________________________________
(Former name, former address
and former fiscal year, if changed
since last report)

              Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes X                        No

              State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                   Class                          Outstanding at June 12, 2000:
                   -----                          -----------------------------

     Class A Common Stock, $.01 par value                6,287,301 shares

     Class B Common Stock, $.01 par value                3,218 shares


                  Traditional Small Business Disclosure Format

                                 Yes  X                       No

                          INTERNET COMMERCE CORPORATION


                              INDEX TO FORM 10-QSB

                                                                           PAGE
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Balance sheets as of April 30, 2000 (unaudited) and
  July 31, 1999.......................................................       3

Statements of operations and comprehensive loss for
  the three and nine months ended April 30, 2000 and 1999
  (unaudited).........................................................       4

Statements of cash flows for the nine months ended
  April 30, 2000 and 1999 (unaudited)...................................     5

Notes to financial statements...........................................     6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations......................................   7-11

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K...............................    12

SIGNATURES  ............................................................    13


INTERNET COMMERCE CORPORATION

Balance Sheet
                                                                           April 30,       July 31,
                                                                              2000           1999
                                                                           -----------   -------------
                                ASSETS                                     (unaudited)
                                ------
Current assets:
     Cash and cash equivalents                                           $ 21,921,366  $      114,258
     Marketable securities                                                                  3,970,655
     Accounts receivable                                                      348,701          49,424
     Prepaid expenses and other assets                                        203,738         111,434
                                                                           -----------   -------------
          Total current assets                                             22,473,805       4,245,771

Restricted cash                                                               520,295         435,664
Property and equipment, net                                                   924,236         793,131
Software development costs, net                                               671,101         711,889
Goodwill, net                                                                 222,126         339,721
Other assets                                                                   14,237          14,237
                                                                           -----------   -------------
          Total assets                                                   $ 24,825,800  $    6,540,413
                                                                           ===========   =============

                              LIABILITIES

Current liabilities:
     Accounts payable                                                    $    255,163  $      367,379
     Accrued expenses                                                         652,311         554,537
     Accrued dividends                                                        172,678
     Capital lease obligation                                                 329,586         188,271
     Other liabilities                                                        135,306          16,819
                                                                           -----------   -------------
          Total current liabilities                                         1,545,044       1,127,006

Capital lease obligation - less current portion                               288,439         358,498
                                                                           -----------   -------------
          Total liabilities                                                 1,833,483       1,485,504

Commitments and contingencies

                         STOCKHOLDERS' EQUITY

Preferred stock:
     Preferred stock - 5,000,000 shares authorized, including 10,000 series A preferred stock, 175 series S preferred stock and 10,000 series C preferred stock
     Series A preferred stock - par value $.01 per share, $1,000 liquidation value per share, 943 and 9,590 shares issued and
     outstanding at April 30, 2000 and July 31, 1999                                9              96
     Series C preferred stock - par value $.01 per share, $1,000 liquidation value per share, 44.76 votes per share; 10,000 and 0 shares issued and outstanding at April 30, 2000 and
     July 31, 1999                                                                100
Common stock:
     Class A - par value $ .01 per share, 40,000,000 shares
     authorized, one vote per share; 6,189,791 and 1,810,941 shares
     issued and outstanding April 30, 2000 and July 31, 1999                   61,898          18,109
     Class B - par value $ .01 per share, 2,000,000 shares authorized, six votes per share; 85,728 and 115,590 shares issued and outstanding
     April 30, 2000 and July 31, 1999                                             857           1,156
Additional paid-in capital                                                 56,840,778      28,989,889
Accumulated deficit                                                       (33,911,325)    (23,920,341)
Accumulated other comprehensive loss                                                         (34,000)
                                                                           -----------   -------------
          Total stockholders' equity                                       22,992,317       5,054,909
                                                                           -----------   -------------
          Total liabilities and stockholders' equity                     $ 24,825,800  $    6,540,413
                                                                           ===========   =============

See notes to financial statements


INTERNET COMMERCE CORPORATION

Statements of Operations and Comprehensive Loss

                                             Three Months Ended                 Nine Months Ended
                                                  April 30,                         April 30,
                                          --------------------------        ---------------------------
                                             2000           1999               2000           1999
                                          ------------   -----------        -----------   -------------
                                                 (unaudited)                         (unaudited)
Revenue:
     Services                          $    425,799          $     20,417    $    768,823          $     45,814
                                       ------------          ------------    ------------          ------------
Expenses:
     Cost of services                       822,471               336,940       1,584,139               423,002
     Product development and                150,161                91,268         506,853               282,050
       enhancement
     Selling and marketing                1,094,755               201,943       2,267,328               477,286
     General and administrative           1,428,448               636,120       3,290,629             1,815,193
     Non-cash charges in connection with
       compensation and services                                   73,922       3,311,257               808,630
                                       ------------          ------------    ------------          ------------
                                          3,495,835             1,340,193      10,960,206             3,806,161
                                       ------------          ------------    ------------          ------------
Operating loss                           (3,070,036)           (1,319,776)    (10,191,383)           (3,760,347)
                                       ------------          ------------    ------------          ------------
Interest and investment income              279,449                14,780         418,941                21,386
Interest expense                             (8,756)           (1,271,639)        (45,864)           (1,952,513)
                                       ------------          ------------    ------------          ------------

         NET LOSS                      $ (2,799,343)         $ (2,576,635)   $ (9,818,306)         $ (5,691,474)

Other comprehensive income:
     Unrealized holding gains                 4,000                                34,000
                                       ------------          ------------    ------------          ------------
Comprehensive loss                     $ (2,795,343)         $ (2,576,635)   $ (9,784,306) $         (5,691,474)
                                       ============          ============    ============          ============
Basic and diluted loss
     per common share                  $      (0.58)         $      (1.72)   $      (2.68) $              (4.01)
                                       ============          ============    ============          ============
Weighted average number of common
     shares outstanding - basic
     and diluted loss per share           4,834,371             1,499,031       3,669,923             1,418,974
                                       ============          ============    ============          ============

See notes to financial statements


Internet Commerce Corporation

Statements of Cash Flows
                                                                                       Nine Months Ended
                                                                                           April 30,
                                                                               ----------------------------------
                                                                                   2000                1999
                                                                               ----------------------------------
                                                                                          (unaudited)
Cash flows from operating activities:
 Net loss                                                                          $ (9,818,306)   $ (5,691,474)
 Adjustments to reconcile net loss to net cash
   used in operating activities:
      Depreciation and amortization                                                     457,173         233,646
      Loss on sale of marketable securities                                              14,938
      Issuance of common stock and warrants for
services, compensation and consulting agreement termination                                           1,038,545
      Non-cash charge for compensatory stock options                                  3,311,257
      Amortization of debt discount                                                                   1,620,659
      Changes in:
          Accounts receivable, prepaid expenses and                                    (391,581)       (108,166)
other assets
          Accounts payable and accrued expenses                                         280,045          87,254
                                                                                   ------------    ------------
          Net cash used in operating activities                                      (6,146,474)     (2,819,536)
                                                                                   ------------    ------------
Cash flows from investing activities:
   Issuance of note receivable                                                                          (24,334)
   Purchases of property and equipment                                                 (221,670)
   Proceeds from sales of marketable securities                                       3,987,126
   Purchase of certificate of deposits                                                  (84,631)
                                                                                   ------------    ------------
          Net cash provided by (used in) investing activities                         3,680,825         (24,334)
                                                                                   ------------    ------------
Cash flows from financing activities:
   Proceeds from bridge loan                                                                          2,300,000
   Proceeds from issuance of preferred stock, net                                    10,000,000       6,645,000
   Proceeds from issuance of common stock                                             9,499,776
   Proceeds from issuance of warrants                                                                    38,925
   Proceeds from exercise of warrants                                                 4,164,773
   Proceeds from subscription receivable                                                                112,500
   Proceeds from exercise of employee stock options                                     742,586
   Payments on capital lease obligations                                               (134,378)        (62,035)
                                                                                   ------------    ------------
          Net cash provided by financing activities                                  24,272,757       9,034,390
                                                                                   ------------    ------------
Net increase in cash and cash equivalents                                            21,807,108       6,190,520
Cash and cash equivalents, beginning of  period                                         114,258         178,287
                                                                                   ------------    ------------
Cash and cash equivalents, end of period                                           $ 21,921,366    $  6,368,807
                                                                                   ============    ============
Supplemental disclosure of cash flow information: Cash paid during the year for:
          Interest                                                                 $     45,864    $    143,672
     Non-cash investing and financing activities:
          Issuance of common stock for settlement                                       176,000
          Property acquired under capital lease                                         205,634
          Debt discount in connection with bridge loan                                               2,388,299
          Conversion of indebtedness into preferred stock                                            1,763,970
          Issuance of common stock for purchase of minority
               interest of subsidiary                                                                  470,384
          Issuance of warrants in connection with bridge financing                                     188,182
          Issuance of common and preferred stock for settlement                                        275,000

See notes to financial statements

NOTE A - BASIS OF PRESENTATION AND THE COMPANY

[1]     Basis of presentation:

        The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 3 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three and nine-month period ended April 30, 2000 are not necessarily indicative of the results that may be expected for the year ending July 31, 2000.

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

[2]     The Company:

        Internet Commerce Corporation ("ICC", or the "Company") was incorporated on November 18, 1991 in the State of Delaware.

        Our ICC.NET service, also known as CommerceSense(R), uses the Internet and our proprietary technology to deliver our customers' documents and data files to members of their trading communities, many of which may have incompatible systems, by translating the documents and data files into any format required by the receiver. We use ICC.NET to provide traditional value added network services, Electronic Data Interchange ("EDI") for web-based retailers, EDI to fax service and large-scale electronic document management and delivery.

 [3]    Reclassification:

        The Company has revised the April 30, 1999 statement of operations and statement of cash flows from those previously reported to conform to current year presentation.


NOTE B - RELATED PARTY TRANSACTIONS

        In April 2000, ICC recognized revenues of $15,000 from Cable & Wireless ("C&W") for consulting services related to the co-branding of our ICC.NET service. C&W has co-branded our service under the name Internet Data Exchange (IDE). At April 30, 2000 accounts receivable from C&W totaled $15,000.


NOTE C - SUBSEQUENT EVENTS

        On June 9, 2000, ICC and bTrade.com mutually terminated a letter of intent to merge the two companies.

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

Overview

We were founded as Infosafe Systems, Inc. in November 1991 and from 1991 to 1997 we conducted limited operations and developed products that we were unable to exploit commercially and consequently discontinued. In 1998, we shifted our business emphasis to focus exclusively on the development and marketing of our service. In the fourth quarter of fiscal year 1999, we became an operating company and were no longer considered a development stage company. As a result, we have only a limited operating history and there is no historical information on which to evaluate our business and prospects.

We developed our ICC.NET service as an alternative to the electronic data interchange, or EDI, services that are currently provided by traditional value added networks, also known as VANs, that offer their services primarily using dedicated telecommunications links. Our ICC.NET service translates and transmits electronic documents, such as purchase orders, requests for proposals and receipts, as well as images and other data over the Internet.

We are currently focusing on our ICC.NET service, and as a result, our revenue for the foreseeable future is almost entirely dependent on the success of this service, including, but not limited to, the number of customers who subscribe to our service and the volume (in kilocharacters) of the data, documents or other information they send or retrieve utilizing our service. As of April 30, 2000 we had approximately 240 customers and we had approximately 260 customers at the end of May 2000. We expect our cost of services and operating expenses to increase significantly, especially in the areas of marketing, customer installation and customer service. We will need to generate significant revenue to achieve and maintain profitability. If we do not increase our revenue significantly, we will continue to be unprofitable.

We intend to continue to market as a one-stop electronic document and data delivery service to the largest companies in the United States and abroad that use EDI to communicate with their vendors. We believe that the cost and ease of use of our ICC.NET service will allow these companies to request or encourage their smaller trading partners to conduct electronic commerce using ICC.NET.


Results of Operations

Three Months Ended April 30, 2000 Compared with Three Months Ended April 30,
1999.

Our revenue was $426,000 and $20,000, respectively, in the three months ended April 30, 2000 (the "2000 Quarter") and April 30, 1999 (the "1999 Quarter"). Revenues were generated through services related to our ICC.NET service and consisted primarily of transaction fees, mailbox fees and consulting services.

Cost of services increased to $822,000 in the 2000 Quarter from $337,000 in the 1999 Quarter. The increase is primarily due to direct cost components. In the 2000 Quarter costs allocated from product development and enhancements increased $205,000 primarily as a result of costs related to technical and sales support. Service costs related to an agreement with Sector, Inc. ("Sector") increased $30,000 in the 2000 Quarter. Sector is a wholly-owned subsidiary of SIAC (Securities Industry Automation Corporation) which is a joint subsidiary of the New York and American Stock Exchanges. Sector provides us with a computer room facility in the SIAC Data Center. This facility is used by us to house our servers and communications infrastructure. Salaries and related employee benefits also increased $151,000 in the 2000 Quarter. Personnel related to cost of services increased to 19 at the end of the 2000 Quarter from six at the end of the 1999 Quarter.

Product development and enhancement costs related to the maintenance and improvement of our ICC.Net service increased to $150,000 in the 2000 Quarter from $91,000 in the 1999 Quarter. We developed and added new features to our service in the 2000 Quarter, including enhancements to reports and the creation of WebForms which allows company-specific browser forms, such as purchase orders, to be viewed by suppliers. The increase was primarily due to salaries and related costs. Personnel related to product development and enhancements increased to 12 at the end of the 2000 Quarter from six at the end of the 1999 Quarter.

Selling and marketing expenses increased to $1,095,000 in the 2000 Quarter from $202,000 in the 1999 Quarter. The increase reflects spending from our expanded selling and marketing efforts. These expenses primarily consisted of salaries and related costs, travel, advertising and participation in trade shows. Personnel related to selling and marketing increased to 22 at the end of the 2000 Quarter from six at the end of the 1999 Quarter.

General and administrative costs increased to $1,428,000 in the 2000 Quarter from $636,000 in the 1999 Quarter. The increase is attributable to an increase in recruitment fees, salaries and related employee benefits of $400,000 and an increase in professional fees of $52,000. The remaining increase is generally due to the overall expansion of our operations. Personnel related to general and administrative functions increased to 16 at the end of the 2000 Quarter from nine at the end of the 1999 Quarter. The remaining increase is generally due to the overall expansion of our operations.

There were no non-cash charges in connection with compensation and services in the 2000 Quarter. Non-cash charges in connection with compensation and services were $74,000 in the 1999 Quarter. The non-cash charges in the 1999 Quarter consisted of the amortized costs of the fair value of warrants issued to a consultant in a prior period for services which had an amortized cost in the 1999 Quarter of $46,000, and we also amortized $28,000 of the fair market value of stock that was issued to an officer for compensation in a prior period.

We had income from investments of $279,000 in the 2000 Quarter and $15,000 in the 1999 Quarter. The increase is due to higher average cash and marketable securities balances in the 2000 Quarter compared to the 1999 Quarter.

Interest expense decreased to $9,000 in the 2000 Quarter from $1,272,000 in the 1999 Quarter. The decrease was largely attributable to the amortization of debt discount and interest on our bridge notes in the 1999 Quarter. Debt discount and interest on bridge notes amounted to $1,051,000 and $57,000, respectively, in the 1999 Quarter. There was no debt discount or interest on bridge notes in the 2000 Quarter since the bridge notes were converted into series A preferred stock in April 1999.

The net loss in the 2000 Quarter was $2,799,000 or $0.58 per share compared to $2,577,000 or $1.72 per share in the 1999 Quarter. After excluding non-cash charges for compensation and services expense and debt discount included in interest expense, the net loss was $2,799,000 or $0.58 per share in the 2000 Quarter compared to $1,078,000 or $0.72 in the 1999 Quarter. The decrease in loss per share despite the increase in losses for the 2000 Quarter was the result of an increased number of shares outstanding due to the conversion of our series A preferred stock into class A common stock and the exercise of warrants and options.


Nine Months Ended April 30, 2000 Compared with Nine Months Ended April 30, 1999.

Our revenue was $769,000 and $46,000, respectively, in the nine months ended April 30, 2000 (the "2000 Nine Months") and April 30, 1999 (the "1999 Nine Months"). Revenues were generated through services related to our ICC.NET service and consisted primarily of transaction fees, mailbox fees and consulting services.

Cost of services increased to $1,584,000 in the 2000 Nine Months from $423,000 in the 1999 Nine Months. The increase is primarily due to direct cost components. In the 2000 Nine months costs allocated from product development and enhancements increased $597,000 primarily as a result of costs related to technical and sales support. Service costs related to an agreement with Sector, Inc. ("Sector") increased $83,000 in the 2000 Nine Months. Sector is a wholly-owned subsidiary of SIAC (Securities Industry Automation Corporation) which is a joint subsidiary of the New York and American Stock Exchanges. Sector provides us with a computer room facility in the SIAC Data Center. This facility is used by us to house our servers and communications infrastructure. Salaries and related employee benefits also increased $419,000 in the 2000 Nine Months. Personnel related to cost of services increased to 19 at the end of the 2000 Nine months from six at the end of the 1999 Nine months.

Product development and enhancement costs related to the maintenance and improvement of our ICC.Net service increased to $507,000 in the 2000 Nine Months from $282,000 in the 1999 Nine Months. We developed and added new features to our service in the 2000 Nine Months including enhancements to reports and facsimile services, advanced on-network document sorting and searching capabilities and an improved Help subsystem. We released ICC.NET Version 2.3 with these upgraded features and functions on December 16, 1999. We also added powerful new Extended Markup Language ("XML") based capabilities to our Internet electronic commerce solutions. This unique new feature utilizes XML to automatically pre-populate response documents. The increase was primarily due to salaries and related costs. Personnel related to product development and enhancements increased to 12 at the end of the 2000 Nine Months from six at the end of the 1999 Nine Months.

Selling and marketing expenses increased to $2,267,000 in the 2000 Nine Months from $477,000 in the 1999 Nine Months. The increase reflects spending from our expanded selling and marketing efforts. These expenses primarily consisted of salaries and related costs, advertising and participation in trade shows. Personnel related to selling and marketing increased to 22 at the end of the 2000 Nine Months from six at the end of the 1999 Nine Months.

General and administrative costs increased to $3,291,000 in the 2000 Nine Months from $1,815,000 in the 1999 Nine Months. The increase is attributable to an increase in recruitment fees, salaries and related employee benefits of $601,000 and an increase in professional fees of $399,000. Personnel related to general and administrative functions increased to 16 at the end of the 2000 Nine Months from nine at the end of the 1999 Nine Months. The remaining increase is generally due to the overall expansion of our operations.

Non-cash charges in connection with compensation and services increased to $3,311,000 in the 2000 Nine Months from $809,000 in the 1999 Nine Months. The non-cash charges in the 2000 Nine Months related to the employee stock options granted to certain officers and management of ICC, which vested upon our class A common stock reaching a certain market price. Employee stock options that vest in this manner require a charge to earnings for the difference between the fair value of the stock and the exercise price multiplied by the number of options vested on the date that the vesting condition is met. In the 1999 Nine Months we issued warrants to consultants for services and commissions which had an amortized cost in the 1999 Nine Months of $725,000 and we also amortized $84,000 of the cost of stock that was issued to an officer for compensation in a prior period.

We had income from investments of $419,000 in the 2000 Nine Months and $21,000 in the 1999 Nine Months. The increase is due to higher average cash and marketable securities balances in the 2000 Nine Months compared to the 1999 Nine Months.

Interest expense decreased to $46,000 in the 2000 Nine Months from $1,953,000 in the 1999 Nine Months. The decrease was largely attributable to the amortization of debt discount and interest on our bridge notes and the amortization of debt issue costs in the 1999 Nine Months. In the 1999 Nine Months, debt discount and interest on the bridge notes amounted to $1,621,000 and $111,000, respectively, and the amortization of debt issue costs amounted to 188,000. There was no debt discount or interest on the bridge notes and no debt issue cost amortization in the 2000 Nine Months. The bridge notes were converted into series A preferred stock in April 1999.

The net loss in the 2000 Nine Months was $9,818,000 or $2.68 per share compared to $5,691,000 or $4.01 per share in the 1999 Nine Months. After excluding non-cash charges for compensation and services expense and debt discount included in interest expense, the net loss in the 2000 Nine Months was $6,507,000 or $1.77 per share compared to $3,073,000 or $2.17 per share in the 1999 Nine Months. The decrease in loss per share despite the increase in losses for the 2000 Nine Months was the result of an increased number of shares outstanding due to the conversion of our series A preferred stock into class A common stock and the exercise of warrants and options.


Liquidity and Capital Resources

At April 30, 2000 we had working capital of $21,029,000.

We have financed our operations through private placements during fiscal 1994, our initial public offering during fiscal 1995 (the "IPO"), a private placement in March 1997, a private placement of bridge note units during fiscal 1998 and 1999, a private placement of series A preferred stock in April 1999 and private placements of our class A common stock, series C preferred stock and warrants in November 1999. We anticipate losses through fiscal 2000, as we continue to expand commercial markets for our ICC.NET service.

As a result of operating losses, cash used in operating activities amounted to $6,146,000 in the 2000 Nine Months and $2,820,000 in the 1999 Nine Months. Cash used for purchase of equipment amounted to $222,000 in the 2000 Nine Months and $0 in the 1999 Nine Months.

Our principal sources of liquidity at April 30, 2000 consisted of cash and cash equivalents of $21,921,000.

We have a net operating loss carryforward of approximately $30 million to offset future taxable income for federal tax purposes. The utilization of the loss carryforward to reduce any such future income taxes will depend on our ability to generate sufficient taxable income prior to the expiration of the net operating loss carryforwards. The carryforward expires from 2007 to 2020. The Internal Revenue Code and Income Tax Regulations contain provisions which limit the use of available net operating loss carryforwards in any given year should significant changes (greater than 50%) in ownership interests occur. Due to the initial public offering, the net operating loss carryover of approximately $1.9 million incurred prior to the initial public offering will be subject to an annual limitation of approximately $400,000 until that portion of the net operating loss is utilized or expires. Also, due to the private placement in 1997, the net operating loss carryover of approximately $6.3 million incurred prior to this private placement will be subject to an annual limitation of approximately $800,000 until that portion of the net operating loss is utilized or expires. Also, due to the private placement of series A preferred stock in 1999, the net operating loss carryover of approximately $11.5 million incurred prior to the private placement will be subject to an annual limitation of approximately $1 million until that portion of the net operating loss is utilized or expires.

PART II.  OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibit(s).
        ----------

Number         Description                         Method of Filing
------         -----------                         ----------------

27             Financial Data Schedule             Filed with this Form 10-QSB

(b)   Reports on Form 8-K

On May 18, 2000, we filed a Current Report on Form 8-K.
On May 4, 2000, we filed a Current Report on Form 8-K.
On April 26, 2000, we filed a Current Report on Form 8-K.
On February 15, 2000, we filed a Current Report on Form 8-K.

                                   SIGNATURES

        In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNET COMMERCE CORPORATION
-----------------------------
(Registrant)

Date:  June 13, 2000                  By: /s/ Dr. Geoffrey S. Carroll
                                          -------------------------------------
                                          Dr. Geoffrey S. Carroll
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)


Date:  June 13, 2000                   By: /s/ Walter M. Psztur
                                           ------------------------------------
                                           Walter M. Psztur
                                           Chief Financial Officer
                                           (Principal Financial and Accounting
                                           Officer)