Form 10KSB
period 2000-07-31
INTERNET COMMERCE CORP
filed 2000-10-13
CIK 894738

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

|X| Annual report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the fiscal year ended July 31, 2000

                                       OR

|_| Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from ____ to ____


                          Commission File No. 000-24996

                        INTERNET COMMERCE CORPORATION
            (Exact name of registrant as specified in its charter)

        Delaware                                    13-3645702
(State of incorporation)                 (I.R.S. Employer Identification Number)
------------------------                 ---------------------------------------

                           805 Third Avenue, 9th Floor
                            New York, New York 10022
          (Address of principal executive offices, including zip code)

                                 (212) 271-7640
               (Registrants telephone number, including area code)

          Securities registered under Section 12(b) of the Act: None

            Securities registered under Section 12(g) of the Act:

                      Class A Common Stock, $.01 par value
                           Redeemable Class A Warrants
                           Redeemable Class B Warrants
                  Units consisting of Class A Common Stock,
                         Redeemable Class A Warrants and
                           Redeemable Class B Warrants

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and will not be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

      As of October 9, 2000 the issuer had outstanding 6,626,839 shares of Class A Common Stock and 2,574 shares of Class B Common Stock that are convertible into Class A Common Stock. The aggregate market value of the Class A Common Stock held by nonaffiliates as of October 9, 2000 was approximately $35,720,063 based on a closing price for the Class A Common Stock of $6.125 on the Nasdaq National Market on such date.

                                     PART I

Item 1.  Description of Business

Business Development

We were founded in November 1991 under the name Infosafe Systems, Inc. and from 1991 to 1997 we conducted limited operations and developed certain products that we were unable to exploit commercially and consequently discontinued. In 1997, we shifted our business emphasis to focus exclusively on the development and marketing of our ICC.NET service, formerly known as our CommerceSense(R) service, and changed our name to Internet Commerce Corporation in September 1998 to reflect this shift. In the fourth quarter of fiscal year 1999, we became an operating company and were no longer considered a development stage company. We launched the current version of our ICC.NET service commercially in April 1999. As a result, we have only a limited operating history and there is little historical information on which to evaluate our business and prospects. In addition, we are subject to various risk factors which are described starting on page 14 of this annual report.

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

We are currently focusing on our ICC.NET service and as a result, our revenue for the foreseeable future is almost entirely dependent on the success of this service, including, but not limited to, the number of customers who subscribe to the service and the volume (in kilocharacters) of the data, documents or other information they send or retrieve utilizing our service and revenue derived from our acquisition of IDC described below. We expect our expenses to increase, especially in the areas of sales and marketing. We will need to generate significant revenue to achieve and maintain profitability. If we do not increase our revenue significantly, we will continue to be unprofitable.

ICC was incorporated under the laws of the State of Delaware on November 18, 1991. Our executive offices are located at 805 Third Avenue 9th floor, New York, New York 10022 and our telephone number is (212) 271-7640. (See "Description of Properties.")

Recent Developments

On August 2, 2000, ICC entered into an Agreement and Plan of Merger with Intercoastal Data Corporation, a Georgia corporation, referred to as IDC, and the IDC shareholders, pursuant to which IDC merged with and into ICC, referred to as the IDC Merger, on August 3, 2000 and is being operated as a division of ICC.

IDC is engaged in the development, sale, marketing or other exploitation of business-to-business electronic data interchange standards-based applications for standard-based EDI exchange over value-added networks, private networks intranets, extranets or the Internet. For the twelve months ended January 31, 2000, IDC had total revenues of approximately $1.5 million and net income of approximately $0.1 million. IDC also owns a portfolio of cash and marketable securities that had a value of approximately $1.3 million at the effective time of the IDC Merger. IDC was founded in 1972 and is headquartered in Carrollton, Georgia. Historical financial statements of IDC as of and for the years ended January 31, 2000 and January 31, 1999 and pro forma financial statements for ICC and IDC are contained in our current report on form 8-K filed with the SEC on August 11, 2000, which is incorporated by reference in this annual report. Historical financial statements of IDC as of and for the three and six month periods ended July 31, 2000 and July 31, 1999 are contained in our current report on form 8-K filed with the SEC on September 11, 2000, which is incorporated by reference in this annual report.

On June 14, 2000, ICC entered into a Merger Agreement among ICC, ICC Acquisition Corporation, Inc., a North Carolina corporation and wholly-owned subsidiary of ICC, referred to as Buyer, Research Triangle Commerce, Inc., a North Carolina corporation, referred to as RTCI, and certain shareholders of RTCI identified therein. The Merger Agreement provides for the merger of Buyer with and into RTCI, with RTCI continuing as the surviving corporation and as a wholly-owned subsidiary of ICC, referred to as the RTCI Merger. RTCI is an e-frastructure solutions company serving the B2B e-commerce market. RTCI helps its clients conduct business electronically through a continuum of services including eConsulting, data transformation mapping (EDI, EAI, XML) and internetworking. RTCI has developed a business model that offers remote service delivery, fixed and value-based pricing and reusable solutions. The completion of the RTCI Merger is subject to stockholder approval and other customary closing conditions. We have called a special meeting of out stockholders to approve the RTCI Merger for November 6, 2000. If the RTCI Merger is completed, the RTCI shareholder will receive up to $4 million of cash and, depending on the price of our class A common stock for the ten days ending three days prior to the effective time of the RTCI Merger, a maximum of 3,315,890 shares of our class A common stock and a minimum of 1,800,000 shares of our class A common stock. Historical financial statements of RTCI as of and for the years ended December 31, 1998 and 1999 and as of and for the six months ended June 30, 1999 and 2000 are contained in our current report on form 8-K filed with the SEC on September 7, 2000, which is incorporated by reference in this annual report. Pro forma financial statements for ICC and RTCI are contained in our current report on form 8-K filed with the SEC on August 11, 2000, which is incorporated by reference in this annual report.

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

The speed and efficiency of the supply chain are hindered by incompatibilities in technologies and methodologies used to communicate business information among trading communities, which slow down the flow of information and create bottlenecks. These incompatibilities stem from the diversity of trading partners, which may range from members of the Fortune 1000 to sole proprietors providing niche products. Trading partners may therefore have different communications capabilities and requirements. Some trading partners may rely on paper or fax to communicate, others exchange data in proprietary file formats through direct dial-up connections or over the Internet, while the largest trading partners use electronic methods such as EDI over VANs.

The ICC.NET Solution

ICC.NET is currently in use by our customers for the secure exchange of business-to-business electronic forms and data files. We believe that our ICC.NET service provides a solution to the communication difficulties caused by the differences in data formats, networks and communications methods used by the members of trading communities, and thus bridges the incompatibility gap and enables seamless electronic business communication. Our ICC.NET service can translate incompatible files into a format any user is capable of receiving and uses the Internet to transmit the data file by EDI, fax or other format. We believe that users of our ICC.NET service can thus improve their productivity and reduce their costs by enabling electronic business-to-business transactions between parties with different systems.

We believe that our ICC.NET service improves the basic infrastructure of business-to-business electronic communications by providing intelligent messaging and routing using the Internet, which, we believe, improves the security, reliability, ease of use and acceptability of using the Internet for business-to-business electronic commerce. ICC.NET performs these functions without requiring that the user purchase any software and at prices that are, we believe, significantly below the prices currently charged by traditional VANs.

We designed our ICC.NET service to avoid what we believe are inefficiencies in traditional VAN services, software products and phone and manual fax processes, which we believe are more expensive, slower and more difficult to use than our ICC.NET service. ICC.NET incorporates proprietary technology and is immediately accessible using a standard Internet connection and a web browser.

Our ICC.NET service uses the Internet to deliver a higher level of service and more features than traditional VANs:

      o Documents are delivered up to 100 times faster, depending upon the speed of the customer's Internet connections;

      o Our customers may more effectively track, monitor and process business documents and other data files using our real-time document management browser screen displays;

      o Our ICC.NET service allows us to consistently provide confirmed delivery of documents and other data files;

      o Documents can be delivered either in real-time or retrieved when convenient for the customer. Real-time delivery reduces the potential for document corruption, bottlenecks and other problems associated with batch delivery modes, which are traditionally store-and-forward and in some cases can take several hours to be delivered;

      o Our ICC.NET service can handle transmissions of data other than standard business documents, such as images, engineering drawings, architectural blueprints, audio and some types of video; and

      o Our customers enjoy flexibility in creating different document types and formats for various business applications. For example, our customers can add their business logo to their documents and can use their own format for each document type.

In addition, we believe our ICC.NET service offers advantages over e-mail and other Internet-based electronic commerce systems, such as a full range of VAN services, translation of a wide variety of data into customer-specified formats, management of business documents or data files of virtually any size and of a wide variety, including purchase orders, invoices, statements, inventory tracking and shipping documents, images, engineering drawings, architectural blueprints, audio and some types of video. ICC.NET also provides a complete audit trail of content delivery and customer selection from a variety of security methods.

We believe that ICC.NET is one of the only Internet-based data transmission services that is approved to interconnect with twenty traditional VANs that currently provide EDI services for 90% of companies capable of using EDI. As a result, we can handle EDI traffic between our customers and any of their trading partners that choose to continue to use a traditional VAN and between a customer that uses a traditional VAN and its trading partners that do not. This provides our customers with the possibility of maximum penetration into their trading partner community.

We developed and added new features to our ICC.NET service in 2000 including enhancements to reports and facsimile services, advanced on-network document sorting and searching capabilities and an improved Help subsystem. We also added powerful new Extended Markup Language, referred to as XML, based capabilities to our Internet electronic commerce solutions. This unique new feature utilizes XML to automatically pre-populate response documents.

EDI for web-based retailers. We provide an electronic document and data file delivery link between web-based retailers and their vendors. We believe that many larger vendors require that product orders and other documents be transmitted using EDI. Web retailers can use our ICC.NET service to comply with this requirement and thus can reduce their costs and improve their ability to locate, order, track and deliver products. Our ICC.NET service can process purchase orders, invoices, order status reports and other files transmitted between web-based shopping portals of electronic retailers and their vendors, distributors and manufacturers and can also manage critical logistics delivery files. Due to the special requirements and rapid growth of these new web-based retail companies, we have a dedicated web retailer sales and support team that offers the retail companies the option to outsource to us all of their electronic document and data file delivery requirements.

Large-scale electronic document management and delivery. Our ICC.NET service can transmit large-scale non-EDI electronic documents and other large files, which may include catalogs, engineering drawings, graphics and some types of video. ICC.NET allows customers to manage and distribute these large files in real-time and provides archiving, security, authentication and audit services. ICC.NET will support both a publish/subscribe configuration, in which a customer can publish any number of files for subscribers authorized by the customer to view and/or download, and a point-to-point-delivery configuration that operates like our ICC.NET VAN service.

EDI to fax service. Traditional EDI users convert electronic documents into a faxable format and fax the documents manually to their trading partners that cannot receive documents transmitted electronically in EDI. Our ICC.NET fax service allows our customers to send a document electronically, which we will then electronically convert and fax to any of our customer's trading partners that cannot receive electronically transmitted documents and specify that they want to receive the document by fax.

Business Strategy

We believe that our ICC.NET service provides a platform with many applications that will allow our customers to fulfill a substantial portion of their electronic document and data delivery requirements with significantly less administrative effort and cost. We believe that ICC.NET will allow our customers to send us the majority of their important documents and data files which we will then be able to transmit to each of the intended recipients in any form requested by the recipient. Our customers will thus be able to integrate a substantial portion of their document and data file delivery methods into a single, seamless process.

A large company that uses EDI to communicate with its vendors is referred to as a hub; its trading partners, vendors or customers, are referred to as spokes. We intend to continue to market ICC.NET as a one-stop electronic document and data delivery service to the 2,500 largest hub companies in the United States. Due to the cost to the spoke companies of implementing EDI and using VANs and other electronic document delivery methods, large hub companies are currently connected electronically to only a small percentage of their potential spoke companies.

Our current customers conduct their business internationally, and we are servicing these customers and pursuing new international customers in Europe and other places outside the United States. See "International" on page 6 of this annual report.

We believe that a significant number of these hub companies intend to expand the use of electronic commerce to more of their spoke companies. Small spoke companies using our ICC.NET service require only an Internet connection and a web browser to receive and transmit documents electronically and, we believe, will also be able to receive electronic documents using our ICC.NET fax service. As a result, large hub companies may now be able to request or encourage electronic commerce with their small spoke companies. In turn, many of these spoke companies may become the hub companies for their suppliers, which should further broaden the reach of our ICC.NET service.

We intend to encourage the use of our ICC.NET service through exceptional customer service. We currently offer technical support to our customers twenty-four hours a day, seven days a week. Due to the multiple redundancies of all of our systems and the stability of the Securities Industry Automation Corporation, or SIAC, which is the location of our data center, our ICC.NET service has been fully operational more than 99% of the time. SIAC runs all computing operations for the New York Stock Exchange and the American Stock Exchange.

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

International

ICC has announced a five-year agreement with ThyssenKrupp Information Services Group, or ThyssenKrupp, which provides ThyssenKrupp with Principal Partner status in the form of European hosting rights for ICC services. The agreement includes an $8,000,000 minimum revenue guarantee to ICC over the first 24 months of the agreement.

ThyssenKrupp will package and integrate ICC services into ThyssenKrupp's product and service offerings and will establish its own co-branding of the services. In addition, ICC and ThyssenKrupp intend to establish an ICC.NET data platform for operation by ThyssenKrupp in Europe which will be connected with ICC's network. ThyssenKrupp will initially focus its sales and marketing efforts on the major continental European markets and will provide international language support, initially German with French and other primary European languages to follow.

In addition, ICC is expanding internationally through its strategic global alliance with Cable & Wireless. See "Marketing and Sales-Direct Marketing through Sales Force" in this annual report.

Competition

Our principal competitors include: Peregrine Systems, Inc., GE Global eXchange Services, a subsidiary of GE Information Services, Inc., International Business Machines Corporation Global Services, Sterling Commerce, Inc., a subsidiary of SBC Communications Inc., AT&T Corp. and WorldCom, Inc. Each of these competitors has an established VAN that has provided EDI for at least several years and has long-established relationships with the users of EDI, including many of our prospective customers.

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

Our market is characterized by rapidly-changing technology, customer demands and intense competition. If we cannot keep pace with these changes, our ICC.NET service could become uncompetitive and our business will suffer. The Internet's recent growth and the intense competition in our industry require us to continue to develop strategic business and Internet solutions that enhance and improve the customer service features, functions and responsiveness of our ICC.NET VAN and other proposed services and that keep pace with continuing changes in information technology and customer requirements. If we are not successful in developing and marketing enhancements to our ICC.NET VAN service or other proposed services that respond to technological change or customer demands, our business will suffer.

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

If we are successful in utilizing our ICC.NET platform to provide new services, we may enter into different markets and may face the same or additional competitors, most of which will have substantially greater financial and other resources than we do.

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

On January 7, 1997, ICC was granted patent No. 5,592,549 entitled, Method and Apparatus for Retrieving Selected Information from a Secure Information Source. There are three essential components to this "Branding Patent:" 1) decryption of an electronic item or product, such as a document or software, 2) the attachment of an identifying serial number and 3) the logging of the item number and serial number. By attaching a "brand" at the time the document is decrypted from a secure data source, an "audit trail" of the decrypted information can be maintained.

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

Uncertain Patent Protection

Although ICC has obtained patent rights described above, we believe that the protection of our rights in our ICC.NET service will depend primarily on our proprietary software and messaging techniques which constitute "trade secrets." ICC has made no determination as to the patentability of these trade secrets. ICC will continue to evaluate, on a case-by-case basis, whether applying for additional patents in the future is in our best interests. There can be no assurance that our technology will remain a secret or that others will not develop similar technology and use such technology to compete with us.

In addition, there can be no assurance that any issued patents owned by ICC or our trade secrets will afford us adequate protection or not be challenged, invalidated, infringed or circumvented, or that patent applications relating to our products or technologies that we may file or license in the future, including any patent as to which a notice of allowance was issued, will result in patents being issued, or that any rights granted thereunder will provide competitive advantages to ICC. Although we believe that our technology does not infringe upon the proprietary hardware or software of others, it is possible that others may have or be granted patents claiming products or processes that are necessary for or useful to the development of our ICC.NET service and that legal actions could be brought against us claiming infringement. In the event that we are unsuccessful against such a claim, we may be required to obtain licenses to such patents or to other patents or proprietary technology in order to develop, manufacture or market our products and services. There can be no assurance that we will be able to obtain such licenses on commercially reasonable terms, if at all. If we are required to and do not obtain such licenses, we will encounter delays in the development and manufacturing of our products and technologies while we attempt to design around such patents or other rights and there can be no assurance that such attempts would be successful.

Failure to obtain such licenses or to design around such patents or other rights would have a material adverse effect on our business.

Trademarks

ICC's trademarks ICC.NET, INFOSAFE, PROTECTED BY INFOSAFE, COMMERCESENSE, COPYSAFE and DESIGN PALETTE have been registered with the United States Patent and Trademark Office. The applications to register AUDINET, B2B4B2C and B to B for B to C have now been allowed as trademarks and await registration. We intend to apply for additional name and logo marks in the United States and in foreign jurisdictions. No assurance can be given that registrations will be issued on the non-allowed applications or that interested third parties will not petition the United States Patent and Trademark Office to cancel our registration.

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

Marketing and Sales

We employ a variety of marketing initiatives, including significantly increased print advertising and trade show representation to enhance awareness of our ICC.NET and other services in the electronic commerce community and to increase our sales domestically and internationally.

Direct Marketing through Sales Force. Direct sales to large corporate users of existing VAN services have been successful for ICC to date and continue to form the core of our sales strategy. ICC has begun a program to leverage and augment the sales force of ICC by developing reseller and agent programs with major organizations. The most significant of these are our Cable & Wireless and ThyssenKrupp relationships. Cable & Wireless began selling our services in May 2000 throughout the United States and will extend the programs to Europe and the United Kingdom. Cable & Wireless employs more than 1,000 sales representatives in the United States and a like number overseas. See "International" on page 6 of this annual report for information about ICC's relationship with ThyssenKrupp. ICC's telesales and sales force currently consists of twelve people and is growing. Our sales force organization consists of field sales representatives who provide direct assistance with sales calls at customer sites and must meet target quotas and telesales representatives who use industry and internal databases to create leads for our ICC.NET service and qualify leads generated from tradeshows and advertising. These representatives are supported by technical personnel based in the field. All field sales personnel report to the Executive Vice President of Sales and all telesales representatives report to the Vice President of Marketing.

Indirect Marketing through Hub Companies. We believe that smaller spoke companies comprise a significant potential market that may be reached without any direct marketing on our part, because the low cost of our ICC.NET service should allow these smaller spoke companies to consider using our service if requested to do so by their hub companies.

Seminars and Tradeshows. We conduct seminar marketing, consisting of a traveling road show providing targeted group demonstration and selling activities to pre-qualified audiences invited to events in their own localities by direct mail and advertising supported by telemarketing confirmation. From June to August of 2000, ICC sponsored a national seminar program with Research Triangle Commerce, Inc. in 14 cities throughout the United States to gain broader exposure to potential customers. ICC has significantly expanded its participation in industry tradeshows and has hired personnel to focus solely on this area. We plan to staff national shows with sales, support and executive personnel from our headquarters.

Web-based and Print Advertising. We intend to use both web-based and traditional print advertising. Our new redesigned web site embodies a variety of promotional features. In addition, ICC has selectively begun a print advertising campaign to generate sales leads and increase brand recognition.

Strategic Relationships. We are currently discussing relationships with general consulting firms and others in which the firms will recommend our products and services as part of their project or product recommendations. In addition, we are currently offering to create custom-designed interfaces to the purchasing software packages, which commonly have an EDI component, of the twenty largest companies that produce purchasing software. We believe that an interface with our Internet-based electronic commerce system will appeal to the software companies' desire to highlight the cutting-edge character of their software. The software companies will not incur any costs by adding our interface, since we are developing the interfaces to increase the number of users of our ICC.NET service rather than to produce revenues by selling the interfaces.

Technical Support

We provide technical support twenty-four hours a day, seven days a week for all users. For new users of our ICC.NET service, we provide education about the application and correctly configure the users' computer systems. We also provide ongoing assistance for previously-installed users. Due to the multiple redundancies of all of our systems and the stability of SIAC, our ICC.NET service has been fully operational nearly 100% of the time.

Customers

We currently provide our ICC.NET service to more than 350 customers in various industries including pharmaceutical, publishing, office supplies, e-tailing, manufacturing and retail. Customers in these industries include American Power Conversion Corporation, TravelCenters of America, Inc., OfficeMax, Inc., The CIT Group, Inc., Hastings Entertainment, Inc., Barnes & Noble, Inc., edu.com, Inc., Revlon, Inc., Xerox Corporation, The McGraw-Hill Companies, Inc., Random House Inc., Linens n' Things, Inc. and Sector Communications, Inc., a SIAC company. We believe that no single customer accounted for a material portion of our revenues during the year ended July 31, 2000.

Research and Development

Research and development costs related to the maintenance and improvement of our ICC.NET service increased to $702,000 in 2000 from $517,000 in 1999 primarily due to increased salaries and related costs and consulting fees.

Employees

At July 31, 2000, ICC had 76 full-time employees, of whom 40 performed administrative, management and executive functions, 24 performed sales and marketing functions and 12 were responsible for our technology and its development.

Item 2.  Description of Properties

Our executive offices are located at 805 Third Avenue, New York, New York 10022 under a lease that expires on December 31, 2004. The lease covers approximately 12,300 square feet and provides for annual rent of approximately $500,000.

We leased a second facility in August 1999, which is located in East Setauket, New York, under a lease that expires on June 30, 2004. The lease covers approximately 8,900 square feet and provides for an annual rent of approximately $180,000 that increases 3.5% per annum. We currently locate our development and network administration groups and our technical support call center at this facility.

In August 2000, we entered into a lease for a third facility, which is located in Carrollton, Georgia, under a lease that expires on July 31, 2005. The lease covers approximately 8,000 square feet and provides for annual rent of approximately $80,000. The facility is used by our IDC division.

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

Item 3.  Legal Proceedings

None.

Item 4.  Submission of Matters to a Vote of Security Holders

ICC held an Annual Meeting of Stockholders, referred to as the Annual Meeting, on June 19, 2000 in New York City. ICC delivered to its stockholders a proxy statement, dated May 22, 2000, detailing the Board of Directors' proposals. The stockholders approved, in each case by the required number of affirmative votes, three proposals. The proposals were:

      (1) to ratify ICC's selection of Deloitte & Touche LLP as independent auditors of ICC for the fiscal year ending July 31, 2000 (passed with 5,714,386 votes for, 190,093 votes against, 10,685 abstaining and 218,515 broker non-votes);

      (2) to approve ICC's Amended and Restated Stock Option Plan, as described in the proxy statement for the Annual Meeting (passed with 3,174,464 votes for, 582,177 votes against, 8,380 abstaining and 2,368,658 broker non-votes); and

      (3) to elect two directors for a term expiring at the next annual meeting of stockholders, to elect three directors for a term expiring at the second annual meeting of stockholders following the Annual Meeting and to elect three directors for a term expiring at the third annual meeting of stockholders following the Annual Meeting (passed with at least 5,662,259 votes in favor of each director).

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

(a)   Market Information

Since September 20, 2000, ICC's class A common stock has been traded on the Nasdaq National Market under the symbol ICCA. ICC's class A common stock was previously traded on The Nasdaq SmallCap Market under the symbol ICCSA. ICC's Units, class A warrants and class B warrants are traded in the over-the-counter market on the OTC Bulletin Board under the symbols ICCSU, ICCSW and ICCSZ respectively. Our class A common stock, Units, class A warrants and class B warrants were delisted from The Nasdaq SmallCap Market on February 22, 1999 because we did not satisfy the listing criteria. Our class A common stock was subsequently relisted on The Nasdaq SmallCap Market on March 17, 1999. The following table sets forth the high and low closing prices of ICC's securities for the periods indicated. These quotations represent prices between dealers in securities, do not include retail mark-ups, mark-downs or commissions and do not necessarily represent actual transactions.

Fiscal Years Ended July 31:

                               1999                            2000
                               ----                            ----
                        High          Low               High           Low
                        ----          ---               ----           ---
Class A Common Stock
1st Quarter            $ 2.125        $.625            $16.250       $ 9.938
2nd Quarter             12.000        1.625             48.500        14.125
3rd Quarter             18.000        4.000             96.000        12.125
4th Quarter             17.875        7.375             24.000         8.250

Units
1st Quarter              2.750         .125             14.000        10.500
2nd Quarter             12.500        2.000             10.500        10.500
3rd Quarter             10.500        7.000             10.500        10.500
4th Quarter             20.000        8.000             23.000        10.500

Class A Warrants
1st Quarter               .344         .063              2.500          .250
2nd Quarter               .063         .063             39.000         2.000
3rd Quarter               .063         .063            152.000        10.500
4th Quarter              2.312         .063             19.000         5.000

Class B Warrants
1st Quarter               .063         .016               .688          .063
2nd Quarter               .063         .063             12.500          .375
3rd Quarter               .063         .063             80.000         5.000
4th Quarter              1.000         .031              8.500         2.000

(b)   Holders

As of July 31, 2000, there were approximately 155 record holders of our class A common stock, 3 record holders of our class B common stock, approximately 51 record holders of our class A warrants and approximately 53 record holders of our class B warrants.

(c)   Dividends

ICC has not paid any cash dividends on its common stock and does not intend to declare or pay cash dividends on the common stock in the foreseeable future. The holders of the outstanding shares of series A preferred stock are entitled to a 4% annual non-cumulative dividend payable in cash or in shares of class A common stock, at the option of ICC. These dividends are payable on each July 1, commencing on July 1, 1999. ICC elected to issue 14,641 shares of class A common stock and pay $312 in cash in payment of the dividend due on July 1, 1999 and a total of $181,772 in cash in payment of the dividend due on July 1, 2000 The holders of the outstanding shares of series C preferred stock are entitled to a 4% annual dividend payable in cash or in shares of class A common stock, at the option of ICC. These dividends are payable on each January 1, commencing on January 1, 2001.

Recent sales of unregistered securities

In connection with the IDC Merger, we issued a total of 190,861 shares of ICC class A common stock to the six former shareholders of IDC. On September 15, 2000, ICC filed with the Securities and Exchange Commission a registration statement on form S-3 registering the resale of these shares. If the average market value of the shares for the ten days ending four days prior to the effective date of the registration statement is less than the average value of the shares for the ten days ending four days prior to the effective time of the IDC Merger ($17.34 per share), ICC will issue up to an additional 47,715 shares to the IDC Sellers to restore this decline in value.

In connection with the arrangements with Cable & Wireless, ICC sold to Cable & Wireless for $10 million 10,000 shares of series C preferred stock and 400,000 warrants to purchase class A common stock of ICC. See "Marketing and Sales-Direct Marketing through Sales Force" in this annual report.

In November 1999, we sold a total of 434,184 shares of our class A common stock to nine accredited investors for $9.5 million.

All of the securities described in this section were issued by ICC in transactions not involving a public offering, to investors that made representations that the securities were purchased with investment intent and not with an intent to distribute the securities. The issuance of the securities was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

This annual report on form 10-KSB contains a number of "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Specifically, all statements other than statements of historical facts included in this Report regarding our financial position, business strategy and plans and objectives of management for future operations are forward-looking statements. These forward-looking statements are based on the beliefs of management, as well as assumptions made by and information currently available to management. When used in this Report, the words "anticipate," "believe," "estimate," "expect," "may," "will," "continue" and "intend," and words or phrases of similar import, as they relate to our financial position, business strategy and plans, or objectives of management, are intended to identify forward-looking statements. These "cautionary statements" reflect our current view with respect to future events and are subject to risks, uncertainties and assumptions related to various factors including, without limitation, those described below the heading "Overview", those described starting on page 14 of this annual report and in our registration statements and periodic reports filed with the Securities and Exchange Commission under the Securities Act and the Exchange Act.

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

Overview

We were founded in November 1991 under the name Infosafe Systems, Inc. and from 1991 to 1997 we conducted limited operations and developed certain products that we were unable to exploit commercially and consequently discontinued. In 1997, we shifted our business emphasis to focus exclusively on the development and marketing of our ICC.NET service and changed our name to Internet Commerce Corporation in September 1998 to reflect this shift. We ceased to be a development stage company and became an operating entity in the fourth quarter of our fiscal year ended July 31, 1999. As a result, we have only a limited operating history and there is little historical information on which to evaluate our business and prospects.

We developed our ICC.NET service as an alternative to the EDI services that are currently provided by traditional VANs that offer their services primarily using dedicated telecommunications links. Our ICC.NET service translates and transmits electronic documents, such as purchase orders, requests for proposals and receipts, as well as images and other data over the Internet.

We are currently focusing on our ICC.NET service. As a result, our revenue for the foreseeable future is almost entirely dependent on the success of this service, including, but not limited to, the number of customers who subscribe to the service and the volume (in kilocharacters) of the data, documents or other information they send or retrieve utilizing our service and revenue derived from our acquisition of IDC. We expect our expenses to increase, especially in the areas of sales and marketing. We will need to generate significant revenue to achieve and maintain profitability. If we do not increase our revenue significantly, we will continue to be unprofitable.

We expect to base our expenditures on our plans and estimates of future revenue. We may be unable to adjust spending in a timely manner if we experience an unexpected shortfall in our revenue. As a result, we may not achieve profitability.

Fiscal Year Ended July 31, 2000 Compared with Fiscal Year Ended July 31, 1999

Our revenues were $1,303,000 and $105,000 during the fiscal years ended July 31, 2000 ("2000") and July 31, 1999 ("1999"), respectively. Revenues were generated from the sale of services related to our ICC.NET service and consisted primarily of transaction fees, mailbox fees and consulting services.

Cost of services increased to $2,515,000 in 2000 from $452,000 in 1999. The increase is primarily due to direct cost components. In 2000, expenses primarily relating to customer and technical support provided by our product development and enhancement employees increased $896,000 and were allocated to cost of services. Service costs related to an agreement with Sector, Inc. ("Sector") increased $120,000 in 2000. Sector is a wholly-owned subsidiary of SIAC (Securities Industry Automation Corporation) which is a joint subsidiary of the New York and American Stock Exchanges. Sector provides us with a computer room facility in the SIAC Data Center. This facility is used by us to house our servers and communications infrastructure. Salaries and related employee benefits increased $615,000 in 2000. In addition, amortization of capitalized software increased $238,000, data lines and support increased $72,000 and costs of consultants increased $65,000 in 2000. The remaining increase of $57,000 was primarily attributable to allocated overhead costs. Personnel related to cost of services increased to 21 at the end of 2000 from 6 at the end of 1999.

Product development and enhancement costs related to the maintenance and improvement of our ICC.NET service increased to $702,000 in 2000 from $517,000 in 1999 primarily due to increased salaries and related costs and consulting fees. Personnel related to product development and enhancements increased to 12 at the end of 2000 from 7 at the end of 1999.

Selling and marketing expenses increased to $3,273,000 in 2000 from $420,000 in 1999. The increase reflects spending related to our expanded selling and marketing efforts. Salaries and related employee benefits increased $1,462,000 in 2000. Expenses relating to selling and marketing efforts of our development and enhancement employees increased $550,000 and were allocated to selling and marketing expenses. Expenses related to travel, advertising and for consultants increased $267,000, $195,000 and $197,000 respectively. The remaining increase of $182,000 was primarily attributable to allocated overhead costs. Personnel related to selling and marketing increased to 24 at the end of 2000 from 15 at the end of 1999.

General and administrative costs increased to $4,814,000 in 2000 from $3,549,000 in 1999. The increase is attributable to an increase in recruitment fees, salaries and related employee benefits of $729,000 and an increase in professional fees of $468,000. The remaining increase of $68,000 was primarily attributable to allocated overhead costs. Personnel related to general and administrative functions increased to 18 at the end of 2000 from 16 at the end of 1999. The remainder of the increase was primarily due to the expansion of our operations.

Non-cash charges in connection with compensation and services increased to $5,160,000 in 2000 from $3,267,000 in 1999. These non-cash charges were calculated using the Black-Scholes Option Pricing Model. The non-cash charges for 2000 consisted of the following charges related to the employee stock options granted to certain officers of ICC, which vested upon our class A common stock reaching a certain market price. Employee stock options that vest in this manner require a charge to earnings for the difference between the fair value of the stock and the exercise price multiplied by the number of options vested on the date that the vesting condition is met. 260,000 of these options became exercisable in 20% increments when the class A common stock attained or exceeded each of the following per share bid prices for twenty consecutive trading days:
$7.50, $10.00, $12.50, $15.00 and $17.50. ICC recorded a total of $3,311,000 in non-cash charges in connection with these options in 2000 and will not be required to take any additional charges in connection with these options in the future. In March 2000, ICC issued 100,000 options in connection with a consulting agreement with a former executive officer and board member. The options were valued at $6,318,850 and are being amortized as consulting expense over the term of the consulting agreement. Non-cash charges for these options amounted to $1,186,000 during the year ended July 31, 2000. In June 2000, ICC recorded $663,000 in non-cash charges for 10,000 shares of class A common stock valued at $176,000 and 50,000 stock options valued at $487,000 in connection with the settlement of a dispute and the retention of a consultant in connection with the settlement.

The non-cash charges in 1999 relate to stock and warrants issued throughout the year for services received since we had insufficient funds to pay for these services in cash. The non-cash charges consisted of (a) $862,000 for consulting expense, which is comprised of the issuance of (i) 45 shares of series A preferred stock valued at $45,000 and 500,000 warrants valued at $591,000, (ii) 18,000 warrants to a consultant valued at $138,000 and (iii) 63,000 warrants issued to another consultant valued at $88,000; (b) 20,000 shares of class A common stock issued in connection with the termination of consulting arrangements valued at $260,000; (c) $148,000 for stock issued to officers for compensation; (d) $1,374,000 for options to certain officers and management of ICC which vested upon our class A common stock reaching a certain market price; and (e) $623,000 for the vesting of certain options due to a change of control feature attached to such options.

We earned income from investments of $737,000 in 2000 and $88,000 in 1999. The increase in 2000 is due to higher average cash and marketable securities balances in 2000 compared to 1999.

Interest expense decreased to $62,000 in 2000 from $1,578,000 in 1999. The decrease was largely attributable to the conversion of our bridge notes into series A preferred stock in April 1999. In 1999, debt discount and interest on the bridge notes amounted to $1,348,000, of which $111,000 was interest expense, and the amortization of debt issue costs amounted to $188,000. As a result of the conversion of our bridge notes, there was no debt discount or interest on the bridge notes and no amortization of debt issue cost in 2000. Interest expense due to capital leases was $62,000 and $42,000 in 2000 and 1999, respectively.

The net loss in 2000 was $14,486,000 compared to $9,621,000 in 1999. The net loss includes non-cash charges for compensation in connection with stock-based compensation, services and settlements of disputes, debt discount and debt issue costs, in the amounts of $5,160,000 and $3,267,000 in 2000 and 1999, respectively.

Liquidity and Capital Resources

At July 31, 2000 we had working capital of $17,831,000, of which $5,000,000 consisted of a note receivable from RTCI. The note receivable and unpaid accrued interest on the note were converted into common stock of RTCI on August 15, 2000.

We have financed our operations through private placements during fiscal 1994, our initial public offering during fiscal 1995 (the "IPO"), a private placement in March 1997, a private placement of bridge note units during fiscal 1998 and 1999, a private placement of series A preferred stock in April 1999 and private placements of our class A common stock, series C preferred stock and warrants in November 1999. We anticipate losses through fiscal 2001, as we continue to expand commercial markets for our ICC.NET service.

As a result of operating losses, cash used in operating activities amounted to $8,861,000 in 2000 and $4,201,000 in 1999. Cash flows used in investing activities amounted to $1,463,000 in 2000 and $4,639,000 in 1999. Cash provided by financing activities amounted to $24,213,000 in 2000 and $8,776,000 in 1999.

Our principal sources of liquidity at July 31, 2000 consisted of cash and cash equivalents of $14,003,000.

We have a net operating loss carryforward of approximately $50 million to offset future taxable income for federal tax purposes. The utilization of the loss carryforward to reduce any such future income taxes will depend on our ability to generate sufficient taxable income prior to the expiration of the net operating loss carryforwards. The carryforward expires from 2007 to 2020. The Internal Revenue Code and Income Tax Regulations contain provisions which limit the use of available net operating loss carryforwards in any given year should significant changes (greater than 50%) in ownership interests occur. Due to the initial public offering, the net operating loss carryover of approximately $1.9 million incurred prior to the initial public offering will be subject to an annual limitation of approximately $400,000 until that portion of the net operating loss is utilized or expires. Also, due to the private placement of series A preferred stock in 1999, the net operating loss carryover of approximately $18 million incurred prior to the private placement will be subject to an annual limitation of approximately $1 million until that portion of the net operating loss is utilized or expires.

Certain Risk Factors

Each of the following risk factors should be carefully considered in addition to the other information contained in this annual report on form 10-KSB. Any of the following risks could materially and adversely affect our business, operating results, financial condition and the market price of our class A common stock.

We may not achieve profitability. The profit potential of our business model is unproven. Our revenue is dependent on the number of customers who subscribe to our ICC.NET VAN service and the volume of the data, documents or other information they send or retrieve utilizing this service. The success of our ICC.NET VAN service and our other proposed services depends to a large extent on the future of business-to-business electronic commerce using the Internet, which is uncertain. In addition, we expect our expenses to increase, especially in the areas of sales and marketing. As a result, we expect to incur additional losses in the future. If we experience a shortfall in our estimated revenue, we may be unable to adjust spending in a timely manner and may not achieve profitability.

If we are unable to manage our growth, our financial results will suffer. Our ability to implement our business plan successfully in a new and rapidly-evolving market requires effective planning and growth management. If we cannot manage our anticipated growth effectively, our business and financial results will suffer. We plan to expand our existing operations substantially, particularly those relating to sales and marketing, customer installation and technical support. We expect that we will need to continue to manage and to expand multiple relationships with customers, Internet service providers and other third parties. We also expect that we will need to continue to improve our financial systems, procedures and controls and will need to expand, train and manage our workforce, particularly our information technology staff. We also intend to expand our services, which may require additional resources and employees.

If we do not keep pace with rapid technological changes, customer demands and intense competition, we will not be successful. Our market is characterized by rapidly changing technology, customer demands and intense competition. If we cannot keep pace with these changes, our ICC.NET service could become uncompetitive and our business will suffer. The Internet's recent growth and the intense competition in our industry require us to continue to develop strategic business and Internet solutions that enhance and improve the customer service features, functions and responsiveness of our ICC.NET service and other proposed services and that keep pace with continuing changes in information technology and customer requirements. If we are not successful in developing and marketing enhancements to our ICC.NET service or other proposed services that respond to technological change or customer demands, our business will suffer.

If we are unable to obtain necessary future capital, our business will suffer. As of July 31, 2000, we had unrestricted cash in the amount of approximately $14.0 million. These resources will not be sufficient if we do not become profitable or if achieving profitability takes longer than we anticipate. If we are unable to obtain necessary additional financing, our business will suffer. In addition, we may need to raise additional funds if we attempt to expand more rapidly or if competitive pressures or technological changes are greater than anticipated. We cannot assure you that any additional financing will be available on reasonable terms or at all.

Raising additional funds in the future by issuing securities could adversely affect our stockholders and negatively impact our operating results. If we raise additional funds through the issuance of debt securities, the holders of the debt securities will have a claim to our assets that will have priority over any claim of our stockholders. The interest on these debt securities would increase our costs and negatively impact our operating results. If we raise additional funds through the issuance of class A common stock or securities convertible into or exchangeable for class A common stock, the percentage ownership of our then-existing stockholders will decrease and they may experience additional dilution. In addition, any convertible or exchangeable securities may have rights, preferences and privileges more favorable to the holders than those of the class A common stock.

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

Risks associated with integrating our acquisitions. We have acquired IDC and expect to acquire RTCI. We undertook these acquisitions to expand our service offerings, expand our revenues and increase our ability to take advantage of market opportunities. We may not achieve the anticipated benefits from these acquisitions unless we successfully combine these companies with our business in a timely and efficient manner.

Integrating these acquired companies may require us, among other things, to:

     o     consolidate certain operations, offices and facilities
     o combine administrative, accounting, sales and marketing and distribution functions
     o     expand accounting systems, controls and procedures and
     o     eliminate duplicate personnel.

We cannot assure you that we will be able to achieve integration without disrupting our business. The process of integrating these and future acquired companies into ICC may result in unforeseen difficulties. For example, integration may divert ICC's management's attention and financial resources away from the ongoing development and expansion of our existing operations. Our inability to achieve integration, either at all or in a timely and efficient manner, could materially and adversely affect our business, operating results and financial condition.

We believe that our future growth depends, in part, on our ability to continue to identify, acquire and integrate companies. Acquisitions can be risky and attractive companies are often sought by numerous industry competitors. Even if we identify an acquisition target, we cannot assure you that we will be able to negotiate a definitive agreement, complete the acquisition upon negotiation of a definitive agreement, realize the anticipated benefits of the acquisition upon its completion or retain, motivate and manage key employees of the acquired company. Moreover, we might incur additional debt and contingent liabilities in our potential future acquisitions, which could materially and adversely impact our financial condition and results of operations.

If we cannot successfully expand our business outside of the United States, our revenues and operating results will be adversely affected. Our current and future customers are conducting their businesses internationally. As a result, an important component of our business strategy is to expand our international marketing and sales efforts and if we do not successfully expand our business in this way, we may lose current and future customers. Although we have established alliances with Cable & Wireless and ThyssenKrupp to sell our service, these alliances have only recently begun and we cannot predict their success. In addition, our potential new service offerings may involve delivery of data and use of the Internet in other countries which currently have or may enact laws or regulations that restrict our ability to deliver data or use the Internet or that impose significant taxes for doing so. Loss of customers and restrictions on delivery of data and use of the Internet will adversely affect our business, operating results and financial condition.

Losing any of our key personnel could cause our revenue to decline. We are substantially dependent on the continued services and performance of our executive officers and other key employees. The loss of the services of any of our executive officers or other key employees could impede the operation and growth of our business and cause our revenues to decline. Although all of our executive officers and some key employees have entered into employment agreements, none of these agreements prevents any of them from leaving us.

We may suffer systems failures and business interruptions which would harm our business. Our success depends in part on the efficient and uninterrupted operation of our service that is required to accommodate a high volume of traffic. Almost all of our network operating systems are located at a single leased facility in New York, New York. Our systems are vulnerable to events such as damage from fire, power loss, telecommunications failures, break-ins and earthquakes. This could lead to interruptions or delays in our service, loss of data or the inability to accept, transmit and confirm customer documents and data. Our business may suffer if our service is interrupted. Although we have implemented network security measures, our servers may be vulnerable to computer viruses, electronic break-ins, attempts by third parties deliberately to exceed the capacity of our systems and similar disruptions.

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

Privacy concerns may prevent customers from using our services. Concerns about the security of online transactions and the privacy of users may inhibit the growth of the Internet as a means of delivering business documents and data. We may need to incur significant expenses and use significant resources to protect against the threat of security breaches or to alleviate problems caused by security breaches. We rely upon encryption and authentication technology to provide secure transmission of confidential information. If our security measures do not prevent security breaches, we could suffer operating losses, damage to our reputation, litigation and possible liability. Advances in computer capabilities, new discoveries in the field of cryptography or other developments that render current encryption technology outdated may result in a breach of our encryption and authentication technology and could enable an outside party to steal proprietary information or interrupt our operations.

Failure of our third-party providers to provide adequate Internet and telecommunications service could result in significant losses of revenue. Our operations depend upon third parties for Internet access and telecommunications service. Frequent or prolonged interruptions of these services could result in significant losses of revenues. Each of them has experienced outages in the past and could experience outages, delays and other difficulties due to system failures unrelated to our on-line architecture. These types of occurrences could also cause users to perceive our services as not functioning properly and therefore cause them to use other methods to deliver and receive information. We have limited control over these third parties and cannot assure you that we will be able to maintain satisfactory relationships with any of them on acceptable commercial terms or that the quality of services that they provide will remain at the levels needed to enable us to conduct our business effectively.

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

Costs of transmitting documents and data could increase, which would harm our business and operating results. The cost of transmitting documents and data over the Internet could increase. We may not be able to increase our prices to cover these rising costs. Several telecommunications companies have petitioned the Federal Communications Commission to regulate Internet and on-line service providers in a manner similar to long distance telephone carriers and to impose access fees on these providers. Also, foreign and state laws and regulations relating to the provision of services over the Internet are still developing. If individual states or foreign countries impose taxes or laws that negatively impact services provided over the Internet, our cost of providing our ICC.NET and other services may increase.

Item 7.  Financial Statements

The response to this item is submitted in a separate section of this annual report.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors and Executive Officers

The directors and executive officers of ICC, along with their respective ages and positions with ICC at July 31, 2000, are as follows:

Name                    Age      Position

Richard J. Berman       58       Chairman of the Board
Dr. Geoffrey Carroll    50       President and Chief Executive Officer,
                                    Director
G. Michael Cassidy      48       Executive Vice President Sales, Director
David Hubbard           44       Chief Technology Officer
Walter M. Psztur        41       Chief Financial Officer, Secretary
Charles C. Johnston     65       Director
Arthur R. Medici        51       Director

James Ortenzio          54       Director
Matthew Wolk            46       Director

Richard J. Berman joined ICC in September 1998 as Chairman and Chief Executive Officer and served as our Chief Executive Officer until June 1999. For more than 15 years prior to September 1998, Mr. Berman, through American Acquisition Company, acted as principal in venture capital and real estate, as an advisor in mergers and acquisitions, and as a source of funding for small growth companies. He was also the Chairman of Prestolite Battery Company, the largest battery producer in Canada, which merged with Exide Corporation in 1993.

Dr. Geoffrey S. Carroll has been President and Chief Executive Officer of ICC since June 1999. From January 1998 to October 1998, Dr. Carroll served as President and Chief Executive officer of LCC International, Inc., one of the world's largest suppliers of integrated infrastructure resources to the wireless telecommunications industry. From 1996 to 1997, Dr. Carroll served as Chief Executive Officer of Origin B.V., the information technology services subsidiary of Philips N.V., Europe's largest electronics manufacturer. Prior to 1996, Dr. Carroll spent six years with Electronic Data Systems (EDS) in the capacities of group executive for Europe, member of the EDS Europe board of directors and president of Northern Europe. Dr. Carroll has spent his entire career in the information technology field.

G. Michael Cassidy has been the Executive Vice President - Sales of ICC since July 1999 and is the developer of our business model and a co-founder of Internet Commerce Corporation, our former subsidiary which was incorporated in April 1997. In September 1998, Internet Commerce Corporation was merged into Infosafe Systems, Inc. and Infosafe Systems, Inc. changed its name to Internet Commerce Corporation. Mr. Cassidy is currently responsible for ICC's marketing and sales strategies and industry positioning. From August 1993 to October 1996, Mr. Cassidy was President and Chief Executive Officer of Greentree Software, a software development company specializing in supply chain management software solutions for Fortune 1000 companies. He began his sales career at International Business Machines Corporation and later managed strategic alliances for Coopers & Lybrand, certified public accountants.

David Hubbard has been the Chief Technology Officer of ICC since April 1997. He has more than 20 years of large systems design experience. Prior to joining ICC, Mr. Hubbard was the Chief Technology Officer of Track Data Corp., a real-time market data vendor. During his 14 years at Track Data he directed engineering for their real-time market ticker feeds and data analysis systems, handling most of the world's stock, options, and commodity exchanges, as well as most major national and international news services.

Walter M. Psztur served as Corporate Controller of ICC from September 1997 until September 1998 when he was named Vice President of Finance and Administration and assumed the duties of our principal financial officer. Mr. Psztur was named our Chief Financial Officer in July 1999. From 1993 until September 1997, Mr. Psztur was the Assistant Corporate Controller of Standard Motor Products, an automotive manufacturer and distributor with annual revenues of approximately $700 million. His responsibilities included corporate financial consolidation and reporting, financial operations and financial systems, acquisition analysis and corporate policies and procedures for accounting and financial controls.

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

Arthur R. Medici has been a director of ICC since November 1996. Since June 2000 he has been acting as an advisor to management of a variety of companies in the Internet and telecommunications businesses. From February 1999 until June 2000 he was the Senior Vice President of Marketing of Cable & Wireless USA, Inc., the United States subsidiary of a global telecommunications company. He was President of ICC from November 1996 to January 1999. From November 1996 to September 1998 he also served as the Chief Executive Officer of ICC. From August 1994 to November 1996, Mr. Medici was president of the North American division of Derwent Information, Ltd., a producer of international patent abstracts and information formatted for print, CD-ROM and digital online delivery. From November 1990 to August 1994, Mr. Medici was a senior vice president of Thomson

& Thomson. Both companies are subsidiaries of The Thomson Corporation's Intellectual Property Resources Group.

James A. Ortenzio has been a Director of ICC since January 1999. Mr. Ortenzio has been chairman of Jao Holdings since 1982. Jao Holdings is a private company with investments in the fashion, food and real estate industries. Since 1996, he has also served as chairman of the Hudson River Park Trust under Governor George Pataki. Mr. Ortenzio was appointed to the Board of the Economic Development Corporation of the City of New York by Mayor Rudolph Giuliani in 1994. Mr. Ortenzio has also served as Chairman of Transition for the New York State Attorney General Dennis Vacco, Chairman of Economic Development Transition for Governor George Pataki and is currently Senior Advisor to the U.S. Department of Defense. He is also a member of the Board of Trustees of Cornell University.

Matthew Wolk has been a director of ICC since April 1999. Mr. Wolk has been Vice President of Strategic Business Development - Global Operations of Cable & Wireless PLC since October 1999. From August 1998 to March 1999, Mr. Wolk served as Vice President of Wireless Data Products for Philips Consumer Communications LP ("PCC"), a division of Royal Dutch Philips NV that manufactures and markets consumer communications products sold worldwide. From September 1997 to March 1999, Mr. Wolk served as Vice President of Global Strategic Business Development of PCC and from September 1996 to August 1997 he served as Vice President of Marketing - Americas of PCC. Mr. Wolk was also a founder and President of 21st Century Marketing Corporation, which provides consulting services, from 1983 to 1996 and of National Accounts Management Company, which is a national sales organization, from 1983 to 1992. These companies assisted domestic and foreign brand-name consumer manufacturing clients to enter the Americas markets and to expand international business. Mr. Wolk has been a director of Telemac Corporation since 1997.

During 2000, resignations were submitted by former board members Peter Ruel and Michelle Golden, who also resigned as Executive Vice President - Business Development. Ms. Golden was retained as a consultant.

ICC has three classes of directors, subject to a maximum of ten directors. Each class of directors consists of a number of directors as nearly as possible equal to the number of directors in the other classes. The classes of directors serve staggered three-year terms. At each annual meeting of stockholders, the class of directors whose term expires at such annual meeting will be elected for a three-year term. Officers serve at the discretion of the Board of Directors, subject to rights, if any, under contracts of employment.

Other Significant Employees:

The following persons, although not executive officers, make significant business contributions to ICC:

Steve Brett       Vice President of Information Services
Arnold Capstick         Vice President, Product Marketing
Anthony D'Angelo  Senior Vice President, Electronic Commerce Network Services

Steve Brett served as our director of integration services from June 1997 until July 1999, when he was named Vice President of Information Services. Mr. Brett has extensive experience in the design and development of banking systems, including trade finance and capital markets.

Arnold B. Capstick joined ICC as a vice president of product marketing in June 1999. Mr. Capstick was previously Director of Product Marketing of GE Information Services. During his 29-year career with GE Information Services, Mr. Capstick spent 11 years managing the company's EDI*EXPRESS service, helping it grow into the largest electronic data interchange value added network, with $125 million in service revenues. He joined the EDI Services unit of GE Information Services in 1989 as manager of EDI services, ultimately becoming global product manager, EDI marketing. Under his leadership, EDI*EXPRESS grew to include 40,000 trading partners in more than 750 cities worldwide. He initiated service in Europe and the Asia Pacific region and launched new TCP/IP and EDI-to-fax services. He began his GE career in the Honeywell Computer Department in 1967 and moved to GE Information Services in 1975. Mr. Capstick is a member of the Electronic Messaging Association, DISA X.12 Standards and Product Development Managers Association.

Anthony D'Angelo has been with ICC since 1997. Mr. D'Angelo served as our director of electronic commerce services until December 1998, when he was named our vice president of electronic commerce services. In July 1999, Mr. D'Angelo was named our Senior Vice President, Electronic Commerce Network Services. Prior to joining ICC, Mr. D'Angelo, was with Standard Motor Products from October 1985 to March 1997. Most recently he was corporate IS manager of Standard Motor Products where he oversaw IT issues for its Canadian subsidiary, mid-western division, sales force, and developed and managed corporate electronic commerce & EDI systems.

Directors' Compensation

Directors of ICC do not receive any fixed compensation for serving on the Board. Board members are reimbursed for all reasonable expenses incurred by them in connection with serving as directors of ICC.

In April 2000, we granted to each of Mr. Johnston, Mr. Medici, Mr. Ortenzio and Mr. Wolk an option to acquire 50,000 shares of our class A common stock under our amended and restated stock option plan. The exercise price for these option grants was $19.00. These options are immediately exercisable. These options expire if not exercised prior to April 2010.

Board Committees

In the fiscal year ended July 31, 1999, the audit committee consisted of Mr. Johnston and Mr. Ruel. Mr. Ruel resigned from the Board of Directors as of March 15, 2000 and was replaced on the audit committee by Mr. Ortenzio. The audit committee acts as a liaison between ICC and its independent auditors. The compensation committee initially consisted of Mr. Ortenzio and Mr. Ruel. Mr. Ruel, upon his resignation from the Board of Directors, was replaced on the compensation committee by Mr. Johnston. The compensation committee currently consists of Mr. Johnston and Mr. Ortenzio. The compensation committee has the power and authority to grant options under and to administer ICC's Amended and Restated Stock Option Plan and review and approve the compensation of the executive officers of ICC and such other employees of ICC as are assigned thereto by the Board of Directors and to make recommendations to the Board of Directors with respect to standards for setting compensation levels.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our officers and directors, and stockholders owning more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the National Association of Securities Dealers, Inc. Executive officers, directors and such stockholders are required by SEC regulations to furnish us with copies of all 16(a) forms they file. Based solely on our review of the copies of such forms that we have received, or written representations from reporting persons, we believe that during the fiscal year ending July 31, 2000, all executive officers, directors and such stockholders complied with all applicable filing requirements, except for Matthew Wolk who failed to file three Forms 4 with respect to certain purchases and sales of securities.

Item 10.  Executive Compensation

The following table sets forth the compensation paid or accrued by ICC for services rendered during the fiscal years ended July 31, 1998, July 31, 1999 and July 31, 2000 to our former chief executive officer, our current chief executive officer and the four most highly compensated other executive officers whose compensation in the year ended July 31, 2000 was more than $100,000.

                           Summary Compensation Table

                                                                                     Long Term
                                                   -----------------------      Compensation Awards
                                                    Annual Compensation       ------------------------
                                        Fiscal     -----------------------     Securities Underlying           All other
Name and Principal Position             Year        Salary         Bonus             Options (#)             Compensation
-----------------------------------    --------    ----------    ---------    ------------------------    -------------------
Richard J. Berman (1)............       2000        $180,000           --               300,000                  --
   Chairman and former Chief            1999         180,000           --               250,000              $ 38,500 (2)
   Executive Officer                    1998          67,500           --                    --                  --

Dr. Geoffrey S. Carroll..............   2000         312,500           --               500,000
   President and                        1999          16,667           --               150,000                  --
   Chief Executive Officer              1998              --           --                    --                  --

David Hubbard..................         2000         161,417       $1,200               100,000                  --
   Chief Technology Officer             1999         140,000           --                16,606                  --
                                        1998         100,000           --                    --                  --

G. Michael Cassidy.............         2000         197,917        1,200               150,000                  --
   Executive Vice President -           1999         106,250           --                    --                  --
   Sales                                1998         100,000           --                    --                  --

Richard Blume (3)..................     2000         218,750           --               290,000                  --
   Chief Operating Officer              1999          23,583           --                18,000                  --
                                        1998              --           --                     0                  --

Walter M. Psztur................        2000         160,833        1,200               100,000                  --
   Chief Financial Officer,             1999         105,000       10,000                63,652                  --
   Principal Accounting Officer         1998          87,886           --                36,348                  --
   And Secretary

----------------------
(1) Mr. Berman resigned as chief executive officer in June 1999 upon Dr. Carroll's appointment on June 30, 1999.
(2) Pursuant to Mr. Berman's employment agreement, in lieu of receiving cash, during the period from September 15, 1998 through March 15, 1999, Mr. Berman received 38,750 shares of class A common stock. See Employment Agreements on starting on page 23 of this annual report.
(3)   Mr. Blume resigned as chief operating officer in September 2000.

Option/SAR Grants

The following table sets forth the options that were granted during the fiscal year ended July 31, 2000.


                                 Number of          Percent of total
                                securities           options/SAR's
                                underlying             granted to
                               options/SAR's          employees in         Exercise Price
Name                            granted (#)           fiscal 2000             Per Share        Expiration date
-------------------------- -- ----------------     -------------------     ----------------    ----------------
Richard J. Berman                 100,000                3.43%                  $12.00         June 29, 2009
                                  100,000                3.43%                   19.00         April 20, 2010
                                  100,000                3.43%                   19.00         April 20, 2010

Dr. Geoffrey  S. Carroll          300,000                10.28%                  12.00         June 29, 2009
                                  100,000                3.43%                   19.00         April 20, 2010
                                  100,000                3.43%                   19.00         April 20, 2010

David Hubbard                     100,000                3.43%                   19.00         April 20, 2010

G. Michael Cassidy                150,000                5.14%                   19.00         April 20, 2010

Richard Blume                     200,000                6.85%                   12.00         June 29, 2009
                                  90,000                 3.08%              40.00 - 80.00      June 29, 2009

Walter M. Psztur                  100,000                3.43%                   19.00         April 20, 2010

Aggregate Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

The following table provides information relating to option exercises by the executive officers identified in the summary compensation table during the fiscal year ended July 31, 2000. In addition, it indicates the number and value of vested and unvested options held by these executive officers as of July 31, 2000.

The "Value Realized" on option exercises is equal to the difference between the fair market value of our class A common stock on the date of exercise less the exercise price. The "Value of Unexercised In-the-Money Options at July 31, 2000" is based on $17.50 per share, the closing sales price of our class A common stock in trading on the Nasdaq Small Cap on July 31, 2000, less the exercise price, multiplied by the aggregate number of shares subject to outstanding options.



                                                         Number of Securities Underlying          Value of Unexercised
                                                             Unexercised Options at              In-the-Money Options at
                              Shares                              July 31, 2000                       July 31, 2000
                             Acquired       Value       ---------------------------------     ----------------------------
Name                        on Exercise    Realized     Exercisable (#)   Unexercisable (#)   Exercisable    Unexercisable
------------------------    -----------    ---------    --------------    ---------------     -----------    -------------
Richard J. Berman              --            --             350,000             200,000        $4,300,000        $ 0
Dr. Geoffrey S. Carroll        --            --             300,000             350,000         1,650,000          0
David Hubbard                  --            --             130,000             100,000         2,203,485          0
G. Michael Cassidy             --            --             231,718             150,000         4,140,852          0
Richard Blume                  --            --             218,000             100,000         1,100,000          0
Walter M. Psztur             37,000       $1,126,370         63,000             100,000           945,000          0

Employment Agreements

Richard J. Berman joined ICC as Chairman and Chief Executive Officer under a two-year employment agreement beginning on September 15, 1998. Under the employment agreement, Mr. Berman receives a base salary at an annual rate of $180,000. However, due to ICC's working capital shortage, Mr. Berman agreed to accept, and the

Board of Directors unanimously authorized, payment of his salary from September 15, 1998 through December 31, 1998 in shares of class A common stock valued at $2.00 per share and from January 1, 1999 through March 15, 1999 in shares of class A common stock valued at $3.00 per share, both of which values exceeded the fair market value of the class A common stock of $1.10 at the date the employment agreement was signed. As a result of these provisions, Mr. Berman received a total of 38,750 shares of class A common stock. In addition, under the employment agreement Mr. Berman was granted a total of 250,000 options to purchase class A common stock at $2.50 per share under our stock option plan, one-third of which vested upon employment and the balance vested in 20% increments when the class A common stock attained or exceeded each of the following per-share bid prices for twenty consecutive trading days: $7.50, $10.00, $12.50, $15.00 and $17.50.

Dr. Geoffrey S. Carroll joined ICC as President and Chief Executive Officer under a three-year employment agreement beginning June 30, 1999. Under the employment agreement, Dr. Carroll receives a base salary at an annual rate of $350,000 per year. Dr. Carroll will also be eligible to receive an annual performance bonus.

We have also entered into employment agreements with each of G. Michael Cassidy, Walter M. Psztur, David Hubbard, Anthony D'Angelo and Steve Brett. The employment agreements are each for a term of three years that ends on July 31, 2003. Under their employment agreements, Mr. Cassidy, Mr. Psztur, Mr. Hubbard, Mr. D'Angelo and Mr. Brett receive base salaries at the annual rates of $250,000, $190,000, $175,000, $175,000 and $125,000, respectively.

Stock Option Plan

Pursuant to ICC's Amended and Restated Stock Option Plan, referred to as the Plan, ICC may grant options to purchase an aggregate of 5,000,000 shares of ICC's class A common stock. The Plan provides for the grant to key employees of incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, and for the grant of non-qualified stock options to eligible executive officers, directors and key employees of, and consultants or advisers to, ICC. The Plan, which expires in 2009, is administered by the Compensation Committee of the Board of Directors. The purpose of the Plan is to secure for ICC and its stockholders the benefits arising from capital stock ownership by employees, officers and directors of, and consultants or advisers to, ICC who are expected to contribute to ICC's future growth and success. The Board of Directors of ICC has adopted an amendment to the Plan to increase the number of shares of class A common stock reserved for issuance upon the exercise of options that may be granted under the Plan from 5,000,000 to 7,000,000. This amendment will be submitted to stockholders for approval at the meeting called to consider the approval of the shares to be issued in connection with the RTCI merger.

Options granted under the Plan may be exercisable for a period of up to 10 years from the date of grant at an exercise price which is not less than the fair market value of the class A common stock on the date of the grant, except that the term of an incentive stock option granted under the Plan to a stockholder owning more than 10% of the outstanding class A common stock may not exceed five years and its exercise price may not be less than 110% of the fair market value of the class A common stock on the date of the grant. To the extent that the aggregate fair market value, as of the date of grant, of the shares of which incentive stock options become exercisable for the first time by an optionee during the calendar year exceeds $100,000, the portion of such option which is in excess of the $100,000 limitation will be treated as a non-qualified stock option. Upon the exercise of an option, payment may be made by cash, check or any other means that the Compensation Committee determines. The options are non-transferable during the life of the option holder.

Incentive stock options granted to employees have an exercise price equal to the fair market value of the underlying shares at the date of grant. The exercise price of nonqualified options granted to employees and consultants is determined by the Compensation Committee. Options vest as determined by the Compensation Committee, but vesting generally occurs over a period of three to four years. In general, if employment is terminated, vested options must be exercised within 90 days of termination or the options are automatically cancelled. However, if termination of employment is for cause, the options expire immediately. The Board of Directors will administer the Plan if there is no Compensation Committee in the future.

Profit Sharing Plan

In January 1992, ICC adopted a Profit Sharing Plan, pursuant to which an amount equal to 3.5% of the pretax profit of ICC for each fiscal year was to be set aside for the benefit of such employees as are determined by the Board of Directors. No funding was provided through July 31, 2000 as ICC incurred a net loss for the period.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the number of shares of class A common stock owned beneficially as of September 28, 2000 by each person that beneficially owns more than 5% of our outstanding class A common stock, by each director and each executive officer as well as all directors and executive officers as a group. Other than as disclosed in the following table and accompanying footnotes, the directors and each, the named executive officers, and the directors and executive officers as a group did not own any other equity securities of ICC. Unless otherwise noted, each individual has sole voting and investment power. Fractional shares are rounded to the nearest whole number.

                                     Number of
                                     Shares of       %
                                      class A
                                      common
                                      stock
                                 -----------------------
Directors, Executive Officers
and 5% Beneficial Owners (1):
Richard J. Berman (2)                418,827       3.8%
Dr. Geoffrey S. Carroll (3)          450,000       4.0%
G. Michael Cassidy (4)               366,791       3.2%
Charles C. Johnston (5)              110,000       1.0%
Arthur R. Medici (6)                 250,000       2.2%
James A. Ortenzio (7)                120,311       1.1%
Matthew Wolk (8)                      51,650          *
David Hubbard (9)                    130,000       1.2%
Walter M. Psztur (10)                 73,000          *
Cable & Wireless PLC (11)            847,628       7.6%
All directors and executive
officers
as a group (9 persons) (12)        1,961,222      17.6%
-----------------

*     Less than 1%

ICC also has 2,574 shares of Class B Common Stock outstanding at October 9, 2000 held by three stockholders.

(1) The conversion rate used to determine the number of shares of class A common stock issuable upon conversion of shares of series C preferred stock is 44.76 shares of class A common stock per share of series C preferred stock. The address of each beneficial owner except Cable & Wireless PLC is c/o Internet Commerce Corporation, 805 Third Avenue, New York, New York 10022. The address of Cable & Wireless PLC is c/o Matthew Wolk, 15635 Alton Parkway, Suite 400, Irving, California 92618.

(2) Includes 350,000 shares of class A common stock issuable upon the exercise of options.

(3) Consists of 450,000 shares of class A common stock issuable upon the exercise of options.

(4) Includes 241,021 shares of class A common stock issuable upon the exercise of options.

(5) Includes 50,000 shares of class A common stock issuable upon the exercise of options.

(6) Includes 174,404 shares of class A common stock issuable upon the exercise of options

(7) Includes 30,000 shares of class A common stock issuable upon the exercise of warrants and 50,000 shares of class A common stock issuable upon the exercise of options.

(8) Includes 50,000 shares of class A common stock issuable upon the exercise of options. Does not include 447,628 shares of class A common stock issuable upon the conversion of 10,000 shares of series C preferred stock or 400,000 shares of class A common stock issuable upon the exercise of warrants owned by Cable & Wireless, of which Mr. Wolk is an officer, in which shares Mr. Wolk disclaims any beneficial interest.

(9) Consists of 130,000 shares of class A common stock issuable upon the exercise of options.

(10) Includes 63,000 shares of class A common stock issuable upon the exercise of options. Does not include 16,357 shares as to which Mr. Psztur has voting power but in which he disclaims beneficial ownership.

(11) Consists of 447,628 shares of class A common stock issuable upon the conversion of series C preferred stock and 400,000 shares of class A common stock issuable upon the exercise of warrants.

(12) See notes (2), (3), (4), (5), (6), (7), (8), (9) and (10) above.

Item 12.  Certain Relationships and Related Transactions

      In connection with her resignation for personal reasons as Executive Vice President -- Business Development of ICC effective March 16, 2000, Michelle Golden agreed to provide consulting services to ICC for two years under a Consulting Agreement dated as of March 15, 2000. Under the Consulting Agreement, ICC agreed to pay Ms. Golden $500,000 in eight equal quarterly installments and granted Ms. Golden a ten-year option to purchase 100,000 shares of ICC's class A common stock for $84.17 per share.

Item 13.  Exhibits, List and Reports on Form 8-K

13 (a)      Exhibits

      The following documents are filed as exhibits to this form 10-KSB, including those exhibits incorporated in this form 10-KSB by reference to a prior filing of ICC under the Securities Act or the Exchange Act as indicated in parenthesis:

Exhibit
Number                  Description
------                  ------------------------------------------------

2.1               Agreement and Plan of Merger among ICC, ICC Acquisition
                  Corporation, Inc., a wholly-owned subsidiary of ICC,
                  Research Triangle Commerce, Inc., or RTCI, and the selling shareholders of RTCI (14)
2.2               Agreement and Plan of Merger among ICC, IDC, and the
                  selling shareholders of IDC (15)
3(i).1            Amended and Restated Certificate of Incorporation (1)
3(i).2            Certificate of Merger merging Infosafe Systems, Inc.
                  and Internet Commerce Corporation (1)
3(i).3            Certificate of Amendment to the Amended and Restated
                  Articles of Incorporation (2)
3(i).4            Certificate of Designations-- Series A Convertible
                  Redeemable Preferred Stock (1)
3(i).5            Certificate of Designations-- Series S Preferred Stock (1)
3(i).6            Certificate of Designations-- Series C Preferred Stock (11)
3(ii).1           By-laws (8)
4.1               Specimen Certificate for Class A Common Stock (3)
4.2               Form of Revised Subscription Agreement, dated March 31,
                  1999, relating to the shares of Series A Convertible
                  Redeemable Preferred Stock sold in the 1999 private placement
                  (1)
4.3               Form of Underwriter's Option (3)

4.4               Form of Warrant Agreement (3)
4.5               Escrow agreement, as amended (3)
4.6               Form of warrant expiring February 18, 2002 (3)
4.7               Warrant Agreement, dated February 10, 1997, by and among
                  ICC, American Stock Transfer and Trust Company as warrant
                  agent and D.H. Blair Investment Banking Corp. (4)
4.8               Amendment Agreement, dated February 10, 1997, to Warrant
                  Agreement dated January 25, 1995 by and among ICC, American
                  Stock Transfer and Trust Company as warrant agent and D.H.
                  Blair Investment Banking Corp. (4)
4.9               Form of Unit Purchase Option for D.H. Blair Investment
                  Banking Corp. dated February 18, 1997 (4)
4.10              Agreement, dated February 18, 1997, between ICC and D. H.
                  Blair Investment Banking Corp. to extend an agreement dated
                  January 25, 1995 regarding mergers, acquisitions and
                  similar transactions (4)
4.11              Form of Class A Bridge Warrant issued in the 1998 bridge
                  financing (1)
4.12              Warrant Agreement dated January 12, 2000, by and among ICC and Cable and Wireless USA, Inc. (11)
9.1               Voting Trust Agreement between the trustees of the voting
                  trust and various stockholders of ICC (3)
9.2               Amendments to the Voting Trust Agreement (1)
10.1              1992 Stock Option Plan (3)
10.2              1994 Stock Option Plan (3)
10.3              Formation and Stock Purchase Agreement, dated as of April
                  16, 1997 among ICC, Michele Golden and Michael Cassidy (5)
10.4              Lease Agreement between 805 Third Ave. Co. and ICC relating to the rental of ICC's current principal executive office (6)
10.5              Consulting Agreement, dated as of June 12, 1998, between
                  Summerwind Restructuring, Inc. and ICC (1)
10.6              Lease Agreement, dated as of May 21, 1999, between JB Squared
                  LLC and ICC relating to the rental of approximately 4,000
                  square feet at the Lakeview Executive Center, 45 Research Way,
                  East Setauket, New York, 11733 (7)
10.7              Employment Agreement for Richard J. Berman dated as of
                  September 15, 1998 (1)
10.8*             Employment Agreement for G. Michael Cassidy dated as of
                  April 16, 2000
10.9*             Employment Agreement for David Hubbard dated as of April
                  16, 2000
10.10*            Employment Agreement for Walter M. Psztur dated as of
                  April 16, 2000
10.11             Master Agreement between Cable & Wireless PLC and ICC executed on November 24, 1999 (10)
10.12             Consulting Agreement, dated as of March 15, 2000, between
                  Michele Golden and ICC (12)
10.13             Amended and restated stock option plan (13)
10.14*            First Amendment to Lease Agreement, dated as of January, 2000, by and between JB Squared LLC and ICC relating to the rental of an additional approximately 4,800 square feet at the
                  Lakeview Executive Center, 45 Research Way, East Setauket, New
                  York, 11733
10.15*            First Amendment of Lease Agreement between Madison Third
                  Building Companies LLC and ICC relating to the rental of
                  additional office space at 805 Third Avenue, New York, New
                  York
10.16*            Lease Agreement, dated as of August 2, 2000, by and between
                  IDC Realty, LLC as landlord and ICC as tenant relating to the rental of an approximately 8,000 square feet facility used by
                  ICC's IDC division
23(ii).1*         Consent of Deloitte & Touche LLP
23(ii).2*         Consent of Richard A. Eisner LLP
27.1*             Financial Data Schedule

* Filed with this annual report.

(1) Incorporated by reference to ICC's registration statement on form S-3 (File no. 333-80043)
(2) Incorporated by reference to ICC's annual report on form 10-KSB for the year ended July 31, 1998
(3) Incorporated by reference to ICC's registration statement on form SB-2 (File no. 33-83940)
(4) Incorporated by reference to ICC's report on form 10-QSB dated January 31, 1997
(5)         Incorporated by reference to ICC's report on form 10-QSB dated
            April 30, 1997
(6) Incorporated by reference to ICC's report on form 10-QSB dated October 31, 1997
(7) Incorporated by reference to amendment no. 3 to ICC's registration statement on form S-3 (File no. 333-80043)
(8) Incorporated by reference to ICC's current report on form 8-K filed with the SEC on July 1, 1999
(9) Incorporated by reference to ICC's registration statement on form S-3 (File no. 333-89591)
(10) Incorporated by reference to ICC's current report on form 8-K dated December 1, 1999
(11) Incorporated by reference to amendment no. 1 to ICC's registration statement on form S-3 (File no. 333-93301)
(12) Incorporated by reference to ICC's current report on form 8-K dated March 28, 2000
(13) Incorporated by reference to ICC's proxy statement for the annual meeting of stockholders for the year ended July 31, 1999.
(14) Incorporated by reference to ICC's current report on form 8-K dated June 15, 2000
(15) Incorporated by reference to ICC's current report on form 8-K dated August 11, 2000

13(b) Document List

      Independent Auditors' Reports

      Financial Statements:

      Balance Sheet
      July 31, 2000

      Statement of Operations - Year Ended
      July 31, 2000

      Statement of Operations - Year Ended
      July 31, 1999

      Statement of Changes in Shareholder Equity and Other Comprehensive Income - Years Ended July 31, 2000 and 1999

      Statements of Cash Flows - Year Ended
      July 31, 2000

      Statements of Cash Flows - Year Ended
      July 31, 1999

13(c) Reports on Form 8-K

      ICC filed a form 8-K on each of May 4, 2000 and May 18, 2000.

                                   SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  October 12, 2000

                                    INTERNET COMMERCE CORPORATION


                                    by:   /s/ Geoffrey S. Carroll
                                          ----------------------------------
                                          Dr. Geoffrey S. Carroll
                                          President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                     Title                            Date
---------                     -----                            ----

/s/ Geoffrey S. Carroll       President, Chief Executive       October 12, 2000
--------------------------    Officer and Director
Dr. Geoffrey S. Carroll       (Principal Executive Officer)



/s/ Walter M. Psztur          Chief Financial Officer          October 12, 2000
---------------------         (Principal Financial
Walter M. Psztur              and Accounting Officer)



/s/ Richard J. Berman         Director                         October 12, 2000
--------------------------
Richard J. Berman


                              Director                         October __, 2000
---------------------
G. Michael Cassidy


/s/ Charles C. Johnston       Director                         October 12, 2000
--------------------------
Charles C. Johnston


/s/ Arthur R. Medici          Director                         October 12, 2000
---------------------
Arthur R. Medici


/s/ James Ortenzio            Director                         October 12, 2000
---------------------
James Ortenzio


/s/ Matthew Wolk              Director                         October 12, 2000
---------------------
Matthew Wolk

                                  Exhibit Index
                                  -------------

Exhibit                                                                Reference
Number                                                                    Number
------                                                                    ------

2.1               Agreement and Plan of Merger among ICC, ICC
                  Acquisition Corporation, Inc., a wholly-owned
                  subsidiary of ICC, Research Triangle Commerce, Inc.,
                  or RTCI, and the selling shareholders of RTCI (14)           *
2.2               Agreement and Plan of Merger among ICC, IDC,
                  and the selling shareholders of IDC (15)                     *
3(i).1            Amended and Restated Certificate of Incorporation (1)        *
3(i).2            Certificate of Merger merging Infosafe Systems, Inc.
                  and Internet Commerce Corporation (1)                        *
3(i).3            Certificate of Amendment to the Amended and Restated
                  Articles of Incorporation (2)                                *
3(i).4            Certificate of Designations-- Series A Convertible
                  Redeemable Preferred Stock (1)                               *
3(i).5            Certificate of Designations-- Series S Preferred Stock (1)   *
3(i).6            Certificate of Designations-- Series C Preferred Stock (11)  *
3(ii).1           By-laws (8)                                                  *
4.1               Specimen Certificate for Class A Common Stock (3)            *
4.2               Form of Revised Subscription Agreement, dated
                  March 31, 1999, relating to the shares of Series
                  A Convertible Redeemable Preferred Stock sold in the
                  1999 private placement (1)                                   *
4.3               Form of Underwriter's Option (3)                             *
4.4               Form of Warrant Agreement (3)                                *
4.5               Escrow agreement, as amended (3)                             *
4.6               Form of warrant expiring February 18, 2002 (3)               *
4.7               Warrant Agreement, dated February 10, 1997, by and
                  among ICC, American Stock Transfer and Trust Company
                  as warrant agent and D.H. Blair Investment Banking
                  Corp. (4)                                                    *
4.8               Amendment Agreement, dated February 10, 1997, to
                  Warrant Agreement dated January 25, 1995 by and among
                  ICC, American Stock Transfer and Trust Company as
                  warrant agent and D.H. Blair Investment
                  Banking Corp. (4)                                            *
4.9               Form of Unit Purchase Option for D.H. Blair Investment
                  Banking Corp. dated February 18, 1997 (4)                    *
4.10              Agreement, dated February 18, 1997, between ICC and
                  D. H. Blair Investment Banking Corp. to extend an
                  agreement dated January 25, 1995 regarding mergers,
                  acquisitions and similar transactions (4)                    *
4.11              Form of Class A Bridge Warrant issued in the 1998
                  bridge financing (1)                                         *
4.12              Warrant Agreement dated January 12, 2000, by and
                  among ICC and Cable and Wireless USA, Inc. (11)              *
9.1               Voting Trust Agreement between the trustees of the voting
                  trust and various stockholders of ICC (3)                    *
9.2               Amendments to the Voting Trust Agreement (1)                 *
10.1              1992 Stock Option Plan (3)                                   *
10.2              1994 Stock Option Plan (3)                                   *
10.3              Formation and Stock Purchase Agreement, dated as of
                  April 16, 1997 among ICC, Michele Golden and Michael
                  Cassidy (5)                                                  *

10.4              Lease Agreement between 805 Third Ave. Co. as
                  landlord and ICC as tenant relating to the rental
                  of ICC's current principal executive office (6)              *
10.5              Consulting Agreement, dated as of June 12, 1998, between
                  Summerwind Restructuring, Inc. and ICC (1)                   *
10.6              Lease Agreement, dated as of May 21, 1999, between JB
                  Squared LLC and ICC relating to the rental of
                  approximately 4,000 square feet at the Lakeview
                  Executive Center, 45 Research Way, East Setauket,
                  New York, 11733 (7)                                          *
10.7              Employment Agreement for Richard J. Berman dated as
                  of September 15, 1998 (1)                                    *
10.8              Employment Agreement for G. Michael Cassidy dated as
                  of April 16, 2000                                         10.8
10.9              Employment Agreement for David Hubbard dated as of
                  April 16, 2000                                            10.9
10.10             Employment Agreement for Walter M. Psztur dated as
                  of April 16, 2000                                        10.10
10.11             Master Agreement between Cable & Wireless PLC and
                  ICC executed on November 24, 1999 (10)                       *
10.12             Consulting Agreement, dated as of March 15, 2000,
                  between Michele Golden and ICC (12)                          *
10.13             Amended and Restated Stock Option Plan (13)                  *
10.14             First Amendment to Lease Agreement, dated as of January,
                  2000, by and between JB Squared LLC and ICC relating
                  to the rental of an additional approximately 4,800 square
                  feet at the Lakeview Executive Center, 45 Research
                  Way, East Setauket, New York, 11733                      10.14
10.15             First Amendment of Lease Agreement between Madison
                  Third Building Companies LLC and ICC relating to the
                  rental of additional office space at 805 Third Avenue,
                  New York, New York                                       10.15
10.16             Lease Agreement, dated as of August 2, 2000, by
                  and between IDC Realty, LLC as landlord and ICC as
                  tenant relating to the rental of an approximately
                  8,000 square feet facility used by ICC's IDC division  10.16
23(ii).1          Consent of Deloitte & Touche LLP                      23(ii).1
23(ii).2          Consent of Richard A. Eisner & Company                23(ii).2
27.1              Financial Data Schedule                     27.1
(1) Incorporated by reference to ICC's registration statement on form S-3 (File no. 333-80043)
(2) Incorporated by reference to ICC's annual report on form 10-KSB for the year ended July 31, 1998
(3) Incorporated by reference to ICC's registration statement on form SB-2 (File no. 33-83940)
(4) Incorporated by reference to ICC's report on form 10-QSB dated January 31, 1997
(5)         Incorporated by reference to ICC's report on form 10-QSB dated
            April 30, 1997
(6) Incorporated by reference to ICC's report on form 10-QSB dated October 31, 1997
(7) Incorporated by reference to amendment no. 3 to ICC's registration statement on form S-3 (File no. 333-80043)
(8) Incorporated by reference to our current report on form 8-K filed with the SEC on July 1, 1999
(9) Incorporated by reference to ICC's registration statement on form S-3 (File no. 333-89591)
(10) Incorporated by reference to ICC's current report on form 8-K dated December 1, 1999
(11) Incorporated by reference to amendment no. 1 to ICC's registration statement on form S-3 (File no. 333-93301)
(12) Incorporated by reference to ICC's current report on form 8-K dated March 28, 2000
(13) Incorporated by reference to ICC's proxy statement for the annual meeting of stockholders for the year ended July 31, 1999

(14) Incorporated by reference to ICC's current report on form 8-K dated June 15, 2000
(15) Incorporated by reference to ICC's current report on form 8-K dated August 11, 2000

INTERNET COMMERCE CORPORATION

Index



Page

Financial Statements

      Independent auditors' report                                           F-2

      Predecessor independent auditors' report                               F-3

      Balance sheet as of July 31, 2000                                      F-4

      Statements of operations for the years ended July 31, 2000 and
            July 31, 1999                                                    F-5

      Statements of changes in stockholders' equity and other
            comprehensive income for the years ended July 31, 2000
            and July 31, 1999                                                F-6

      Statements of cash flows for the years ended July 31, 2000
            and July 31, 1999                                                F-7

      Notes to financial statements                                          F-8

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Internet Commerce Corporation

We have audited the accompanying balance sheet of Internet Commerce Corporation (the "Company") as of July 31, 2000 and the related statement of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2000 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.


/s/ Deloitte & Touche LLP
New York, New York
September 29, 2000

INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Internet Commerce Corporation
New York, New York


We have audited the accompanying statements of operations, changes in stockholders' equity and comprehensive income, and cash flows for the year ended July 31, 1999 of Internet Commerce Corporation (formerly Infosafe Systems, Inc. and subsidiary). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements enumerated above present fairly, in all material respects, the results of operations of Internet Commerce Corporation and its cash flows for the year ended July 31, 1999, in conformity with generally accepted accounting principles.



/s/ Richard A. Eisner & Company, LLP


New York, New York
September 30, 1999

INTERNET COMMERCE CORPORATION

Balance Sheet
As of July 31, 2000

                                     ASSETS
                                     ------
Current assets:
     Cash and cash equivalents                                                              $ 14,003,329
     Accounts receivable (net of allowance for doubtful accounts of $74,388)                     629,087
     Note receivable                                                                           5,000,000
     Prepaid expenses and other assets                                                           209,112
                                                                                            ------------
          Total current assets                                                                19,841,528

Restricted cash                                                                                  523,863
Prepaid acquisition costs                                                                        369,486
Property and equipment, net                                                                      925,596
Software development costs, net                                                                  474,592
Goodwill, net                                                                                    182,927
Other assets                                                                                      14,237
                                                                                            ------------
          Total assets                                                                      $ 22,332,229
                                                                                            ============

                                   LIABILITIES
                                   -----------
Current liabilities:
     Accounts payable                                                                       $    639,196
     Accrued expenses                                                                            451,663
     Accrued dividends                                                                           275,763
     Deferred revenue                                                                            250,000
     Capital lease obligation                                                                    307,677
     Other liabilities                                                                            86,237
                                                                                            ------------
          Total current liabilities                                                            2,010,536

Capital lease obligation - less current portion                                                  231,457

                                                                                            ------------
          Total liabilities                                                                    2,241,993

Commitments and contingencies (Note K)

                              STOCKHOLDERS' EQUITY
                              --------------------
Preferred stock:
     Preferred stock - 5,000,000 shares authorized, including 10,000 series A preferred stock, 10,000 series C preferred stock and 175 series S preferred stock
     Series A preferred stock - par value $.01 per share, $1,000 liquidation value
       per share,  668 shares issued and outstanding                                                   7
     Series C preferred stock - par value $.01 per share, $1,000 liquidation value
       per share,  44.76 votes per share; 10,000 shares issued and outstanding                       100

Common stock:
     Class A - par value $ .01 per share, 40,000,000 shares authorized,
       one vote per share; 6,388,445 shares issued and outstanding                                63,884
     Class B - par value $ .01 per share, 2,000,000 shares authorized,
       six votes per share; 2,574 shares issued and outstanding                                       26
Additional paid-in capital                                                                    58,432,187
Accumulated deficit
                                                                                             (38,405,968)
                                                                                            ------------
          Total stockholders' equity                                                          20,090,236
                                                                                            ------------

          Total liabilities and stockholders' equity                                        $ 22,332,229
                                                                                            ============

See notes to financial statements

INTERNET COMMERCE CORPORATION

Statements of Changes in Stockholders' Equity and Other Comprehensive Income


                                       F-5

                                                                                        Year Ended July 31,
                                                                                    ----------------------------
                                                                                         2000          1999
                                                                                    ------------    ------------
Revenue:
     Services                                                                       $  1,303,441    $    105,243
                                                                                    ------------    ------------
Expenses:
     Cost of services (excluding non-cash charges in connection with stock-based
          compensation of $0 and $1,241 in 2000 and 1999 respectively)                 2,514,282         452,306
     Product development and enhancement (excluding non-cash charges in connection with stock-based compensation of $97,809 and $93,610 in 2000
          and 1999 respectively)                                                         516,608
                                                                                                         702,218
     Selling and marketing (excluding non-cash charges in connection with stock-based compensation of $767,639 and $304,828 in 2000 and 1999
          respectively)                                                                3,273,294         419,714
     General and administrative (excluding non-cash charges in connection with stock-based compensation, services and legal settlements of $4,294,897
         and $2,866,841 in 2000 and 1999 respectively)                                 4,814,160       3,548,596
     Non-cash charges in connection with stock-based
          compensation, services and legal settlements                                 5,160,345
                                                                                                       3,266,520
     Write-down of assets                                                                 32,915
                                                                                    ------------    ------------
                                                                                      16,464,299       8,236,659
                                                                                    ------------    ------------

Operating loss                                                                       (15,160,858)     (8,131,416)
                                                                                    ------------    ------------

Other income and expense:
     Interest and investment income                                                       88,143         737,442
     Interest expense                                                                    (62,211)     (1,577,667)
                                                                                    ------------    ------------
                                                                                         675,231      (1,489,524)
                                                                                    ------------    ------------

         NET LOSS                                                                   $(14,485,627)   $ (9,620,940)

Dividends attributable to preferred stock                                               (457,535)       (190,645)
Dividends attributable to preferred stock resulting from
     discount for beneficial conversion feature                                       (4,549,535)     (1,222,072)
                                                                                    ------------    ------------

Loss attributable to common stockholders                                            $(19,492,697)   $(11,033,657)
                                                                                    ============    ============

Basic and diluted loss
    per common share                                                                $      (4.49)   $      (7.62)
                                                                                    ============    ============

Weighted average number of common
     shares outstanding - basic
     and diluted loss per share                                                        4,336,698       1,447,091
                                                                                    ============    ============

                        See notes to financial statements

                                                               Series A                Series C                   Series S
                                                           Preferred Stock          Preferred Stock           Preferred Stock
                                                        ----------------------------------------------------------------------------
                                                        Shares         Amount     Shares       Amount       Shares      Amount
                                                        ----------------------------------------------------------------------------
Balance - July 31, 1998                                                 $                        $                        $
                                                        ----------------------------------------------------------------------------

Issuance of common stock for purchase
   of minority interest
Issuance of common stock for
   compensation, termination of consulting
   agreement and settlement of legal fees                                                                        175              2
Issuance of common stock in exchange
   for warrants and unit purchase options
Issuance of preferred stock for services                        45           1
Proceeds from private placement (net
   of costs of $585,000)                                     7,000          70
Issuance of warrants for services
Issuance of warrants in connection with
   Debt
Exchange of common stock
Repayment of subscription note receivable
Conversion of bridge loans into preferred
   Stock                                                     2,595          26
Conversion of preferred stock                                 (50)         (1)
Proceeds from exercise of warrants
Redemption of redeemable stock
Redemption of preferred stock                                                                                  (175)            (2)
Dividend on preferred stock
Charge on price-based stock options
     and for change of control
Net loss
Unrealized loss on marketable securities


     Total comprehensive income

                                                        ----------------------------------------------------------------------------
Balance - July 31, 1999                                      9,590        $ 96                $                        $
                                                        ============================================================================

Conversion of series A preferred stock                     (8,922)        (89)
Exchange of common stock
Proceeds from exercise of warrants
Proceeds from exercise of employee
     stock options
Proceeds from private placement of
   preferred stock                                                                   10,000          100
Proceeds from private placement of
   common stock
Issuance of common stock for settlement
Charge on price-based stock options
Charge for issuance of options for services
Cash dividends
Net loss
Unrealized gain - marketable securities


     Total comprehensive income

                                                        ----------------------------------------------------------------------------
Balance - July 31, 2000                                        668        $  7       10,000        $ 100               $
                                                        ============================================================================


                                                            Class A                         Class B
                                                         Common Stock                    Common Stock                  Additional
                                              ----------------------------------------------------------------          Paid-In
                                                 Shares            Amount            Shares        Amount               Capital
                                              --------------------------------------------------------------------------------------

Balance - July 31, 1998                                 947,951           $ 9,480       194,397       $ 1,944          $14,532,208
                                              --------------------------------------------------------------------------------------

Issuance of common stock for purchase
   of minority interest                                 334,495             3,345                                          467,039
Issuance of common stock for
   compensation, termination of consulting
   agreement and settlement of legal fees                79,934               799                                          682,518
Issuance of common stock in exchange
   for warrants and unit purchase options               316,651             3,166                                          (3,166)
Issuance of preferred stock for services                                                                                    44,999
Proceeds from private placement (net
   of costs of $585,000)                                                                                                 6,414,930
Issuance of warrants for services                                                                                          816,672
Issuance of warrants in connection with
   Debt                                                                                                                  2,043,304
Exchange of common stock                                 78,807               788      (78,807)         (788)
Repayment of subscription note receivable
Conversion of bridge loans into preferred
   Stock                                                                                                                 1,952,744
Conversion of preferred stock                            10,000               100                                             (99)
Proceeds from exercise of warrants                       15,000               150                                           37,350
Redemption of redeemable stock                                                                                               5,478
Redemption of preferred stock                            13,462               135                                            (133)
Dividend on preferred stock                              14,641               146                                            (458)
Charge on price-based stock options
     and for change of control                                                                                           1,996,503
Net loss
Unrealized loss on marketable securities


     Total comprehensive income

                                              --------------------------------------------------------------------------------------
Balance - July 31, 1999                               1,810,941          $ 18,109       115,590       $ 1,156          $28,989,889
                                              ======================================================================================

Conversion of series A preferred stock                1,788,400            17,884                                         (17,795)
Exchange of common stock                                113,016             1,130     (113,016)       (1,130)
Proceeds from exercise of warrants                    1,360,139            13,601                                        4,226,172
Proceeds from exercise of employee
     stock options                                      849,765             8,498                                          859,997
Proceeds from private placement of
   preferred stock                                                                                                       9,999,900
Proceeds from private placement of
   common stock                                         434,184             4,342                                        9,495,434
Issuance of common stock for settlement                  32,000               320                                          839,003
Charge on price-based stock options                                                                                      3,311,257
Charge for issuance of options for services                                                                              1,185,865
Cash dividends                                                                                                           (457,535)
Net loss
Unrealized gain - marketable securities


     Total comprehensive income

                                              --------------------------------------------------------------------------------------
Balance - July 31, 2000                               6,388,445           $63,884         2,574         $  26          $58,432,187
                                              ======================================================================================



                                                                                                                   Total
                                                       Note                   Accumulated                      Stockholders
                                                    Receivable            Deficit         OCI*                   Equity
                                              ----------------------------------------------------------------------------

Balance - July 31, 1998                            $ (112,500)        $ (14,299,401)      $                     $ 131,731
                                              ----------------------------------------------------------------------------

Issuance of common stock for purchase
   of minority interest                                                                                           470,384
Issuance of common stock for
   compensation, termination of consulting
   agreement and settlement of legal fees                                                                         683,319
Issuance of common stock in exchange
   for warrants and unit purchase options
Issuance of preferred stock for services                                                                           45,000
Proceeds from private placement (net
   of costs of $585,000)                                                                                        6,415,000
Issuance of warrants for services                                                                                 816,672
Issuance of warrants in connection with
   Debt                                                                                                         2,043,304
Exchange of common stock
Repayment of subscription note receivable              112,500                                                    112,500
Conversion of bridge loans into preferred
   Stock                                                                                                        1,952,770
Conversion of preferred stock
Proceeds from exercise of warrants                                                                                 37,500
Redemption of redeemable stock                                                                                      5,478
Redemption of preferred stock
Dividend on preferred stock                                                                                         (312)
Charge on price-based stock options
     and for change of control                                                                                  1,996,503
Net loss                                                                 (9,620,940)                          (9,620,940)
Unrealized loss on marketable securities                                                    (34,000)             (34,000)
                                                                                                                 --------

     Total comprehensive income                                                                               (9,654,940)

                                              ----------------------------------------------------------------------------
Balance - July 31, 1999                           $                   $ (23,920,341)      $ (34,000)          $ 5,054,909
                                              ============================================================================

Conversion of series A preferred stock
Exchange of common stock
Proceeds from exercise of warrants                                                                              4,239,773
Proceeds from exercise of employee
     stock options                                                                                                868,495
Proceeds from private placement of
   preferred stock                                                                                             10,000,000
Proceeds from private placement of
   common stock                                                                                                 9,499,776
Issuance of common stock for settlement                                                                           839,323
Charge on price-based stock options                                                                             3,311,257
Charge for issuance of options for services                                                                     1,185,865
Cash dividends                                                                                                  (457,535)
Net loss                                                                (14,485,627)                         (14,485,627)
Unrealized gain - marketable securities                                                       34,000               34,000
                                                                                                                   ------

     Total comprehensive income                                                                              (14,451,627)

                                              ----------------------------------------------------------------------------
Balance - July 31, 2000                                      $         $(38,205,968)      $                   $20,090,236
                                              ============================================================================

* Other Comprehensive Income


                       See notes to Financial statements

INTERNET COMMERCE CORPORATION

Statements of Cash Flows


                                                                               Year Ended July 31,
                                                                          ----------------------------
                                                                             2000               1999
                                                                          ------------    ------------
Cash flows from operating activities:
 Net loss                                                                 $(14,485,627)   $ (9,620,940)
 Adjustments to reconcile net loss to net cash
   Used in operating activities:
      Depreciation and amortization                                              2,591
      Software development cost amortization                                   237,297           2,409
      Depreciation for fixed assets                                            435,218         290,800
      Goodwill amortization                                                    156,794         130,663
      Writedown on disposal of assets                                                           32,915
      Loss on sale of marketable securities                                     14,937           7,611
      Issuance of common stock and warrants for services,
           compensation and consulting agreement termination                                 1,270,017
      Non-cash charges for compensatory stock options issued,
           change of control and legal settlement                            5,160,445       1,996,503
      Amortization of debt discount                                                          1,237,357
      Changes in:
          Accounts receivables - net of allowance for doubtful accounts       (579,663)        (42,193)
          Prepaid expenses and other assets                                   (467,164)        164,593
          Accounts payable                                                     271,818          67,348
          Accrued expenses                                                      73,126         244,944
          Deferred revenue                                                     250,000
          Other liabilities                                                     69,418          16,819
                                                                          ------------    ------------

          Net cash used in operating activities                             (8,860,810)     (4,201,154)
                                                                          ------------    ------------

Cash flows from investing activities:
   Notes receivable                                                         (5,000,000)
   Purchases of property and equipment                                        (362,048)       (191,417)
   Purchases of marketable securities                                                       (5,012,142)
   Purchase of certificate of deposits                                         (88,199)       (435,664)
   Proceeds from sales of marketable securities                              3,987,126         999,876
                                                                          ------------    ------------

          Net cash used in investing activities                             (1,463,121)     (4,639,347)
                                                                          ------------    ------------

Cash flows from financing activities:
   Proceeds from issuance of preferred stock                                10,000,000       6,415,000
   Proceeds from issuance of common stock                                    9,499,776
   Proceeds from bridge loan                                                                 2,300,000
   Proceeds from issuance of warrants                                                           38,925
   Proceeds from exercise of warrants                                        4,239,773          37,500
   Proceeds from subscription receivable                                                       112,500
   Proceeds from exercise of employee stock options                            868,495
   Payment for redemption of redeemable common stock                                              (277)
   Payment of dividends                                                       (181,772)           (312)
   Payments of capital lease obligations                                      (213,270)       (126,864)
                                                                          ------------    ------------

          Net cash provided by financing activities                         24,213,002       8,776,472
                                                                          ------------    ------------

Net increase (decrease) in cash and cash equivalents                        13,889,071         (64,029)

Cash and cash equivalents, beginning of period                                 114,258         178,287
                                                                          ------------    ------------

Cash and cash equivalents, end of period                                  $ 14,003,329    $    114,258
                                                                          ============    ============

Supplemental disclosure of cash flow information:
     Cash paid for interest during the period                             $     62,211    $    111,283

See notes to financial statements

INTERNET COMMERCE CORPORATION

Notes to financial statements
July 31, 2000

NOTE A - ORGANIZATION AND NATURE OF BUSINESS

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

ICC began the development of its ICC.NET or CommerceSense(R) service in 1997, introduced ICC.NET for beta testing in November 1997 and launched the current version of ICC.NET commercially in April 1999. The ICC.NET system uses the Internet and proprietary technology to deliver the Company's customers' documents and data files to members of their trading communities, many of which have incompatible systems, by translating the documents and data files into any format required by the receiver. The system can be accessed using a standard Web browser or virtually any other communications protocol.


NOTE B - SIGNIFICANT ACCOUNTING POLICIES AND PROCEDURES

[1]   Revenue recognition:

      The Company's revenues are derived from subscription fees which include transaction, mailbox and fax transmission fees. The Company also derives revenues through implementation fees, consulting and interconnection fees.

      Subscription fees are charged for the use of the Company's service, which include both fixed and usage based fees. These fees are recognized currently, provided that all of the following conditions are met: a noncancelable license agreement has been signed, the electronic data has been delivered, there are no material uncertainties regarding customer acceptance, collection of the resulting receivable is reasonably assured. Implementation fees are generally billed in the period the new customer is activated. Consulting fees are recognized as services are performed.

[2]   Depreciation and amortization:

      Computers and office equipment, office software, and furniture and fixtures are stated at cost and are depreciated on the straight-line method over three to seven years. Leasehold improvements are amortized using the straight-line method over the shorter of the term of the lease or the estimated useful life of the asset.

[3]   Software development costs:

      The Company capitalizes the costs of developing and testing new or significantly enhanced software products in accordance with the provisions of Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). Under the provision, the Company capitalizes costs associated with software developed or obtained for internal use when both the preliminary project stage is completed and management has authorized further funding for the project which it deems probable will be completed and used to perform the function intended. Capitalized costs include only (1) external direct costs of materials and services consumed in developing or obtaining internal-use software, (2) payroll and payroll-related costs for employees who are directly associated with and devote time to the internal-use software project and (3) interest costs incurred while developing internal-use software. Capitalization of such costs ceases no later than the point at which the project is substantially complete and ready for its intended use. Software development costs are amortized using a straight-line method over a three-year period. Amortization of software development costs amounted to $237,296 and $2,485 for the years ended July 31, 2000 and 1999 respectively. No software development costs have been capitalized during the fiscal year ended July 31, 2000.

[4]   Loss per share of common stock:

      The Company calculates its loss per share under the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 requires dual presentation of "basic" and "diluted" loss per share on the face of the statement of operations. In accordance with SFAS 128, basic and diluted net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during each period. Except as described below, the per share effects of potential common shares such as warrants, options and convertible preferred stock have not been included, as their effect would be antidilutive.

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

[6]   Cash and cash equivalents:

      For purposes of the statement of cash flows, the Company considers all highly liquid cash investments purchased with an original maturity of three months or less to be cash equivalents.

[7]   Use of estimates:

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates.

[8]   Impairment of long-lived assets:

      Long-lived assets of the Company are reviewed regularly as to whether their carrying value has become impaired pursuant to Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 requires long-lived assets, if impaired, to be remeasured at fair value, whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Management also reevaluates the periods of amortization of long-lived assets to determine whether events and circumstances warrant revised estimates of useful lives. The Company wrote down fixed assets in the amount of $0 and $32,915 for the years ended July 31, 2000 and 1999, respectively.

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

[10]  Goodwill:

      Goodwill consists of the excess of cost over the fair value of net assets acquired from the purchase of the minority interest of the Company's majority owned subsidiary. Goodwill is being amortized over thirty six months from the acquisition date using the straight-line method. Accumulated amortization amounted to $287,457 as of July 31, 2000. Amortization of goodwill amounted to $156,795 and 130,662 for the years ended July 31, 2000 and 1999, respectively.

[11]  Marketable securities:

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

[12]  Segment:

      Effective August 1, 1999, the Company adopted SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for the way business enterprises report information about operating segments, as well as enterprise-wide disclosures about products and services, geographic areas and major customers. Management believes the Company operates in one segment. The Company's customers are located in eight countries around the world with the majority being in the United States. All of the Company's transactions have been conducted in United States dollars. The Company does not have any material revenues or assets outside of the United States.

 [13] Recent Accounting Pronouncements:

      In June 2000, the Financial Accounting Standards Board ("FASB") issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities," which amends FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 was previously amended by SFAS No. 137 "Accounting for Derivative Instruments and Hedging activities -- Deferral of the Effective Date of FASB Statement No. 133," which deferred the effective date of SFAS No. 133 to fiscal years commencing after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, and for hedging activities be recorded in the balance sheet as either an asset or liability measured at its fair value. The Company believes the adoption of SFAS No. 133, as amended by SFAS No. 138 will not have a material impact on the financial position or results of operations. The Company does not currently engage or plan to engage in any derivative or hedging activities.

      In June 2000, the FASB issued FASB Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation", ("FIN 44") an interpretation of APB Opinion No. 25. This interpretation is effective July 1, 2000, but certain conclusions in this interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. The Company adopted FIN 44 in fiscal 2000. The adoption of FIN 44 did not have a material effect on the Company's financial position or results of operations.

      In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 summarizes certain areas of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company believes that its current revenue recognition principles comply with SAB No. 101.

NOTE C  - NOTE RECEIVABLE

      On June 14, 2000, the Company paid $5 million to Research Triangle Commerce, Inc. ("RTCI") in exchange for a promissory note (the "Note"). The Note bears interest at 7.5% per annum. The Note shall be settled immediately after the effective date of the merger with RTCI, provided however, that upon the merger and in any event on August 15, 2000, the Note shall automatically convert into shares of RTCI's common stock.

      On August 15, 2000, the $5,000,000 Note and unpaid accrued interest on the Note was converted into common stock of RTCI.

NOTE D  - PREPAID ACQUISITION COSTS

      Prepaid acquisition costs are comprised of costs incurred for the acquisition of Intercoastal Data Corporation ("IDC") in August 2000 and the proposed acquisition of RTCI expected to be consummated in November 2000. Acquisition costs will be allocated to the purchase price upon consummation of the above acquisitions.

NOTE E  - PROPERTY AND EQUIPMENT

      Property and equipment consists of the following:

      Computers and office equipment (including capital leases    $1,311,524
      of $810,911)
      Furniture and fixtures                                         162,265
      Office software (including capital leases of $145,055)         336,030
      Leasehold improvements                                          64,072
                                                                  -----------

                                                                   1,873,891
      Less accumulated depreciation                                  948,295
                                                                  -----------

                                                                    $925,596
                                                                  ===========

      Depreciation expense was $435,218 and $290,800 for the years ended July 31, 2000 and 1999 respectively.


NOTE F - ACCRUED EXPENSES

      Accrued expenses consists of the following:

      Vacation                                                     $ 261,870
      Wages                                                          101,986
      Other                                                           87,807
                                                                  -----------
                                                                   $ 451,663
                                                                  ===========


NOTE G - DEFERRED REVENUE

      In July 2000, the Company entered into an agreement with Hightech International Services GmbH, ("Hightech") a subsidiary of ThyssenKrupp Information Services Group GmbH (TKIS), providing Hightech with principal partner status, along with Cable & Wireless, in the form of European hosting rights for ICC services. TKIS has committed to a 5-year agreement, which includes an $8,000,000 minimum revenue guarantee to ICC over the first 24 months of the agreement. Hightech may, by written notice to ICC, terminate this agreement in accordance with its terms.

      Deferred revenue associated with this agreement totaled $250,000 at July 31, 2000.


NOTE H - STOCKHOLDERS' EQUITY

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

            $1,000 divided by 75% of the average market price of the class A common stock for the ten trading days before the conversion date, up to a maximum of 333 shares and a minimum of 200 shares of class A common stock. No fewer than 25 shares may be converted at one time unless the holder then holds fewer than 25 shares and converts all such shares at that time.

      Series A preferred stock is redeemable, in whole or in part, by the Company at the option of the Company, commencing on the third anniversary of the date of issuance. The redemption price for each share of series A preferred stock is $1,000, plus unpaid dividends. Notice of redemption must be given 30 days prior to the redemption date.

      Subject to the rights of stockholders holding any series of the Company's preferred stock that is senior to the series A preferred stock, upon a liquidation, dissolution or winding up of the Company, the holders of series A preferred stock are entitled to receive an amount equal to $1,000 per share of series A preferred stock before any distribution is made to holders of common stock. The total liquidation value of the series A preferred stock was $668,000 at July 31, 2000.

      The holders of the outstanding shares of series A preferred stock are entitled to a 4% annual non-cumulative dividend payable in cash or in shares of class A common stock, at the option of the Company. Dividends are payable on each July 1.

      Series A preferred stock has no voting rights except as expressly required by law.

      The Company paid dividends of $181,772 to series A preferred shareholders of record on July 1, 2000 and on July 1, 1999, the Company issued 14,641 shares of class A common stock and $312 for payment of the dividend.

      As of July 31, 2000, the Company accrued dividends on its series A preferred stock of $2,538.

 [5]  Series C Preferred Stock

      During the year ended July 31, 2000, the Company issued 10,000 shares of series C preferred stock and 400,000 warrants to Cable & Wireless, PLC ("C&W") for total consideration of $10,000,000. A beneficial conversion feature resulted from the allocation of the proceeds between the fair value of the series C preferred stock and the fair value of the warrants, which resulted in a discount on the preferred stock in the amount of $4,549,535. The fair value of the warrants was calculated using the Black-Scholes option-pricing model ("Black-Scholes"). The discount was immediately accreted 100% due to all of the series C preferred stock becoming eligible for conversion immediately upon issuance.

      Series C preferred stock is convertible, at the option of the holder, into class A common stock. The series C preferred stock shall be convertible into 447,628 shares of class A common stock.

      Series C preferred stock is redeemable, in whole or part, by the Company at the option of the Company, at any time after January 1, 2005. The redemption price for each share of series C preferred stock is $1,000 plus unpaid dividends. Notice of redemption must be given 45 days prior to the redemption date.

      Series C preferred shall be preferred as to assets over all other classes or series of preferred stock of the Company in the event of any liquidation, dissolution or winding up of the Company. The holders of series C preferred are entitled to receive an amount in cash equal to $1,000 per share plus any unpaid or accrued dividends before any distribution is made to holders of common stock.

      The holders of the outstanding shares of series C preferred stock are entitled to receive a 4% per share annual cumulative dividend payable in cash or in non-assessable shares of common stock. In terms of stock dividends, each share of series C preferred shall be deemed to have a value of $1,000 and each share of common stock to be paid as a dividend shall be deemed to have a value equal to the average of the Market Price for ten consecutive trading days ending two days prior to the payment date. Dividends are payable on January 1 of each year. Dividends shall accrue and be cumulative on a daily basis, whether or not earned or declared. No fractional shares of common stock shall be issued in the payment of dividends.

      Series C preferred stock is entitled to the number of votes per share equal to the number of whole shares of common stock into which each share of series C preferred is convertible as of the record date.

      The holders of Series C preferred stock are entitled to receive a dividend of 4% per share at the redemption price of $1,000. The dividends are prorated from the date of that ICC entered into this agreement to the end of the fiscal year. As of July 31, 2000, the Company accrued $273,224 for dividends payable for 10,000 shares of Series C preferred stock outstanding.

The total liquidation value of series C preferred stock was $10,000,000 at July 31, 2000.

[6]   Warrants:

      As of July 31, 2000, the Company had the following common stock warrants outstanding:

                              Number of       Exercise    Expiration Date
                              ---------       --------    ---------------
                               Shares          Price
                               ------          -----
       Class A warrants      234,140 (a)(c)    $29.16     February 18, 2002

       Class B warrants      263,835 (b)(c)    $39.23     February 18, 2002

       Bridge warrants       116,000 (d)        $2.50     December 2001 to July 2002
       Bridge commission                        $2.50     July 2001 to January 2002
         warrants              8,910 (e)
       Private placement
         commission warrants  43,350 (f)        $5.00     April 29, 2002
       Consulting warrants    18,000 (b)        $9.94     March 31, 2004

       C & W Warrants        400,000 (g)        $22.21    January 12, 2005



      (a) Upon exercise of each warrant, holder is entitled to 1.36891 shares of class A common stock and one class B warrant.

      (b) Upon exercise of each warrant, holder is entitled to 1.36891 shares of class A common stock.

      (c)   Redeemable at $.25 per warrant under certain conditions.

      (d) Investors who provided the Company with bridge financing in 1998 purchased 10% notes with warrants attached. For $1.00 of bridge notes, a purchaser was entitled to 0.3 warrant and ICC issued a total of 778,500 warrants in this transaction. Each of these warrants entitle the holder upon exercise to purchase one share of class A common stock. Under certain circumstances the Company may accelerate the expiration date.

      (e) Issued to placement agents in connection with the 1998 bridge financing. Terms are substantially the same as (d).

      (f) Issued to NASD registered broker/dealers in connection with an April 1999 private placement of series A preferred stock. Upon exercise, holder is entitled to one share of class A common stock in exchange for each warrant.

      (g) Issued to C&W in private placement. Upon exercise, holder is entitled to one share of class A common stock in exchange for each warrant.

[7]   Stock options:

      The Company's 1994 Stock Option Plan, (the "Plan"), as amended, provides for the grant of options to purchase up to an aggregate of 5,000,000 shares of class A common stock to employees, officers, directors and consultants or advisors. The options granted may be either incentive stock options or nonqualified options.

      Incentive stock options granted to employees have an exercise price equal to the fair market value of the underlying shares at the date of grant. The Board of Directors determines the exercise price of nonqualified options granted to employees and consultants. The term of all options granted may not exceed 10 years. Options vest as determined by the Board, but generally vesting occurs over a period of three to four years. Generally, vested options must be exercised within 90 days of termination of the optionee's employment or other relationship with the Company. If termination of employment is for cause, the option will expire immediately.

      The Company granted 390,000 price-vested options under the Plan from September 1998 through December 1998. Price-vested options require variable plan accounting which requires the Company to take a non-cash charge to earnings for the difference between the exercise price and the fair market value of the stock multiplied by the number of vested options on the date each price requirement is met. The number of options immediately exercisable were 130,000. The remaining 260,000 became exercisable, in 20% increments, when the class A common stock attained or exceeded each of the following per share bid prices for twenty consecutive trading days: $7.50, $10.00, $12.50, $15.00 and $17.50. As of July 31,
      2000, 325,000 of these options remained outstanding and were exercisable and as of July 31, 1999, 390,000 and 286,014 of these options were outstanding and exercisable respectively. The Company took a total of $3,311,257 and $1,374,069 in non-cash charges in connection with these price-vested options during July 31, 2000 and 1999 respectively and will not be required to take any charges in connection with these options in the future.

      In November 1998, the Company took a non-cash charge of $622,434 due to certain options vesting from a change of control feature.

      In March 2000, the Company issued 100,000 options in connection with a consulting agreement with a former board member. The options were valued at $6,318,850 using Black-Scholes and are being amortized as consulting expense during the consulting agreement. Non-cash charges for these options amounted to $1,185,865 during the year ended July 31, 2000.

      In June 2000, the Company took $663,222 in non-cash charges for 10,000 shares of class A common stock valued at $176,150 and 50,000 stock options valued using Black-Scholes at $487,072 in connection with a legal settlement.

      The Company applies APB Opinion 25 and related interpretations in accounting for its options. Accordingly, no compensation cost has been recognized for its employee stock option grants other than non-cash charges for the vesting of price-vested options. Had the compensation cost for the Company's stock options grants been determined based on the fair value at the grant dates for awards consistent with the method of SFAS 123, the Company's net loss attributable to common stockholders and basic and diluted loss per common share would have changed to the pro forma amounts indicated below:

                                                                                        Year ended July 31,
                                                                           ------------------------------------------
                                                                                  2000                     1999
                                                                           -------------------     ------------------
           Net loss attributable to common stockholders  As reported       $ (19,492,697)          $   (11,033,657)
                                                         Pro forma         $ (21,911,882)          $   (10,346,436)

           Basic and diluted loss per common share       As reported       $       (4.49)          $         (7.62)
                                                         Pro forma         $       (5.05)          $         (7.15)

           The weighted-average fair value at date of grant for options granted during the years ended July 31, 2000 and 1999 was $16.87 and $1.51 per option, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                      Year ended July 31,
                                                 ------------------------------
                                                     2000              1999
                                                 -----------       -----------

                Risk-free interest rate             6.12%             4.53%
                Expected lives                        3                 3
                Expected volatility                  156%              113%
                Expected dividend yield               0%                0%

           The following table summarizes the Company's 1994 Stock Option Plan and options issued outside the plan as of July 31, 2000 and 1999, and changes during the years then ended:

                                                                           Year ended July 31,
                                                   -----------------------------------------------------------------
(Shares in thousands)                                             2000                            1999
                                                   -----------------------------------------------------------------
                                                                      Weighted-                         Weighted-
                                                                       Average                           Average
                                                      Shares        Exercise Price     Shares         Exercise Price
                                                      ------        --------------     ------         --------------
Options outstanding at beginning
     of year                                            1,947.7      $  1.42              156.6          $ 19.65
Granted                                                 3,069.0      $ 24.46            1,897.0          $  1.41
Forfeited                                                (78.3)      $ 22.50            (105.9)          $ 12.03
Exercised                                               (849.8)      $  1.02
                                                   -------------                  --------------
Options outstanding at end of year                   4,088.6         $ 18.39            1,947.7          $  1.42
                                                   =============                  ==============
Options exercisable at end of year                   2,113.6         $ 11.16            1,749.0          $  1.20
                                                   =============                  ==============

           The following table presents information relating to stock options outstanding as of July 31, 2000:

           (Shares in thousands)

                                               Options Outstanding                             Options Exercisable
                                 ---------------------------------------------------------  -----------------------
                                                     Weighted-                                            Weighted-
                                                     Average              Weighted-                       Average
                                                    Remaining              Average                        Exercise
     Range of Exercise Prices          Shares     Contractual Life      Exercise Price      Shares        Price
    ------------------------------------------------------------------------------------   ---------------------
    $   0.26 - $   3.88               1,068.8            6.1               $  1.52          1,031.1      $  1.47
    $  11.50 - $  19.00               2,337.3            9.3               $ 16.26            982.5      $ 13.59
    $  23.38 - $  45.69                 378.5            9.4               $ 34.85              0.0      $
    $  60.00 - $  84.63                 304.0            9.3               $ 73.65            100.0      $ 84.63
                                 -------------------------------------------------------    ---------------------
                                      4,088.6            8.5               $ 18.39          2,113.6      $ 11.16
                                 =============                                              =======

           The Company had 250,487 options reserved for future issuance under the Plan as of July 31, 2000.

NOTE I - INCOME TAXES

The Company's effective tax rate varied from the statutory federal income tax rate as follows:

                                                                                        For the year ended July 31,
                                                                                 -----------------------------------------
                                                                                     2000                      1999
                                                                                 ---------------         -----------------
         Expected tax rate (benefit)                                                   (34.0) %                  (34.0) %
         Increase (decrease) in taxes resulting from:
         Permanent differences from exercise of stock options                          (40.0) %                    3.7 %
         Other permanent differences                                                      5.8 %
         State and local income tax (benefit), net of federal effect                    (21.2)%
         Increase in valuation allowance                                                 89.4 %                   30.3 %
                                                                                 ---------------         -----------------
         Effective tax rate                                                                  0%                      0%
                                                                                 ===============         =================

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets, liabilities and the valuation allowance at July 31, 2000 are as follows:


         Deferred tax assets:
                  Accrued expenses                                                    $       161,486
                  Property and equipment                                                        4,680
                  Federal, state and local net operating loss carryforwards                22,343,640
                                                                                      ----------------

                                                                                           22,509,806
         Less deferred tax liability:
                  Capitalized software development costs                                    (213,566)
                  Deferred rent                                                              (37,893)
                                                                                      ----------------
                  Net asset                                                                22,258,347

                  Valuation allowance                                                    (22,258,347)
                                                                                      ----------------

                  Net deferred tax asset                                              $            0
                                                                                      ================

The Company has provided a valuation allowance of 100% of its deferred tax assets due to the uncertainty of generating future profits that would allow for the realization of such deferred tax assets. The net increase in the total valuation allowance for the year ended July 31, 2000 was approximately $14,758,000.

The tax benefits associated with employee stock options provide a deferred tax benefit of approximately $5.8 million in fiscal year 2000 which has been fully offset by a valuation allowance and will be credited to additional paid-in capital when realized.

The Company has a net operating loss carryforward for tax purposes of approximately $50 million as of July 31, 2000. This carryforward expires from 2007 to 2020.

The Internal Revenue Code and Income Tax Regulations contain provisions which limit the use of available net operating loss carryforwards in any given year should significant changes (greater than 50%) in ownership interests occur. Due to the initial public offering in 1995, the net operating loss carryover of approximately $1.9 million incurred prior to the initial public offering will be subject to an annual limitation of approximately $400,000 until that portion of the net operating loss is utilized or expires. Also, due to the private placement of series A preferred stock, the net operating loss carryover of approximately $18 million incurred prior to the private placement will be subject to an annual limitation of approximately $1 million until that portion of the net operating loss is utilized or expires.


NOTE J - OBLIGATIONS UNDER CAPITAL LEASES

           The Company has various capital leases for computers and office equipment and office software. At July 31, 2000, minimum future lease payments for capitalized leases were as follows:

           2001
           2002                                                       $346,402
           2003                                                        209,906
                                                                       34,559
                                                                      --------
           Amount representing imputed interest                        590,867
                                                                        51,733
                                                                      --------
           Present value of future minimum lease payments
           Less current portion                                        539,134
                                                                       307,677
                                                                      --------
           Capital lease obligation - less current portion
                       $231,457
                                                                      ========

NOTE K - COMMITMENTS AND CONTINGENCIES

[1]        Employment and agreements:

           The Company has employment agreements with two officers and five other employees expiring July 31, 2003 and one officer and another employee expiring in July and August 2002, respectively. The agreements require aggregate annual payments of $1,460,000 per year. The Company also has an employment contract with its Chairman, which expires September 15, 2000. The contract with the Company's Chairman calls for remaining payments of $22,500. The Company also entered into a two-year consulting agreement with a former board member. The agreement requires payments to the consultant of $250,000 per year payable in quarterly installments beginning March 15, 2000.

[2]        Profit sharing plan:

           The Company has a Profit Sharing Plan, whereby an amount equal to 3.5% of the pretax profit of the Company for each fiscal year shall be set aside for the benefit of employees. No funding was provided through July 31, 2000.

 [3]       Obligations under operating leases:

           The Company leases office facilities in New York City and Long Island, New York under operating leases expiring through 2005. The aggregate rentals under these leases were approximately $361,998 and $207,000 for the years ended July 31, 2000 and July 31, 1999, respectively. Certain leases contain escalation clauses for operating expenses.

           At July 31, 2000, minimum future rental payments due under all operating leases are as follows:

                         2001                                   $ 654,216
                         2002                                     669,861
                         2003                                     687,308
                         2004                                     701,800
                         2005                                     253,975
                                                                ----------
                                                                2,967,160
                                                                ==========

[4]        Letters of credit:

           The Company has provided cash collateral for letters of credit in the aggregate amount of $523,863 as required in certain lease agreements. These amounts have been recorded as restricted cash in the Company's balance sheet.

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

[6]        Definitive Merger Agreement:

           The Company entered into an Agreement and Plan of Merger dated June 14, 2000 (the "Merger Agreement") with RTCI. Pursuant to the Merger Agreement, RTCI will become a wholly owned subsidiary of ICC. ICC will pay aggregate consideration common stock and cash, to RTCI's stockholders and option and warrant holders based on the following formula:

           ICC shall pay aggregate consideration of $42,000,000 to the holders of RTCI capital stock and holders of options and warrants to purchase RTCI capital stock, consisting of (i) RTCI's cash on hand at the effective time of the Merger, up to a maximum of $4,000,000 (the "Cash at Closing"), and (ii) shares of ICC Class A Common Stock ("ICC Common Stock"; such shares, the "ICC Shares") equal to the number of shares obtained by dividing (x) $42,000,000 minus the Cash at Closing by (y) the average closing price of the ICC Common Stock for the ten days ending three days prior to the effective time of the Merger (the "Market Price"). The Market Price is subject to a maximum of $21.111111 and a minimum of $12.666667, so that a maximum of 3,315,890 ICC Shares and a minimum of 1,800,000 ICC Shares are issuable in connection with the Merger.

NOTE L - SUPPLEMENTAL NON-CASH DISCLOSURES TO STATEMENT OF CASH FLOWS

The Company had the following non-cash financing activities:

                                                                           For the year ended July 31,
                                                                      ---------------------------------------
                                                                            2000                   1999
                                                                      ----------------      -----------------

  Debt discount in connection with bridge loan                        $                          $ 1,816,197
  Issuance of warrants in connection with bridge financing                                           188,182
  Property acquired under capital lease                                       205,634                392,241
  Issuance of common stock and warrants for legal settlements                 839,322
  Accrued dividends                                                           275,763
  Issuance of common stock for purchase of minority interest of
       subsidiary                                                                                    470,384
  Issuance of common and preferred stock for settlement                                              275,000
  Conversion of indebtedness into preferred stock                                                  1,952,770
  Conversion of series A preferred                                             17,884
  Class B shares exchanged for class A shares                                   1,130


NOTE M - SUBSEQUENT EVENTS (UNAUDITED)

[1] Acquisition of Intercoastal Data Corporation:

On August 2, 2000, ICC into a definitive merger agreement with Intercoastal Data Corporation ("IDC"); the merger closed on August 3, 2000 and IDC merged with and into ICC. All issued and outstanding shares of the Company were surrendered by IDC stockholders in consideration for $2 million in shares of ICC common stock and additional shares equal to the value of the marketable equity securities valued at the average of the average high and low trading prices for the ten trading days ending four days prior to the closing date for a total of 190,861 shares of ICC common stock. The former stockholders of IDC have the right to receive additional shares of ICC common stock equal to the difference between the number of shares calculated at the closing date and the number of shares of ICC common stock calculated using the value of ICC common stock on the date the registration statement becomes effective, not to exceed 125% of the total number of shares of ICC common stock calculated at the closing date or 238,576 shares.

It is the opinion of management that this transaction qualifies as a tax-free reorganization within the meaning of section 368(a) of the Internal Revenue Code of 1986.

The following table presents unaudited pro forma results assuming we had acquired each of IDC and RTCI at the beginning of fiscal year 2000. This information may not necessarily be indicative of our future combined results.

          Revenues                                            $ 10,002,000
          Net loss                                            (24,022,322)
          Basic and diluted loss per share                          (4.49)

[2] Cancellation of option agreement:

On September 22, 2000, a consultant to the Company and the Company mutually agreed to cancel and terminate an option agreement to purchase 100,000 shares of the Company's class A common stock. Compensation charges in connection with these options ceased being recorded as of this date.