Form 10-Q
period 2000-10-31
INTERNET COMMERCE CORP
filed 2000-12-07
CIK 894738

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                                  -------------


|X| Annual report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended October 31, 2000


|_| Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from ____ to ____


                          Commission File No. 000-24996

                          INTERNET COMMERCE CORPORATION
             (Exact name of registrant as specified in its charter)

          Delaware                                          13-3645702
 (State of incorporation )                               (I.R.S. Employer
                                                       Identification Number)

                           805 Third Avenue, 9th Floor
                            New York, New York 10022
          (Address of principal executive offices, including zip code)

                                 (212) 271-7640
               (Registrants telephone number, including area code)


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      As of December 6, 2000 the issuer had outstanding 9,406,469 shares of Class A Common Stock and 2,574 shares of Class B Common Stock that are convertible into Class A Common Stock.

                               INDEX TO FORM 10-Q

                                                                            PAGE
                                                                            ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Balance sheets as of October 31, 2000 (unaudited) and July 31, 2000....     3

Statements of operations and comprehensive loss for the
three months ended October 31, 2000 (unaudited) and
October 31, 1999 (unaudited) ..........................................     4

Statements of cash flows for the three months ended October 31, 2000
(unaudited) and  October 31, 1999 (unaudited)..........................     5

Notes to financial statements..........................................   6-9

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations...................................... 10-13

PART II.  OTHER INFORMATION

Item 1. Legal proceedings..............................................    13

Item 2. Changes in Securities and Use of Proceeds......................    13

Item 6. Exhibits and Reports on Form 8-K ..............................    14

SIGNATURES.............................................................    15


                         INTERNET COMMERCE CORPORATION

                                 Balance Sheets

                                                            October 31,      July 31,
                                                               2000            2000
                                                            (unaudited)
                                                            ------------     ----------
                          ASSETS
Current assets:
     Cash and cash equivalents                              $11,190,610    $14,003,329
     Marketable securities                                      953,970
     Accounts receivable (net of allowance for doubtful
     accounts of $84,474 and $74,388, respectively)             641,188        629,087
     Note receivable                                                         5,000,000
     Prepaid expenses and other assets                          195,891        209,112
                                                            ------------     ----------
          Total current assets                               12,981,659      19,841,528

Restricted cash                                                 537,873        523,863
Prepaid acquisition costs - RTCI                                261,235        369,486
Property and equipment, net                                   1,066,379        925,596
Investment in RTCI                                            5,063,699
Software development costs, net                                 415,268        474,592
Goodwill, net                                                 2,516,194        182,927
Other assets                                                     14,237         14,237
                                                             ----------      ---------
          Total assets                                      $22,856,543    $22,332,229
                                                            ===========    ===========

                        LIABILITIES

Current liabilities:
     Accounts payable and accrued expenses                      919,159      1,090,859
     Accrued dividends                                          381,989        275,763
     Deferred revenue                                            49,382        250,000
     Capital lease obligation                                   288,233        307,677
     Deferred tax liability                                     324,390
     Other liabilities                                          137,755         86,237
                                                            ------------     ----------
          Total current liabilities                           2,100,909      2,010,536

Capital lease obligation - less current portion                 188,912        231,457
Deferred tax liability                                           24,720
                                                            ------------    ----------
          Total liabilities                                   2,314,540      2,241,993

Commitments and contingencies

                   STOCKHOLDERS' EQUITY

     Preferred stock:
       Preferred stock - 5,000,000 shares authorized, including
         10,000 series A preferred stock, 10,000 series C preferred stock and 175 series S preferred stock
       Series A preferred stock - par value $.01 per share,
         $1,000 liquidation Value per share, 568 and 668 shares
         issued and outstanding at October 31, 2000 and
         July 31, 2000, respectively                                  6              7
       Series C preferred stock - par value $.01 per share, $1,000 liquidation value per share,  44.76 votes per share;
         10,000 shares issued and outstanding at both October 31,
         2000 and July 31, 2000                                     100            100
Common stock:
       Class A - par value $.01 per share, 40,000,000 shares
         authorized, one vote per share;
         6,685,956 and 6,388,445 shares issued and outstanding
         at October 31, 2000 + and July 31, 2000, respectively   66,860         63,884
       Class B - par value $.01 per share, 2,000,000 shares
         authorized, six votes per share; 2,574 shares issued
         and outstanding at both October 31, 2000 and
         July 31, 2000                                               26             26

Additional paid-in capital                                   62,236,763     58,432,187
Accumulated deficit                                         (41,686,322)   (38,405,968)
Accumulated other comprehensive loss                            (75,430)    __________
                                                            -----------    -----------
          Total stockholders' equity                         20,542,003     20,090,236
                                                            -----------    -----------
          Total liabilities and stockholders' equity         22,856,543     22,332,229
                                                            ===========    ===========

See notes to financial statements

INTERNET COMMERCE CORPORATION

Statements of Operations and Comprehensive Loss

                                                  Three Months Ended October 31,
                                                  ------------------------------
                                                        2000            1999
                                                            (unaudited)
                                                  ------------------------------
Revenue:
     Services                                         $ 1,316,385    $  140,363
                                                      -----------    ----------
Expenses:
     Cost of services                                   1,059,014       222,931
     Product development and enhancement                  152,197       223,214
     Selling and marketing                              1,177,917       565,832
     General and administrative (excluding non-cash
        charges in connection with stock-based
        compensation of $450,111 and $0 during the
        three months ended October 31, 2000 and
        October 31, 1999, respectively)                 1,959,362       906,547

     Non-cash charges in connection with stock-based
compensation                                              450,111
                                                      -----------   -----------
                                                       (4,798,602)   (1,918,524)
                                                      -----------   -----------

Operating loss                                         (3,482,217)   (1,778,161)
                                                      -----------   -----------
Other income and expense:
     Interest and investment income                       217,799        27,759
     Interest expense                                     (15,936)      (24,264)
                                                      -----------   -----------
                                                          201,863         3,495
                                                      -----------   -----------

         NET LOSS                                      (3,280,354)   (1,774,666)

Dividends attributable to preferred stock               (106,226)
                                                      -----------   -----------

Loss attributable to common stockholders              (3,386,580)    (1,748,826)
                                                      ==========    ===========

Basic and diluted net loss per common share           $     (.51)   $      (.96)
                                                      ==========    ===========

Weighted average number of common shares outstanding
- basic and diluted net loss per common share          6,616,766      1,841,794
                                                      ==========    ===========

         NET LOSS                                     (3,280,354)    (1,774,666)
               Other comprehensive income / (loss):
                    Unrealized holding gains / (loss)    (75,430)        25,840
                                                      ------------  -----------

Comprehensive loss                                    $(3,355,784)  $(1,748,826)
                                                      ===========   ===========

See notes to financial statements

INTERNET COMMERCE CORPORATION

Statements of Cash Flows
                                                  Three Months Ended October 31,
                                                  ------------------------------
                                                      2000              1999
                                                           (unaudited)
                                                    ----------------------------
Cash flows from operating activities:
 Net loss                                          $(3,280,354)     $(1,774,666)
 Adjustments to reconcile net loss to net cash
   used in operating activities:
      Depreciation and amortization                    142,084          106,127
        Software development cost amortization          59,324            3,050
      Loss on sale of marketable securities                              14,932
      Non-cash charges for compensatory stock
        options issued                                 450,111
      Changes in assets and liabilities net of
        effects from purchase of IDC:
          Accounts receivable                          129,217         (65,394)
          Prepaid expenses and other assets             58,173           74,736
          Accounts payable and accrued expenses       (175,617)          63,414
          Deferred revenue                            (270,206)
          Other liabilities                             14,757          (16,449)
                                                    ----------       ----------
          Net cash used in operating activities     (2,872,511)      (1,594,250)
                                                    -----------      ----------
Cash flows from investing activities:
   Payment for purchase of IDC, net of cash
     acquired                                         103,847
   Purchases of property and equipment               (102,713)          (34,029)
   Purchase of certificate of deposits                (14,010)
   Proceeds from sales of marketable securities                       1,988,163
                                                    ----------        ---------
          Net cash (used in) provided by
             investing activities                     (12,876)        1,954,134
                                                    ----------        ---------
Cash flows from financing activities:
   Proceeds from exercise of employee stock
     options                                          154,912            20,059
   Payments of capital lease obligations              (82,244)          (41,469)
                                                    ---------         ---------

          Net cash provided by (used in)               72,668           (21,410)
            financing activities                    ---------         ---------

Net (decrease) increase in cash and cash
  equivalents                                      (2,812,719)          338,474

Cash and cash equivalents, beginning of period     14,003,329           114,258
                                                   ----------         ---------

Cash and cash equivalents, end of period          $11,190,610        $  452,732
                                                  ===========        ==========

Supplemental disclosure of cash flow
  information:
     Cash paid for interest during the period     $    15,936        $   24,264
     Noncash investing and financing activities:
         Issuance of common stock for settlement                        176,000

         Property acquired under capital lease                           47,022

         Conversion of note to equity of RTCI       5,063,699
         Accrued dividends on preferred stock         106,226
         Unrealized loss in marketable securities      75,430            25,840

         Conversion of series A preferred
           stock to class A common stock                  200

         Fair value of assets acquired from
           purchase of IDC                          3,788,387
         Payment for purchase of IDC, net of
           cash acquired                            3,308,754
              Liabilities assumed from IDC            479,633

See notes to financial statements

INTERNET COMMERCE CORPORATION

Notes to Financial Statements
October 31, 2000


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three-month period ended October 31, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2001.

The balance sheet at July 31, 2000 has been derived from the audited financial statements at that date, but does not include all the footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the audited financial statements and footnotes thereto included in Internet Commerce Corporation's (the "Company" or "ICC") Annual Report on Form 10-KSB for the fiscal year ended July 31, 2000.

NOTE B - ORGANIZATION AND NATURE OF BUSINESS

The Company was incorporated under the name Infosafe Systems, Inc. in November 1991 in the State of Delaware.

ICC provides Internet-based e-commerce service for the business-to-business marketplace. ICC.NET is a secure, low-cost, real-time transaction system for exchanging and managing, data, documents, Electronic Data Interchange ("EDI"), graphics, audio and video for commercial trading partners of any size. The ICC.NET system bridges legacy e-commerce investments to the Internet. Through its purchase of Intercoastal Data Corporation ("IDC"), ICC also licenses EDI software and provides EDI services.

ICC began the development of its ICC.NET or CommerceSense(R) service in 1997, introduced ICC.NET for beta testing in November 1997 and launched the first version of ICC.NET commercially in April 1999. The ICC.NET system uses the Internet and proprietary technology to deliver the Company's customers' documents and data files to members of their trading communities, many of which have incompatible systems, by translating the documents and data files into any format required by the receiver. The system can be accessed using a standard Web browser or virtually any other communications protocol.

NOTE C - SIGNIFICANT ACCOUNTING POLICIES AND PROCEDURES

Revenue recognition:

The Company's revenues from its ICC.NET service are derived from subscription fees which include transaction, mailbox and fax transmission fees. The Company also derives revenues through implementation fees, consulting and interconnection fees.

Subscription fees are charged for the use of the Company's ICC.NET service, which include both fixed and usage-based fees. These fees are recognized currently, provided that all of the following conditions are met: a license agreement has been signed, the electronic data has been delivered, there are no material uncertainties regarding customer acceptance and collection of the resulting receivable is reasonably assured. Implementation fees are generally billed in the period the new customer is activated. Consulting fees are recognized as services are performed.

INTERNET COMMERCE CORPORATION

Notes to Financial Statements
October 31, 2000


NOTE C - SIGNIFICANT ACCOUNTING POLICIES AND PROCEDURES (CONTINUED)

The Company's revenues from licensing EDI software and from providing EDI services consist primarily of consulting services, licensing fees and customer support. Such revenues are accounted for in accordance with the American Institute of Certified Public Accountants' Statement of Position 97-2, "Software Revenue Recognition". Revenue from the license of software is recognized after shipment of the software and the fulfillment of acceptance, provided no significant obligations remain and collection of the resulting receivable is deemed probable. Revenues from installation, consulting and education seminars are recognized when services are provided and revenue from support contracts are recognized ratably over the life of the contract.

NOTE D - MARKETABLE SECURITIES

The following is a summary of securities that are available for sale:

                                               Gross Unrealized
                                              ------------------
                                   Cost       Gains       Losses    Fair Value
                                ----------  ----------  ---------   ----------
Corporate equity securities     $1,029,400  $           $  75,430   $ 953,970
                                ==========  ==========  =========   =========


NOTE E - INVESTMENT IN RTCI

On August 15, 2000, the $5,000,000 note receivable and unpaid accrued interest on the note receivable were converted into common stock of RTCI.

NOTE F - ACQUISITION

On August 3, 2000, ICC consummated a merger with IDC (the "IDC Merger"). All issued and outstanding shares of IDC were converted into a total of 190,861 shares of ICC class A common stock. The former stockholders of IDC have the right to receive additional shares of ICC class A common stock equal to the difference between the number of shares calculated at the closing date and the number of shares of ICC class A common stock calculated using the value of ICC class A common stock on the date the registration statement ICC has filed covering the resale of these shares becomes effective, up to a total of an additional 47,715 shares.

It is the opinion of management that this transaction qualifies as a tax-free reorganization within the meaning of section 368(a) of the Internal Revenue Code of 1986.

The acquisition of IDC was accounted for under the purchase method of accounting and accordingly, the assets and liabilities were recorded based on their fair values at the date of acquisition and the results of operations have been included in the financial statements for the period subsequent to acquisition.

INTERNET COMMERCE CORPORATION

Notes to Financial Statements
October 31, 2000


NOTE F - ACQUISITION (CONTINUED)

The allocation of the purchase price is summarized below:

             Purchase Price:
                Acquisition cost                     $ 3,308,754
                Transaction costs                        243,286
                                                 ----------------
                    Total purchase price             $ 3,552,040
                                                 ================
             Fair value of assets acquired:
                Marketable securities                $ 1,029,400
                Fixed assets                              79,931
                Other assets                             488,852
                Liabilities assumed                     (479,633)
                                                 ----------------
                     Fair value of net assets
                       acquired                        1,118,550
                                                 ----------------
             Cost in excess of net assets
               acquired                              $ 2,433,490
                                                 ================
             Payment of Purchase Price:
                Common stock and additional          $ 3,308,754
                   paid-in capital
                Transaction costs                        243,286
                                                 ----------------
                                                     $ 3,552,040
                                                 ================


The cost in excess of net assets acquired is being amortized over a period of ten years and is included in general and administration expenses in the statement of operations.

The following table presents unaudited pro forma results assuming we had acquired each of IDC and RTCI (see Note H) at the beginning of fiscal year 2000. This information may not necessarily be indicative of our future combined results.


             Revenues                               $ 10,002,000
             Net loss                               $(24,022,322)
             Basic and diluted loss per share       $      (4.49)


NOTE G - STOCKHOLDERS' EQUITY

[1]       Series A preferred stock:

   In August 2000, one hundred shares of ICC series A preferred stock were converted into 20,000 shares of ICC class A common stock.

[2]       Stock options:

   During the three-month period ended October 31, 2000, current and former employees of ICC exercised stock options for 86,650 shares of class A common stock.

INTERNET COMMERCE CORPORATION

Notes to Financial Statements
October 31, 2000


NOTE H - SUBSEQUENT EVENT

Acquisition of Research Triangle Commerce, Inc.

On November 6, 2000, ICC completed the acquisition of Research Triangle Commerce, Inc. ("RTCI"), pursuant to an Agreement and Plan of Merger dated June 14, 2000 (the "Merger Agreement"). RTCI is a vertically integrated electronic commerce ("EC") services firm that specializes in solutions involving XML (eXtensible Markup Language), EDI and EAI (Enterprise Application Integration), and provides EC consulting, outsourced EC services and technical resource management.

Under the terms of the Merger Agreement, RTCI's outstanding shares of common stock were converted into approximately $2.5 million of cash and 2,719,024 shares of ICC class A common stock and RTCI's options and warrants were converted into options and warrants of ICC with the right to receive upon exercise an aggregate of 394,905 shares of ICC class A common stock and approximately $100,000 of cash. The cash portion of the purchase price was funded from cash acquired from RTCI.

The acquisition of RTCI was accounted for under the purchase method of accounting and accordingly, the assets and liabilities were recorded based on their fair values at the date of acquisition and the results of operations have been included in the financial statements for the period subsequent to the acquisition.

The purchase price was allocated between the fair value of the net assets acquired of approximately $11 million and the purchase price in excess of the acquired assets of approximately $14 million. The purchase price in excess of the acquired assets is being amortized over a period of ten years. Other intangible assets acquired from RTCI were its workforce valued at $4 million, its mapping technology valued at $4.8 million and its customer list valued at $100,000. The value of the workforce and mapping technology are being amortized over a period of five years and the value of the customer list is being amortized over a period of ten years.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains a number of "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Specifically, all statements other than statements of historical facts included in this Report regarding our financial position, business strategy and plans and objectives of management for future operations are forward-looking statements. These forward-looking statements are based on the beliefs of management, as well as assumptions made by and information currently available to management. When used in this report, the words "anticipate," "believe," "estimate," "expect," "may," "will," "continue" and "intend," and words or phrases of similar import, as they relate to our financial position, business strategy and plans, or objectives of management, are intended to identify forward-looking statements. These "cautionary statements" reflect our current view with respect to future events and are subject to risks, uncertainties and assumptions related to various factors including, without limitation, those listed below the heading "Overview" and in our registration statements and periodic reports filed with the Securities and Exchange Commission under the Securities Act and the Exchange Act.

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

We developed our ICC.NET service as an alternative to the EDI services that are currently provided by traditional VANs that offer their services primarily using dedicated telecommunications links. Our ICC.NET service translates and transmits electronic documents, such as purchase orders, requests for proposals and receipts, images and other data over the Internet as well as other traditional telecommunication services if the customer so chooses.

We are currently focusing on our ICC.NET service. As a result, our revenue for the foreseeable future is almost entirely dependent on the success of this service, including, but not limited to, the number of customers who subscribe to the service and the volume (in kilocharacters) of the data, documents or other information they send or retrieve utilizing our service and revenue derived from our new EDI service bureau. We will need to generate significant revenue to achieve and maintain profitability. If we do not increase our revenue significantly, we will continue to be unprofitable.

We expect to base our expenditures on our plans and estimates of future revenue. We may be unable to adjust spending in a timely manner if we experience an unexpected shortfall in our revenue. As a result, we may not achieve profitability.

Results of Operations and Financial Condition

Three Months Ended October 31, 2000 Compared with Three Months Ended October 31, 1999.

Our revenue was $1,316,000 and $140,000 in the three months ended October 31, 2000 (the "2001 Quarter") and October 31, 1999 (the "2000 Quarter"), respectively. Revenue related to our ICC.NET service, which include transaction, mailbox and consulting fees, increased $515,000 in the 2001 Quarter from the 2000 Quarter. The increase in ICC.NET service revenue was the result of an increase in the number of billable customers and transaction volume for the 2001 Quarter compared to the 2000 Quarter. We also recognized $411,000 in revenue in the 2001 Quarter from our EDI service bureau which was acquired with our purchase of IDC on August 3, 2000. The service bureau's revenue was primarily generated from the services performed, licensing fees and customer support. In the 2001 Quarter, we also recognized $250,000 from guaranteed payments received from Hightech International Services GmbH, a subsidiary of ThyssenKrupp Information Services GmbH ("TKIS"), under a Joint Services Agreement dated July 28, 2000.

Cost of services increased to $1,059,000 in the 2001 Quarter from $223,000 in the 2000 Quarter. In the 2001 Quarter salaries and related employee benefits increased $302,000. Expenses related to customer and technical support provided by our product development and enhancement employees increased $129,000. Service costs related to an agreement with Sector, Inc. ("Sector") increased $37,000 primarily from increased service fees in the 2001 Quarter. Sector is a wholly-owned subsidiary of SIAC (Securities Industry Automation Corporation) which is a joint subsidiary of the New York and American Stock Exchanges. Sector provides us with a computer room facility in the SIAC Data Center. We use this facility to house our servers and communications infrastructure. In addition, amortization of capitalized software increased $56,000, data lines and support increased $65,000 and costs of consultants increased $88,000 in the 2001 Quarter. The remaining increase of $159,000 was primarily attributable to overhead costs. Included in the above increases was $160,000 in expenses incurred by our new EDI service bureau division. Personnel related to cost of services increased to 47 at the end of the 2001 Quarter from 29 at the end of 2000 Quarter.

Product development and enhancement costs related to the maintenance and improvement of our ICC.NET service decreased to $152,000 in the 2001 Quarter from $223,000 in the 2000 Quarter. In the 2001 quarter salaries and related employee benefits increased $232,000 and costs incurred for consultants increased $59,000. These increases were offset by amounts charged to cost of services, selling and marketing and general and administration expenses in the amount of $438,000. The remaining increase of $76,000 was primarily attributable to overhead costs. Personnel related to product development and enhancements increased to 18 at the end of the 2001 Quarter from 11 at the end of the 2001 Quarter.

Selling and marketing expenses increased to $1,178,000 in the 2001 Quarter from $566,000 in the 2000 Quarter. The increase reflects spending related to our expanded selling and marketing efforts. Salaries and related employee benefits increased $311,000 in the 2001 Quarter. Expenses relating to selling and marketing efforts of our development and enhancement employees increased $37,000. Expenses related to travel, advertising and trade shows, and for consultants increased $34,000, $118,000 and $63,000 respectively. The remaining increase of $49,000 was primarily attributable to overhead costs. Included in the above increases were $24,000 in expenses incurred by our new EDI service bureau division. Personnel related to selling and marketing increased to 23 at the end of the 2001 Quarter from 10 at the end of the 2000 Quarter.

General and administrative costs increased to $1,959,000 in the 2001 Quarter from $907,000 in the 2000 Quarter. The increase is attributable to an increase in recruitment fees, salaries and related employee benefits of $335,000 and an increase in professional fees and consulting fees of $209,000. General and administration expenses incurred by our development and enhancement employees increased by $271,000. Fees paid to the Nasdaq Stock Market, Inc. increased $69,000 primarily due to initial listing fees for listing our class A common stock on the Nasdaq National Market. Amortization of goodwill increased $61,000 relating to our purchase of IDC. The remaining increase of $107,000 was primarily attributable to overhead costs. Included in the above increases were $118,000 in expenses incurred by our new EDI service bureau division. Personnel related to general and administrative functions increased to 26 at the end of the 2001 Quarter from 17 at the end of the 2000 Quarter.

Non-cash charges in connection with compensation and services were $450,000 in the 2001 Quarter and $0 in the 2000 Quarter. In March 2000, ICC granted options to purchase 100,000 shares of class A common stock in connection with a consulting agreement with a former executive officer and board member. The options were valued at $6,318,850 and were being amortized as consulting expense over the term of the consulting agreement. Non-cash charges for these options amounted to $450,000 during the 2001 Quarter. On September 22, 2000, the former board member surrendered the options; accordingly we will not be required to take any charges in connection with these options in the future.

We earned income from investments of $218,000 in the 2001 Quarter and $28,000 in the 2000 Quarter. The increase in the 2001 Quarter was due to higher average cash balances in the 2001 Quarter compared to the 2000 Quarter.

Interest expense decreased to $16,000 in the 2001 Quarter from $24,000 in the 2000 Quarter. The decrease was due to a decrease in the principal balances of our capital leases.

The net loss in the 2001 Quarter was $3,280,000 compared to $1,775,000 in the 2000 Quarter. The net loss in the 2001 Quarter included non-cash charges for compensation in connection with stock-based compensation in the amount of $450,000.

Liquidity and Capital Resources

Current assets decreased to $12,982,000 as of October 31, 2000 from $19,842,000 as of July 31, 2000. The decrease was primarily due to a decrease in cash and cash equivalents of $2,813,000, an increase in marketable securities of $954,000 and a decrease of a note receivable in the amount of $5,000,000. The decrease in cash and cash equivalents was primarily due to cash used in operations. The increase in marketable securities resulted from the purchase of IDC. The decrease of the note receivable was due to the conversion of the note (including accrued interest) into common stock of RTCI on August 15, 2000.

Total assets increased to $22,857,000 as of October 31, 2000 from $22,332,000 as of July 31, 2000. The increase was primarily due to an increase in goodwill of $2,333,000, a decrease in cash and cash equivalents and an increase in marketable securities. The increase in goodwill is primarily the result goodwill recognized from the purchase of IDC.

Total liabilities increased to $2,315,000 as of October 31, 2000 from $2,242,000 as of July 31, 2000. The increase was primarily the result of an increase of current and non-current deferred tax liability of $349,000 and a decrease in deferred revenue of $201,000. The deferred tax liability arose from the differences between the tax and book basis of assets acquired from the purchase of IDC. The decrease in deferred revenue was primarily the result of recognizing revenues generated from our agreement with TKIS.

At October 31, 2000 we had working capital of $10,881,000.

We have financed our operations through private placements during fiscal 1994, our initial public offering during fiscal 1995 (the "IPO"), a private placement in March 1997, a private placement of bridge note units during fiscal 1998 and 1999, a private placement of series A preferred stock in April 1999 and private placements of our class A common stock, series C preferred stock and warrants in November 1999. We anticipate losses through fiscal 2001 as we continue to expand commercial markets for our ICC.NET service and EDI service bureau.

Our principal sources of liquidity, which consisted of cash and cash equivalents and marketable securities, decreased to $12,145,000 as of October 31, 2000 compared to $14,003,000 as of July 31, 2000. Net cash used in operating activities was $2,873,000 for the 2001 Quarter compared to $1,594,000 for the 2000 Quarter. The increase in cash used in operating activities was primarily the result of increased expenses in connection with building our infrastructure. Cash flows used in investing activities were $13,000 for the 2001 Quarter compared to $1,954,000 provided by investing activities for the 2000 Quarter. The decrease in cash provided by investing activities was primarily due to marketable securities that were converted into cash in the 2000 Quarter. No such transaction occurred in the 2001 Quarter. Net cash provided by financing activities was $73,000 in the 2001 Quarter and net cash used in financing activities was $21,000 in the 2000 Quarter. The increase in cash provided by financing activities was primarily the result of a larger number of stock option exercises in the 2001 Quarter compared to the 2000 Quarter.

We have a net operating loss carryforward of approximately $52 million to offset future taxable income for federal income tax purposes. The utilization of the loss carryforward to reduce any such future income taxes will depend on our ability to generate sufficient taxable income prior to the expiration of the net operating loss carryforwards. The carryforward expires from 2007 to 2020. The Internal Revenue Code of 1986, as amended, and the regulations promulgated thereunder contain provisions which limit the use of available net operating loss carryforwards in any given year should significant changes (greater than 50%) in ownership interests occur. Due to the IPO, the net operating loss carryover of approximately $1.9 million incurred prior to the IPO will be subject to an annual limitation of approximately $400,000 until that portion of the net operating loss is utilized or expires. Also, due to the private placement of series A preferred stock in 1999, the net operating loss carryover of approximately $18 million incurred prior to the private placement will be subject to an annual limitation of approximately $1 million until that portion of the net operating loss is utilized or expires.

PART II.  OTHER INFORMATION

Item 1:  Legal Proceedings

In October 2000, Thomas Lipscomb, a former President and Chief Executive Officer of the Company, commenced an action against Alan Alpern, a former officer of the Company, and against Arthur Medici, a former officer and a current director of the Company, in the Supreme Court of the State of New York, County of New York. In the action, Mr. Lipscomb claims that Messrs. Alpern and Medici tortuously interfered with his employment agreement with the Company. Mr. Lipscomb seeks compensatory damages of $672,000 and punitive damages of $1 million. Both Messrs. Alpern and Medici have requested that the Company indemnify them pursuant to its by-laws, requests that the Company is currently considering. It is the Company's understanding that both Messrs. Alpern and Medici intend to defend the action vigorously.

Item 2: Changes in Securities and Use of Proceeds

In connection with the IDC Merger, we issued a total of 190,861 shares of ICC class A common stock to the six former shareholders of IDC for all of the issued and outstanding shares of IDC. On September 15, 2000, ICC filed with the Securities and Exchange Commission a registration statement on Form S-3 registering the resale of these shares. If the average market value of the shares for the ten days ending four days prior to the effective date of the registration statement is less than the average value of the shares for the ten days ending four days prior to the effective time of the IDC Merger ($17.34 per share), ICC will issue up to an additional 47,715 shares to the IDC Sellers.

All of the securities described in this section were issued by ICC in a transaction not involving a public offering, to investors that made representations that the securities were purchased with investment intent and not with an intent to distribute the securities. The issuance of the securities was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

Item 6: Exhibits and Reports on Form 8-K

(a) Exhibits. The following documents are filed as exhibits to this Quarterly Report on Form 10-Q, including those exhibits incorporated herein by reference to a prior filing of ICC under the Securities Act or the Exchange Act as indicated in parenthesis:

Exhibit
Number           Description
------           -----------

2.1               Agreement and Plan of Merger among ICC, ICC Acquisition
                  Corporation, Inc., a wholly-owned subsidiary of ICC,
                  Research Triangle Commerce, Inc., or RTCI, and the selling shareholders of RTCI (1)
2.2               Agreement and Plan of Merger among ICC, IDC, and the
                  selling shareholders of IDC (2)
10.1              Lease Agreement, dated as of August 2, 2000, by and between
                  IDC Realty, LLC as landlord and ICC as tenant relating to the rental of an approximately 8,000 square feet facility used by
                  ICC's IDC division (3)
27.1*             Financial Data Schedule

* Filed with this quarterly report.

(1) Incorporated by reference to ICC's current report on form 8-K dated June 15, 2000
(2) Incorporated by reference to ICC's current report on form 8-K dated August 11, 2000
(3) Incorporated by reference to ICC's annual report on form 10-KSB for the year ended July 31, 2000

(b)   Reports on Form 8-K

On August 11, 2000, we filed a Current Report on Form 8-K to report the acquisition of IDC. Historical financial statements of IDC as of January 31, 2000 and 1999 and for the years then ended and pro-forma financial information were filed with this report. The combined condensed pro forma balance sheet combines ICC and RTCI and IDC as of April 30, 2000, as if each acquisition had occurred on April 30, 2000. The pro forma statements of operations combine ICC's, RTCI's and IDC's historical results of operations for the twelve months ended July 31, 1999 and the nine months ended April 30, 2000, as if each acquisition had occurred on August 1, 1998.

On September 7, 2000, we filed a Current Report on Form 8-K to report the financial statements of RTCI as of and for the years ended December 31, 1998 and 1999 and as of and for the six months ended June 30, 1999 and 2000.

On September 11, 2000, we filed a Current Report on Form 8-K to report the financial statements of IDC as of and for the three and six months ended July 31, 2000 and 1999.

On October 13, 2000, we filed a Current Report on Form 8-K to report the combined condensed pro-forma financial statements of ICC, RTCI and IDC as of July 31, 2000 and for the fiscal year ended July 31, 2000, as if each acquisition had occurred on August 1, 1999.

                                   SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         INTERNET COMMERCE CORPORATION
                                         -----------------------------
                                         (Registrant)

Date:  December 6, 2000                  By: /s/ Geoffrey S. Carroll
                                             ----------------------------------
                                             Dr. Geoffrey S. Carroll
                                             President and Chief Executive
                                             Officer
                                             (Principal Executive Officer)


Date:  December 6, 2000                  By: /s/ Walter M. Psztur
                                             ----------------------------------
                                             Walter M. Psztur
                                             Chief Financial Officer
                                             (Principal Financial and
                                             Accounting Officer)