Form 10-Q
period 2001-01-31
INTERNET COMMERCE CORP
filed 2001-03-09
CIK 894738

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                                  -------------


|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended January 31, 2001


|_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____ to ____



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


                                 (212) 271-7640
              (Registrant's telephone number, including area code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      As of March 8, 2000 the registrant had outstanding 9,511,848 shares of Class A Common Stock and 2,574 shares of Class B Common Stock that are convertible into Class A Common Stock.

                               INDEX TO FORM 10-Q

                                                                            PAGE

PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

Consolidated balance sheets as of January 31, 2001
      (unaudited) and July 31, 2000......................................     3

Consolidated statements of operations and comprehensive
      loss for the six and three months ended January 31, 2001
      and January 31, 2000 (unaudited)...................................     4

Consolidated statements of cash flows for the six months
      ended January 31, 2001 and January 31, 2000 (unaudited)............     5

Notes to consolidated financial statements...............................  6-10

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations............................  11-16

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings..............................................     16

Item 2.  Changes in Securities and Use of Proceeds......................     16

Item 6.  Exhibits and Reports on Form 8-K ..............................     17

SIGNATURES..............................................................     19

INTERNET COMMERCE CORPORATION

Consolidated Balance Sheets

                                                          January 31,   July 31,
                                                             2001         2000
                                                         (unaudited)
                                                        ------------   ---------
                          ASSETS
Current assets:
  Cash and cash equivalents                            $ 6,673,187   $14,003,329
  Marketable securities                                  1,010,912
  Accounts receivable (net of allowance for doubtful     1,733,847       629,087
accounts of $30,993 and $74,388, respectively)
  Note receivable                                                      5,000,000
  Prepaid expenses and other assets                        501,413       209,112
                                                       -----------   -----------
    Total current assets                                 9,919,359    19,841,528

Restricted cash                                            542,025       523,863
Prepaid acquisition costs                                                369,486
Property and equipment, net                              2,233,957       925,596
Software development costs, net                            355,944       474,592
Goodwill, net                                           18,456,482       182,927
Intangibles                                              9,526,600
Other assets                                               155,590        14,237
                                                       -----------   -----------
    Total assets                                       $41,189,957   $22,332,229
                                                       ===========   ===========
                        LIABILITIES
Current liabilities:
  Accounts payable and accrued expenses                $ 1,590,027   $ 1,090,859
  Accrued dividends                                        488,072       275,763
  Deferred revenue                                         167,252       250,000
     Capital lease obligation                              277,455       307,677
     Deferred tax liability                                324,390
     Other liabilities                                     212,583        86,237
                                                       -----------   -----------
          Total current liabilities                      3,059,779     2,010,536

Capital lease obligation - less current portion            528,975       231,457
Deferred tax liability                                   4,522,920
                                                       -----------   -----------
          Total liabilities                              8,111,674     2,241,993

Commitments and contingencies

                   STOCKHOLDERS' EQUITY Preferred stock:

     Preferred stock - 5,000,000 shares authorized,
including 10,000 series A
        preferred stock, 10,000 series C preferred
        stock Series A preferred stock - par value $.01
        per share, $1,000 liquidation value per share,
        525 and 668 shares issued and outstanding at
        January 31, 2001 and July 31, 2000, respectively         5            7
     Series C preferred stock - par value $.01 per share,
       $1,000 liquidation value per share,  44.76 votes
       per share; 10,000 shares issued and outstanding at
       both January 31, 2001 and July 31, 2000                 100          100
Common stock:
     Class A - par value $.01 per share, 40,000,000 shares
       authorized, one vote per share; 9,490,472 and
       6,388,445 shares issued and outstanding at
       January 31, 2001 and July 31, 2000, respectively     94,905       63,884
     Class B - par value $.01 per share, 2,000,000 shares
       authorized, six votes per share; 2,574 shares
       issued and outstanding at both January 31, 2001
       and July 31, 2000                                        26           26
Additional paid-in capital                              79,364,858   58,432,187
Accumulated deficit                                    (46,363,123) (38,405,968)
Accumulated other comprehensive loss                       (18,488)
                                                        ----------  ------------
          Total stockholders' equity                    33,078,283   20,090,236
                                                        ----------   ----------
          Total liabilities and stockholders' equity   $41,189,957  $22,332,229
                                                       ===========   ==========

See notes to consolidated financial statements

INTERNET COMMERCE CORPORATION

Consolidated Statements of Operations and Comprehensive Loss

                                      Three Months Ended              Six Months Ended
                                         January 31,                     January 31,
                                 -------------------------      ----------------------------
                                      2001           2000            2001           2000
                                 -----------    -------------    ------------    -----------
Revenue:
  Services                       $  2,582,385    $    202,661    $  3,898,770    $    343,024
                                 ------------    ------------    ------------    ------------
Expenses:
  Cost of services                  2,282,194         538,737       3,341,209         761,668
  Product development and
     enhancement                      285,445         133,478         437,642         356,692
  Selling and marketing             1,526,128         606,741       2,704,046       1,172,573
  General and administrative        3,301,939         955,634       5,261,301       1,862,181
  Non-cash charges in
     connection with
     compensation and services                      3,311,257         450,110       3,311,257
                                 ------------    ------------    ------------    ------------
                                    7,395,706       5,545,847      12,194,308       7,464,371
                                 ------------    ------------    ------------    ------------
Operating Loss                     (4,813,321)     (5,343,186)     (8,295,538)     (7,121,347)
                                 ------------    ------------    ------------    ------------
Interest and Investment
Income                                159,230         111,732         377,029         139,492
Interest expense                      (22,710)        (12,843)        (38,647)        (37,108)
                                 ------------    ------------    ------------    ------------
                                      136,520          98,889         338,382         102,384
                                 ------------    ------------    ------------    ------------
NET LOSS                         $ (4,676,801)  $  (5,244,297)   $ (7,957,156)  $  (7,018,963)
                                 ============    ============    ============    ============
Dividends attributable to
preferred stock                      (106,083)                       (212,309)
                                 ------------    ------------    ------------    ------------
Loss attributable to common
shareholders                     $ (4,782,884)  $  (5,244,297)   $ (8,169,465)  $ (7,018,963
                                 ============    ============    ============    ============
Basic and diluted loss
  per common share               $       (.52)   $      (1.73)   $      (1.03)   $     (2.48)
                                 ============    ============    ============    ============
Weighted average number of
  common shares outstanding
  --basic and diluted loss
  per share                         9,262,204       3,024,206       7,946,713      2,821,662
                                 ============    ============    ============    ============

NET LOSS                         $ (4,676,801)   $ (5,244,297)   $ (7,957,156)  $ (7,018,963)
                                 ============    ============    ============    ============
Other comprehensive income:
  Unrealized holding gains             56,942           4,160         (18,488)        30,000
                                 ------------    ------------    ------------    ------------
Comprehensive loss                 (4,619,859)     (5,240,137)     (7,975,644)    (6,988,963)
                                 ============    ============    ============    ============

See notes to consolidated financial statements

INTERNET COMMERCE CORPORATION

Consolidated Statements of Cash Flows

                                                    Six Months Ended January 31,
                                                    ----------------------------
                                                       2001             2000
                                                             (unaudited)
                                                    ----------------------------
Cash flows from operating activities:
 Net loss                                           $(7,957,156)    $(7,018,963)
 Adjustments to reconcile net loss to net
cash
   used in operating activities:
      Depreciation and amortization                   1,122,451         280,254
      Software development cost amortization            118,648
      Loss on sale of marketable securities                              14,938
      Non-cash charges for compensatory                 450,111       3,311,257
stock options issued
      Changes in assets and liabilities net of
        effects from acquisitions:
          Accounts receivable, net                     (369,291)       (120,332)
          Prepaid expenses and other assets             330,388         (42,555)
          Accounts payable, notes payable
          and accrued expenses                         (311,247)       (317,190)
          Deferred revenue                             (341,502)
          Other liabilities                              41,234
                                                   ------------    ------------
          Net cash used in operating activities      (6,916,364)     (3,892,591)
                                                   ------------    ------------
Cash flows from investing activities:
   Payment for purchase of acquisitions, net
     of cash acquired                                  (391,352)
   Purchases of property and equipment                  (50,125)       (121,553)
   Purchase of certificate of deposits                  (18,162)        (77,909)
   Proceeds from sales of marketable
     securities                                                       1,987,126
                                                   ------------    ------------
          Net cash (used in) provided by
            investing activities                       (459,639)      1,787,664
                                                   ------------    ------------
Cash flows from financing activities:
   Proceeds from preferred stock                                     10,000,000
   Proceeds from issuance of common stock                             9,499,776
   Proceeds from exercise of employee stock
     options                                            196,265         201,480
   Proceeds from exercise of warrants                                 1,464,042
   Payments of capital lease obligations               (150,404)        (61,380)
                                                   ------------    ------------
          Net cash provided by financing
            activities                                   45,861      21,103,918
                                                   ------------    ------------
Net (decrease) increase in cash and cash
  equivalents                                        (7,330,142)     18,998,991

Cash and cash equivalents, beginning of
  period                                             14,003,329         114,258
                                                   ------------    ------------
Cash and cash equivalents, end of period           $  6,673,187    $ 19,113,249
                                                   ============    ============
Supplemental disclosure of cash flow
information:
     Cash paid for interest during the period      $     14,084    $     37,108
     Noncash investing and financing activities:
         Issuance of common and preferred
           stock for settlement                                         176,000
         Property acquired under capital
           lease                                                         64,331
         Accrued dividends on preferred stock           212,309
         Unrealized loss in marketable
           securities                                    18,488
         Conversion of series A preferred
           stock to class A common stock                    343
         Additional shares issued to IDC                    477

  Fair value of assets acquired through
business combinations
         Fair value of assets acquired               29,728,423
through business combinations
         Payment for purchase of                     27,807,331
acquisitions, net of cash acquired
              Liabilities assumed from                1,921,092
business combinations

See notes to consolidated financial statements

INTERNET COMMERCE CORPORATION

Notes to Consolidated Financial Statements
January 31, 2001

 NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the six-month period ended January 31, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2001.

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

Through the acquisition of Intercoastal Data Corporation ("IDC") on August 3, 2000, ICC has expanded its capabilities to include an EDI service bureau division, which consists primarily of EDI services, licensing fees and software sales. The acquisition of Research Triangle Commerce, Inc. ("RTCI") on November 6, 2000, provides ICC with a broad range of eConsulting service capabilities, including strategic services, project management, implementation and staff augmentation. RTCI also offers electronic commerce and EDI education and training through its education division. RTCI is also a world-class provider of EDI, enterprise application integration ("EAI") and B2B e-commerce mapping services.

NOTE C - SIGNIFICANT ACCOUNTING POLICIES AND PROCEDURES

Revenue recognition:

The Company derives its revenue from subscriptions to its ICC.NET service, which include transaction, mailbox and fax transmission fees. The subscription fees are both fixed and usage-based fees. The Company also derives revenue through implementation fees and interconnection fees. Implementation fees are generally billed in the period the new customer is activated.

The Company also provides a broad range of its professional services including EDI, B2B eCommerce, mapping services, EAI, eConsulting, and EDI education and training at seminars hosted by leading universities around the

INTERNET COMMERCE CORPORATION

Notes to Consolidated Financial Statements
January 31, 2001

United States. Revenue from services not involving the sale of software is recognized over the period in which services are provided to customers according to individual contract terms. Revenue from consulting and education seminars is recognized when services are provided and revenue support contracts are recognized ratably over the life of the contract. Revenue from the service bureau includes revenue from licensing EDI software and providing EDI services (which consist primarily of software sales, licensing fees and customer support). The Company accounts for its subscription and EDI software licenses in accordance with the American Institute of Certified Public Accountants' Statement of Position 97-2, "Software Revenue Recognition". Revenue from subscriptions is recognized currently, provided that all of the following conditions are met: a non-cancelable license agreement has been signed, the electronic data has been delivered, there are no material uncertainties regarding customer acceptance and collection of the resulting receivable is reasonably assured.

Revenue from the license of software is recognized after shipment of the software and the fulfillment of acceptance, provided no significant obligations remain and collection of the resulting receivable is deemed probable. In the event services are billed prior to performing work, revenue is deferred and recognized over the period the work is performed.

NOTE D - MARKETABLE SECURITIES

The following is a summary of securities that are available for sale:

                                              Gross Unrealized
                                            ---------------------
                                  Cost        Gains      Losses    Fair Value
                               -----------  ----------  ---------  ------------
Corporate equity securities    $1,029,400   $            $18,488   $ 1,010,912
                               ===========  ==========  =========  ============

NOTE E - ACQUISITIONS

Acquisition of IDC

On August 3, 2000, ICC consummated a merger with IDC (the "IDC Merger"). All issued and outstanding shares of IDC were converted into a total of 190,861 shares of ICC class A common stock. The former stockholders of IDC received 47,715 additional shares of ICC class A common stock equal to the difference between the number of shares calculated at the closing date and the number of shares of ICC class A common stock calculated using the value of ICC class A common stock on December 5, 2000, the date the registration statement ICC filed covering the resale of these additional shares became effective under the Securities Act of 1933, as amended (the "Securities Act").

It is the opinion of management that the IDC acquisition qualifies as a tax-free reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1986.

The IDC merger was accounted for under the purchase method of accounting and accordingly, the assets and liabilities were recorded based on their fair values at the date of acquisition and the results of operations have been included in the financial statements for the period subsequent to acquisition.

The allocation of the purchase price is summarized below:

INTERNET COMMERCE CORPORATION

Notes to Consolidated Financial Statements
January 31, 2001

             Purchase Price:
                Acquisition cost                          $ 3,308,754
                Transaction costs                             256,972
                                                          -----------
                    Total purchase price                  $ 3,565,726
                                                          ===========
             Fair value of assets acquired:
                Marketable securities                     $ 1,029,400
                Fixed assets                                   79,931
                Other assets                                  508,871
                Liabilities assumed                         (479,633)
                                                          ----------
             Fair value of net assets acquired             1,138,569
                                                          ----------
             Cost in excess of net assets acquired       $ 2,427,157
                                                         ===========
             Payment of Purchase Price:
                Common stock and additional
                  paid-in capital                        $ 3,308,754
                Transaction costs                            256,972
                                                         -----------
                                                         $ 3,565,726
                                                         ===========

NOTE E - ACQUISITIONS (CONTINUED)

The cost in excess of net assets acquired is being amortized over a period of ten years and is included in general and administration expenses in the statement of operations.

Acquisition of RTCI

On November 6, 2000, ICC completed the acquisition of RTCI pursuant to an Agreement and Plan of Merger dated June 14, 2000 (the "Merger Agreement"). RTCI is a vertically integrated electronic commerce services firm that specializes in solutions involving XML (eXtensible Markup Language), EDI and EAI and provides electronic commerce ("EC") consulting, outsourced EC services and technical resource management.

Under the terms of the Merger Agreement, RTCI's outstanding shares of common stock were converted into $2,214,009 of cash and 2,719,083 shares of ICC class A common stock and RTCI's options and warrants were converted into options and warrants of ICC giving the holders the right to receive upon exercise an aggregate of 419,348 shares of ICC class A common stock and $364,722 of cash. The cash portion of the purchase price was funded from cash of RTCI.

It is the opinion of management that the acquisition of RTCI qualifies as a tax-free reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1986.

The acquisition of RTCI was accounted for under the purchase method of accounting and accordingly, the assets and liabilities were recorded based on their fair values at the date of acquisition and the results of operations have been included in the financial statements for the period subsequent to the acquisition.

The allocation of the purchase price is summarized below:

INTERNET COMMERCE CORPORATION

Notes to Consolidated Financial Statements
January 31, 2001

             Purchase Price:
                Acquisition cost                            $ 24,498,577
                Transaction costs                                974,484
                                                            ------------
                    Total purchase price                    $ 25,473,061
                                                            ============
             Fair value of assets acquired:
                Fixed assets                                $  1,220,166
                Other assets                                   3,738,776
                Identifiable intangibles                       9,996,000
                Liabilities assumed                           (1,441,459)
                                                            ------------
             Fair value of net assets acquired                13,513,483

             Cost in excess of net assets acquired          $ 11,959,578
             Deferred tax effect of purchase accounting        4,498,200
                                                            ------------
             Cost in excess of assets acquired              $ 16,457,778
                                                            ============
             Payment of Purchase Price:
                Common stock and additional
                  paid-in capital                           $ 17,220,870
                Cash distributed to shareholders               2,214,009
                Note receivable and accrued interest           5,063,698
                Transaction costs                                974,484
                                                            ------------
                                                            $ 25,473,061
                                                            ============

NOTE E - ACQUISITIONS (CONTINUED)

The cost in excess of net assets acquired is being amortized over a period of ten years and is included in general and administration expenses in the statement of operations.

The intangible assets acquired from RTCI were its workforce valued at $4,000,000, its mapping technology valued at $4,780,000 and its customer list valued at $1,216,000. The value of these intangibles is being amortized over a period of five to ten years.

The following unaudited pro forma summary presents the consolidated results of operations of the Company as if the business combination had occurred on August 1, 1999. The pro forma results are shown for illustrative purposes only and do not purport to be indicative of the results which would have been reported if the business combination had occurred on the date indicated or which may occur in the future.

INTERNET COMMERCE CORPORATION

Notes to Consolidated Financial Statements
January 31, 2001

                                          Six Months
                                    Ended January 31, 2000
                                    ----------------------

Revenue                                $  4,811,000
Net Loss                               $(10,220,000)
Basic and diluted loss per share       $      (1.77)


Due to the recent acquisitions of IDC and RTCI, ICC established three segments for its operations and is required to report segment information, in accordance with SFAS No. 131, Disclosure about Segment of an Enterprise and Related Information. These three segments are defined as:

ICC.NET - Internet based e-commerce service

Service Bureau - Licenses EDI software and provides EDI service

Professional    Services   -   Consulting,    education,    programming    and
internetworking operations

NOTE F - BUSINESS SEGMENT INFORMATION

   The table below summarizes information about operating losses and long-lived assets as of and for the three and six months ended January 31, 2001.

                                                 Service       Professional
                                 ICC.NET         Bureau        services          Total
                                 -------         ------        --------          -----
Three Months - January 31, 2001

Sales                           $  1,034,918   $    345,959    $  1,201,508    $  2,582,385
Costs & Expenses                  (4,519,701       (399,758)     (2,476,247)     (7,395,706)
                                ------------   ------------    ------------    ------------
Operating (Loss)                  ($3,484,78   ($    53,799)   ($ 1,274,739    ($ 4,813,321)
                                ============   ============    ============    ============

Six Months - January 31, 2001

Sales                           $  1,940,078   $    757,184    $  1,201,508    $  3,898,770
Costs & Expenses                  (8,949,179       (768,882)     (2,476,247)    (12,194,308)
                                ------------   ------------    ------------    ------------
Operating (Loss)                  ($7,009,10   ($    11,698)   ($ 1,274,739    ($ 8,295,538)
                                ============   ============    ============    ============

As of January 31, 2001

Property and
Equipment, net                     1,014,721         79,931       1,139,305       2,233,957
Intangibles                        9,526,600                                      9,526,600
Goodwill                          18,456,482                                     18,456,482
                                ------------   ------------    ------------    ------------
Long lived assets, net          $ 28,997,803   $     79,931    $  1,139,305    $ 30,217,039
                                ============   ============    ============    ============

Segment information for the three and six months ended January 31, 2000 was not presented because the information was not readily available.

The Company has a major customer that accounted for 13% of the Company's consolidated revenue for the six-month period ended January 31, 2001.

NOTE G - STOCKHOLDERS' EQUITY

[1]       Series A preferred stock:

   In August 2000, one hundred shares of ICC series A preferred stock were converted into 20,000 shares of ICC class A common stock.

   In January 2001, forty-three shares of ICC series A preferred stock were converted into 14,333 shares of ICC class A common stock.

[2]       Stock options:

   In November 2000, in connection with the acquisition of RTCI, ICC assumed RTCI's employee stock option plan. The employee options to purchase RTCI common stock were converted into options to purchase 349,145 shares of ICC class A common stock and cash upon exercise of the options pursuant to the terms of the merger agreement.

   During the six-months ended January 31, 2001, current and former employees of ICC exercised stock options for 110,032 shares of class A common stock.

[3]       Warrants:

   In November 2000, ICC assumed outstanding warrants of RTCI. These warrants to purchase shares of common stock of RTCI were converted into warrants to purchase 70,203 shares of ICC class A common stock and cash upon exercise of the warrants pursuant to the terms of the merger agreement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains a number of "forward-looking statements" within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Specifically, all statements other than statements of historical facts included in this Report regarding our financial position, business strategy and plans and objectives of management for future operations are forward-looking statements. These forward-looking statements are based on the beliefs of management, as well as assumptions made by and information currently available to management. When used in this quarterly report, the words "anticipate," "believe," "estimate," "expect," "may," "will," "continue" and "intend," and words or phrases of similar import, as they relate to our financial position, business strategy and plans, or objectives of management, are intended to identify forward-looking statements. These "cautionary statements" reflect our current view with respect to future events and are subject to risks, uncertainties and assumptions related to various factors including, without limitation, those listed below under the heading "Overview" and in our registration statements and periodic reports filed with the Securities and Exchange Commission under the Securities Act and the Exchange Act.

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

The recent acquisition of IDC has expanded our capabilities to include an EDI service bureau division, which consists primarily of EDI services, licensing fees and software sales.

We also recently acquired RTCI, a vertically integrated provider of education and consulting services, custom programming, internetworking operations, software sales and related services that enable organizations to implement EC methodologies to integrate their business applications, both internally and with external business partners. RTCI is a world-class provider of EDI, EAI and B2B e-commerce mapping services.

We will need to generate significant additional revenue to achieve and maintain profitability. If we do not increase our revenue significantly, we will continue to be unprofitable.

We expect to base our expenditures on our plans and estimates of future revenue. We may be unable to adjust spending in a timely manner if we experience an unexpected shortfall in our revenue. As a result, we may not achieve profitability.

Results of Operations and Financial Condition

Three Months Ended January 31, 2001 Compared with Three Months Ended January 31, 2000.

Our revenue was $2,582,000 and $203,000 in the three months ended January 31, 2001 (the "2001 Second Quarter") and January 31, 2000 (the "2000 Second Quarter"), respectively. The acquisition of RTCI in November had a significant impact on the Company's revenue, accounting for $1,202,000, or approximately 47% of the 2001 Second Quarter revenue. Revenue related to RTCI includes professional services, such as consulting, strategic services and implementation, as well as mapping services. In addition, revenue related to our ICC.NET service increased $582,000 in the 2001 Second Quarter from the 2000 Second Quarter. The increase in ICC.NET service revenue was the result of an increase in transactions fees and monthly flat fees from an increased number of billable customers and transaction volume for the 2001 Second Quarter compared to the 2000 Second Quarter. We also recognized $346,000 in revenue in the 2001 Second Quarter from our EDI service bureau which was acquired with our purchase of IDC on August 3, 2000. The service bureau's revenue was primarily generated from the services performed, licensing fees and customer support. In the 2001 Second Quarter, we also recognized $250,000 from guaranteed payments received from Hightech International Services GmbH, a subsidiary of ThyssenKrupp Information Services GmbH ("TKIS"), under a Joint Services Agreement dated July 28, 2000.

Cost of services increased to $2,282,000 in the 2001 Second Quarter from $539,000 in the 2000 Second Quarter. The increase was primarily attributable to RTCI expenses of $1,294,000, which was comprised of salaries and related employee benefits of $1,016,000, contract labor totaling $135,000, travel and living expenses of $98,000 and other related expense of $45,000. In addition to these expenses, the service operations of ICC incurred an increase in salaries and related employee benefits of $316,000. Amortization of capitalized software increased $46,000, data lines and support increased $63,000 and costs of consultants increased $41,000 in the 2001 Second Quarter.

Additional expenses of software/hardware and equipment rentals increased $41,000 in the 2001 Second Quarter. Facility allocations and other service-related expenses increased a total of $25,000 in the 2001 Second Quarter. These increases were offset by expenses related to customer and technical support provided by our product development and enhancement employees of $83,000. Included in the above increases was $148,000 in expenses incurred by our new EDI service bureau division. Personnel related to cost of services increased to 94 at the end of the 2001 Second Quarter from 10 at the end of the 2000 Second Quarter.

Product development and enhancement costs related to the maintenance and improvement of our ICC.NET service increased to $285,000 in the 2001 Second Quarter from $133,000 in the 2000 Second Quarter. In the 2001 Second Quarter, salaries and related employee benefits increased $342,000 and costs incurred for travel, meals and entertainment increased $18,000. These increases were offset by amounts charged to cost of services, selling and marketing and general and administration expenses in the amount of $212,000. The remaining increase of $4,000 was primarily attributable to office expenses. Included in the above increase was $97,000 in expenses incurred by our new EDI service bureau division. Personnel related to product development and enhancements increased to 17 at the end of the 2001 Second Quarter from 11 at the end of the 2000 Second Quarter.

Selling and marketing expenses increased to $1,526,000 in the 2001 Second Quarter from $607,000 in the 2000 Second Quarter. The increase is attributable in part to RTCI selling and marketing expenses totaling $332,000. This amount is primarily comprised of salaries and related expense of $257,000, travel and living expenses of $19,000, professional fees of $20,000 and advertising costs of $36,000. In addition, the selling and marketing efforts of ICC excluding RTCI's selling and marketing expense, increased salaries and related employee benefits by $407,000 in the 2001 Second Quarter. Expenses relating to selling and marketing efforts of our development and enhancement employees increased $37,000. Expenses related to advertising, travel, office expenses and consultants increased $41,000, $39,000, $19,000 and $7,000, respectively. The remaining increase of $37,000 was primarily attributable to overhead costs. Included in the above increases was $21,000 in expenses incurred by our new EDI service bureau division. Personnel related to selling and marketing increased to 25 at the end of the 2001 Second Quarter from 10 at the end of the 2000 Second Quarter.

General and administrative costs increased to $3,302,000 in the 2001 Second Quarter from $956,000 in the 2000 Second Quarter. The amortization of goodwill and intangibles acquired through our acquisition of RTCI accounted for $881,000 of the increase. The operations of RTCI accounted for $851,000 of the overall increase. These expenses related to salaries and related benefits, office expenses, depreciation, professional fees, other general and administration expense and travel and living expenses increased $378,000, $285,000, $114,000 $35,000, $21,000 and $18,000, respectively. In addition, ICC's general and administrative increased for the Second Quarter 2001, for consulting fees, legal and professional fees, and salaries and related benefits of $87,000, $84,000 and $53,000, respectively. Rent expense increased by $89,000 primarily from acquiring additional space, although this was offset by a decrease in depreciation, office-related expenses and software/hardware equipment rentals in the aggregate of $18,000. General and administration expenses incurred by our development and enhancement employees increased by $258,000. Amortization of goodwill increased $61,000 relating to our purchase of IDC. Included in the above increases were $134,000 in expenses incurred by our new EDI service bureau division. Personnel related to general and administrative functions increased to 33 at the end of the 2001 Second Quarter from 19 at the end of the 2000 Second Quarter.

Non-cash charges in connection with compensation and services were $0 in the 2001 Second Quarter and $3,311,257 in the 2000 Second Quarter. For the 2000 Second Quarter, ICC recorded a total of $3,311,000 in non-recurring non-cash charges in connection with options that vested upon the class A common stock reaching certain price levels.

We earned income from investments of $159,000 in the 2001 Second Quarter and $112,000 in the 2000 Second Quarter. The increase in the 2001 Second Quarter was primarily from dividend and interest income received from marketable securities acquired from IDC.

Interest expense increased to $23,000 in the 2001 Second Quarter from $13,000 in the 2000 Second Quarter. The increase was due to an increase in the principal balances of our capital leases.

The net loss in the 2001 Second Quarter was $4,677,000 compared to $5,244,000 in the 2000 Second Quarter. The net loss in the 2001 Second Quarter includes the operations of IDC and RTCI. The net loss for the 2000 Second Quarter includes non-cash charges of $3,311,000.

Six Months Ended January 31, 2001 Compared with Six Months Ended January 31,
2000.

Our revenue was $3,899,000 and $343,000 in the six months ended January 31, 2001 (the "2001 Six Months") and January 31, 2000 (the "2000 Six Months"), respectively. The acquisition of RTCI in November 2000 had a significant impact on the Company's revenue, accounting for $1,202,000, or approximately 31% of the revenue in the 2001 Six Months. Revenue related to RTCI includes professional services, such as consulting, strategic services and implementation as well as mapping services. Revenue related to our ICC.NET service increased $1,097,000 in the 2001 Six Months from the 2000 Six Months. The increase in ICC.NET service revenue was the result of an increase in the number of billable customers and transaction volume for the 2001 Six Months compared to the 2000 Six Months. We also recognized $757,000 in revenue in the 2001 Six Months from our EDI service bureau, which was acquired with our purchase of IDC on August 3, 2000. The service bureau's revenue was primarily generated from the services performed, licensing fees and customer support. In the 2001 Six Months, we also recognized $500,000 from guaranteed payments received from Hightech International Services GmbH, a subsidiary of TKIS, under a Joint Services Agreement dated July 28, 2000.

Cost of services increased to $3,341,000 in the 2001 Six Months from $762,000 in the 2000 Six Months. The increase was primarily attributable to RTCI expenses of $1,294,000, which was comprised of salaries and related employee benefits of $1,016,000, contract labor totaling $135,000, travel and living expenses of $98,000 and other related expense of $45,000. The service operations of ICC increased $656,000 for salaries and related employee benefits in the 2001 Six Months. Additional expense increases included consultants, data lines support, software/hardware equipment rentals and other related cost of service expenses totaling $354,000. Expenses related to customer and technical support provided by our product development and enhancement employees increased $47,000. Service costs related to an agreement with Sector, Inc. ("Sector") increased $23,000 primarily from increased service fees in the 2001 Six Months. In addition, amortization of capitalized software increased $102,000. The remaining increase of $103,000 was primarily attributable to overhead costs. Included in the above increases was $294,000 in expenses incurred by our new EDI service bureau division. Personnel related to cost of services increased to 94 at the end of the 2001 Six Months from 10 at the end of the 2000 Six Months.

Product development and enhancement costs related to the maintenance and improvement of our ICC.NET service increased to $438,000 in the 2001 Six Months from $357,000 in the 2000 Six Months. In the 2001 Six Months salaries and related employee benefits increased $573,000, and facility allocation, consultants, software/hardware equipment rentals increased a total of $140,000. These increases were offset by amounts charged to cost of services, selling and marketing and general and administration expenses in the amount of $651,000. The remaining increase was primarily attributable to travel expenses of $19,000. Included in the above increases was $189,000 in expenses incurred by our new EDI services bureau division. Personnel related to product development and enhancements increased to 17 at the end of the 2001 Six Months from 11 at the end of the 2000 Six Months.

Selling and marketing expenses increased to $2,704,000 in the 2001 Six Months from $1,173,000 in the 2000 Six Months. The increase is attributable in part to RTCI selling and marketing expenses totaling $332,000. This amount is primarily comprised of salaries and related expense of $257,000, travel and living expenses of $19,000, professional fees of $20,000 and advertising costs of $36,000. Selling and marketing expenses of ICC increased a total of $649,000 in the 2001 Six Months because of higher salaries and related expenses. Expenses relating to selling and marketing efforts of our development and enhancement employees increased $75,000. Expenses related to travel, meals and entertainment, advertising, trade shows, legal and professional and consulting fees increased $337,000. The remaining increase of $138,000 was primarily attributable to overhead costs and related office expenses. Included in the above increases was $42,000 in expenses incurred by our new EDI service bureau division. Personnel related to selling and marketing increased to 25 at the end of the 2001 Six Months from 10 at the end of the 2000 Six Months.

General and administrative costs increased to $5,261,000 in the 2001 Six Months from $1,862,000 in the 2000 Six Months. The amortization of goodwill and intangibles acquired through our acquisition of RTCI accounted for $881,000 of the increase. The operations of RTCI accounted for $851,000 of the overall increase. These expenses related to salaries and related benefits, office expenses, depreciation, professional fees, other general and administration expense and travel and living expenses increased $378,000, $285,000, $114,000 $35,000, $21,000 and $18,000, respectively. The general and administration expenses of ICC increased $529,000 attributable to our development and enhancement employees. Salaries and related employee benefits increased $334,000 and legal and professional fees, consulting fees and office expenses increased $273,000, $209,000 and $13,000, respectively. Amortization of goodwill increased $121,000 relating to our purchase of IDC. Rent increased $234,000 due to acquiring additional space. These amounts were offset by a decrease in software/hardware and equipment rental costs of $46,000. Included in the above increases was $244,000 in expenses incurred by our new EDI service bureau division. Personnel related to general and administrative functions increased to 33 at the end of the 2001 Six Months from 19 at the end of the 2000 Six Months.

Non-cash charges in connection with compensation and services were $450,000 in the 2001 Six Months and $3,311,000 in the 2000 Six Months. In March 2000, ICC granted options to purchase 100,000 shares of class A common stock in connection with a consulting agreement with a former executive officer and board member. The options were valued at $6,318,850 and were being amortized as consulting expense over the term of the consulting agreement. Non-cash charges for these options amounted to $450,000 during the 2001 Six Months. On September 22, 2000, the former board member surrendered the options; there will be no charges in connection with these options in the future. For the 2000 Six Months, ICC recorded a total of $3,311,000 in non-cash charges in connection with these options.

We earned income from investments of $377,000 in the 2001 Six Months and $139,000 in the 2000 Six Months. The increase in the 2001 Six Months was due to higher average cash balances compared to the 2000 Six Months. The increase is also due to interest and dividend income from marketable securities acquired in the 2001 Six Months.

Interest expense remained approximately the same, increasing to $39,000 in the 2001 Six Months from $37,000 in the 2000 Six Months.

The net loss in the 2001 Six Months was $7,957,000 compared to $7,019,000 in the 2000 Six Months. The net loss in the 2001 Six Months includes the operations of IDC and RTCI. The net loss in the 2000 Six Months includes non-cash compensation charges of $3,311,000 and the net loss in the 2001 Six Months includes non-cash compensation charges of $450,000.

Liquidity and Capital Resources

Current assets decreased to $9,919,000 as of January 31, 2001 from $19,842,000 as of July 31, 2000. The decrease was primarily due to a decrease in cash and cash equivalents of $7,330,000, an increase in marketable securities of $1,011,000, an increase in accounts receivables of $1,105,000, a decrease of a note receivable in the amount of $5,000,000 and a increase in prepaid and other assets of $292,000. The total current assets increased $2,057,000 in November 2000 due to the acquisition of RTCI, but overall ICC had a decrease in cash and cash equivalents primarily due to cash used in operations. The increase in marketable securities resulted from the purchase of IDC. The decrease of the note receivable was due to the conversion of the note (including accrued interest) into common stock of RTCI on August 15, 2000.

Total assets increased to $41,190,000 as of January 31, 2001 from $22,332,000 as of July 31, 2000. The increase was primarily due to the acquisition of RTCI, an increase in the Company's total goodwill, a decrease in cash and cash equivalents and an increase in marketable securities. The increase in goodwill is primarily the result of the acquisition of RTCI.

Total liabilities increased to $8,112,000 as of January 31, 2001 from $2,242,000 as of July 31, 2000. The increase was primarily the result of an increase of current and non-current deferred tax liability of $4,847,000, an increase in accrued expenses of $436,000, an increase in capital lease obligations of $267,000 and an increase in accrued dividends of $212,000. The deferred tax liability arose by applying the current tax rate to certain intangibles acquired from RTCI, specifically $4,780,000 allocated to mapping technology, $4,000,000 allocated to the workforce and $1,216,000 allocated to the customer list.

At January 31, 2001, we had working capital of $6,860,000 compared with $17,831,000 at July 31, 2000.

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

Our principal sources of liquidity, which consisted of cash and cash equivalents and marketable securities, decreased to $7,684,000 as of January 31, 2001 compared to $14,003,000 as of July 31, 2000. Net cash used in operating activities was $6,936,000 for the 2001 Six Months compared to $3,893,000 for the 2000 Six Months. The increase in cash used in operating activities was primarily the result of the RTCI acquisition. Cash flows used in investing activities were $460,000 for the 2001 Six Months compared to $1,788,000 provided by investing activities for the 2000 Six Months. The decrease in cash provided by investing activities was primarily due to marketable securities that were sold during the 2000 Six Months. No such transaction occurred in the 2001 Six Months. The primary reason for cash used in investing activities in the 2001 Six Months was to acquire IDC and RTCI. Net cash provided by financing activities was $46,000 in the 2001 Six Months compared with $21,104,000 in the 2000 Six Months. The large amount of cash provided by financing activities in the 2000 Six Months was primarily the result of proceeds from various private placements. No such transactions occurred in the 2001 Six Months.

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

Item 2: Changes in Securities and Use of Proceeds

In connection with the IDC Merger, we issued a total of 190,861 shares of ICC class A common stock to the six former shareholders of IDC for all of the issued and outstanding shares of IDC. On September 15, 2000, ICC filed with the Securities and Exchange Commission a registration statement on Form S-3 registering the resale of these shares. Since the average market value of the shares for the ten days ending four days prior to the effective date of the registration statement was less than the average value of the shares for the ten days ending four days prior to the effective time of the IDC Merger ($17.34 per share), ICC issued an additional 47,715 shares to the IDC Sellers pursuant to
Section 2.7 of the Agreement and Plan of Merger of IDC.

In connection with the RTCI merger, we issued a total of 2,246,176 shares of ICC class A common stock to former RTCI shareholders and 172,907 restricted shares to certain employees, of which the majority vested on January 1, 2001 and the remaining vests on January 1, 2002. On December 21, 2000, ICC filed with the Securities and Exchange Commission a registration statement on Form S-3 registering the resale of these shares. This filing has not yet become effective with the SEC.

In November 2000, ICC assumed outstanding warrants of RTCI. These warrants to purchase shares of common stock of RTCI were converted into warrants to purchase 70,203 shares of ICC class A common stock and cash upon exercise of the warrants pursuant to the terms of the merger agreement.

All of the securities described in this section were issued by ICC in transactions not involving a public offering, to investors that made representations that the securities were purchased with investment intent and not with an intent to distribute the securities. The issuance of the securities was exempt from registration under Section 4(2) of the Securities Act.

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

(b)   Reports on Form 8-K
      --------------------

On November 8, 2000, we filed a Current Report on Form 8-K to announce that ICC completed the acquisition of RTCI pursuant to an agreement and plan of merger dated June 14, 2000.

On November 14, 2000, we filed a Current Report on Form 8-K to replace the exhibit 4.13 (entitled "Internet Commerce Corporation Restricted Stock Plan") filed on Form S-8 on November 6, 2000.

On November 18, 2000, we filed a Current Report on Form 8-K to report the financial statements of RTCI as of September 30, 2000 and for the nine months periods ended September 30, 2000 and September 30, 1999.

                                   SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNET COMMERCE CORPORATION
-----------------------------
(Registrant)

Date:  March 9, 2001                     By: /s/ Geoffrey S. Carroll
                                             -----------------------------
                                             Dr. Geoffrey S. Carroll
                                             President and Chief Executive
                                             Officer
                                             (Principal Executive Officer)


Date:  March 9, 2001                     By: /s/ Walter M. Psztur
                                             -----------------------------
                                             Walter M. Psztur
                                             Chief Financial Officer
                                             (Principal Financial and
                                             Accounting Officer)