Form 10-Q
period 2001-04-30
INTERNET COMMERCE CORP
filed 2001-06-14
CIK 894738

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                  -------------


|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended April 30, 2001


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

         As of June 13, 2001 the registrant had outstanding 9,659,262 shares of Class A Common Stock and 2,574 shares of Class B Common Stock that are convertible into Class A Common Stock.

                               INDEX TO FORM 10-Q

                                                                           PAGE
                                                                           ----

PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

Consolidated Balance Sheets as of April 30, 2001 (unaudited)
         and July 31, 2000............................................        3

Consolidated Statements of Operations and Comprehensive Loss
         for the Nine and Three Months Ended April 30, 2001
         and April 30, 2000 (unaudited) ..............................        4

Consolidated Statements of Cash Flows for the Nine Months ended
         April 30, 2001 and April 30, 2000 (unaudited)................        5

Notes to Consolidated Financial Statements............................     6-11

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations....................................    12-17

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings...........................................       18

Item 2.  Changes in Securities and Use of Proceeds....................       18

Item 6.  Exhibits and Reports on Form 8-K ............................       18

SIGNATURES............................................................       19

INTERNET COMMERCE CORPORATION

Consolidated Balance Sheets

                                                                                  April 30,      July 31,
                                                                                    2001           2000
                                                                                 -----------     --------
                                                                                 (unaudited)
                                        ASSETS
Current assets:
   Cash and cash equivalents                                                   $  3,309,664    $ 14,003,329
   Marketable securities                                                            873,523
   Accounts receivable (net of allowance for doubtful accounts
     of $75,977 and $74,388, respectively)                                        2,487,897         629,087
   Note receivable                                                                                5,000,000
   Prepaid expenses and other assets                                                478,271         209,112
                                                                               ------------    ------------
      Total current assets                                                        7,149,355      19,841,528

Restricted cash                                                                     548,403         523,863
Prepaid acquisition costs                                                                           369,486
Property and equipment, net                                                       2,215,872         925,596
Capitalized software, net                                                           370,851         474,592
Goodwill, net                                                                    18,562,664         182,927
Intangibles                                                                       7,185,300
Other assets                                                                         69,439          14,237
                                                                               ------------    ------------
      Total assets                                                               36,101,884      22,332,229
                                                                               ============    ============
                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses                                       $  2,475,476    $  1,090,859
   Accrued dividends                                                                190,590         275,763
   Deferred revenue                                                                 161,756         250,000
   Capital lease obligation                                                         241,393         307,677
   Other liabilities                                                                185,463          86,237
                                                                               ------------    ------------
          Total current liabilities                                               3,254,678       2,010,536

Capital lease obligation - less current portion                                     436,995         231,457
Deferred tax liability                                                            3,233,385
                                                                               ------------    ------------
          Total liabilities                                                       6,925,058       2,241,993

Commitments and contingencies

Preferred stock:
     Preferred stock - 5,000,000 shares authorized, including
         10,000 series A preferred stock, 10,000 series C preferred stock and 175 series S preferred stock
     Series A preferred stock - par value $.01 per share, $1,000 liquidation value per share, 525 and 668 shares issued
         and outstanding, respectively                                                    5               7
     Series C preferred stock - par value $.01 per share, $1,000
        liquidation value per share, 10,000 shares issued and outstanding               100             100
     Series S preferred stock - par value $.01 per share, $1,000 liquidation value per share, 175 shares issued and none outstanding
Common stock:
     Class A - par value $.01 per share, 40,000,000 shares
        authorized, 9,652,228 and 6,388,445 shares issued and
        outstanding, respectively                                                    96,522          63,884
     Class B - par value $.01 per share, 2,000,000 shares
        authorized, 2,574 shares issued and outstanding                                  26              26
     Class E-1 - par value $.01 per share, 2,000,000 shares
        authorized, 286,427 shares issued and none outstanding
     Class E-2 - par value $.01 per share, 2,000,000 shares
        authorized, 286,427 shares issued and none outstanding
Additional paid-in capital                                                       79,755,768      58,432,187
Accumulated deficit                                                             (50,519,718)    (38,405,968)
Accumulated other comprehensive loss                                               (155,877)
                                                                               ------------    ------------
          Total stockholders' equity                                             29,176,826      20,090,236
                                                                               ------------    ------------
          Total liabilities and stockholders' equity                           $ 36,101,884    $ 22,332,229
                                                                               ============    ============

See notes to consolidated financial statements

INTERNET COMMERCE CORPORATION

Consolidated Statements of Operations and Comprehensive Loss (unaudited)

                                                                           Three Months Ended                  Nine Months Ended
                                                                               April 30,                           April 30,
                                                                    -------------------------------     ----------------------------
                                                                        2001              2000              2001            2000
                                                                    ---------------    ------------     -----------    -------------
Revenue:
   Revenues, net                                                       $  3,041,468    $    425,799    $  6,940,238    $    768,823
                                                                       ------------    ------------    ------------    ------------
Expenses:
   Cost of revenues (including amortization of intangible
       assets of  $439,000 in the three months and nine months
       ended April 30, 2001)                                              2,478,409         822,471       5,819,618       1,584,139
   Product development and enhancement (excluding non-cash charges for compensation and services of $97,809 for the
       nine months ended April 30, 2000)                                    237,012         150,161         674,654         506,853
   Selling and marketing (excluding non-cash charges for
       compensation and services of $767,639 for the nine months
       ended April 30, 2000)                                              1,362,391       1,094,755       4,066,437       2,267,328
   General and administrative (excluding non-cash charges for compensation and services of $450,110 for the nine months
       ended April 30, 2001 and $2,445,809 for the nine months
       ended April 30, 2000)                                              2,920,720       1,428,448       8,182,021       3,290,629
   Non-cash charges for compensation and services                                                           450,110       3,311,257
   Impairment of acquired intangibles                                     1,871,900                       1,871,900
                                                                       ------------    ------------    ------------    ------------
                                                                          8,870,432       3,495,835      21,064,740      10,960,206
                                                                       ------------    ------------    ------------    ------------

Loss from operations                                                     (5,828,964)     (3,070,036)    (14,124,502)    (10,191,383)
                                                                       ------------    ------------    ------------    ------------

Interest and investment income                                               57,311         279,449         434,340         418,941
Interest expense                                                            (21,315)         (8,756)        (59,962)        (45,864)
Other income                                                                 30,994                          30,994
                                                                       ------------    ------------    ------------    ------------
                                                                             66,990         270,693         405,372         373,077
                                                                       ------------    ------------    ------------    ------------

Loss before income taxes                                               $ (5,761,974)   $ (2,799,343)   $(13,719,130)   $ (9,818,306)

Income tax benefit                                                        1,605,380                       1,605,380
                                                                       ------------    ------------    ------------    ------------
NET LOSS                                                               $ (4,156,594)   $ (2,799,343)   $(12,113,750)   $ (9,818,306)
                                                                       ============    ============    ============    ============

Accrued dividends on preferred stock                                       (102,518)                       (314,827)
                                                                       ------------    ------------    ------------    ------------
Loss attributable to common stockholders                               $ (4,259,112)   $ (2,799,343)   $(12,428,577)   $ (9,818,306)
                                                                       ============    ============    ============    ============
Basic and diluted loss per common share                                $      (0.45)   $      (0.58)   $      (1.47)   $      (2.68)
                                                                       ============    ============    ============    ============
Weighted average number of common shares outstanding--
   basic and diluted loss per share                                       9,519,102       4,834,371       8,461,208       3,669,923
                                                                       ============    ============    ============    ============

COMPREHENSIVE LOSS:
-------------------
Net loss                                                               $ (4,156,594)   $ (2,799,343)   $(12,113,750)   $ (9,818,306)
Other comprehensive (loss) income:
   Unrealized (losses) gains                                               (137,389)          4,000        (155,877)         34,000
                                                                       ------------    ------------    ------------    ------------
Comprehensive loss                                                     $ (4,293,983)   $ (2,795,343)   $(12,269,627)   $ (9,784,306)
                                                                       ============    ============    ============    ============

See notes to consolidated financial statements

INTERNET COMMERCE CORPORATION

Consolidated Statements of Cash Flows (unaudited)

                                                                                  Nine Months Ended April 30,
                                                                            -----------------------------------
                                                                                  2001              2000
                                                                            ---------------    ----------------
Cash flows from operating activities:
 Net loss                                                                      $(12,113,750)   $ (9,818,306)
 Adjustments to reconcile net loss to net cash used in operating activities:
      Impairment of assets                                                        1,871,900
      Depreciation and amortization                                               2,901,535         457,173
      Provision for bad debts                                                        53,696
      Loss on sale of marketable securities                                                          14,938
      Non-cash charges for compensatory stock options issued                        450,110       3,311,257
      Deferred taxes                                                             (1,613,925)
      Changes in assets and liabilities, net of effects from
      acquisitions:
          Accounts receivable                                                    (1,177,037)       (299,277)
          Prepaid expenses and other assets                                          70,194         (92,304)
          Accounts payable and accrued expenses                                     (75,609)        280,045
          Deferred revenue                                                         (346,998)
          Other liabilities                                                          14,116
                                                                               ------------    ------------
          Net cash used in operating activities                                  (9,965,768)     (6,146,474)
                                                                               ------------    ------------
Cash flows from investing activities:
   Payment for purchase of acquisitions, net of cash acquired                       (22,055)
   Purchases of property and equipment                                             (574,991)       (221,670)
   Capitalization of software development costs                                     (74,230)
   Purchase of certificates of deposit                                              (24,540)        (84,631)
   Proceeds from sales of marketable securities                                                   3,987,126
                                                                               ------------    ------------
          Net cash (used in) provided by investing activities                      (695,816)      3,680,825
                                                                               ------------    ------------
Cash flows from financing activities:
   Proceeds from issuance of preferred stock                                                     10,000,000
   Proceeds from issuance of common stock                                                         9,499,776
   Proceeds from exercise of employee stock options                                 291,310         742,586
   Proceeds from exercise of warrants                                                             4,164,773
   Payments of capital lease obligations                                           (323,391)       (134,378)
                                                                               ------------    ------------
          Net cash (used in) provided by financing activities                       (32,081)     24,272,757
                                                                               ------------    ------------

Net (decrease) increase in cash and cash equivalents                            (10,693,665)     21,807,108

Cash and cash equivalents, beginning of period                                   14,003,329         114,258
                                                                               ------------    ------------
Cash and cash equivalents, end of period                                       $  3,309,664    $ 21,921,366
                                                                               ============    ============
Supplemental disclosure of cash flow information:
     Cash paid for interest during the period                                  $     59,962    $     45,864
     Cash paid for income taxes during the period                                    24,366
     Noncash investing and financing activities:
         Issuance of common and preferred stock for settlement                                      176,000
         Property acquired under capital lease                                       44,945         205,634
         Accrued dividends on preferred stock                                        85,173
         Unrealized loss in marketable securities                                   155,877

  Fair value of assets acquired through business combinations
         Fair value of assets acquired through business combinations             28,492,258
         Payment for purchase of acquisitions, net of cash acquired              26,571,166
              Liabilities assumed from business combinations                      1,921,092

See notes to consolidated financial statements

INTERNET COMMERCE CORPORATION

Notes to Consolidated Financial Statements
April 30, 2001


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the nine-month period ended April 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2001.

The balance sheet at July 31, 2000 has been derived from the audited financial statements at that date, but does not include all the footnotes required by GAAP for complete financial statements. For further information, refer to the audited financial statements and footnotes thereto included in Internet Commerce Corporation's (the "Company" or "ICC") Annual Report on Form 10-KSB for the fiscal year ended July 31, 2000.


NOTE B - ORGANIZATION AND NATURE OF BUSINESS

The Company was incorporated under the name Infosafe Systems, Inc. in November 1991 in the State of Delaware.

ICC provides Internet-based e-commerce services for the e-commerce, business-to-business communication services market. ICC.NET, our global Internet-based value added network, or VAN, provides supply chain connectivity solutions for electronic data interchange, or EDI, and e-commerce and offers users a vehicle to securely send and receive files of any format and size.

The ICC.NET system uses the Internet and proprietary technology to deliver the Company's customers' documents and data files to members of their trading communities, many of which have incompatible systems, by translating the documents and data files into any format required by the receiver. The system can be accessed using a standard Web browser or virtually any other communications protocol.

Through the acquisition of Intercoastal Data Corporation ("IDC") on August 3, 2000, ICC has expanded its capabilities to include an EDI service bureau, which provides EDI services to small and mid-sized companies. IDC's services include the conversion of electronic forms into hard copies and the conversion of hard copies to an EDI format. IDC also provides Universal Product Code ("UPC") services and maintains UPC catalogs for its customers. The acquisition of Research Triangle Commerce, Inc. ("RTCI") on November 6, 2000, provides ICC with the capability to deliver comprehensive business-to-business e-commerce solutions. RTCI provides EC infrastructure solutions, on-site and off-site data mapping services and conducts EDI seminars.


NOTE C - SIGNIFICANT ACCOUNTING POLICIES AND PROCEDURES

Principles of consolidation:

The consolidated financial statements include the accounts of the Company and it's wholly-owned subsidiary. All significant intercompany transactions have been eliminated in consolidation.

Revenue recognition:

The Company derives its revenue from subscriptions to its ICC.NET service, which include transaction, mailbox and fax transmission fees. The subscription fees are both fixed and usage-based fees. Fixed subscription fees are recognized on a pro-rata basis over the subscription period. Usage fees are recognized in the period the services are rendered. The Company also derives revenue through implementation fees and interconnection fees. Implementation fees are recognized over the life of the subscription period, generally one year. Interconnection fees are fees charged to connect to another VAN service and are recognized when the data is transmitted to the connected service.

The Company also provides a broad range of professional services consisting of EDI and e-commerce consulting, data mapping services and EDI education and training at seminars hosted by leading universities around the United States. Revenue from EDI and e-commerce consulting and education and training are recognized when the services are provided. Revenue from data mapping services are recognized when the map has been completed and delivered to the customer.

The Company also derives revenue from its service bureau. Service bureau revenues are comprised of EDI services, including data translation services, purchase order and invoice processing from EDI to print and print to EDI, UPC services, including UPC number generation and UPC catalog maintenance and UPC label printing. The service bureau also derives revenue from software licensing and provides software maintenance and support. Revenues from the EDI services and UPC services are recognized when the services are provided. The Company accounts for its EDI software license sales in accordance with the American Institute of Certified Public Accountants' Statement of Position 97-2, "Software Revenue Recognition". Revenues from software licenses are recognized when all of the following conditions are met: a non-cancelable license agreement has been signed, the software has been delivered, there are no material uncertainties regarding customer acceptance and collection of the resulting receivable is reasonably assured. Revenues from software maintenance and support contracts are recognized ratably over the life of the contract.

Revenue is deferred and recognized over the period the services are performed in the event services are billed prior to providing services or billed prior to the shipment of software.


NOTE D - ACQUISITIONS

Acquisition of IDC

On August 3, 2000, ICC consummated a merger with IDC (the "IDC Merger"). All issued and outstanding shares of IDC common stock were converted into an aggregate of 190,861 shares of ICC class A common stock. The former stockholders of IDC received 47,715 additional shares of ICC class A common stock in December 2000. The issuance of the additional shares was pursuant to the merger agreement and based on the change in ICC's class A common stock price from the date of the closing to December 5, 2000, the date the registration statement ICC filed covering the resale of the shares issued in the merger became effective under the Securities Act of 1933, as amended (the "Securities Act").

It is the opinion of management that the IDC merger qualifies as a tax-free reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1986.

The IDC merger was accounted for under the purchase method of accounting and accordingly, the acquired assets and liabilities of IDC were recorded based on their fair values at the date of acquisition. The results of operations of IDC have been included in the consolidated financial statements for all periods subsequent to the date of acquisition.

The allocation of the purchase price is summarized below:

                   Purchase Price:
                      Value of class A common stock issued       $  3,308,754
                      Transaction costs                               256,972
                                                                 ------------
                          Total purchase price                   $  3,565,726
                                                                 ============
                   Fair value of assets acquired:
                      Cash                                       $    347,133
                      Marketable securities                         1,029,400
                      Fixed assets                                     79,931
                      Other assets                                    161,738
                      Liabilities assumed                            (479,633)
                                                                 ------------
                           Fair value of net assets acquired        1,138,569
                                                                 ------------
                   Cost in excess of net assets acquired         $  2,427,157
                                                                 ============

The cost in excess of net assets acquired is being amortized on a straight-line basis over a period of ten years and is included in general and administrative expenses in the statement of operations.

Acquisition of RTCI

On November 6, 2000, ICC completed the acquisition of RTCI pursuant to the Agreement and Plan of Merger dated June 14, 2000 (the "Merger Agreement").

Under the terms of the Merger Agreement, RTCI's outstanding shares of common stock were converted into $2,214,009 of cash and 2,719,083 shares of ICC class A common stock. Issued and outstanding options and warrants to purchase RTCI common stock were converted into options and warrants of ICC providing the holders the right to receive, upon exercise, an aggregate of 419,348 shares of ICC class A common stock and $364,722 of cash. The cash portion of the purchase price was funded from cash acquired from RTCI.

It is the opinion of management that the acquisition of RTCI qualifies as a tax-free reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1986.

The acquisition of RTCI was accounted for under the purchase method of accounting and accordingly, the acquired assets and liabilities of RTCI were recorded based on their fair values at the date of acquisition. The results of operations of RTCI have been included in the consolidated financial statements for all periods subsequent to the acquisition.

The allocation of the purchase price is summarized below:

                   Purchase Price:
                      Value of class A common stock and options issued     $ 17,220,870
                      Cash distributed to shareholders                        2,214,009
                      Note receivable and accrued interest                    5,063,698
                      Transaction costs                                       1,624,484
                                                                           ------------
                          Total purchase price                             $ 26,123,061
                                                                           ============
                   Fair value of assets acquired:
                      Cash                                                 $  2,770,488
                      Fixed assets                                            1,220,166
                      Other assets                                              968,288
                      Identifiable intangibles                                9,996,000
                      Liabilities assumed                                    (1,441,459)
                                                                           ------------
                           Fair value of net assets acquired                 13,513,483
                                                                           ------------
                   Cost in excess of net assets acquired                     12,609,578
                   Deferred tax effect of purchase accounting                 4,498,200
                                                                           ------------
                   Recorded goodwill                                       $ 17,107,778
                                                                           ============

Goodwill related to the RTCI acquisition is being amortized on a straight-line basis over a period of ten years and is included in general and administrative expenses in the statement of operations.

The intangible assets acquired from RTCI were its workforce, valued at $4,000,000, certain proprietary technology valued at $4,780,000, and its customer list valued at $1,216,000. The value of these intangibles is being amortized on a straight-line basis over periods of five to ten years.

Pro Forma Financial Information

The following unaudited pro forma summary financial information presents the consolidated results of operations of the Company as if the acquisitions of IDC and RTCI had occurred on August 1, 1999. The pro forma results are shown for illustrative purposes only and do not purport to be indicative of the results that would have been reported if the business combinations had occurred on the date indicated or which may occur in the future.

                                                 Nine Months Ended       Nine Months Ended
                                                  April 30, 2000          April 30, 2001
                                                -------------------    --------------------
         Revenues                                  $   7,741,000           $  8,433,000
         Net loss                                  $ (15,824,000)          $(14,130,000)
         Basic and diluted loss per share          $       (2.39)          $      (1.49)

NOTE E - BUSINESS SEGMENT INFORMATION

As a result of the acquisitions of IDC and RTCI, the Company has three operating segments . Prior to these acquisitions the Company had one operating segment. These three operating segments are:

ICC.NET service - Our ICC.NET service, the company's global Internet-based value added network or VAN, uses the Internet and our proprietary technology to deliver our customers' documents and data files to members of their trading communities, many of which may have incompatible systems, by translating the documents and data files into any format required by the receiver.

Service Bureau - Our service bureau manages and translates the data of small and mid-sized companies that exchange EDI data with large companies and provides various EDI and UPC (universal product code) services. Our services bureau also licenses EDI software.

Professional Services - Our professional services segment provides comprehensive business-to-business e-commerce solutions including e-commerce infrastructure solutions and data mapping services. Our professional services segment also conducts a series of product-independent one-day EDI seminars for e-commerce users.

The table below summarizes information about operations and long-lived assets as of and for the three and nine months ended April 30, 2001.

                                                            Service        Professional
                                           ICC.NET          Bureau         services (A)     Total
                                           -------          ------         ------------     -----
Three Months - April 30, 2001

Revenues from external customers          $  1,602,157    $    329,319    $  1,109,992    $  3,041,468
                                          ============    ============    ============    ============

 Loss before income taxes                 ($ 1,893,316)   ($   165,325)   ($ 3,703,333)   ($ 5,761,974)
                                          ============    ============    ============    ============

Supplemental segment information:
     Amortization and depreciation        $    239,132    $     70,606    $  1,010,726    $  1,320,464
     Impairment of acquired intangibles                                   $  1,871,900    $  1,871,900

Nine months - April 30, 2001
Revenues from external customers          $  3,542,234    $  1,086,504    $  2,311,500    $  6,940,238
                                          ============    ============    ============    ============

Loss before income taxes                  ($ 7,603,695)   ($   296,062)   ($ 5,819,373)   ($13,719,130)
                                          ============    ============    ============    ============

Supplemental segment information:
     Amortization and depreciation        $    687,368    $    191,765    $  2,022,402    $  2,901,535
     Impairment of acquired intangibles                                   $  1,871,900    $  1,871,900

As of April 30, 2001
Property and Equipment, net               $  1,097,312    $     79,931    $  1,038,629    $  2,215,872
Capitalized software, net                      296,620          74,231                         370,851
Acquired identified intangibles, net                                         7,185,300       7,185,300
Goodwill, net                                   65,331       2,244,944      16,252,389      18,562,664
                                          ------------    ------------    ------------    ------------
Long lived assets, net                    $  1,459,263    $  2,399,106    $ 24,476,318    $ 28,334,687
                                          ============    ============    ============    ============

(A) - Subsequent to RTCI's acquisition as of November 6, 2000.

NOTE F - CONCENTRATIONS

The Company has a major customer that accounted for 14% of the Company's consolidated revenue for the nine-month period ended April 30, 2001. At April 30, 2001 approximately 30% of accounts receivable was attributed to that customer. No customer accounted for more than 10% of revenue or accounts receivable in the nine-months ended April 30, 2000.


NOTE G - STOCKHOLDERS' EQUITY

[1]  Series A preferred stock:

     In August 2000, one hundred shares of ICC series A preferred stock were converted into 20,000 shares of ICC class A common stock.

     In January 2001, forty-three shares of ICC series A preferred stock were converted into 14,333 shares of ICC class A common stock.

[2]  Stock options:

     In November 2000, in connection with the acquisition of RTCI, ICC assumed RTCI's employee stock option plan. The employee options to purchase RTCI common stock were converted into options to purchase 349,145 shares of ICC class A common stock and cash upon exercise of the options pursuant to the terms of the Merger Agreement. The Company paid $28,616 upon exercise of stock options to former RTCI employees during the nine-month period ended April 30, 2001.

     During the nine-month period ended April 30, 2001, current and former employees of ICC exercised stock options to purchase 160,646 shares of class A common stock.

 [3] Warrants:

     In November 2000, ICC assumed outstanding warrants of RTCI. These warrants to purchase shares of common stock of RTCI were converted into warrants to purchase 45,760 shares of ICC class A common stock and cash upon exercise of the warrants pursuant to the terms of the Merger Agreement.


NOTE H - IMPAIRMENT OF ACQUIRED INTANGIBLES

Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Due to a reduction of the workforce of RTCI during and subsequent to the three-month period ended April 30, 2001, the Company recorded an impairment charge of $1,871,900 related to the acquired workforce of RTCI in the three-month period ended April 30, 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains a number of "forward-looking statements" within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Specifically, all statements other than statements of historical facts included in this Report regarding our financial position, business strategy and plans and objectives of management for future operations are forward-looking statements. These forward-looking statements are based on the beliefs of management, as well as assumptions made by and information currently available to management. When used in this quarterly report, the words "anticipate," "believe," "estimate," "expect," "may," "will," "should," "continue" and "intend," and words or phrases of similar import, as they relate to our financial position, business strategy and plans, or objectives of management, are intended to identify forward-looking statements. These "cautionary statements" reflect our current view with respect to future events and are subject to risks, uncertainties and assumptions related to various factors including, without limitation, those listed below under the heading "Overview" and in our registration statements and periodic reports filed with the Securities and Exchange Commission under the Securities Act and the Exchange Act.

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

References in this Item 2 to "we," "our," "ICC" or the "Company" mean Internet Commerce Corporation and its subsidiary on a consolidated basis, unless otherwise indicated.

Overview

We developed our ICC.NET service as an alternative to the EDI services that are currently provided by traditional VANs that offer their services primarily using dedicated telecommunications links. Our ICC.NET service, the company's global Internet-based value added network or VAN, uses the Internet and our proprietary technology to deliver our customers' documents and data files to members of their trading communities, many of which may have incompatible systems, by translating the documents and data files into any format required by the receiver. We believe that our ICC.NET service has significant advantages over traditional VANs, and email-based and other Internet-based systems, because our service has lower cost, higher level of service, greater transmission speed and more features. ICC.NET provides the following services:

                  o Traditional VAN services -- our ICC.NET service provides the full suite of traditional VAN services, but uses the Internet to provide cost savings and increased capabilities for our customers;

                  o EDI for web-based retailers -- our ICC.NET service provides an electronic document and data file delivery link between web-based retailers and their vendors that require that documents and data files be transmitted using electronic data interchange, or EDI, format;

                  o EDI to fax service -- our ICC.NET service can translate electronic documents into fax format and send the documents by fax to our customers' trading partners that cannot receive electronically transmitted documents; and

                  o Large-scale electronic document management and delivery -- our ICC.NET service can transmit large-scale non-EDI electronic documents and data files and provides real-time delivery, archiving, security, authentication and audit services. Our ICC.NET service translates and transmits electronic documents, such as purchase orders, requests for proposals and receipts, images and other data over the Internet.

The acquisition of IDC in August 2000 has expanded our capabilities to include an EDI and UPC service bureau division. Our service bureau manages and translates the data of small and mid-sized companies that exchange EDI data with large companies and provides the following services:

                  o Receives electronic purchase orders from large retailers and converts the purchase orders into hard copies for their suppliers that are our customers.

                  o Converts paper invoices for our customers into EDI which are transmitted to the large companies.

                  o Provides UPC (Universal Product Code) services for ASN (Advanced Ship Notice) Casing & UCC (Uniform Code Council) 128 labels.

                  o Maintains UPC catalogs for its customers allowing the customers to generate the UPC numbers and tickets for the items in the UPC catalogs.

In November 2000 we acquired RTCI, a vertically integrated provider of consulting and education services. Our professional services segment facilitates the development and operations of comprehensive business-to-business e-commerce solutions. We provide the following professional services:

                  o EC infrastructure solutions by providing mission critical e-commerce consulting, software, outsourced services, translation/mapping and technical resource management. Mapping is the activity of making logical connections between two entities.

                  o On-site and off-site data mapping services to maximize productivity and efficiency in managing inter-company and intra-company data transaction requirements.

                   o A series of product-independent one-day EDI seminars for e-commerce users. The seminars are hosted by leading universities and training facilities in the United States. We also develop in-house EDI training programs.

We will need to generate significant additional revenue and decrease expenses to achieve and maintain profitability. If we do not increase our revenue significantly and decrease expenses, we will continue to be unprofitable.

We expect to base our expenditures on our plans and estimates of future revenue. We may be unable to adjust spending in a timely manner if we experience an unexpected shortfall in our revenue. As a result, we may not ever achieve profitability.


Results of Operations and Financial Condition

The results of operations for the three and nine months ended April 30, 2001 include the results of operations of IDC and RTCI from their dates of acquisition on August 3, 2000 and November 6, 2000, respectively.

Three Months Ended April 30, 2001 Compared with Three Months Ended April 30,
2000.

Our revenue was $3,041,000 in the three months ended April 30, 2001 (the "2001 Third Quarter") and $426,000 in the three months ended April 30, 2000 (the "2000 Third Quarter"). Revenue related to our ICC.NET service was $1,602,000, or 53% of 2001 Third Quarter revenue. Our ICC.NET service revenue increased $1,176,000 in the 2001 Third Quarter compared to the 2000 Third Quarter. This increase includes $500,000 of guaranteed service fees from Triaton GmbH (formerly Hightech International Services GmbH), a subsidiary of ThyssenKrupp Information Services GmbH, under a Joint Services Agreement dated July 28, 2000. Service revenue from our ICC.NET service also increased as a result of increased transaction fees generated from a larger billable customer base and increased monthly flat fees from the addition of flat fee paying customers in the total amount of $676,000. RTCI, acquired in November 2000, accounted for $1,110,000, or 36% of the 2001 Third Quarter revenue. Revenue generated by RTCI includes professional services consisting of consulting, custom solutions and mapping services. Revenue in the amount of $329,000, or 11% of the 2001 Third Quarter revenue was generated from our service bureau. We acquired our service bureau through our purchase of IDC in August 2000. The service bureau's revenue was primarily generated from the services performed, customer support and licensing fees.

Cost of revenues increased to $2,478,000 in the 2001 Third Quarter from $822,000 in the 2000 Third Quarter. Cost of revenues relating to our ICC.NET service was $903,000, or 56% of revenue derived from the service, as compared to $822,000 in the 2000 Third Quarter. Salaries and employee benefits related to the ICC.NET service increased $307,000. Data lines and support increased $55,000 in the 2001 Third Quarter. These increases were due to the increased use of our ICC.NET service, which resulted in the hiring of additional employees for customer and technical support. These increases were offset by a reduction of $286,000 in technical support costs. Cost of revenues relating to RTCI were $1,406,000, or 123% of revenues derived from professional services. Salaries and employee benefits relating to our professional services were $634,000 and consultant fees were $142,000. Other costs of services relating to our professional services were software and hardware purchases in the amount of $74,000, non-reimbursable travel expenses in the amount of $38,000, amortization of acquired intangibles relating to the assembled workforce and proprietary technology in the amount of $439,000 and other expenses totaling $79,000. Costs of services relating to our service bureau totalled $170,000, or 52% of revenues derived from the service bureau. Salaries and employee benefits relating to our service bureau were $121,000. Data lines and support amounted to $13,000, facility overhead was $19,000 and other expenses relating to our service bureau totaled $17,000. Personnel dedicated to providing our services increased to 92, of whom 46 performed professional services, 14 were employed in our service bureau and 32 supported our ICC.NET service at the end of the 2001 Third Quarter compared to 19 supporting our ICC.NET service at the end of the 2000 Third Quarter.

Product development and enhancement costs relating to the maintenance and improvement of our products and services increased to $237,000 in the 2001 Third Quarter from $150,000 in the 2000 Third Quarter. In the 2001 Third Quarter, salaries and employee benefits increased $204,000 as a result of increased staffing to enhance our ICC.NET system. In addition, facility overhead increased a total of $20,000 from the renting of additional space. These increases were offset by a $105,000 decrease in consulting and other expenses that was the result of the addition of new employees. Included in the above amounts was $79,000 in expenses incurred by our new service bureau. Personnel dedicated to product development and enhancements increased to 19, of whom 6 supported our service bureau and 13 supported our ICC.NET service at the end of the 2001 Third Quarter compared to 12 supporting out ICC.NET service at the end of the 2000 Third Quarter.

Selling and marketing expenses increased to $1,362,000 in the 2001 Third Quarter from $1,095,000 in the 2000 Third Quarter. The increase is primarily attributable to the selling and marketing efforts related to our professional services which totalled $402,000. Salaries and benefits related to the selling and marketing efforts for our ICC.NET service decreased $190,000. The 2000 Third Quarter included a specific telesales campaign that was not repeated in the 2001 Third Quarter. Our service bureau division incurred selling expenses in the amount of $35,000 which was primarily comprised of salaries and benefits. Personnel dedicated to selling and marketing increased to 25 as of the end of the 2001 Third Quarter, of whom 11 supported professional services and 14 supported our service bureau and ICC.NET service. At the end of the 2000 Third Quarter, there were 22 personnel related to the selling and marketing efforts of our ICC.NET service.

General and administrative costs increased to $2,921,000 in the 2001 Third Quarter from $1,428,000 in the 2000 Third Quarter. The amortization of goodwill resulting from our acquisition of RTCI accounted for $428,000 of the increase. General and administrative expenses supporting professional services accounted for $682,000 of the overall increase. General and administrative expenses included $263,000 for costs associated with the technological integration of the acquired companies. Salaries and benefits decreased $145,000 primarily due to the termination of three executive officers. Severance of $438,000 was recognized due to the termination of an officer in the 2001 Third Quarter. Personnel related to general and administrative functions increased to 29, of whom 11 supported professional services and 18 supported our service bureau and ICC.NET service at the end of the 2001 Third Quarter compared to 16 supporting our ICC.NET service at the end of the 2000 Third Quarter.

Impairment of acquired intangibles in the amount of $1,872,000 resulted from a reduction of the workforce of RTCI during and subsequent to the 2001 Third Quarter. The workforce of RTCI was recorded at its estimated fair value at the time of the merger. The value of the workforce has been impaired by the reduction of approximately 50% of the RTCI personnel. We believe that other acquired intangible assets and goodwill associated with the RTCI acquisition have not been impaired by the reduction of the workforce.

We earned income from investments of $57,000 in the 2001 Third Quarter and $279,000 in the 2000 Third Quarter. The decrease in the 2001 Third Quarter was due to a decrease of average cash balances and reduced interest rates during the period.

Income tax benefit, of $1,605,000 in the 2001 Third Quarter primarily resulted from the impairment of our assembled workforce, which decreased our deferred tax liability. Our deferred tax liability also decreased from the amortization of our acquired identifiable intangible assets associated with our acquisitions.


Nine Months Ended April 30, 2001 Compared with Nine Months Ended April 30, 2000.

Our revenue was $6,940,000 in the nine months ended April 30, 2001 (the "2001 Nine Months") and $769,000 in the nine months ended April 30, 2000 (the "2000 Nine Months"). Revenue related to our ICC.NET service was $3,542,000, or 51% of 2001 Nine Months revenue. Our ICC.NET service revenue increased $2,773,000 in the 2001 Nine Months compared to the 2000 Nine Months. This increase includes $1,000,000 of guaranteed service fees from Triaton GmbH (formerly Hightech International Services GmbH), a subsidiary of ThyssenKrupp Information Services GmbH, under a Joint Services Agreement dated July 28, 2000. Service revenue from our ICC.NET service also increased as a result of increased transaction fees generated from a larger billable customer base and increased monthly flat fees from the addition of flat fee paying customers in the total amount of $1,773,000. RTCI, acquired in November 2000, accounted for $2,312,000, or approximately 33% of the revenue in the 2001 Nine Months. Revenue generated by RTCI includes professional services consisting of consulting, custom solutions and mapping services. Revenue in the amount of $1,086,000, or 16% of the 2001 Nine Months revenue, was generated from our service bureau. We acquired our service bureau through our purchase of IDC. The service bureau's revenue was primarily generated from the services performed, customer support and licensing fees.

Cost of revenues increased to $5,820,000 in the 2001 Nine Months from $1,584,000 in the 2000 Nine Months. Cost of revenues relating to our ICC.NET service was $2,691,000, or 76% of revenues derived from the service in the 2001 Nine Months, versus $1,584,000, or 206% of revenues in the 2000 Nine Months. Salaries and employee benefits related to the ICC.NET service increased $740,000. Data lines and support increased $151,000, depreciation and amortization increased $124,000, cost for consultants increased $115,000. The increases in salaries and employee benefits and data lines and support were due to the increased use of our service, which resulted in the hiring of additional employees in customer and technical support. The increase in depreciation and amortization was the result of increased amortization of our capitalized software costs. Cost of revenues relating to RTCI were $2,664,000, or 115% of revenues derived from professional services. Salaries and employee benefits relating to our professional services were $1,650,000 and consultant fees were $277,000. Other costs of revenues relating to our professional services included amortization of acquired intangibles relating to the workforce and proprietary technology in the amount of $439,000. Costs of revenues relating to our service bureau totaled $464,000, or 43% of revenues derived from the service bureau. Salaries and employee benefits relating to our service bureau were $320,000.

Product development and enhancement costs related to the maintenance and improvement of our products and services increased to $675,000 in the 2001 Nine Months from $507,000 in the 2000 Nine Months. In the 2001 Nine Months salaries and employee benefits related to our ICC.NET service increased $550,000. This increase was offset by a $110,000 decrease in consulting expenses, which was the result of the addition of new employees. Product development and enhancement costs incurred by our service bureau were $266,000, which consisted of $215,000 in salaries and benefits and $51,000 for consultants.

Selling and marketing expenses increased to $4,066,000 in the 2001 Nine Months from $2,267,000 in the 2000 Nine Months. The increase is attributable in part to the selling and marketing expenses related to our professional services totaling $734,000, which was comprised primarily of salaries and related expenses of $479,000, travel and entertainment in the amount of $81,000, and trade shows and advertising costs in the amount of $101,000. Salaries and benefits related to the selling and marketing efforts for our ICC.NET service increased $421,000. Other increases in selling and marketing expenses related to our ICC.NET service included trade shows and advertising in the amount of $199,000 as we increased our marketing efforts, facility overhead in the amount of $131,000 due to the rental of additional space, and travel and entertainment in the amount of $63,000 related to the increased participation in trade shows. Our new service bureau incurred selling expenses in the amount of $77,000 which was primarily comprised of salaries and benefits.

General and administrative costs increased to $8,182,000 in the 2001 Nine Months from $3,291,000 in the 2000 Nine Months. The amortization of goodwill and acquired intangibles resulting from our acquisition of RTCI accounted for $1,325,000 of the increase. General and administrative expenses supporting professional services accounted for $1,537,000 of the overall increase. These expenses were comprised primarily of salaries and benefits in the amount of $647,000, rent in the amount of $340,000, and depreciation and amortization in the amount of $228,000. In addition, general and administrative expenses include an increase in rent of $331,000 from the rental of additional space, of which $61,000 was due to the purchase of IDC. We incurred expenses of $793,000 associated with the technological integration of the acquired companies. Salaries and employee benefits increased $209,000 due to the overall growth of the Company, offset in part by the termination of three executive officers. Severance of $438,000 was recognized due to the termination of an executive officer in the 2001 Nine Months. Amortization of goodwill relating to our purchase of IDC was $183,000.

Non-cash charges for compensation and services amounted to $450,000 in the 2001 Nine Months and $3,311,000 in the 2000 Nine Months. In March 2000, ICC granted options to purchase 100,000 shares of class A common stock pursuant to a consulting agreement with a former executive officer and board member. The options were valued at $6,318,850 and were being amortized as consulting expense over the term of the consulting agreement. Non-cash charges for these options amounted to $450,000 during the 2001 Nine Months. On September 22, 2000, the former board member forfeited the options. For the 2000 Nine Months, ICC recorded a total of $3,311,000 in non-cash charges in connection with these options.

Impairment of acquired intangibles in the amount of $1,872,000 resulted from a reduction of the workforce of RTCI during and subsequent to the 2001 Nine Months. The workforce of RTCI was recorded at its estimated fair value at the time of the merger. The value of the workforce has been impaired by the reduction of approximately 50% of the RTCI personnel. We believe that other acquired intangible assets have not been impaired by the reduction in the workforce.

Income tax benefit of $1,605,000 in the 2001 Nine Months primarily resulted from the impairment of our workforce, which decreased our deferred tax liability. Our deferred tax liability also decreased from the amortization of our acquired identifiable intangible assets associated with our acquisitions.

Liquidity and Capital Resources

Current assets decreased to $7,149,000 as of April 30, 2001 from $19,842,000 as of July 31, 2000. The decrease was primarily due to a decrease in cash and cash equivalents of $10,694,000 from continuing operating losses and acquisition payments, an increase in marketable securities acquired from IDC of $874,000, an increase in accounts receivable of $1,859,000, of which $750,000 is due to the Company from Triaton GmbH and the balance is due to increased business activity and our acquisitions, a decrease of a note receivable in the amount of $5,000,000, which was converted into equity in RTCI, and an increase in prepaid and other assets of $268,000.

Total liabilities increased to $6,925,000 as of April 30, 2001 from $2,242,000 as of July 31, 2000. The increase was primarily the result of an increase of current and non-current deferred tax liability of $3,233,000, an increase in accrued expenses of $1,409,000, an increase in capital lease obligations of $139,000 and an increase in other liabilities of $99,000. This was offset by a decrease in accrued dividends, accrued revenue and accounts payables totaling $197,000. The deferred tax liability arose from the acquisition of certain intangibles from RTCI, specifically $4,780,000 allocated to mapping technology, $4,000,000 allocated to the workforce and $1,216,000 allocated to the customer list.

At April 30, 2001, working capital decreased to $3,895,000 from $17,831,000 at July 31, 2000. The decrease was the result of continuing losses and acquisition payments.

We have financed our operations through private placements during fiscal 1994, our initial public offering during fiscal 1995 (the "IPO"), a private placement in March 1997, a private placement of bridge note units during fiscal 1998 and 1999, a private placement of series A preferred stock in April 1999 and private placements of our class A common stock, series C preferred stock and warrants in November 1999. We anticipate losses through fiscal 2001 as we continue to expand commercial markets for our ICC.NET service and service bureau.

Our principal sources of liquidity, which consisted of cash and cash equivalents and marketable securities, decreased to $4,183,000 as of April 30, 2001 from $14,003,000 as of July 31, 2000. Net cash used in operating activities was $9,966,000 for the 2001 Nine Months compared to $6,146,000 for the 2000 Nine Months. The increase in cash used in operating activities was primarily the result of the operating losses of RTCI incurred subsequent to its acquisition. Cash flows used in investing activities were $696,000 for the 2001 Nine Months compared to $3,681,000 provided by investing activities for the 2000 Nine Months. The decrease in cash provided by investing activities was primarily due to the sale of marketable securities during the 2000 Nine Months. No such sales occurred in the 2001 Nine Months. The primary reason for cash used in investing activities in the 2001 Nine Months was to acquire property and equipment. Net cash used in financing activities was $32,000 in the 2001 Nine Months compared to $24,273,000 provided by financing activities in the 2000 Nine Months. The large amount of cash provided by financing activities in the 2000 Nine Months was primarily the result of proceeds from various private placements referred to above. No such transactions occurred in the 2001 Nine Months.

We believe that as a result of the workforce reduction that took place at the end of January 2001 and a workforce reduction subsequent to the Nine Months ended April 30, 2001, planned reductions of various other expenses, including leased facilities and anticipated revenue increases, our existing cash resources should provide sufficient working capital through April 30, 2002 without raising additional capital. If, however, we are not able to achieve sufficient cost reductions on a timely basis or if our revenue does not increase as anticipated for competitive or other reasons, our cash resources will not be sufficient and we will require additional financing. We are exploring the possibility of raising additional capital in a private placement or a series of private placements that would yield us $2,000,000 to $5,000,000 in proceeds. There can be no assurances that the terms of any available financing will be acceptable to us, or that any financing will be consummated.

We have a net operating loss carryforward of approximately $58 million to offset future taxable income for federal income tax purposes. The utilization of the loss carryforward to reduce any such future income taxes will depend on our ability to generate sufficient taxable income prior to the expiration of the net operating loss carryforwards. The carryforward expires from 2007 to 2020. The Internal Revenue Code of 1986, as amended, and the regulations promulgated thereunder contain provisions which limit the use of available net operating loss carryforwards in any given year should significant changes (greater than 50%) in ownership interests occur. Due to the IPO, the net operating loss carryover of approximately $1.9 million incurred prior to the IPO will be subject to an annual limitation of approximately $400,000 until that portion of the net operating loss is utilized or expires. Also, due to the private placement of series A preferred stock in 1999, the net operating loss carryover of approximately $18 million incurred prior to the private placement will be subject to an annual limitation of approximately $1 million until that portion of the net operating loss is utilized or expires.

PART II.  OTHER INFORMATION

Item 1:  Legal Proceedings
         -----------------

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

Item 2: Changes in Securities and Use of Proceeds
        -----------------------------------------

In April 2001, ICC issued 111,142 shares of class A common stock as a dividend payment on the series C preferred stock. .

Item 6: Exhibits and Reports on Form 8-K
        --------------------------------

(a) Exhibits. None.

(b) Reports on Form 8-K

No Current Reports on Form 8-K were filed during the three-month period ended April 30, 2001.

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

                                        INTERNET COMMERCE CORPORATION
                                        -----------------------------
                                        (Registrant)

Date:  June 14, 2001                    By: /s/ G. Michael Cassidy
                                           -------------------------------
                                           G. Michael Cassidy
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)


Date:  June 14, 2001                    By: /s/ Walter M. Psztur
                                           --------------------------
                                           Walter M. Psztur
                                           Chief Financial Officer
                                           (Principal Financial and
                                           Accounting Officer)