Form 10-K
period 2001-07-31
INTERNET COMMERCE CORP
filed 2001-10-30
CIK 894738

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

|X| Annual report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the fiscal year ended July 31, 2001

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

                           805 Third Avenue, 9th Floor
                            New York, New York 10022
          (Address of principal executive offices, including zip code)
--------------------------------------------------------------------------------
                                 (212) 271-7640
--------------------------------------------------------------------------------
               (Registrants telephone number, including area code)
--------------------------------------------------------------------------------

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         Indicate by check mark if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K contained herein, and will not be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

         As of October 26, 2001 the issuer had outstanding 9,778,106 shares of Class A Common Stock and 1,930 shares of Class B Common Stock that are convertible into Class A Common Stock. The aggregate market value of the Class A Common Stock held by nonaffiliates as of October 26, 2001 was approximately $28,845,413 based on a closing price for the Class A Common Stock of $2.95 on the Nasdaq National Market on such date.

================================================================================

                          INTERNET COMMERCE CORPORATION

                           ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS


PART I   .................................................................... 1
          Item 1.     Business............................................... 1
          Item 2.     Description of Properties..............................12
          Item 3.     Legal Proceedings......................................12
          Item 4.     Submission of Matters to a Vote of Security Holders....12
PART II  ....................................................................13
          Item 5.     Market for Internet Commerce Corporation's Common
                      Equity and Related Stockholder Matters.................13
          Item 6.     Selected Consolidated Financial Data...................15
          Item 7.     Management's Discussion and Analysis of Financial
                      Condition and Results of Operations....................16
          Item 7A.    Quantitative and Qualitative Disclosures About
                      Market Risk............................................26
          Item 8.     Financial Statements and Supplementary Data............26
          Item 9.     Changes in and Disagreements with Accountants on
                      Accounting and Financial Disclosure....................27
PART III ....................................................................28
          Item 10.    Directors and Executive Officers of Internet
                      Commerce Corporation...................................28
          Item 11.    Executive Compensation.................................31
          Item 12.    Security Ownership of Certain Beneficial Owners
                      and Management.........................................35
          Item 13.    Certain Relationships and Related Transactions.........36
PART IV  ....................................................................37
          Item 14.    Financial Statements, Financial Statement Schedules,
                      Exhibits and Reports on Form 8-K.......................37
          Signatures ........................................................40

                                     PART I

Item 1.  Business

         This annual report on form 10-K contains a number of "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Specifically, all statements other than statements of historical facts included in this annual report regarding our financial position, business strategy and plans and objectives of management for future operations are forward-looking statements. These forward-looking statements are based on the beliefs of management, as well as assumptions made by and information currently available to management. When used in this annual report, the words "anticipate," "believe," "estimate," "expect," "may," "will," "continue" and "intend," and words or phrases of similar import, as they relate to our financial position, business strategy and plans, or objectives of management, are intended to identify forward-looking statements. These "cautionary statements" reflect our current view with respect to future events and are subject to risks, uncertainties and assumptions related to various factors including, without limitation, those described below the heading "Overview", those described starting on page 23 of this annual report and in our registration statements and periodic reports filed with the Securities and Exchange Commission under the Securities Act and the Exchange Act.

         Although we believe that our expectations are reasonable, we cannot assure you that our expectations will prove to be correct. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described in this annual report as anticipated, believed, estimated, expected or intended.

Overview

         Internet Commerce Corporation, a leader in the e-commerce business-to-business communication services market, provides complete electronic commerce ("EC") infrastructure solutions.

         Our business operates in three segments. These three segments are:

         o ICC.NET (formerly named CommerceSense(R)) - Our ICC.NET service, the Company's global Internet-based value added network or VAN, uses the Internet and our proprietary technology to deliver our customers' documents and data files to members of their trading communities, many of which may have incompatible systems, by translating the documents and data files into any format required by the receiver. We believe that our ICC.NET service has significant advantages over traditional VANs, and email-based and other Internet-based systems, because our service has a lower cost, greater transmission speed and more features. ICC.NET provides the following services:

                  o Traditional VAN services -- our ICC.NET service provides the full suite of traditional VAN services, but uses the Internet to provide cost savings and increased capabilities for our customers;

                  o Electronic data interchange ("EDI") for web-based retailers -- our ICC.NET service provides an electronic document and data file delivery link between web-based retailers and their vendors that require that documents and data files be transmitted using EDI format;

                  o EDI-to-fax service -- our ICC.NET service can translate electronic documents into fax format and send the documents by fax to our customers' trading partners that cannot receive electronically transmitted documents; and

                  o Large-scale electronic document management and delivery -- our ICC.NET service can transmit large-scale non-EDI electronic documents and data files and provide real-time delivery, archiving, security, authentication and audit services.

         o Professional Services - Our professional services segment facilitates the development and operation of comprehensive business-to-business e-commerce solutions. We provide the following professional services:

                  o EC infrastructure solutions by providing mission critical e-commerce consulting, software, outsourced services, translation/mapping and technical resource management;

                  o On-site and off-site data mapping services to maximize productivity and efficiency in managing inter-company and intra-company data transaction requirements;

                  o HIPAA (Health Insurance Portability and Accountability Act) impact and data gap analysis for health care providers and payers. We can design, build, test and rollout systems to ensure compliance with Federally mandated standards for health care data; and

                   o A series of product-independent EDI seminars for e-commerce users. The seminars are hosted by leading universities and training facilities in the United States. We also develop in-house EDI training programs and offer public seminars for understanding and implementing HIPAA regulations.

         o Service Bureau - Our service bureau manages and translates the data of small and mid-sized companies that exchange EDI data with large companies and provides the following services:

                  o Receives electronic purchase orders from large retailers and converts the purchase orders into hard copies or other alternative formats and delivers those documents to their suppliers that are our customers;

                  o Converts paper or other alternatively formatted invoices from our customers into EDI format that is transmitted to their trading partners;

                  o Provides UPC (Universal Product Code ) services for ASN (Advanced Ship Notice) Casing & UCC (Uniform Code Council) 128 labels; and

                  o Maintains UPC catalogs allowing our customers to generate the UPC numbers and tickets for the items in the UPC catalogs.

         We are subject to various risk factors which are described starting on page 21 of this annual report.

Corporate background

         The Company was incorporated under the name Infosafe Systems, Inc. in November 1991 in the State of Delaware. Our principal executive offices are located at 805 Third Avenue, New York, NY 10022. Our telephone number at that address is (212) 271-7640. References in this annual report to the "Company", "ICC", "we" or "us" mean Internet Commerce Corporation, a Delaware corporation, and its subsidiary on a consolidated basis, unless the context otherwise requires.

Industry Background

         We believe that although the Internet has become an important new sales channel, its primary value will be in achieving business efficiencies and cost savings by expanding global business-to-business connectivity.

         In an increasingly global economy, we believe that improvements in speed and efficiency in the supply chain between businesses are important and improvements in the capacity of a business to buy and sell goods and services or raw materials within its business community become an important factor in its ability to compete. Thus, for example, in a just-in-time economy, timeliness, and not price, may be the most important component in creating a competitive advantage.

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

Development of our business

         Through July 2000, our business was entirely focused on our ICC.NET service. Our ICC.NET service is currently in use by our customers for the secure exchange of business-to-business electronic forms and data files.

         In addition to our continued development and enhancements of our ICC.NET service, we made two acquisitions during fiscal 2001, which enable us to offer a more complete range of services to allow our customers to expand their EC trading communities and bridge their legacy systems to the internet.

         In August 2000, we acquired Intercoastal Data Corporation, referred to as IDC, through which we acquired our service bureau segment. IDC is engaged in the development, marketing, sale and other exploitation of business-to-business EDI standards-based applications for standard-based EDI exchange over value-added networks, private networks, exchanges, extranets and the Internet.

            In November 2000, we completed the acquisition of Research Triangle Commerce, Inc., referred to as RTCI, through which we acquired our professional services segment. RTCI is an EC infrastructure solutions company serving the business-to-business e-commerce market. RTCI helps its clients conduct business electronically through a continuum of services, including eConsulting, data transformation mapping (EDI, EAI, XML) and internetworking. RTCI has developed a business model that offers remote service delivery, fixed and value-based pricing and reusable solutions. Subsequent to the acquisition, due to a reduction of the workforce of RTCI, a steep decline in the value of companies similar to RTCI, continued operating losses and a significant reduction in the forecasted operating profits of our professional services segment, management determined that triggering events had occurred related to certain acquired intangible assets. Projected cash flow analysis related to those assets determined that the assets had been impaired. These intangible assets were written down to fair value based on the related discounted expected future cash flows. During the year ended July 31, 2001, the Company recorded an impairment charge of $16,708,479 related to the intangibles acquired from RTCI.

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

         We intend to continue to market ICC.NET to new customers with an increasing focus on industries in which ICC.NET has enjoyed significant penetration and revenues. Those industries include book retailing and publishing, pharmaceutical manufacturing, footwear manufacturing, office supplies and transportation logistics.

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

         Additionally, we will focus on marketing ICC.NET to other members of the trading communities of our existing customers and we will pursue opportunities to cross-sell our services to the customers of our several business segments.

         Our current customers conduct their business internationally, and we are servicing these customers and pursuing new international customers in Europe and other places outside the United States. See "International" below.

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

         We expect to experience seasonality in our business that reflects the seasonality of the businesses of our customers. We believe that period-to-period comparisons of our operating results for any particular period will not necessarily indicate our future performance.

Services and products

          ICC.NET, our global Internet-based value added network, or VAN, provides complete supply chain connectivity solutions for electronic data interchange, or EDI, and e-commerce and offers users a sophisticated vehicle to send and receive files of any format and size securely. We also offer a broad range of consulting services, including XML technologies, data transformations, custom application development, comprehensive e-commerce education and an EDI service bureau. The following summarizes the principal services and products offered by our three operating segments, namely our ICC.NET service, professional services and service bureau.

         ICC.NET Service

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

         We believe that our ICC.NET service improves the basic infrastructure of business-to-business electronic communications by providing intelligent messaging and routing using the Internet, which, we believe, improves the security, reliability, ease of use and acceptability of using the Internet for business-to-business electronic commerce. ICC.NET performs these functions without requiring that the user purchase software and at prices that in our belief, are significantly less than the prices currently charged by traditional VANs.

         We designed our ICC.NET service to avoid what we believe are inefficiencies in traditional VAN services, software products and phone and manual fax processes, which we believe are more expensive, slower and more difficult to use than our ICC.NET service. ICC.NET incorporates proprietary technology and is immediately accessible using a standard Internet connection and a web browser.

         Our ICC.NET service uses the Internet to deliver more features than traditional VANs, including the following:

         o Documents are delivered up to 100 times faster, depending upon the speed of the customer's Internet connections;

         o Our customers may more effectively track, monitor and process business documents and other data files using our real-time document management java-applet screen displays;

         o Our ICC.NET service allows us consistently to provide confirmed delivery of documents and other data files;

         o Documents can be delivered either in real-time or retrieved when convenient for the customer. Real-time delivery reduces the potential for document corruption, bottlenecks and other problems associated with batch delivery modes, which are traditionally store-and-forward and in some cases can take several hours to be delivered;

         o Our ICC.NET service can handle data transmissions other than standard business documents, such as images, engineering drawings, architectural blueprints, audio and some types of video; and

         o Our customers enjoy flexibility in creating different document types and formats for various business applications. For example, our customers can add their business logo to their documents and can use their own format for each document type.

         In addition, we believe our ICC.NET service offers advantages over e-mail and other Internet-based electronic commerce systems, such as a full range of VAN services, translation of a wide variety of data into customer-specified formats, management of business documents or data files of virtually any size and of a wide variety, including purchase orders, invoices, statements, inventory tracking and shipping documents, images, engineering drawings, architectural blueprints, audio and some types of video. Our ICC.NET service also provides a complete audit trail of content delivery and customer selection from a variety of security methods.

         We believe that ICC.NET is one of the only Internet-based data transmission services that is approved to interconnect with approximately fifty traditional VANs, private networks and exchanges that currently provide EDI services for approximately 90% of companies we estimate are capable of using EDI. As a result, we can handle EDI traffic between our customers and any of their trading partners that choose to continue to use a traditional VAN and a customer that uses a traditional VAN and its trading partners that do not. The ability to interconnect provides our customers with the possibility of maximum penetration into their trading partner community.

         EDI for web-based retailers. We provide an electronic document and data file delivery link between web-based retailers and their vendors. We believe that many larger vendors require that product orders and other documents be transmitted using EDI. Web retailers can use our ICC.NET service to comply with this requirement and thus can reduce their costs and improve their ability to locate, order, track and deliver products. Our ICC.NET service can process purchase orders, invoices, order status reports and other files transmitted between web-based shopping portals of electronic retailers and their vendors, distributors and manufacturers and can also manage critical logistics delivery files. Due to the special requirements and rapid growth of these new web-based retail companies, we have a dedicated web retailer sales and support team that offers these retail companies the option to outsource to us all of their electronic document and data file delivery requirements.

         EDI for the health care industry. We offer services for the implementation of EDI healthcare transactions mandated by the administrative simplification regulations of the Health Insurance Portability and Accountability Act (HIPAA). Standards developed by ANSI (American National Standards Institute) apply to Health Plans,

Clearinghouses and Healthcare Providers who transmit information electronically. By combining our expertise in traditional EDI and HIPAA requirements with the client company's knowledge of its operations and systems, we form partnerships aimed at HIPAA compliance. Our ICC.NET service facilitates the exchange of healthcare eligibility and enrollment forms, care review, patient information, claims and claim status and payments.

         Large-scale electronic document management and delivery. Our ICC.NET service can electronically transmit large-scale non-EDI electronic documents and other large files, which may include catalogs, engineering drawings, graphics and some types of video. ICC.NET allows customers to manage and distribute large files in real-time and provides archiving, security, authentication and audit services. ICC.NET will support both a publish/subscribe configuration, in which a customer can publish any number of files for subscribers authorized by the customer to view and/or download, and a point-to-point-delivery configuration that operates like our ICC.NET VAN service.

         EDI to fax service. Traditional EDI users can convert electronic documents into a faxable format and fax the documents manually to their trading partners that cannot receive electronically transmitted documents in EDI. Our ICC.NET IP-based world-wide fax service allows our customers to send a document electronically, which we then electronically convert and fax to any of our customer's trading partners that cannot receive electronically transmitted documents and that specify they want to receive the document by fax.

         Professional Services

         Our professional services facilitate the development and operations of comprehensive business-to-business electronic commerce solutions. We specialize in EC solutions involving EDI and EAI (Enterprise Application Integration) by providing mission critical EC consulting, EC software, outsourced EC services and technical resource management.

         EDI Mapping Factory(R). We are a first-class provider of EDI mapping services. Our EDI Mapping Factory(R) experts provide off-site mapping using a variety of translators on a variety of platforms. Our experience includes mapping for ANSI ASC X12 Transaction Sets, UN/EDIFACT messages, HL7, XML and many other standards, including the use of SAP IDOCs. We can also provide data transformation services for database conversions, client specified files and other tasks involving the care and movement of data. Our systems and technicians can handle virtually any environment necessary, including Windows, NT, UNIX, AS/400 and mid-range systems.

         Custom Solutions. Our Custom Solutions group provides programming solutions designed to fit our customers specific needs. We can build web-based applications for both customer end users and servers. We provide a comprehensive and integrated design or redesign of our customers entire internal EC/EDI environment.

         Consulting Services. Our Consulting Services group brings industry specific experience and high-level expertise to our customers. We have the EC consulting expertise to support our customers information technology functions. Our professionals work as a member of our customer's staff and under their control, while our management team visits regularly to ensure their satisfaction. We have also initiated a special focus on the Healthcare industry involving the analysis, design and construction of solutions that address HIPAA compliance.

         Education. We offer EC and EDI education and training resources through a series of product-independent one-day seminars hosted by leading universities around the United States. These seminars address the basic components of EDI, software, networks, standards, trading partner issues, business management issues and specific industry-related issues. Special classes are arranged for our customers at their locations. We also offer public and private two-day seminars that focus on Healthcare EDI and HIPAA requirements. Building on our core education program, these seminars emphasize the use of EDI within the healthcare industry by addressing standards and using exercises to upgrade student knowledge of claim processing and remittance transactions.

         XML Services. Our significant experience in the use of XML for conducting EDI helps our customers move into the use of XML for interoperability. We can assist our customers with all phases from the basic system concept to mapping our customers' legacy data into the new forms needed for XML. We have been active in the development of the draft and experimental standards for the use of XML for messaging systems, and continue on the forefront of this technology as it moves to greater use and acceptance.

         The Service Bureau

         Our EDI and UPC service bureau allows vendors to continue using paper transactions while providing trading partners with the EDI compliance they demand. Since IDC's per-document fees are only a fraction of the processing charges imposed by most retailers, vendors can save money while testing the benefits of EDI for themselves.

         Retail Supply Chain Documents. We can receive, translate and print purchase orders, invoices, product activity data and other data from most major retailers. In addition, we can send or receive a receipt acknowledgement for each document to the retailer. We also offer a manual purchase order service.

         UPC Label, Ship Notices, UCC 128 Service. With our Calculated Casing Solution, using our proprietary algorithm, our customers don't need to own expensive hardware to create the required bar coded UCC 128 carton labels. We also generate UPC numbers for our customer's products, load and maintain UPC information on the network UPC catalogs, and print UPC tickets for our customer's products.

         Our UPC Service Bureau provides our customers with smooth loading and maintenance of their UPC information into the ICC Catalog and other electronic UPC catalogs.

         Our service bureau also offers an assortment of software products. Our principal software products are:

         o EZ-EDI(TM) translator package receives electronic purchase orders via the major networks, prints purchase orders, holds the orders in an open orders file for possible changes and sends electronic invoices back to the retailer. It allows our customers to manage their orders with ease - changing quantities and prices as needed, adding manual orders, backordering and deleting orders which can not be filled.

         o UPC Manager(TM)allows our customers to create an 832 EDI document (sales catalog) and provides an automatic link to network UPC catalogs. UPC Manager(TM)allows our customers to add, change and delete information in their in-house UPC catalogs, the local repository of their UPC product information. UPC Manager(TM)automatically generates proper UPC numbers for products that do not have UPC numbers assigned and accepts current UPC numbers for products with them. Tracking active, inactive and dead UPC numbers for the appropriate time intervals, UPC Manager(TM)also provides extensive error checking on in-house catalog data to ensure that information sent to the networks is valid.

         o ScanPak Plus(TM) lets our customers scan merchandise and automatically create a bar code label for each case as it is packed at one or several locations. Keyboard use at packing stations can be virtually eliminated. ScanPak Plus(TM) interfaces with EZ-EDI(TM) software or any other third party EDI software which meets its interface file specifications. It electronically verifies the contents of each case against purchase orders. From the casing information created by ScanPak Plus(TM) our customers can generate and transmit accurate EDI ship notices to retailers, using EZ-EDI(TM) or third party EDI software.

         Software sales have not been a significant source of revenue during 2001.

         In September 2001, we completed a web-based product catalog ("ICC Catalog") for use in the retailer-vendor business community. The ICC Catalog enables vendors that supply goods to retailers to create, store and maintain a web-based online database of their product information. The vendor's retail customers can access electronically and selectively download the product information. Both the retailer and the vendor can access the ICC Catalog worldwide using the Internet on a continuous basis. The ICC Catalog has been developed as a web-based application with the capability for online immediate update of product information by the vendor as well as the traditional use of an EDI 832 Price/Sales Catalog document for updating the vendor's catalog.

         The ICC Catalog is a feature-rich product designed to help increase the profitability of both the retailer and the vendor by ease of use, global multilingual access, rapid availability of information and competitive pricing.

         Financial information about our business segments can be found in Management's Discussion and Analysis of Financial Condition and Results of Operations under Item 7 and in Note 15 of the notes to our consolidated financial statements included elsewhere in this annual report. Our revenue by geographic region is set forth in Note 14 of the notes to our consolidated financial statements.

International

         In August 2001, Triaton GmbH ("Triaton"), a member of the ThyssenKrupp Information Services Group GmbH, launched our Internet based VAN service in Europe and has begun actively marketing the ICC VAN service to its existing customers. Triaton will soon begin a broader outreach with its dedicated sales force of electronic commerce professionals supporting the new co-branded service offering.

         In addition, ICC and Triaton intend to establish an ICC.NET data platform for operation by Triaton in Europe which will be connected with ICC's network. Triaton will initially focus its sales and marketing efforts on the major continental European markets and will provide international language support, initially German with French and other primary European languages to follow.

         Our five-year agreement with Triaton provides Triaton with principal partner status in the form of European hosting rights for ICC services. The agreement, as amended in July 2001, requires minimum payments of $8 million to be paid to ICC over the period ending in July 2003. We have already received $1 million under this agreement. Triaton has also advanced $250,000 for services and reimbursable expenses expected to be provided by ICC to Triaton in addition to those required under the original agreement.

         We also have an agreement with Cable & Wireless to resell our services in the United States and Europe. No significant sales have been realized through our relationship with Cable & Wireless through July 31, 2001.

Competition

         Our principal competitors include: Peregrine Systems, Inc., GE Global eXchange Services, a subsidiary of GE Information Services, Inc., International Business Machines Corporation Global Services, Sterling Commerce, Inc., a subsidiary of SBC Communications Inc., EasyLink Corp. and WorldCom, Inc. Each of these competitors has an established VAN that has provided EDI for at least several years and has long-established relationships with the users of EDI, including many of our prospective customers.

         Our market is characterized by rapidly-changing technology, customer demands and intense competition. The Internet's recent growth and the intense competition in our industry require us to continue to develop strategic business and Internet solutions that enhance and improve the customer service features, functions and responsiveness of our ICC.NET VAN and other proposed services and that keep pace with continuing changes in information technology and customer requirements. If we are not successful in developing and marketing enhancements to our ICC.NET VAN service or other proposed services that respond to technological change or customer demands, or otherwise are not able to compete effectively against our current and future competitors, we may lose customers, may need to lower our prices, may experience reductions in gross margins, increases in marketing costs or losses in market share, or may experience a combination of these problems and, as a result, our business will suffer.

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

         Furthermore, we rely on many of our competitors to interconnect with our service at reasonable cost. In September 2001, one of our competitors terminated an existing interconnect agreement and we made alternative arrangements to serve these customers.

         If we are successful in utilizing our ICC.NET platform to provide new services, we may enter into different markets and may face the same or additional competitors, most of which will have substantially greater financial and other resources than we do.

Patents and Trademarks

Patents

         On August 26, 1997, ICC was granted patent No. 5,661,799, entitled Apparatus and Storage Medium for Decrypting Information. The essential components of this patent include 1) the decryption of encrypted information without requiring that decryption keys be transmitted from one place to another,
2) the decryption of encrypted information which employs different keys for different segments of information and 3) the disabling of a system for the decryption of encrypted information if a user is no longer authorized to retrieve information.

         On January 7, 1997, ICC was granted patent No. 5,592,549, entitled Method and Apparatus for Retrieving Selected Information from a Secure Information Source. The important components to this "Branding Patent" are: 1) decryption of an electronic item or product, such as a document or software, 2) the attachment of an identifying serial number and 3) the logging of the item number and serial number. By attaching a "brand" at the time the document is decrypted from a secure data source, an "audit trail" of the decrypted information can be maintained.

         In December 1995, ICC was granted patent No. 5,473,687, entitled Method for Retrieving Secure Information from a Database, covering its technology for providing a secure method for the commercial distribution and use of digital information on a rental basis using a technique to discourage long-term use without endangering the computer or the operating system.

         In February 1995, ICC was granted patent No. 5,394,469, entitled Method and Apparatus for Retrieving Secure Information From Mass Storage Media, for its system to retrieve and monitor the use of protected information from various digital media.

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

Uncertain Patent Protection

         Although ICC has obtained the patent rights described above, we believe that the protection of our rights in our ICC.NET service will depend primarily on our proprietary software and messaging techniques which constitute "trade secrets." ICC has made no determination as to the patentability of these trade secrets. ICC will continue to evaluate, on a case-by-case basis, whether applying for additional patents in the future is in our best interest. There can be no assurance that our technology will remain a secret or that others will not develop similar technology and use such technology to compete with us.

         In addition, there can be no assurance that any issued patents owned by ICC or our trade secrets will afford us adequate protection or not be challenged, invalidated, infringed or circumvented, or that patent applications relating to our products or technologies that we may file or license in the future, including any patent as to which a notice of allowance was issued, will result in patents being issued, or that any rights granted thereunder will provide competitive advantages to ICC. Although we believe that our technology does not infringe upon the proprietary hardware or software of others, it is possible that others may have or be granted patents claiming products or processes that are necessary for or useful to the development of our ICC.NET service and that legal actions could be brought against us claiming infringement. In the event that we are unsuccessful against such a claim, we may be required to obtain licenses in order to develop, manufacture or market our products and services. There can be no assurance that we will be able to obtain such licenses on commercially reasonable terms, if at all. If we are required to and do not obtain such licenses, we will encounter delays in the development and manufacturing of our products and technologies while we attempt to design around such patents or other rights and there can be no assurance that such attempts would be successful. Failure to obtain such licenses or to design around such patents or other rights would have a material adverse effect on our business.

Trademarks

         ICC's trademarks ICC.NET, INFOSAFE, PROTECTED BY INFOSAFE, COMMERCESENSE, COPYSAFE, DESIGN PALETTE, EDI ASSISTANT and EDI MAPPING FACTORY have been registered with the United States Patent and Trademark Office. The applications to register AUDINET, B2B4B2C, B to B for B to C, E-COMMERCE MADE EASY, KNOW WHER YOU'RE GOING, KNOW HOW TO GET THERE, XML ASSISTANT, XML MAGIC and XML WIZARD have now been allowed as trademarks and await registration. We intend to apply for additional name and logo marks in the United States and in foreign jurisdictions. No assurance can be given that registrations will be issued on the allowed applications or that interested third parties will not petition the United States Patent and Trademark Office to cancel our registration.

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

Sales and Marketing

         We employ a variety of marketing initiatives, including print advertising and trade show representation to enhance awareness of our ICC.NET and other services and products in the electronic commerce community and to increase our sales domestically and internationally.

         Direct Marketing through Sales Force. Direct sales to large corporations by our own sales force form the core of our sales strategy. ICC has started a program to leverage and augment our sales force by developing reseller and agent programs with major organizations. The most significant of these is our relationship with Triaton. See "International" above for information about our relationship with Triaton and Cable & Wireless. ICC's sales force currently consists of 10 professional sales staff and support personnel that cross-sell our services and products and is planned to be increased. Our sales force consists of field sales representatives who provide direct assistance with sales calls at customer sites and must meet target quotas. These representatives are supported by technical personnel based in the field. All field sales personnel report to our Vice President of Sales.

         Indirect Marketing through Hub Companies. We believe that smaller spoke companies comprise a significant potential market that may be reached without any direct marketing on our part, because the low cost of our ICC.NET service should allow these smaller spoke companies to consider using our service if requested to do so by their hub companies.

         Seminars and Tradeshows. We conduct seminar marketing, consisting of a traveling road show providing targeted group demonstration and selling activities to pre-qualified audiences invited to events in their own localities by direct mail and advertising supported by telemarketing confirmation. ICC has expanded its participation in industry tradeshows and has personnel which focus solely on this area. We plan to staff national shows with sales, support and executive personnel from our headquarters.

         Web-based and Print Advertising. We use both web-based and traditional print advertising. Our web site embodies a variety of promotional features. ICC maintains a print advertising media campaign to generate sales leads and increase brand recognition.

         Strategic Relationships. We have relationships with general consulting firms and others in which the firms recommend our products and services as part of their project or product recommendations. In addition, we currently have custom-designed interfaces in purchasing software packages, which commonly have an EDI component. We continue to offer to create custom-designed interfaces to the twenty largest companies that produce purchasing software. We believe that an interface with our Internet-based electronic commerce system will appeal to the software companies' desire to highlight the cutting-edge character of their software. The software companies will not incur any costs by adding our interface, since we are developing the interfaces to increase the number of users of our ICC.NET service rather than to produce revenues by selling the interfaces.

Technical Support

         We provide technical support twenty-four hours a day, seven days a week for all our ICC.Net customers. For new users of our ICC.NET service, we provide education about the application and correctly configure the users' computer systems. We also provide ongoing assistance for previously-installed users. Due to the multiple redundancies of all of our systems and the stability of SIAC, our ICC.NET service has been fully operational more than 99% of the time.

Customers

         We currently provide services to approximately 1,000 customers. Approximately half of these customers use our ICC.NET service and represent a variety of industries including pharmaceutical, publishing, office supplies, e-tailing, manufacturing and retail. Customers in these and other industries include American Power Conversion Corporation, AOL Timer Warner, Barnes & Noble, Inc., Bethlehem Steel, BMG Entertainment, Brother International Corporation, CIT Group, Inc., Colgate-Palmolive, Hastings Entertainment, Inc., Linens n' Things, Inc., Mack Trucks, Inc., The McGraw-Hill Companies, Inc., Pfizer Inc, Pier 1 Imports, Random House Inc., Revlon, Inc, Sector Communications, Inc., a SIAC company, Simon & Schuster, Inc., TravelCenters of America, Inc. and Verizon Wireless.

         The customer base of our professional services segment changes frequently due to the nature of service contracts. Current customers include Preferred Care, Atlantic Tech Services and Boeing.

         Our service bureau provides service to approximately 500 customers, including Jacobson Stores Inc.

         Triaton accounted for 11% of our consolidated revenues, or 22% of our ICC.Net business segment, during the year ended July 31, 2001. No single customer accounted for a material portion of our revenues during the years ended July 31, 2000 or 1999.

Research and Development

         Research and development costs related to the maintenance and improvement of our ICC.NET service amounted to $931,000, $702,000 and $517,000 for the years ended July 31, 2001, 2000 and 1999, respectively.

Employees

         At July 31, 2001, ICC had 135 full-time employees, of whom 52 worked for our ICC.Net business segment, 55 worked for our professional services business segment and 28 worked for our service bureau business segment.

Item 2.  Description of Properties

         Our executive offices are located at 805 Third Avenue, New York, New York 10022 under a lease that expires on December 31, 2004 and provides for annual base rent of approximately $500,000. The lease covers approximately 12,300 square feet.

         Our development and network administration groups and our technical support call center are located in East Setauket, New York, under a lease that expires on June 30, 2004 and provides for annual base rent of approximately $180,000. The lease covers approximately 8,900 square feet.

         Our service bureau is located in Carrollton, Georgia, under a lease that expires on July 31, 2005 and provides for annual base rent of approximately $80,000. The lease covers approximately 8,000 square feet.

         Our professional services group is in Cary, North Carolina under a lease that expires on October 31, 2004 and provides for annual base rent of approximately $550,000. The lease covers approximately 27,000 square feet.

         Our data center is located at SIAC under an agreement that expires in December 2002. We have an option to renew the lease and to expand our usage of the facility at the end of the current term.

           We believe that these facilities should be adequate for our present and reasonably foreseeable operating requirements.

Item 3.  Legal Proceedings

         In October 2000, Thomas Lipscomb, a former President and Chief Executive Officer of the Company, commenced an action against Alan Alpern, a former officer of the Company, and against Arthur Medici, a former officer and a current director of the Company, in the Supreme Court of the State of New York, County of New York. In the action, Mr. Lipscomb claims that Messrs. Alpern and Medici tortuously interfered with his employment agreement with the Company. Mr. Lipscomb seeks compensatory damages in the amount of $672,000 and punitive damages in the amount of $1 million. Both Messrs. Alpern and Medici have requested that the Company indemnify them pursuant to its by-laws, requests that the Company is currently considering. It is the Company's understanding that both Messrs. Alpern and Medici intend to defend the action vigorously. The Company is unable to predict the ultimate outcome of this claim since this action is in its preliminary stage.

Item 4.  Submission of Matters to a Vote of Security Holders

         No stockholder votes took place during the fourth quarter of the year ended July 31, 2001.

                                     PART II

Item 5. Market for Internet Commerce Corporation's Common Equity and Related Stockholder Matters

(a)      Market Information

         Since September 20, 2000, ICC's class A common stock has been traded on the Nasdaq National Market under the symbol ICCA. ICC's class A common stock was previously traded on The Nasdaq SmallCap Market under the symbol ICCSA. ICC's Units, each consisting of one share of class A common stock, one class A warrant and one class B warrant, are traded in the over-the-counter market on the OTC Bulletin Board under the symbols ICCSU, ICCSW and ICCSZ respectively. The following table sets forth the high and low closing prices of ICC's securities for the periods indicated. These quotations represent prices between dealers in securities, do not include retail mark-ups, mark-downs or commissions and do not necessarily represent actual transactions.


Fiscal Year Ended July 31:

                                                  2001                                        2000
                                                  ----                                        ----
                                        High                 Low                    High                 Low
                                        ----                 ---                    ----                 ---
Class A Common Stock
--------------------
First Quarter                        $    17.63           $     4.50            $      16.25          $     9.94
Second Quarter                       $     7.32           $     2.50            $      48.50          $    14.13
Third Quarter                        $     7.00           $     2.00            $      96.00          $    12.13
Fourth Quarter                       $     4.83           $     2.50            $      24.00          $     8.25

Units
-----
First Quarter                        $    21.00           $    21.00            $      14.00          $    10.50
Second Quarter                       $     9.00           $     7.00            $      10.50          $    10.50
Third Quarter                        $     7.63           $     4.00            $      10.50          $    10.50
Fourth Quarter                       $     6.25           $     6.25            $      23.00          $    10.50

Class A Warrants
----------------
First Quarter                        $    13.75           $     3.75            $       2.50          $     0.25
Second Quarter                       $     6.50           $     1.13            $      39.00          $     2.00
Third Quarter                        $     2.75           $     1.15            $     152.00          $    10.50
Fourth Quarter                       $     1.25           $     0.51            $      19.00          $     5.00

Class B Warrants
----------------
First Quarter                        $     5.75           $     1.63            $       0.69          $     0.06
Second Quarter                       $     2.50           $     0.75            $      12.50          $     0.38
Third Quarter                        $     1.50           $     0.25            $      80.00          $     5.00
Fourth Quarter                       $     0.25           $     0.25            $       8.50          $     2.00


(b)      Holders

         As of July 31, 2001, there were approximately 231 record holders of our class A common stock, 1 record holder of our class B common stock, approximately 22 record holders of our class A warrants and approximately 22 record holders of our class B warrants. Many of our shares of class A common stock are held by brokers and other institutions on behalf of stockholders, so we are unable to estimate the number of stockholders represented by these record holders.

(c)      Dividends

         ICC has not paid any cash dividends on its common stock and does not intend to declare or pay cash dividends on the common stock in the foreseeable future. The holders of the outstanding shares of series A preferred stock are entitled to a 4% annual dividend payable in cash or in shares of class A common stock, at the option of ICC. These dividends are payable on each July 1. In July 2001, ICC issued 7,601 shares of class A common stock in payment of the dividend due on July 1, 2001. In July 2000, ICC paid $181,772 in cash in payment of the dividend due on July 1, 2000. The holders of the outstanding shares of series C preferred stock are entitled to a 4% annual dividend payable in cash or in shares of class A common stock, at the option of ICC. These dividends are payable on each January 1. ICC issued 111,142 shares of class A common stock in payment of the dividend due on January 1, 2001.

Recent sales of unregistered securities

         In July 2001, ICC issued 7,601 shares of class A common stock in payment of a dividend on the series A preferred stock. The issuance of these securities was exempt from registration under section 3(a)(9) of the Securities Act as an issuance to an existing stockholder of the Company without consideration.

         In April 2001, ICC issued 111,142 shares of class A common stock in payment of a dividend on the series C preferred stock. The issuance of these securities was exempt from registration under section 3(a)(9) of the Securities Act as an issuance to an existing stockholder of the Company without consideration.

Item 6.  Selected Consolidated Financial Data

         Our selected consolidated statement of operations data for each of the years in the five year period ended July 31, 2001 is presented below. Our selected balance sheet data is presented below as of July 31, 2001, 2000, 1999, 1998 and 1997. The selected consolidated financial data set forth below is qualified in its entirety by, and should be read in conjunction with, our consolidated financial statements and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this annual report.


                                                                                  Year Ended July 31,
                                                         --------------------------------------------------------------------------
                                                             2001            2000            1999            1998            1997
                                                         ----------        ---------       ---------       ---------       --------
                                                                             (In thousands, except per share data)
Statements of Operations Data:
Revenues                                                   $  9,743        $  1,303        $    105        $     19        $     17
                                                           --------        --------        --------        --------        --------
Costs and expenses:
   Cost of services                                           9,354           2,514             452              11              54
   Product development and enhancement                          931             702             517             576             713
   Selling and marketing                                      5,384           3,273             420              --              --
   General and administrative                                 9,683           4,814           3,581           2,307           1,901
   Non-cash charges for stock-based
        compensation, services and legal
        settlements                                             991           5,161           3,267              --              --
   Impairment of acquired intangibles                        16,708              --              --              --              --
   Impairment of assets                                          --              --              --             178             507
                                                           --------        --------        --------        --------        --------
     Total costs and expenses                               (43,051)        (16,464)         (8,237)         (3,072)         (3,175)
                                                           --------        --------        --------        --------        --------
Operating loss                                              (33,308)        (15,161)         (3,053)         (3,158)         (8,132)
                                                           --------        --------        --------        --------        --------
     Other income (expense)                                     523             675          (1,490)             56              89
                                                           --------        --------        --------        --------        --------
Loss before income taxes                                    (32,785)        (14,486)         (9,622)         (2,997)         (3,069)

Income tax benefit                                            1,930              --              --              --              --
                                                           --------        --------        --------        --------        --------
NET LOSS                                                    (30,855)        (14,486)         (9,622)         (2,997)         (3,069)

Dividends on preferred stock                                   (420)           (458)           (191)             --              --
Dividends to preferred stockholders for
     beneficial conversion feature                               --          (4,549)         (1,222)             --              --
                                                           --------        --------        --------        --------        --------
Loss attributable to common stockholders                   $(31,275)       $(19,493)       $(11,035)       $ (2,997)       $ (3,069)
                                                           ========        ========        ========        ========        ========
Basic and diluted loss per common                          $  (3.57)       $  (4.49)       $  (7.62)       $  (2.79)       $  (3.61)
                                                           ========        ========        ========        ========        ========
Weighted average shares used in per share
   calculation - basic and diluted loss per share             8,768           4,337           1,447           1,076             850
                                                           ========        ========        ========        ========        ========

                                                                       July 31,
                                          -------------------------------------------------------------------
                                            2001          2000          1999          1998           1997
                                          ----------    ----------    ----------     --------     -----------
                                                                    (In thousands)
Balance Sheet Data:
Cash and cash equivalents                 $   2,223    $   14,003     $     114    $    178       $      393
Working capital (deficit)                       646        17,831         3,119        (915)           2,535
Total assets                                 15,674        22,332         6,540       1,535            3,492
Capital lease obligations                       255           231           358         197               --
Total liabilities                             4,487         2,242         1,486       1,398              533
Stockholders' equity                         11,187        20,090         5,055         132            2,960

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         This annual report on form 10-K contains a number of "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Specifically, all statements other than statements of historical facts included in this Report regarding our financial position, business strategy and plans and objectives of management for future operations are forward-looking statements. These forward-looking statements are based on the beliefs of management, as well as assumptions made by and information currently available to management. When used in this Report, the words "anticipate," "believe," "estimate," "expect," "may," "will," "continue" and "intend," and words or phrases of similar import, as they relate to our financial position, business strategy and plans, or objectives of management, are intended to identify forward-looking statements. These "cautionary statements" reflect our current view with respect to future events and are subject to risks, uncertainties and assumptions related to various factors including, without limitation, those described below the heading "Overview", those described starting on page 23 of this annual report and in our registration statements and periodic reports filed with the SEC under the Securities Act and the Exchange Act.

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

Overview

         We are a leader in the e-commerce business-to-business communication services market that provides complete e-commerce infrastructure solutions. Our business operates in three segments: namely, our ICC.Net service, our professional services and our service bureau.

         Our ICC.NET service, the Company's global Internet-based value added network or VAN, uses the Internet and our proprietary technology to deliver our customers' documents and data files to members of their trading communities, many of which may have incompatible systems, by translating the documents and data files into any format required by the receiver. We believe that our ICC.NET service has significant advantages over traditional VANs, and email-based and other Internet-based systems, because our service has a lower cost, greater transmission speed and more features, authentication and audit services. Our professional services segment facilitates the development and operations of comprehensive business-to-business e-commerce solutions. Our service bureau manages and translates the data of small and mid-sized companies that exchange EDI data with large companies.

         Through July 2000, our business was entirely focused on our ICC.NET service. Our ICC.NET service is currently in use by our customers for the secure exchange of business-to-business electronic forms and data files.

         In addition to our continued development of our ICC.NET service, we made two acquisitions during fiscal 2001, which enable us to offer a more complete range of services to allow our customers to expand their e-commerce trading communities and bridge their legacy systems to the Internet.

         In August 2000, we acquired IDC through which we acquired our service bureau. IDC is engaged in the development, marketing, sale and other exploitation of business-to-business EDI standards-based applications for standard-based EDI exchange over value-added networks, private networks, exchanges, extranets and the Internet.

            In November 2000, we completed the acquisition of RTCI, through which we acquired our professional services segment. RTCI is an e-commerce infrastructure solutions company serving the business-to-business e-commerce market. RTCI helps its clients conduct business electronically through a continuum of services including eConsulting, data transformation mapping (EDI, EAI, XML) and internetworking. RTCI has developed a business model that offers remote service delivery, fixed and value-based pricing and reusable solutions. Subsequent to the acquisition, due to a reduction of the workforce of RTCI, a steep decline in value of companies similar to RTCI, continued operating losses and a significant reduction in the forecasted future operating profits of our professional services segment, management determined that triggering events had occurred related to certain intangible assets. Projected cash flow analysis related to those assets determined that the assets had been impaired. These intangible assets were written down to fair value based on the related discounted expected future cash flows.

         Our revenues are derived from subscriptions to our ICC.NET service, which include transaction, mailbox and fax transmission fees. The subscription fees are comprised of both fixed and usage-based fees. Fixed subscription fees are recognized on a pro-rata basis over the subscription period. Usage fees are recognized in the period the services are rendered. The Company also derives revenue through implementation fees and interconnection fees. Implementation fees are recognized over the life of the subscription period, generally one year. Interconnection fees are fees charged to connect to another VAN service and are recognized when the data is transmitted to the connected service.

         We also provides a broad range of professional services consisting of EDI and e-commerce consulting, data mapping services and EDI education and training at seminars hosted by leading universities around the United States. Revenue from EDI and e-commerce consulting and education and training are recognized when the services are provided. Revenue from data mapping services are recognized when the map has been completed and delivered to the customer. Revenues from fixed fee professional service contracts are recognized using contract accounting based on the estimated percentage of completion.

         We also derive revenue from our service bureau. Our service bureau revenues are comprised of EDI services, including data translation services, purchase order and invoice processing from EDI-to-print and print-to- EDI, UPC services, including UPC number generation and UPC catalog maintenance and UPC label printing. Our service bureau also derives revenue from software licensing and provides software maintenance and support. Revenues from our EDI services and UPC services are recognized when the services are provided. Revenues from software licenses are recognized when all of the following conditions are met: a non-cancelable non-contingent license agreement has been signed, the software product has been delivered, there are no material uncertainties regarding customer acceptance and collection of the resulting receivable is probable. Revenues from software maintenance and support contracts are recognized ratably over the life of the contract. Our software license revenues were not significant in any of the years presented.

         Deferred revenue is comprised of deferrals for subscription fees, professional services, license fees and maintenance associated with contracts for which amounts have been received in advance of services to be performed or prior to the shipment of software.

Results of Operations and Financial Condition

Fiscal Year Ended July 31, 2001 Compared with Fiscal Year Ended July 31, 2000.

         Our revenue was $9,743,000 in the fiscal year ended July 31, 2001 ("2001") and $1,303,000 in the fiscal year ended July 31, 2000 ("2000"). Revenue related to our ICC.NET service was $4,847,000, or 50% of 2001 revenue. Our ICC.NET service revenue increased $3,544,000 in 2001 compared to 2000. This increase includes $1,000,000 of fees from Triaton GmbH (formerly Hightech International Services GmbH), a subsidiary of ThyssenKrupp Information Services GmbH, under a Joint Services Agreement dated July 28, 2000. Service revenue from our ICC.NET service also increased as a result of increased transaction fees generated from a larger billable customer base and increased monthly flat fees from the addition of flat fee paying customers in the total amount of $2,161,000. RTCI, acquired in November 2000, accounted for $3,434,000, or approximately 35% of 2001 revenue. Revenue generated by RTCI includes professional services consisting of consulting, custom solutions and mapping services. Revenue in the amount of $1,462,000, or 15% of 2001 revenue, was generated from our service bureau. We acquired our service bureau through the purchase of IDC in August 2001. The service bureau's revenue was primarily generated from the services performed, customer support and licensing fees.

         Cost of services increased to $9,354,000 in 2001 from $2,514,000 in 2000. Cost of services relating to our ICC.NET service was $3,889,000, or 80% of revenues derived from the service in 2001, versus $2,514,000, or 193% of revenues in 2000. Salaries and employee benefits related to the ICC.NET service increased $734,000. Data lines and support increased $207,000, depreciation and amortization decreased $37,000 and consulting fees increased $53,000. The increases in salaries, employee benefits, data lines and support were due to the increased use of our service, which resulted in the hiring of additional employees for our customer and technical support functions. The decrease in depreciation and amortization was the result of our data center being fully depreciated prior to fiscal year end 2001. We anticipate that our ICC.Net cost of services will continue to decline as a percentage of revenues in future periods due to increased utilization of our existing communications infrastructure as we expect the use of our service to increase. Cost of services relating to RTCI were $4,832,000, or 141% of revenues derived from professional services. Salaries and employee benefits relating to our professional services were $2,518,000 and consulting fees were $472,000. Other costs of revenues relating to our professional services included amortization of acquired intangibles relating to the workforce and proprietary technology in the amount of $1,225,000. Costs of services relating to our service bureau totaled $669,000, or 46% of revenues derived from the service bureau. Salaries and employee benefits relating to our service bureau were $428,000.

         Product development and enhancement costs related to the maintenance and improvement of our products and services increased to $931,000 in 2001 from $702,000 in 2000. In 2001 salaries and employee benefits related to our ICC.NET service increased $562,000. This increase was offset by a $145,000 decrease in consulting fees, which was the result of the addition of new employees. Product development and enhancement costs incurred by our service bureau were $306,000, which consisted of $254,000 in salaries and benefits and $52,000 of consulting fees.

         Selling and marketing expenses increased to $5,384,000 in 2001 from $3,273,000 in 2000. The increase is attributable in part to the selling and marketing expenses related to our professional services totaling $1,168,000, which was comprised primarily of salaries and related expenses of $724,000, travel and entertainment in the amount of $113,000 and trade shows and advertising costs in the amount of $143,000. Selling and marketing expenses for our ICC.Net service increased by $776,000, which is attributable to an increase in salaries and benefits related to the selling and marketing increased $221,000, an increase in trade shows and increased advertising in the amount of $222,000 as we increased our marketing efforts and occupancy costs increased $109,000 due to the lease of additional office space. Our new service bureau incurred selling expenses in the amount of $105,000 which were primarily comprised of salaries and benefits.

         General and administrative costs increased to $9,683,000 in 2001 from $4,814,000 in 2000. The amortization of goodwill resulting from our acquisition of RTCI accounted for $886,000 of the increase. General and administrative expenses supporting professional services accounted for $1,813,000 of the overall increase. These expenses were comprised primarily of salaries and benefits in the amount of $949,000, rent in the amount of $184,000 and depreciation and amortization in the amount of $170,000. In addition, general and administrative expenses include an increase in rent of $388,000 from the lease of additional office space, of which $80,000 was due to the purchase of IDC. We incurred expenses of $860,000 associated with the integration of the information systems of acquired companies. Severance of $438,000 was recognized due to the termination of an executive officer in 2001. Amortization of goodwill relating to our purchase of IDC was $241,000.

         Non-cash charges for compensation and services amounted to $991,000 in 2001 and $5,160,000 in 2000. In March 2000, ICC granted an option to purchase 100,000 shares of class A common stock pursuant to a consulting agreement with a former executive officer and board member. The fair value of the option was $6,318,850 and was to be amortized as consulting expense over the term of the consulting agreement. On September 22, 2000, the former board member and Company agreed to cancel the option. Non-cash charges for this option amounted to $450,000 during 2001. In connection with our acquisition of RTCI, we assumed unvested restricted shares issued to RTCI employees and recognized $731,000 of deferred stock-based compensation in connection with these shares. During 2001, we recognized $541,000 of stock-based compensation expenses. The non-cash charges for 2000 of $3,311,000 resulted from the vesting of performance-based options. Non-cash charges for the options to the former board member noted above amounted to $1,186,000 during 2000. In June 2000, ICC recorded $663,000 in non-cash charges for 10,000 shares of class A common stock valued at $176,000 and 50,000 stock options valued at $487,000 issued in connection with a settlement of certain litigation.

         Due to a reduction of the workforce of RTCI, a steep decline in the value of companies similar to RTCI, continued operating losses and a significant reduction in the forecasted future operating profits of our professional services segment, management determined that triggering events had occurred related to certain acquired intangible assets. Projected cash flow analysis related to those assets determined that the assets had been impaired. These intangible assets were written down to fair value based on the related discounted expected future cash flows and other relevant factors. During 2001, the Company recorded an impairment charge of $16,708,479 related to impaired intangibles acquired from RTCI.

         Income tax benefit of $1,929,887 in 2001 primarily resulted from the decrease of our deferred tax liability associated with the amortization of identifiable intangibles and from the offset of deferred tax liabilities against post-acquisition net operating losses.

Fiscal Year Ended July 31, 2000 Compared with Fiscal Year Ended July 31, 1999

         Our revenues were $1,303,000 and $105,000 during the fiscal years ended July 31, 2000 ("2000") and July 31, 1999 ("1999"), respectively. Revenues were generated from the sale of services related to our ICC.NET service and consisted primarily of transaction fees, mailbox fees and consulting services.

         Cost of services increased to $2,515,000 in 2000 from $452,000 in 1999. The increase is primarily due to direct cost components. In 2000, expenses primarily relating to customer and technical support increased $896,000. Service costs related to an agreement with Sector, Inc. ("Sector") increased $120,000 in 2000. Sector is a wholly-owned subsidiary of SIAC (Securities Industry Automation Corporation) which is a joint subsidiary of the New York and American Stock Exchanges. Sector provides us with a computer room facility in the SIAC Data Center. We use this facility to house our servers and communications infrastructure. Salaries and related employee benefits increased $615,000 in 2000. In addition, amortization of capitalized software increased $238,000, data lines and support increased $72,000 and consulting fees increased $65,000 in 2000. The remaining increase of $57,000 was primarily attributable to overhead costs. Personnel related to cost of services increased to 21 at the end of 2000 from 6 at the end of 1999.

         Product development and enhancement costs related to the maintenance and improvement of our ICC.NET service increased to $702,000 in 2000 from $517,000 in 1999 primarily due to increased salaries, employee benefits and consulting fees. Personnel related to product development and enhancements increased to 12 at the end of 2000 from 7 at the end of 1999.

         Selling and marketing expenses increased to $3,273,000 in 2000 from $420,000 in 1999. The increase reflects spending related to our expanded selling and marketing efforts. Salaries and employee benefits increased $2,012,000 in 2000. Expenses related to travel, advertising and for consultants increased $267,000, $195,000 and $197,000 respectively. The remaining increase of $182,000 was primarily attributable to overhead costs. Personnel related to selling and marketing increased to 24 at the end of 2000 from 15 at the end of 1999.

         General and administrative costs increased to $4,814,000 in 2000 from $3,582,000 in 1999. The increase is attributable to an increase in recruitment fees, salaries and employee benefits of $729,000 and an increase in professional fees of $468,000. Personnel related to general and administrative functions increased to 18 at the end of 2000 from 16 at the end of 1999

         Non-cash charges in connection with compensation and services increased to $5,160,000 in 2000 from $3,267,000 in 1999. The non-cash charges for 2000 consisted of charges related to stock options granted to certain officers of ICC, which vested upon our class A common stock reaching a certain market price. Employee stock options that vest in this manner require a charge to earnings for the difference between the fair value of the stock and the exercise price multiplied by the number of options vested on the date that the vesting condition is met. 260,000 of these options became exercisable in 20% increments when the class A common stock attained or exceeded each of the following per share bid prices for twenty consecutive trading days: $7.50, $10.00, $12.50, $15.00 and $17.50. ICC recorded a total of $3,311,000 in non-cash charges in connection with these options in 2000 and will not be required to take any additional charges in connection with these options in the future. In March 2000, ICC issued 100,000 options in connection with a consulting agreement with a former executive officer and board member. The options were valued at $6,318,850 and are being amortized as consulting expense over the term of the consulting agreement. Non-cash charges for these options amounted to $1,186,000 during 2000. In June 2000, ICC recorded $663,000 in non-cash charges for 10,000 shares of class A common stock valued at $176,000 and 50,000 stock options valued at $487,000 issued in connection with the settlement of certain litigation.

         The non-cash charges in 1999 relate to stock and warrants issued throughout the year for services received in order to conserve our limited cash resources. The non-cash charges consisted of (a) $862,000 for consulting expense, which is comprised of the issuance of (i) 45 shares of series A preferred stock valued at $45,000 and 500,000 warrants valued at $591,000, (ii) 18,000 warrants to a consultant valued at $138,000 and (iii) 63,000 warrants issued to another consultant valued at $88,000; (b) 20,000 shares of class A common stock issued in connection with the termination of consulting arrangements valued at $260,000; (c) $148,000 for stock issued to officers for compensation; (d) $1,374,000 for options to certain officers and management of ICC which vested upon our class A common stock reaching a certain market price; and (e) $623,000 for the vesting of certain options due to a change of control feature attached to such options.

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

Liquidity and Capital Resources

         Current assets decreased to $4,879,000 as of July 31, 2001 from $19,842,000 as of July 31, 2000. The decrease was primarily due to a decrease in cash and cash equivalents of $11,780,000 from continuing operating losses, an increase in marketable securities acquired from IDC of $666,000, an increase in accounts receivable of $959,000 due to increased business activity and our acquisitions, a decrease of a note receivable in the amount of $5,000,000, which was converted into equity of RTCI, and an increase in prepaid and other assets of $192,000.

         Total liabilities increased to $4,487,000 as of July 31, 2001 from $2,242,000 as of July 31, 2000. The increase was primarily the result of an increase in accounts payable and accrued expenses of $2,005,000 and an increase in other liabilities of $142,000.

         At July 31, 2001, working capital decreased to $646,000 from $17,831,000 at July 31, 2000. The decrease was the result of continuing operating losses.

         We have financed our operations through private placements during fiscal 1994, our initial public offering during fiscal 1995 (the "IPO"), a private placement in March 1997, a private placement of bridge note units during fiscal 1998 and 1999, a private placement of series A preferred stock in April 1999 and private placements of our class A common stock, series C preferred stock and warrants in November 1999. We anticipate losses through fiscal 2002 as we continue to expand the commercial markets for our ICC.NET service and service bureau.

         Our principal sources of liquidity, which consisted of cash and cash equivalents and marketable securities, decreased to $2,889,000 as of July 31, 2001 from $14,003,000 as of July 31, 2000. Net cash used in operating activities was $11,401,000 for 2001 compared to $8,861,000 for 2000. The increase in cash used in operating activities was primarily the result of the operating losses of RTCI incurred subsequent to its acquisition. Cash flows used in investing activities were $334,000 in 2001 compared to $1,463,000 in 2000. The decrease in cash used in investing activities was primarily due to the issuance of a $5 million note receivable during 2000, which was partially offset by sales of marketable securities which provided gross proceeds of $3,987,000. No such loans or significant sales of marketable securities occurred in 2001. The primary reason for cash used in investing activities in the 2001 was to acquire property and equipment and software development. Proceeds from the sale of marketable securities and the redemption of certificates of deposit was $518,000. Net cash used in financing activities was $45,000 in the 2001 compared to $24,213,000 provided by financing activities in 2000. The large amount of cash provided by financing activities in 2000 was primarily the result of proceeds from various private placements referred to above. No such transactions occurred in 2001.

         In October 2001, we sold in a private placement 1,159,716 shares of class A common stock and warrants to purchase 347,915 additional shares of class A common stock for aggregate proceeds of $3,189,219. The warrants expire in October 2006 and are exercisable at $3.58 per share, subject to adjustment pursuant to customary antidilution adjustments for stock splits, dividends and combinations. As of October 29, 2001, we had cash and cash equivalents and marketable securities of approximately $4 million. We believe these resources provide us with sufficient liquidity to continue in operation for the next 12 months. However, if our cost reductions do not achieve sufficient savings, if our expenses increase more than anticipated or if our revenue does not increase as anticipated because of competitive or other reasons, our cash resources may not be sufficient and we will require additional financing. There can be no assurances that the terms of any financing will be available or that the terms will be acceptable to us, or that any financing will be consummated.

         We have a net operating loss carryforward of approximately $70 million to offset future taxable income for federal income tax purposes. The utilization of the loss carryforward to reduce any such future income taxes will depend on our ability to generate sufficient taxable income prior to the expiration of the net operating loss carryforwards. The carryforward expires from 2007 to 2021. The Internal Revenue Code of 1986, as amended, and the regulations promulgated thereunder contain provisions which limit the use of available net operating loss carryforwards in any given year should significant changes (greater than 50%) in ownership interests occur. Due to the IPO, the net operating loss carryover of approximately $1.9 million incurred prior to the IPO is subject to an annual limitation of approximately $400,000 until that portion of the net operating loss is utilized or expires. Due to the private placement of series A preferred stock, the net operating loss carryover of approximately $18 million incurred prior to the private placement is subject to an annual limitation of approximately $1 million until that portion of the net operating loss is utilized or expires. Also, due to a 100% ownership change of RTCI, the acquired net operating loss of approximately $6.5 million incurred prior to the ownership change is subject to an annual limitation of approximately $1.4 million until that portion of the net operating loss is utilized or expires.

Factors that may affect our business, financial condition and future operating results

         Each of the following risk factors should be carefully considered in addition to the other information contained in this annual report on form 10-K. Any of the following risks could materially and adversely affect our business, operating results, financial condition and the market price of our class A common stock.

Risks Relating to ICC

         We have a limited operating history and there is insufficient historical information to determine whether we will successfully implement any of our business strategies. We were founded in November 1991 under the name Infosafe Systems, Inc. and from 1991 to 1997 we conducted limited operations and developed certain products that we were unable to exploit commercially and consequently discontinued. In 1997, we shifted our business emphasis to focus exclusively on the development and marketing of our ICC.NET service, formerly known as our CommerceSense(R) service, and changed our name to Internet Commerce Corporation in September 1998 to reflect this shift. As a result, we have only a limited operating history and there is little historical information on which to evaluate our business and prospects. We may not be successful in implementing any of our business strategies.

         We have never earned a profit and expect to incur losses for the foreseeable future, and cannot assure that we will be profitable in the future on an operating basis or otherwise. We have incurred significant losses since we were founded in 1991. We have never earned a profit in any fiscal quarter and, as of July 31, 2001, we had an accumulated deficit of approximately $69.3 million. If we continue to incur losses, if our revenues decline or grow at a slower rate, or if our expenses increase without commensurate increases in revenues, our operating results will suffer.

         Our revenue is primarily dependent on the number of customers who subscribe to our ICC.NET VAN service and the volume of the data, documents or other information they send or retrieve utilizing this service. The success of our ICC.NET VAN service and our other services depends to a large extent on the future of business-to-business electronic commerce using the Internet, which is uncertain. In addition, we expect our expenses to increase in the areas of sales and marketing. As a result, we expect to incur additional losses in the future. If we experience a shortfall in our estimated revenue, we may be unable to adjust spending in a timely manner and may not achieve profitability.

         We currently depend primarily on our ICC.NET service and may not be able to continue to expand into new business areas. We are primarily focusing on our ICC.NET service and as a result, our expected revenue growth for the foreseeable future is almost entirely dependent on the success of this service, including, but not limited to, the number of customers who subscribe to the service and the volume (in kilocharacters) of the data, documents or other information they send or retrieve utilizing our service, and revenue derived from our acquisitions of RTCI and IDC. We will need to generate significant additional revenue to achieve and maintain profitability. If we do not increase our revenue significantly, we will continue to be unprofitable.

         If we are unable to obtain necessary future capital, our business will suffer. As of October 29, 2001, we had unrestricted cash and marketable securities in the amount of approximately $4 million. We may need to raise additional funds if competitive pressures or technological changes are greater than anticipated and we are unable to increase revenue at anticipated rates or if our expenses increase significantly. We cannot assure you that any additional financing will be available on reasonable terms or at all.

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

         If we lose our $70 million net operating loss carryforward, our financial results will suffer. Section 382 of the Internal Revenue Code contains rules designed to discourage persons from buying and selling the net operating losses of companies. These rules generally operate by focusing on ownership changes among stockholders owning directly or indirectly 5% or more of the common stock of a company or any change in ownership arising from a new issuance of stock by a company. In general, the rules limit the ability of a company to utilize net operating losses after a change of ownership of more than 50% of its common stock over a three-year period. Purchases of our class A common stock in amounts greater than specified levels could inadvertently create a limitation on our ability to utilize our net operating losses for tax purposes in the future. We are currently subject to a limitation on the utilization of our net operating loss carryforward.

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

         We may not be able to compete effectively in the business-to-business electronic commerce market, which could limit our market share and harm our financial performance. Our principal competitors include: Peregrine Systems, Inc., GE Global eXchange Services, a subsidiary of GE Information Services, Inc., International Business Machines Corporation Global Services, Sterling Commerce, Inc., a subsidiary of SBC Communications Inc., EasyLink Corp. and WorldCom, Inc. Each of these competitors has an established VAN that has provided EDI for at least several years and has long-established relationships with the users of EDI, including many of our prospective customers.

         Our market is characterized by rapidly-changing technology, customer demands and intense competition. The Internet's recent growth and the intense competition in our industry require us to continue to develop strategic business and Internet solutions that enhance and improve the customer service features, functions and responsiveness of our ICC.NET VAN and other proposed services and that keep pace with continuing changes in information technology and customer requirements. If we are not successful in developing and marketing enhancements to our ICC.NET VAN service or other proposed services that respond to technological change or customer demands, or otherwise not able to compete effectively against our current and future competitors, we may lose customers, may need to lower our prices, may experience reductions in gross margins, increases in marketing costs or losses in market share, or may experience a combination of these problems and, as a result, our business will suffer.

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

         Furthermore, we rely on many of our competitors to interconnect at reasonable cost with our service. In September 2001, one of our competitors terminated an existing interconnect agreement and we made alternative arrangements to serve these customers.

         If we are successful in utilizing our ICC.NET platform to provide new services, we may enter into different markets and may face the same or additional competitors, most of which will have substantially greater financial and other resources than we do.

         If we cannot successfully expand our business outside of the United States, our revenues and operating results will be adversely affected. Our current and future customers are conducting their businesses internationally. As a result, an important component of our business strategy is to expand our international marketing and sales efforts and if we do not successfully expand our business in this way, we may lose current and future customers. Although we have established alliances with Cable & Wireless and Triaton to sell our service in certain foreign markets, we cannot predict their success. In addition, our potential new service offerings may involve delivery of data and use of the Internet in other countries which currently have or may enact laws or regulations that restrict our ability to deliver data or use the Internet or that impose significant taxes for doing so. Loss of customers and restrictions on delivery of data and use of the Internet will adversely affect our business, operating results and financial condition.

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

         We depend on our intellectual property, which may be difficult and costly to protect. If we fail to adequately protect our proprietary rights, competitors could offer similar products relying on technologies we developed, potentially harming our competitive position and decreasing our revenues. We attempt to protect our intellectual property rights by limiting access to the distribution of our software, documentation, and other proprietary information and by relying on a combination of patent, copyright, trademark, and trade secret laws. In addition, we enter into confidentiality agreements with our employees and certain customers, vendors, and strategic partners. In some circumstances, however, we may, if required by a business relationship, provide our licensees with access to our data model and other proprietary information underlying our licensed applications.

           Despite precautions that we take, it may be possible for unauthorized third parties to copy aspects of our current or future products or to obtain and use information that we regard as proprietary. Policing unauthorized use of software is difficult, and some foreign laws do not protect proprietary rights to the same extent as United States laws. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, or to determine the validity and scope of the proprietary rights of others, any of which could adversely affect our revenues and operating results.

         Intellectual property infringement claims against us could harm our business. Our business activities and our ICC.NET service may infringe upon the proprietary rights of others and other parties may assert infringement claims against us. Any such claims and any resulting litigation could subject us to significant liability for damages and could result in invalidation of our proprietary rights. We could be required to enter into costly and burdensome royalty and licensing agreements, which may not be available on terms acceptable to us, or may not be available at all.

         We may suffer systems failures and business interruptions which would harm our business. Our success depends in part on the efficient and uninterrupted operation of our service that is required to accommodate a high volume of traffic. Almost all of our network operating systems are located at the Securities Industry Automation Corporation, or SIAC. SIAC runs all computing operations for the New York Stock Exchange and the American Stock Exchange. Our systems are vulnerable to events such as damage from fire, power loss, telecommunications failures, break-ins and earthquakes. This could lead to interruptions or delays in our service, loss of data or the inability to accept, transmit and confirm customer documents and data. Our business may suffer if our service is interrupted. Although we have implemented network security measures, our servers may be vulnerable to computer viruses, electronic break-ins, attempts by third parties deliberately to exceed the capacity of our systems and similar disruptions.

Risks Relating to the Internet and Online Commerce Aspects of Our Business

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

Risks Relating to our Class A Common Stock

         Shares eligible for future sale by our existing stockholders may adversely affect our stock price and may render it difficult to sell class A common stock. The average weekly trading volume of our class A common stock on the Nasdaq National Market was, approximately, 436,785 shares for the period from August 1, 2000 to January 31, 2001. The average weekly trading volume of our class A common stock on the Nasdaq National Market was, approximately, 238,840 shares for the period from January 1, 2001 to July 31, 2001. On October 18, 1999, our registration statement on form S-3 became effective. This registration statement covers the sale of up to 5,476,280 shares of class A common stock by holders of our class A common stock and holders of our series A preferred stock, class B common stock and warrants that may be converted into or exchanged for class A common stock, of which approximately 800,000 shares have not been sold as of September 30, 2001. On March 1, 2000, another registration statement on form S-3 became effective. This registration statement covers the sale of up to 955,289 shares of class A common stock by holders of our class A common stock and by holders of our series A preferred stock and warrants that may be converted into or exchanged for class A common stock, of which approximately 200,000 shares have not been sold as of September 30, 2001. In connection with our acquisition of IDC, we filed a registration statement on form S-3, which became effective on December 7, 2000, covering the resale of up to 238,579 shares of our class A common stock, of which approximately 200,000 have not been sold as of September 30, 2001. In connection with our acquisition of RTCI, we filed a registration statement on form S-3, which became effective on June 25, 2001, covering the resale of up to 2,590,386 shares of our class A common stock, of which approximately 2,590,000 have not been sold as of September 30, 2001. The market price of our class A common stock could be materially and adversely affected by sales of even a small percentage of these shares or the perception that these sales could occur.

         Our stock price may be extremely volatile and this volatility could affect your ability to sell your shares of class A common stock at a favorable price. From August 1, 2000 through July 31, 2001, the price of our class A common stock has fluctuated from a low of $1.86 to a high of $18.00. The market price of our class A common stock is likely to fluctuate substantially in the future. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. If we were subject to a securities class action lawsuit, it could result in substantial costs and a significant diversion of resources, including management time and attention.

         The market for our class A common stock may be illiquid, which would restrict your ability to sell your shares of class A common stock. Our class A common stock is currently trading on the Nasdaq National Market. It is possible that the trading market for the class A common stock in the future will be thin and illiquid, which could result in increased volatility in the trading prices for our class A common stock. The price at which our class A common stock will trade in the future cannot be predicted and will be determined by the market. The price may be influenced by investors' perceptions of our business, financial condition and prospects, the use of the Internet for business purposes and general economic and market conditions.

         Our board of directors can issue preferred stock with rights adverse to the holders of class A common stock. Our board of directors is authorized, without further stockholder approval, to determine the provisions of and to issue up to 4,979,825 shares of preferred stock. Issuance of preferred shares with rights to dividends and other distributions, voting rights or other rights superior to the class A common stock could be adverse to the holders of class A common stock.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

         The information required by this Item is set forth in this annual report under the section entitled "Management's Discussion and Analysis of Financial Conditions and Results of Operations" above.

Item 8.  Financial Statements and Supplementary Data

         The response to this item is submitted in a separate section of this annual report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

            On July 19, 2000, the accounting firm of Deloitte & Touche LLP was selected as the independent accountants for Internet Commerce Corporation for the fiscal year ending July 31, 2000 to replace the accounting firm of Richard
A. Eisner & Company, LLP ("Eisner"). Eisner was notified of this decision on July 19, 2000. The decision to change auditors was approved by the Board of Directors.

            During the two fiscal years ended July 31, 1999 and subsequent interim periods, there were no disagreements with the former accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements (if not resolved to the satisfaction of the former accountants) would have caused them to make reference in connection with their report to the subject matter of the disagreements. The accountants' report on the consolidated financial statements of the Company for each of the past two years ended July 31, 1999 did not contain any adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty or audit scope or accounting principles.

            During the two fiscal years ended July 31, 1999 and the subsequent interim periods, neither the Company, nor anyone on the Company's behalf, consulted the newly engaged accountants regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's consolidated financial statements and neither a written report nor oral advice was provided to the Company that Eisner concluded was an important factor considered by the Company in reaching a decision as to an accounting, auditing or financial reporting issue during the Company's two fiscal years ended July 31, 1999 or any subsequent interim period prior to engaging Deloitte & Touche LLP.

                                    PART III

Item 10.  Directors and Executive Officers of Internet Commerce Corporation

         The directors and executive officers of ICC, along with their respective ages and positions with ICC as of July 31, 2001, are as follows:


Name                            Age     Position
------------------------------- -----   ---------------------------------------------------------------------
G. Michael Cassidy              49      President and Chief Executive Officer, Director
Anthony D'Angelo                39      Senior Vice President, Electronic Commerce Network Services
David Hubbard                   45      Chief Technology Officer, Senior Vice President
Walter M. Psztur                42      Chief Financial Officer, Secretary
Jeffrey W. LeRose1              57      Chairman of the Board, President and Chief Executive Officer of RTCI
Richard J. Berman               59      Director
Kim Cooke                       46      Director
Charles C. Johnston             66      Director
Arthur R. Medici                52      Director
Sarah Byrne-Quinn               38      Director
Peter J. Boni                   55      Nominee for Director
Spencer I. Browne               51      Nominee for Director


         G. Michael Cassidy has been President and Chief Executive Officer since March 2001. From July 1999 to March 2001 he served as Executive Vice President - Sales of ICC. He is the developer of our business model and a co-founder of Internet Commerce Corporation. From August 1993 to October 1996, Mr. Cassidy was President and Chief Executive Officer of Greentree Software, a software development company specializing in supply chain management software solutions for Fortune 1000 companies. He began his sales career at International Business Machines Corporation and later managed strategic alliances for Coopers & Lybrand, certified public accountants.

         Anthony J. D'Angelo joined ICC in April 1997. Mr. D'Angelo served as our Director of Electronic Commerce services until December 1998, when he was named our Vice President of Electronic Commerce services. In July 1999, Mr. D'Angelo was named our Senior Vice President, Electronic Commerce Network Services. Prior to joining ICC, Mr. D'Angelo was with Standard Motor Products from October 1985 to March 1997. Most recently he was corporate IS manager for Standard Motor Products where he oversaw IT issues for its Canadian subsidiary, mid-western division, and sales force, and developed and managed corporate electronic commerce & EDI systems. Mr. D'Angelo holds a B.S. degree in computer science from the State University of New York.

         David Hubbard has been the Chief Technology Officer of ICC since April 1997. He has more than 20 years of large systems design experience. Prior to joining ICC, Mr. Hubbard was the Chief Technology Officer of Track Data Corp., a real-time market data vendor. During his 14 years at Track Data he directed engineering for their real-time market ticker feeds and data analysis systems, handling most of the world's stock, options and commodity exchanges, as well as most major national and international news services.

         Walter M. Psztur served as Corporate Controller of ICC from September 1997 until September 1998 when he was named Vice President of Finance and Administration and assumed the duties of our principal financial officer. Mr. Psztur was named our Chief Financial Officer in July 1999. From 1993 until September 1997, Mr. Psztur was the Assistant Corporate Controller of Standard Motor Products, an automotive manufacturer and distributor with annual revenues of approximately $700 million. His responsibilities included corporate financial

---------------------
1     Mr. LeRose resigned as an officer and director in September 2001.

consolidation and reporting, financial operations and financial systems, acquisition analysis and corporate policies and procedures for accounting and financial controls.

         Jeffrey W. LeRose was Chairman and Chief Executive Officer of RTCI from 1991 until we acquired RTCI in November 2000.

         Richard J. Berman joined ICC in September 1998 as Chairman and Chief Executive Officer and served as our Chief Executive Officer until June 1999. For more than 15 years prior to September 1998, Mr. Berman, through American Acquisition Company, acted as principal in venture capital and real estate, as an advisor in mergers and acquisitions, and as a source of funding for small growth companies. Currently, Mr. Berman serves as Chairman of Knowledge Cube, a venture capital firm, and as Vice Chairman of Achievement Tec, Inc., an assessment technology company offering human resource services. He was also the Chairman of Prestolite Battery Company, the largest battery producer in Canada, which merged with Exide Corporation in 1993. Mr Berman holds an MBA and BS from New York University and a JD from Boston College.

         Kim Cooke is a founding partner and has been a managing director of Blue Water Capital, a private venture capital firm, since 1995. Mr. Cooke serves on the boards of directors of Tech Enterprises Inc. (Techbook), Network 1 Financial and Skyway Communications, Inc. (t/a ePhones). He is a transactional lawyer and private equity investor with extensive business and legal experience. Mr. Cooke also serves as a director of several no-for-profit organizations. He received a master of law degree, with highest honors, from American University.

         Charles C. Johnston has been a Director of ICC since October 1996 and was appointed Chairman of the Board of Directors in October 2001. Mr. Johnston is presently an active private investor. From 1990 to 1992, Mr. Johnston was chairman of Teleglobe Inc., a computer services company. Since January 1990, Mr. Johnston has been a member of the Board of Directors of Teleglobe Inc. From 1969 to 1989, he was Chairman and Chief Executive Officer of ICI Systems Inc., a computer services company.

         Arthur R. Medici has been a director of ICC since November 1996. Since September 2000, he has been President and CEO of SmartSoft, a software company which develops innovative approaches for teaching reading and assessing vocational aptitude. He has also been acting as an advisor to management of a variety of companies in the Internet and telecommunications businesses. From February 1999 until June 2000 he was the Senior Vice President of Marketing of Cable & Wireless USA, Inc., the United States subsidiary of a global telecommunications company. He was President of ICC from November 1996 to February 1999. From November 1996 to September 1998 he also served as the Chief Executive Officer of ICC. Prior to that he held various senior executive roles with such companies as The Thomson Corporation, Autographix and NEC Information Systems and IBM.

          Sarah Byrne-Quinn leads the Strategy and Business Development activities at Cable & Wireless on a global basis. Sarah joined Cable & Wireless in September 2000. Prior to Cable & Wireless, Sarah held the position of Vice President Strategy and Business Development at Ameritech Corporation. Sarah was at Ameritech from 1994-1999. From 1988 through to 1994, Sarah worked in corporate finance and in investment banking in London and Chicago with Robert Flemings and Merrill Lynch. Sarah received a MIM (Master of International Management) in 1987 from American Graduate School of International Management, Phoenix, AZ. Her education also includes a Bachelors degree in Economics with Business and Spanish Minors from the University of Arizona, Tucson, AZ.

            Peter J. Boni currently serves as Managing Principal of Vested Interest LLC, a high technology board, advisory and M&A practice. In 1999 Mr. Boni served as Chief Executive Officer, President and Director of Prime Response, which later merged with Chordiant Software. Prior to joining Prime Response, Mr. Boni held executive management positions at several companies, including President and Chief Executive Officer of Cayenne Software from August 1993 to January 1998, President of the Software and Information Services Group of Paramount Communications Inc. from April 1990 to July 1993 and President of On-line Software International from March 1989 to March 1990. Mr. Boni had previously been chief executive officer at Summa Four, Inc., a provider of telecommunications equipment, and held executive positions at Data General Corporation.

         Spencer I. Browne is a principal of Strategic Asset Management, LLC, a privately owned investment firm, which he founded in November 1996. He also currently serves as a director of Annaly Mortgage Management and ThermoGenesis Corp. Mr. Browne has held various executive and management positions with several publicly traded companies engaged in businesses related to the residential and commercial mortgage loan industry. From August 1988 until September 1996, Mr. Browne served as President, Chief Executive Officer and a director of Asset Investors Corporation (AIC), a company he co-founded in 1986. He also served as President, Chief Executive Officer and a director of Commercial Assets, Inc., an affiliate of AIC, from its formation in October 1993 until September 1996. In addition, from June 1990 until March 1996, Mr. Browne served as President and a director of M.D.C. Holdings, Inc., the parent company of a major homebuilder in Colorado. Mr. Browne also has served as a director of Altiva Financial Corporation since November 1996 and Convergent Communications, Inc. since December 1999.

         During 2001, Geoffrey Carroll, James Ortenzio and Matthew Wolk resigned from the board of directors. ICC has three classes of directors, subject to a maximum of ten directors. Each class of directors consists of a number of directors as nearly as possible equal to the number of directors in the other classes. The classes of directors serve staggered three-year terms. At each annual meeting of stockholders, the class of directors whose term expires at such annual meeting will be elected for a three-year term. Officers serve at the discretion of the Board of Directors, subject to rights, if any, under contracts of employment.


Compliance with Section 16(a) of the Exchange Act

         Section 16(a) of the Exchange Act requires our officers and directors, and stockholders owning more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the National Association of Securities Dealers, Inc. Executive officers, directors and such stockholders are required by SEC regulations to furnish us with copies of all forms they file pursuant to these requirements. Based solely on our review of the copies of such forms that we have received, or written representations from reporting persons, we believe that during the fiscal year ending July 31, 2001, all executive officers, directors and such stockholders complied with all applicable filing requirements on a timely basis except that Mr. Berman, Mr. Cassidy, Mr. Cooke, Mr. D'Angelo, Mr. Hubbard, Mr. Johnston, Mr. LeRose, Mr. Medici and Mr. Psztur were late in filing a Statement of Changes of Beneficial Ownership for May 2001.

Item 11.  Executive Compensation

         The following table sets forth the compensation paid or earned for services rendered during the three fiscal years ended July 31, 2001 to our former chief executive officer, our current chief executive officer and the four most highly compensated other executive officers whose compensation in the year ended July 31, 2001 was more than $100,000.

                           Summary Compensation Table
                                                                                     Long Term
                                                                                Compensation Awards
                                                                              ------------------------
                                                   -----------------------
                                       Fiscal       Annual Compensation        Securities Underlying        All other
                                                   -----------------------
Name and Principal Position             Year        Salary        Bonus             Options (#)            Compensation
-----------------------------------    --------    ----------    ---------    ------------------------    ---------------

Current Executive Officers
G. Michael Cassidy.................     2001        $250,000           --                75,000                       --
   President and Chief Executive        2000         197,917       $1,200               150,000                       --
   Officer                              1999         106,250           --                    --                       --

Walter M. Psztur....................    2001        $190,000           --                50,000                       --
   Senior Vice President, Chief         2000         160,833       $1,200               100,000                       --
   Financial Officer and Secretary      1999         105,000       10,000                63,652                       --

David Hubbard......................     2001        $175,000           --                50,000                       --
   Senior Vice President, Chief         2000         161,417       $1,200               100,000                       --
   Technology Officer                   1999         140,000           --                16,606                       --

Jeffrey W. LeRose..................     2001        $116,250           --                75,000                       --
    President and Chief Executive       2000              --           --                    --                       --
    Officer, RTCI                       1999              --           --                    --                       --

Anthony D'Angelo..................      2001        $175,000           --                50,000                       --
    Senior Vice President,              2000         147,917         $600               100,000                       --
    Electronic Commerce Network         1999         102,500           --                62,203                       --
    Services

Former Chief Executive Officer
Dr. Geoffrey S. Carroll(1)..........    2001        $262,500           --                    --              $437,500(2)
   President and                        2000         312,500           --               500,000                       --
   Chief Executive Officer              1999          16,667           --               150,000                       --

----------------------
(1)      Mr. Carroll resigned as president and chief executive officer in May
         2001.
(2) Amount is for severance of which $350,000 was unpaid as of July 31, 2001.

Option Grants in Fiscal Year 2001

The following table sets forth the options that were granted during the fiscal year ended July 31, 2001.


                                                                                                 Potential Realizable
                                                                                                         Values
                                                                                                At Assumed Annual Rates
                               Number of       Percent of                                             Of Stock Price
                               Securities     Total Options                                           Appreciation
                              Underlying       Granted to        Exercise                           For Options Term
                               Options        Employees in        Price         Expiration      -------------------------
Name                           Granted        Fiscal 2001       Per Share          Date              5%            10%
-------------------------- -- -----------     -------------    -----------    ---------------   -----------    ----------

G. Michael Cassidy              75,000           6.55%            $2.57        May 30, 2011       $121,219      $307,194
Walter M. Psztur                50,000           4.37%             2.57        May 30, 2011         80,813       204,796
David Hubbard                   50,000           4.37%             2.57        May 30, 2011         80,813       204,796
Jeffrey W. LeRose               75,000           6.55%             2.83        May 30, 2006         33,753        98,176
Anthony D'Angelo                50,000           4.37%             2.57        May 30, 2011         80,813       204,796

Aggregate Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

         The following table provides information relating to option exercises by the executive officers identified in the summary compensation table during the fiscal year ended July 31, 2001. In addition, the table indicates the number and value of vested and unvested options held by these executive officers as of July 31, 2001.

         The "Value Realized" on option exercises is equal to the difference between the fair market value of our class A common stock on the date of exercise less the exercise price. The "Value of Unexercised In-the-Money Options at July 31, 2001" is based on $3.80 per share, the closing sales price of our class A common stock on the Nasdaq National Market on July 31, 2001, less the exercise price, multiplied by the aggregate number of shares subject to outstanding options.


                                                           Number of Securities Underlying        Value of Unexercised
                                                                Unexercised Options at           In-the-Money Options at
                              Shares                                July 31, 2001                    July 31, 2001
                             Acquired       Value       ---------------------------------     ---------------------------
Name                        on Exercise    Realized      Exercisable (#)   Unexercisable (#)   Exercisable    Unexercisable
-----------------------     -----------    ----------    --------------    ---------------     -----------    ------------

G. Michael Cassidy             --             --             316,021           150,000           $869,614        $61,500
Walter M. Psztur               --             --             112,999           100,001            102,399         41,001
David Hubbard                  --             --             179,999           100,001            442,985         41,001
Jeffrey W. LeRose              --             --              25,000            50,000             24,250         48,500
Anthony D'Angelo               --             --             124,999           100,001            146,606         41,001

Employment Agreements

         We have entered into employment agreements with each of G. Michael Cassidy, Walter M. Psztur, David Hubbard and Anthony D'Angelo. The employment agreements are each for a term of three years ending on July 31, 2003. Under their employment agreements, Mr. Cassidy, Mr. Psztur, Mr. Hubbard and Mr. D'Angelo receive base salaries at the annual rates of $250,000, $190,000, $175,000 and $175,000, respectively. Each of these contracts contain a provision that in the event the employee's employment is terminated by ICC without cause, ICC shall continue to pay the employee's base salary until the earlier of one year after such termination or the end of the term of the contract.

Director Compensation

         Directors of ICC do not receive any fixed compensation for serving on the Board. Board members are reimbursed for all reasonable expenses incurred by them in connection with serving as directors of ICC.

         In May 2001, we granted to each of Mr. Medici, Mr. Cooke and Mr. Johnston an option to acquire 25,000 shares of our class A common stock under our amended and restated stock option plan. We also granted Mr. Berman an option to purchase 50,000 shares of our class A common stock under our amended and restated stock option plan. The exercise price per share for these grants was $2.57, the fair market value of the class A common stock on the date of grant. One-third of these options are immediately exercisable with the balance exercisable in equal annual installments on the first and second anniversaries of the grant. These options expire June 2011.

         Also in May 2001, we granted to Mr. LeRose an option to acquire 75,000 shares of our class A common stock under our amended and restated stock option plan. The exercise price for this option grant was $2.83. One-third of these options are immediately exercisable with the balance exercisable in equal annual installments on the first and second anniversaries of the grant. These options expire June 2006.

         In April 2000, we granted to each of Mr. Johnston and Mr. Medici an option to acquire 50,000 shares of our class A common stock under our amended and restated stock option plan. The exercise price per share for these option grants was $19.00. These options are immediately exercisable. These options expire April 2010.

Compensation Committee Interlocks and Insider Participation

         The compensation committee has the power and authority to grant options under and to administer ICC's Amended and Restated Stock Option Plan and review and to approve the compensation of the executive officers of ICC and such other employees of ICC as are assigned thereto by the Board of Directors and to make recommendations to the Board of Directors with respect to standards for setting compensation levels. Prior to March 2001, the compensation committee consisted of Mr. Ortenzio and Mr. Johnston. Mr. Ortenzio resigned from the Board of Directors in March 2001 and Mr. Berman and Mr. Cooke were added to the compensation committee effective March 2001. No interlocking relationship exists between any member of Board of Directors or compensation committee and any other company's board of directors or compensation committee.

Board Compensation Committee Report on Executive Compensation

         The Company has compensated its executive officers in accordance with the provisions of their employment agreements which were approved by the Board of Directors prior to the execution and delivery of these agreements. No bonuses were paid in fiscal year 2001. See the sections above entitled "Executive Compensation", "Employment Agreements" and "Option Grants in Fiscal 2001" for more information.

                                                             Richard J. Berman
                                                             Kim Cooke
                                                             Charles C. Johnston

Stock Price Performance Graph

         The following graph illustrates a comparison of the five-year cumulative total stockholder return (change in stock price plus reinvested dividends) of the class A common stock of Internet Commerce Corporation with the CRSP Total Return Index for the Nasdaq National Market (U.S. and Foreign) (the "Nasdaq Market Index") and the Media General Financial Services Internet Software & Services Index ("MG Group Index"). The comparisons in the graph are required by the SEC and are not intended to forecast or be indicative of possible future performance of the Company's class A common stock. Data for the Nasdaq Market Index and the MG Group Index assume reinvestment of dividends. We have never paid dividends on our common stock and have no present plans to do so.

                    COMPARE 5-YEAR CUMULATIVE TOTAL RETURN
                     AMONG INTERNET COMMERCE CORPORATION,
                    NASDAQ MARKET INDEX AND MG GROUP INDEX


                              Internet
                              Commerce              MG               Nasdaq
                             Corporation        Group Index       Market Index
                             -----------        -----------       ------------
08/01/96                       100.00             100.00             100.00
07/31/97                        57.14              85.70             147.00
07/31/98                         8.93             146.21             176.24
07/31/99                        78.57             356.73             248.99
01/31/00                       100.00             439.32             131.56
07/31/01                        21.71             131.56             199.30


----------

Assumes $100 invested on August 1, 1996 in our class A common stock, the securities comprising the Nasdaq Market Index and the MG Group Index.

A copy of the list of companies which comprise the MG Group Index may be obtained upon request by contacting us at 805 Third Avenue, 9th Floor, New York, New York 10022.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth certain information regarding the beneficial ownership of our class A common stock as of October 29, 2001 by:

o each person that is known by us to beneficially own more than 5% of our class A common stock;

o    each of our directors;

o each of our executive officers named in the summary compensation table on page 31; and

o    all our directors and executive officers as a group.

         Under the rules of the Securities and Exchange Commission, beneficial ownership includes voting or investment power with respect to securities and includes the shares issuable under stock options that are exercisable within sixty (60) days of October 29, 2001. Those shares issuable under stock options are deemed outstanding for computing the percentage of each person holding options but are not deemed outstanding for computing the percentage of any other person. The percentage of beneficial ownership schedule is based upon 9,778,106 shares outstanding as of October 29, 2001. The address for those individuals for which an address is not otherwise provided is c/o Internet Commerce Corporation, 805 Third Avenue, New York, NY 10022. To our knowledge, except as indicated in the footnotes to this table and pursuant applicable community property laws, the persons named in the table have sole voting power and investment power with respect to all shares of class A common stock listed as owned by them.

                                                    Class A Common Shares
                                                      Beneficially Owned
                                             -----------------------------------
Name and Address                                  Number             Percent
---------------------------------------      ---------------      --------------

Principal Stockholders
Jeffrey W. LeRose (1)                           1,779,675              18.2%
      109 Lochview Drive
       Cary, NC 27511
Cable & Wireless PLC (2)                          958,770               9.0%
     124 Theobalds Road
     London WCIX 8RX
Blue Water Venture Fund II, L.L.C.                763,637               7.8%
     1420 Beverly Road, Suite 300
     McLean, Virginia 22101

Executive Officers and Directors
Richard J. Berman (3)                             478,826               4.7%
Peter J. Boni                                          --                  *
Spencer I. Browne                                      --                  *
G. Michael Cassidy (4)                            328,521               3.3%
Kim D. Cooke (5)                                    8,333                  *
Anthony J. D'Angelo (6)                           125,999               1.3%
David Hubbard (7)                                 188,999               1.9%
Charles C. Johnston (8)                           128,333               1.3%
Arthur R. Medici (9)                              182,737               1.8%
Walter M. Psztur (10)                             117,999               1.2%
Sarah Byrne-Quinn (11)                                 --                  *
All directors and executive officers
as a group (9 persons) (12)                     1,559,747              15.5%

---------------------
*  Less than 1%


(1) Includes 25,000 shares of class A common stock issuable upon the exercise of options.

(2) Includes 447,628 shares of class A common stock issuable upon conversion of shares of series C preferred stock and 400,000 shares of class A common stock issuable upon the exercise of 400,000 warrants

(3) Includes 399,999 shares of class A common stock issuable upon the exercise of options. Does not include 5,000 shares of class A common stock owned by Mr. Berman's wife, in which shares Mr. Berman disclaims any beneficial interest.

(4) Includes 326,021 shares of class A common stock issuable upon the exercise of options.

(5) Includes 8,333 shares of class A common stock issuable upon the exercise of options. Does not include 763,637 shares of class A common stock owned by Blue Water Venture Fund II, L.L.C., of which Mr. Cooke is a managing director, in which shares Mr. Cooke disclaims any beneficial interest.

(6) Includes 124,999 shares of class A common stock issuable upon the exercise of options.

(7) Includes 179,999 shares of class A common stock issuable upon the exercise of options.

(8) Includes 58,333 shares of class A common stock issuable upon the exercise of options.

(9) Includes 182,737 shares of class A common stock issuable upon the exercise of options. Does not include 136,251 shares of class A common stock owned by Mr. Medici's wife and class A common stock held by his wife as custodian for his daughters, in all of which shares Mr. Medici disclaims any beneficial interest.

(10) Includes 112,999 shares of class A common stock issuable upon the exercise of options.

(11) Does not include 111,142 shares of class A common stock, 447,628 shares of class A common stock issuable upon conversion of shares of series C preferred stock and 400,000 shares of class A common stock issuable upon the exercise of 400,000 warrants owned by Cable & Wireless, of which Ms. Byrne-Quinn is an employee, in which securities Ms. Byrne-Quinn disclaims beneficial interest.

(12) See footnotes (3) through and including (11) above.

Item 13.  Certain Relationships and Related Transactions

         Since August 1, 2000, we have been billed approximately $180,000 by Cable & Wireless for tele-communication services and we have billed Cable & Wireless approximately $24,000 for use of our ICC.Net service. We have not been a party to any other transaction or series of transactions involving $60,000 or more and in which any director, executive officer or holder of more than 5% of our capital stock had a material interest.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  List of documents filed as part of the report

       1.         Consolidated Financial Statements

         See index to Consolidated Financial Statements and Schedule on page F-1

      2. Financial Statement Schedule

         See index to Consolidated Financial Statements and Schedule on page F-1

      3. Exhibits

         The following documents are filed as exhibits to this form 10-K, including those exhibits incorporated in this form 10-K by reference to a prior filing of ICC under the Securities Act or the Exchange Act as indicated in parenthesis:

       Exhibit No.            Description
       -----------            -----------

          2.1 Agreement and Plan of Merger among ICC, ICC Acquisition Corporation, Inc., a wholly-owned subsidiary of ICC, Research Triangle Commerce, Inc., or RTCI, and the selling shareholders of RTCI (12)

          2.2 Agreement and Plan of Merger among ICC, IDC, and the selling shareholders of IDC (13)

          3(i).1    Amended and Restated Certificate of Incorporation (1)

          3(i).2 Certificate of Merger merging Infosafe Systems, Inc. and Internet Commerce Corporation (1)

          3(i).3 Certificate of Amendment to the Amended and Restated Articles of Incorporation (2)

          3(i).4 Certificate of Designations-- Series A Convertible Redeemable Preferred Stock (1)

          3(i).5    Certificate of Designations-- Series S Preferred Stock (1)

          3(i).6    Certificate of Designations-- Series C Preferred Stock (9)

          3(ii).1   By-laws (7)

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

          4.12 Warrant Agreement dated January 12, 2000, by and among ICC and Cable and Wireless USA, Inc. (9)

          4.13 Form of Registration Rights Agreement dated as of October 29, 2001 by and among ICC and the purchasers identified therein (15)

          4.14 Registration Rights Agreement dated as of October 29, 2001, by and between ICC and Amaranth Trading LLC (15)

          4.15 Form of Class A Common Stock Warrant issued in the October 2001 private placement (15)

          10.1      1994 Stock Option Plan (3)

          10.2 Lease Agreement between 805 Third Ave. Co. and ICC relating to the rental of ICC's current principal executive office
                    (5)

          10.3 Lease Agreement, dated as of May 21, 1999, between JB Squared LLC and ICC relating to the rental of approximately 4,000 square feet at the Lakeview Executive Center, 45 Research Way, East Setauket, New York, 11733 (6)

          10.4 Employment Agreement for Anthony D'Angelo dated as of April 16, 2000 (15)

          10.5 Employment Agreement for G. Michael Cassidy dated as of April 16, 2000 (14)

          10.6 Employment Agreement for David Hubbard dated as of April 16, 2000 (14)

          10.7 Employment Agreement for Walter M. Psztur dated as of April 16, 2000 (14)

          10.8 Master Agreement between Cable & Wireless PLC and ICC executed on November 24, 1999 (8)

          10.9 Consulting Agreement, dated as of March 15, 2000, between Michele Golden and ICC (10)

          10.10     Amended and restated stock option plan (11)

          10.11 First Amendment to Lease Agreement, dated as of January, 2000, by and between JB Squared LLC and ICC relating to the rental of an additional approximately 4,800 square feet at the Lakeview Executive Center, 45 Research Way, East Setauket, New York, 11733 (14)

          10.12 First Amendment of Lease Agreement between Madison Third Building Companies LLC and ICC relating to the rental of additional office space at 805 Third Avenue, New York, New York 10022 (14)

          10.13 Lease Agreement, dated as of August 2, 2000, by and between IDC Realty, LLC as landlord and ICC as tenant relating to the rental of an approximately 8,000 square feet facility used by ICC's service bureau division (14)

          10.14 Lease Agreement, dated as of November 1, 1999, by and between Shannon Oaks Partnership as landlord and RTCI as tenant relating to the rental of an approximately 8,000 square feet facility used by ICC's professional services division (15)

          10.15 Joint Services Agreement, between ICC and Hightech International Services GmbH (a wholly-owned subsidiary of ThyssenKrupp Services GmbH) executed on July 28, 2000 (15)

          10.16 Letter agreement dated July 25, 2001 between ICC and Triaton GmbH (f/k/a HighTech International Services, a wholly-owned subsidiary of ThyssenKrupp Services GmbH) amending Joint Services Agreement (15)

          10.17 Subscription Agreement dated as of October 29, 2001 by and between ICC and Amaranth Trading LLC (15)

          10.18 Form of Subscription Agreement dated as of October 29, 2001 by and among ICC and the purchasers identified therein (15)

          23(i)     Consent of Deloitte & Touche LLP (15)

          23(ii)    Consent of Richard A. Eisner LLP (15)


-------------------

(1) Incorporated by reference to ICC's registration statement on form S-3 (File no. 333-80043)

(2) Incorporated by reference to ICC's annual report on form 10-KSB for the year ended July 31, 1998

(3) Incorporated by reference to ICC's registration statement on form SB-2 (File no. 33-83940)

(4) Incorporated by reference to ICC's report on form 10-QSB dated January 31, 1997

(5) Incorporated by reference to ICC's report on form 10-QSB dated October 31, 1997

(6) Incorporated by reference to amendment no. 3 to ICC's registration statement on form S-3 (File no. 333-80043)

(7) Incorporated by reference to ICC's current report on form 8-K filed with the SEC on July 31, 1999

(8) Incorporated by reference to ICC's current report on form 8-K dated December 1, 1999

(9) Incorporated by reference to amendment no. 1 to ICC's registration statement on form S-3 (File no. 333-93301)

(10) Incorporated by reference to ICC's current report on form 8-K dated March 28, 2000

(11) Incorporated by reference to ICC's proxy statement for the annual meeting of stockholders for the year ended July 31, 1999.

(12) Incorporated by reference to ICC's current report on form 8-K dated June 15, 2000

(13) Incorporated by reference to ICC's current report on form 8-K dated August 11, 2000

(14)      Incorporated by reference to ICC's report on form 10-KSB dated July
          31, 2000

(15)      Filed herewith

(b)      Reports on Form 8-K

         No Current Reports on form 8-K were filed during the last fiscal quarter covered by this report.

(c)      Exhibits

         See index to exhibits on page 37.

(d)      Financial Statement Schedule

         See index to Consolidated Financial Statements and Schedule on page
F-1.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  October 29, 2001

                                       INTERNET COMMERCE CORPORATION


                                       by: /s/ G. Michael Cassidy
                                           ------------------------------------
                                           G. Michael Cassidy
                                           President and Chief Executive Officer


                                       by: /s/ Walter M. Psztur
                                           ------------------------------------
                                           Walter M. Psztur
                                           Senior Vice President and Chief
                                           Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                            Title                          Date
---------                            -----                          ----

/s/ G. Michael Cassidy          President, Chief Executive      October 29, 2001
---------------------------     Officer and Director
G. Michael Cassidy              (Principal Executive
                                Officer)

/s/ Walter M. Psztur            Chief Financial Officer         October 29, 2001
---------------------------     (Principal Financial
Walter M. Psztur                and Accounting Officer)


/s/ R.J. Berman                 Director                        October 29, 2001
---------------------------
Richard J. Berman


/s/ Kim D. Cooke                Director                        October 29, 2001
---------------------------
Kim D. Cooke


/s/ Charles C. Johnston         Director                        October 29, 2001
---------------------------
Charles C. Johnston


/s/ Arthur Medici               Director                        October 29, 2001
---------------------------
Arthur R. Medici


/s/ Sarah Byrne-Quinn           Director                        October 29, 2001
---------------------------
Sarah Byrne-Quinn

                          INTERNET COMMERCE CORPORATION

             Index to Consolidated Financial Statements and Schedule

                                                                           Page
                                                                           ----

         Independent auditors' report                                       F-2

         Predecessor independent auditors' report                           F-3

         Consolidated balance sheets                                        F-4

         Consolidated statements of operations                              F-5

         Consolidated statements of changes in stockholders' equity
         and other comprehensive income                                     F-6

         Consolidated statements of cash flows                              F-8

         Notes to consolidated financial statements                         F-9

         Schedule II.  Valuation and Qualifying Accounts                    F-30

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Internet Commerce Corporation
New York, New York

We have audited the accompanying consolidated balance sheets of Internet Commerce Corporation (the "Company") as of July 31, 2001 and 2000, and the related consolidated statements of operations, changes in stockholders' equity and other comprehensive income, and cash flows for the years then ended. Our audits also included the financial statement schedule for the years ended July 31, 2001 and 2000 listed in the Index at Item 14. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Internet Commerce Corporation as of July 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule for the years ended July 31, 2001 and 2000, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP
New York, New York
October 29, 2001

INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Internet Commerce Corporation
New York, New York


We have audited the accompanying statements of operations, changes in stockholders' equity and other comprehensive income, and cash flows for the year ended July 31, 1999 of Internet Commerce Corporation (formerly Infosafe Systems, Inc. and subsidiary). Our audit also included the financial statement schedule for the year ended July 31, 1999 listed in the index at Item 14. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements enumerated above present fairly, in all material respects, the results of operations of Internet Commerce Corporation and its cash flows for the year ended July 31, 1999, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.



Richard A. Eisner & Company, LLP

New York, New York
September 30, 1999

INTERNET COMMERCE CORPORATION

Consolidated Balance Sheets


                                                                                              July 31,
                                                                                 ----------------------------------
                                                                                      2001                 2000
                                                                                 -------------         ------------
ASSETS
Current assets:
     Cash and cash equivalents                                                    $  2,223,487         $ 14,003,329
     Marketable securities                                                             665,552                   --
     Accounts receivable, net of allowance for doubtful accounts
       of $224,022 and $74,388, respectively                                         1,588,242              629,087
     Note receivable                                                                        --            5,000,000
     Prepaid expenses and other current assets                                         401,334              209,112
                                                                                  ------------         ------------
          Total current assets                                                       4,878,615           19,841,528

Restricted cash                                                                        276,635              523,863
Prepaid acquisition costs                                                                   --              369,486
Property and equipment, net                                                          1,920,662              925,596
Software development costs, net                                                        425,471              474,592
Goodwill, net                                                                        2,194,067              182,927
Other intangible assets, net                                                         5,917,854                   --
Other assets                                                                            60,794               14,237
                                                                                  ------------         ------------
          Total assets                                                            $ 15,674,098         $ 22,332,229
                                                                                  ============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                             $    713,670              639,196
     Accrued expenses                                                                2,381,788              451,663
     Accrued dividends - preferred stock                                               273,289              275,763
     Deferred revenue                                                                  306,764              250,000
     Capital lease obligation                                                          328,480              307,677
     Other liabilities                                                                 228,189               86,237
                                                                                  ------------         ------------
          Total current liabilities                                                  4,232,180            2,010,536

Capital lease obligation - less current portion                                        255,009              231,457
                                                                                  ------------         ------------
          Total liabilities                                                          4,487,189            2,241,993

Commitments and contingencies

Stockholders' Equity:
Preferred stock - 5,000,000 shares authorized, including 10,000 shares series A,
  10,000 shares series C and 175 shares series S:
   Series A preferred stock - par value $.01 per share, 225 and 668 shares issued
    and outstanding, respectively (liquidation value of $226,157)                            2                    7
   Series C preferred stock - par value $.01 per share, 44.76 votes per share;
    10,000 shares issued and outstanding (liquidation value of $10,272,131)                100                  100
Common stock:
  Class A - par value $ .01 per share, 40,000,000 shares
   authorized, one vote per share;  9,770,180 and 6,388,445 shares issued
   and outstanding, respectively                                                        97,702               63,884
  Class B - par value $ .01 per share, 2,000,000 shares authorized, six
   votes per share; 1,930 and 2,574 shares issued and outstanding, respectively             19                   26
Additional paid-in capital                                                          80,750,153           58,432,187
Accumulated deficit                                                                (69,261,320)         (38,405,968)
Accumulated other comprehensive loss                                                  (209,728)                  --
Deferred compensation - restricted stock                                              (190,019)                  --
                                                                                  ------------         ------------
          Total stockholders' equity                                                11,186,909           20,090,236
                                                                                  ------------         ------------
          Total liabilities and stockholders' equity                              $ 15,674,098         $ 22,332,229
                                                                                  ============         ============

See notes to consolidated financial statements

INTERNET COMMERCE CORPORATION

Consolidated Statements of Operations


                                                                                        Years Ended July 31,
                                                                         ----------------------------------------------------
                                                                              2001               2000               1999
                                                                         -------------       ------------       -------------
Revenues:
     Services                                                             $  9,742,518       $  1,303,441       $    105,243
                                                                          ------------       ------------       ------------
Expenses:
     Cost of services (excluding non-cash compensation of
       $325,834 and $1,241 in 2001 and 1999, respectively)                   9,354,354          2,514,282            452,306
     Product development and enhancement (excluding non-cash
       compensation of $97,809 and $93,610 in 2000 and 1999,
       respectively)                                                           931,028            702,218            516,608
     Selling and marketing (excluding non-cash compensation
       of $94,294, $767,639 and $304,828 in 2001, 2000 and 1999,
       respectively)                                                         5,383,583          3,273,294            419,714
     General and administrative (excluding non-cash compensation of $570,920, $4,294,897 and $2,866,841 in 2001, 2000 and
       1999, respectively)                                                   9,682,586          4,814,160          3,581,511
     Non-cash charges for stock-based compensation, services
     and legal settlements                                                     991,048          5,160,345          3,266,520
     Impairment of acquired intangibles                                     16,708,479                 --                 --
                                                                          ------------       ------------       ------------
                                                                            43,051,078         16,464,299          8,236,659
                                                                          ------------       ------------       ------------

Operating loss                                                             (33,308,560)       (15,160,858)        (8,131,416)
                                                                          ------------       ------------       ------------
Other income and expense:
     Interest and investment income                                            545,031            737,442             88,143
     Interest expense                                                          (73,569)           (62,211)        (1,577,667)
     Other income, net                                                          51,859                 --                 --
                                                                          ------------       ------------       ------------
                                                                               523,321            675,231         (1,489,524)
                                                                          ------------       ------------       ------------

Loss before income taxes                                                   (32,785,239)       (14,485,627)        (9,620,940)

Income tax benefit                                                           1,929,887                 --                 --
                                                                          ------------       ------------       ------------
Net loss
                                                                           (30,855,352)       (14,485,627)        (9,620,940)

Dividends on preferred stock                                                  (420,309)          (457,535)          (190,645)
Dividends to preferred stockholders for beneficial
  conversion feature                                                                --         (4,549,535)        (1,222,072)
                                                                          ------------       ------------       ------------

Loss attributable to common stockholders                                  $(31,275,661)      $(19,492,697)      $(11,033,657)
                                                                          ============       ------------       ============

Basic and diluted loss per common share                                   $      (3.57)             (4.49)             (7.62)
                                                                          ============       ============       ============
Weighted average number of common
     shares outstanding - basic
     and diluted loss per share                                              8,767,752          4,336,698          1,447,091
                                                                          ============       ============       ============


See notes to consolidated financial statements

INTERNET COMMERCE CORPORATION

Consolidated Statements of changes in
Stockholders' Equity and Other Comprehensive Income

                                                                                  Preferred Stock                    Common Stock
                                                      -----------------------------------------------------------------------------
                                                             Series A            Series C        Series S              Class A
                                                      -----------------------------------------------------------------------------
                                                         Shares    Amount    Shares   Amount   Shares  Amount    Shares     Amount
                                                      -----------------------------------------------------------------------------
Balance - August 1, 1998                                    -      $   -       -      $  -       -     $   -     947,951   $  9,480
                                                      -----------------------------------------------------------------------------
Issuance of common stock for purchase
   of minority interest                                                                                          334,495      3,345
Issuance of common stock for
   compensation, termination of consulting
   agreement and settlement of legal fees                                                        175         2    79,934        799
Issuance of common stock in exchange
   for warrants and unit purchase options                                                                        316,651      3,166
Issuance of preferred stock for services                      45         1
Proceeds from private placement, net                       7,000        70
Issuance of warrants for services
Issuance of warrants in connection with debt
Exchange of common stock                                                                                          78,807        788
Payment of subscription note receivable
Conversion of bridge loans into preferred stock            2,595        26
Conversion of preferred stock                                (50)       (1)                                       10,000        100
Proceeds from exercise of warrants                                                                                15,000        150
Redemption of redeemable stock
Redemption of preferred stock                                                                   (175)       (2)   13,462        135
Preferred stock dividend                                                                                          14,641        146
Charge on price-based stock options and for
     change of control
Net loss
Unrealized loss on marketable securities


     Total comprehensive income

                                                      -----------------------------------------------------------------------------
Balance - July 31, 1999                                    9,590   $    96     -       $   -      -    $   -   1,810,941   $ 18,109

Conversion of series A preferred stock                    (8,922)      (89)                                    1,788,400     17,884
Exchange of common stock                                                                                         113,016      1,130
Proceeds from exercise of warrants                                                                             1,360,139     13,601
Proceeds from exercise of employee stock options                                                                 849,765      8,498
Proceeds from private placement of preferred stock                            10,000      100
Proceeds from private placement of common stock                                                                  434,184      4,342
Issuance of common stock for settlement                                                                           32,000        320
Charge on price-based stock options
Issuance of options for services
Preferred stock dividends - cash
Net loss
Unrealized gain - marketable securities


     Total comprehensive income

                                                      -----------------------------------------------------------------------------
Balance - July 31, 2000                                      668   $     7    10,000   $  100     -    $   -   6,388,445   $ 63,884

                                                        Common Stock                                               Accumulated
                                                    ---------------------                                 --------------------------
                                                           Class B             Additional                                  Other
                                                    ---------------------        Paid-In        Note                   Comprehensive
                                                       Shares    Amount          Capital     Receivable     Deficit       Income
                                                    --------------------------------------------------------------------------------
Balance - August 1, 1998                               194,397   $ 1,944     $  14,532,208   $ (112,500) $(14,299,401)  $    -
                                                    --------------------------------------------------------------------------------
Issuance of common stock for purchase
   of minority interest                                                            467,039
Issuance of common stock for
   compensation, termination of consulting
   agreement and settlement of legal fees                                          682,518
Issuance of common stock in exchange
   for warrants and unit purchase options                                           (3,166)
Issuance of preferred stock for services                                            44,999
Proceeds from private placement, net                                             6,414,930
Issuance of warrants for services                                                  816,672
Issuance of warrants in connection with debt                                     2,043,304
Exchange of common stock                               (78,807)     (788)
Payment of subscription note receivable                                                         112,500
Conversion of bridge loans into preferred stock                                  1,952,744
Conversion of preferred stock                                                          (99)
Proceeds from exercise of warrants                                                  37,350
Redemption of redeemable stock                                                       5,478
Redemption of preferred stock                                                         (133)
Preferred stock dividend                                                              (458)
Charge on price-based stock options and for
     change of control                                                           1,996,503
Net loss                                                                                                   (9,620,940)
Unrealized loss on marketable securities                                                                                   (34,000)


     Total comprehensive income

                                                    -------------------------------------------------------------------------------
Balance - July 31, 1999                                115,590   $ 1,156     $  28,989,889   $    -      $(23,920,341)    $(34,000)

Conversion of series A preferred stock                                             (17,795)
Exchange of common stock                              (113,016)   (1,130)
Proceeds from exercise of warrants                                               4,226,172
Proceeds from exercise of employee stock options                                   859,997
Proceeds from private placement of preferred stock                               9,999,900
Proceeds from private placement of common stock                                  9,495,434
Issuance of common stock for settlement                                            839,003
Charge on price-based stock options                                              3,311,257
Issuance of options for services                                                 1,185,865
Preferred stock dividends - cash                                                  (457,535)
Net loss                                                                                                  (14,485,627)
Unrealized gain - marketable securities                                                                                     34,000


     Total comprehensive income

                                                    -------------------------------------------------------------------------------
Balance - July 31, 2000                                  2,574   $    26     $  58,432,187   $    -      $(38,405,968)    $    -


                                                        Deferred
                                                      Compensation           Total
                                                       Restricted         Stockholders
                                                         Stock               Equity
                                                    ---------------------------------------
Balance - August 1, 1998                              $    -              $      131,731
                                                    ---------------------------------------
Issuance of common stock for purchase
   of minority interest                                                          470,384
Issuance of common stock for
   compensation, termination of consulting
   agreement and settlement of legal fees                                        683,319
Issuance of common stock in exchange
   for warrants and unit purchase options
Issuance of preferred stock for services                                          45,000
Proceeds from private placement, net                                           6,415,000
Issuance of warrants for services                                                816,672
Issuance of warrants in connection with debt                                   2,043,304
Exchange of common stock
Payment of subscription note receivable                                          112,500
Conversion of bridge loans into preferred stock                                1,952,770
Conversion of preferred stock
Proceeds from exercise of warrants                                                37,500
Redemption of redeemable stock                                                     5,478
Redemption of preferred stock
Preferred stock dividend                                                            (312)
Charge on price-based stock options and for
     change of control                                                         1,996,503
Net loss                                                                      (9,620,940)
Unrealized loss on marketable securities                                         (34,000)
                                                                              ----------

     Total comprehensive income                                               (9,654,940)
                                                    ---------------------------------------
Balance - July 31, 1999                               $    -              $    5,054,909

Conversion of series A preferred stock
Exchange of common stock
Proceeds from exercise of warrants                                             4,239,773
Proceeds from exercise of employee stock options                                 868,495
Proceeds from private placement of preferred stock                            10,000,000
Proceeds from private placement of common stock                                9,499,776
Issuance of common stock for settlement                                          839,323
Charge on price-based stock options                                            3,311,257
Issuance of options for services                                               1,185,865
Preferred stock dividends - cash                                                (457,535)
Net loss                                                                     (14,485,627)
Unrealized gain - marketable securities                                          (34,000)
                                                                              ----------

     Total comprehensive income                                              (14,451,627)

                                                    ---------------------------------------
Balance - July 31, 2000                               $   -               $   20,090,236


                 See notes to consolidated financial statements

INTERNET COMMERCE CORPORATION

Consolidated Statements of changes in
Stockholders' Equity and Other Comprehensive Income (continued)

                                                                                Preferred Stock                    Common Stock
                                                    --------------------------------------------------------------------------------
                                                           Series A            Series C        Series S              Class A
                                                    --------------------------------------------------------------------------------

                                                       Shares     Amount    Shares   Amount   Shares  Amount    Shares     Amount
                                                    --------------------------------------------------------------------------------
Balance - July 31, 2000                                    668   $     7    10,000   $  100     -     $  -    6,388,445    $ 63,884

Conversion of series A preferred stock                   (443)        (5)                                       135,584       1,356
Exchange of common stock                                                                                            644           7
Proceeds from exercise of employee stock options                                                                169,280       1,693
Charge for options for services
Common stock issued for acquisitions                                                                          2,957,484      29,575
Options and warrants issued for acquisitions
Unearned restricted stock issued to RTCI employees
Amortization of unearned restricted stock
Preferred stock dividends
Stock issued  as payment for dividends
     on preferred stock                                                                                         118,743       1,187
Net loss
Unrealized loss - marketable securities


     Total comprehensive income

                                                    --------------------------------------------------------------------------------
Balance - July 31, 2001                                    225   $     2    10,000   $  100     -     $ -     9,770,180    $ 97,702
                                                    ================================================================================


                                                        Common Stock                                               Accumulated
                                                    ---------------------                                 --------------------------
                                                           Class B             Additional                                  Other
                                                    ---------------------       Paid-In        Note                   Comprehensive
                                                      Shares     Amount         Capital     Receivable     Deficit       Income
                                                    --------------------------------------------------------------------------------
Balance - July 31, 2000                                2,574    $     26    $ 58,432,187     $   -      $(38,405,968)    $   -

Conversion of series A preferred stock                                            (1,351)
Exchange of common stock                               (644)         (7)
Proceeds from exercise of employee stock options                                  371,986
Charge for options for services                                                   450,110
Common stock issued for acquisitions                                           19,828,610
Options and warrants issued for acquisitions                                    1,667,323
Unearned restricted stock issued to RTCI employees
Amortization of unearned restricted stock
Preferred stock dividends                                                       (420,309)
Stock issued  as payment for dividends
     on preferred stock                                                          421,597
Net loss                                                                                                 (30,855,352)
Unrealized loss - marketable securities                                                                                   (209,728)


     Total comprehensive income

                                                    -------------------------------------------------------------------------------
Balance - July 31, 2001                                1,930    $     19    $ 80,750,153                $(69,261,320)    $(209,728)
                                                    ===============================================================================


                                                        Deferred
                                                      Compensation           Total
                                                       Restricted         Stockholders
                                                         Stock               Equity
                                                    -------------------------------------
Balance - July 31, 2000                              $     -             $  20,090,236

Conversion of series A preferred stock
Exchange of common stock
Proceeds from exercise of employee stock options                               373,679
Charge for options for services                                                450,110
Common stock issued for acquisitions                                        19,858,185
Options and warrants issued for acquisitions                                 1,667,323
Unearned restricted stock issued to RTCI employees        (730,957)           (730,957)
Amortization of unearned restricted stock                  540,938             540,938
Preferred stock dividends                                                     (420,309)
Stock issued  as payment for dividends
     on preferred stock                                                        422,784
Net loss                                                                   (30,855,352)
Unrealized loss - marketable securities                   (209,728)           (209,728)
                                                                         -------------

     Total comprehensive income                                            (31,065,080)

                                                    -------------------------------------
Balance - July 31, 2001                              $    (190,019)      $  11,186,909
                                                    =====================================



                 See notes to consolidated financial statements

INTERNET COMMERCE CORPORATION

Consolidated Statements of Cash Flows

                                                                                         Years Ended July 31,
                                                                          ---------------------------------------------------
                                                                               2001               2000              1999
                                                                          ---------------     -------------      ------------
Cash flows from operating activities:
 Net loss                                                                  $(30,855,352)      $(14,485,627)      $ (9,620,940)
 Adjustments to reconcile net loss to net cash used in operating activities:
      Impairment of intangible assets                                        16,708,479                 --                 --
      Depreciation and amortization                                           3,693,664            831,900            423,872
      Amortization of debt discount                                                  --                 --          1,237,357
      Allowance for doubtful accounts                                           261,640                 --                 --
      Loss on disposal of fixed assets                                            6,370             32,915
      Gain (loss) on sale of marketable securities                             (116,599)            14,937              7,611
      Non-cash charges for equity instruments issued for
      compensation, services, change of control and legal settlement            991,048          5,160,445          3,266,520
      Deferred taxes                                                         (1,929,887)                --                 --
      Changes in:
          Accounts receivable                                                  (485,326)          (579,663)           (42,193)
          Prepaid expenses and other assets                                     253,854           (467,164)           164,593
          Accounts payable                                                     (300,042)           271,818             67,348
          Accrued expenses                                                      497,875             73,126            244,944
          Deferred revenue                                                     (201,990)           250,000                 --
          Other liabilities                                                      74,989             69,418             16,819
                                                                           ------------       ------------       ------------
          Net cash used in operating activities                             (11,401,277)        (8,860,810)        (4,201,154)
                                                                           ------------       ------------       ------------
Cash flows from investing activities:
   Payment for purchase of acquisitions, net of cash acquired                   (22,055)                --                 --
   Capitalization of software development costs                                (188,175)                --                 --
   Notes receivable                                                                  --         (5,000,000)                --
   Purchases of property and equipment                                         (641,671)          (362,048)          (191,417)
   Purchases of marketable securities                                                --                 --         (5,012,142)
   Purchase of certificate of deposits                                               --            (88,199)          (435,664)
   Proceeds from sales of marketable securities                                 270,720          3,987,126            999,876
   Proceeds from maturity of certificate of deposits                            247,228                 --                 --
                                                                           ------------       ------------       ------------
          Net cash used in investing activities                                (333,953)        (1,463,121)        (4,639,347)
                                                                           ------------       ------------       ------------
Cash flows from financing activities:
   Proceeds from issuance of preferred stock                                         --         10,000,000          6,415,000
   Proceeds from issuance of common stock                                            --          9,499,776                 --
   Proceeds from bridge loan                                                         --                 --          2,300,000
   Proceeds from issuance of warrants                                                --                 --             38,925
   Proceeds from exercise of warrants                                                --          4,239,773             37,500
   Proceeds from subscription receivable                                             --                 --            112,500
   Proceeds from exercise of employee stock options                             373,678            868,495                 --
   Payment for redemption of redeemable common stock                                 --                 --               (277)
   Payment of dividends                                                              --           (181,772)              (312)
   Payments of capital lease obligations                                       (418,290)          (213,270)          (126,864)
                                                                           ------------       ------------       ------------
          Net cash (used in) provided by financing activities                   (44,612)        24,213,002          8,776,472
                                                                           ------------       ------------       ------------

Net increase (decrease) in cash and cash equivalents                        (11,779,842)        13,889,071            (64,029)

Cash and cash equivalents, beginning of period                               14,003,329            114,258            178,287
                                                                           ------------       ------------       ------------
Cash and cash equivalents, end of period                                   $  2,223,487       $ 14,003,329       $    114,258
                                                                           ============       ============       ============
Supplemental disclosure of cash flow information:
     Cash paid for interest during the period                              $     73,569       $     62,211       $    111,283


See notes to consolidated financial statements

INTERNET COMMERCE CORPORATION

Notes to consolidated financial statements


1.       ORGANIZATION AND NATURE OF BUSINESS

         Internet Commerce Corporation ("ICC" or the "Company") was incorporated under the name Infosafe Systems, Inc. in November 1991 in the State of Delaware.

         ICC provides Internet-based services for the e-commerce business-to-business communication services market. ICC.NET, our global Internet-based value added network, or VAN, provides supply chain connectivity solutions for electronic data interchange, or EDI, and e-commerce and offers users a vehicle to securely send and receive files of any format and size.

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

         The acquisition of Research Triangle Commerce, Inc. ("RTCI") on November 6, 2000, provides the Company with the capability to facilitate the development and operations of comprehensive business-to-business electronic commerce solutions. RTCI specializes in electronic commerce solutions involving EDI and EAI (Enterprise Application Integration) by providing mission critical electronic commerce consulting, electronic commerce software, outsourced electronic commerce services and technical resource management.

         Through the acquisition of Intercoastal Data Corporation ("IDC") on August 3, 2000, ICC expanded its capabilities to include an EDI service bureau, which provides EDI services to small and mid-sized companies. IDC's services include the conversion of electronic forms into hard copies and the conversion of hard copies to an EDI format. IDC also provides Universal Product Code ("UPC") services and maintains UPC catalogs for its customers.

         In October 2001, we sold in a private placement 1,159,716 shares of class A common stock and warrants to purchase 347,915 additional shares of class A common stock for aggregate proceeds of $3,189,219. Management believes these proceeds, combined with the Company's existing cash, cash equivalents and marketable securities, provide the Company with sufficient liquidity to continue in operation for the next twelve months. However, if our cost reductions do not achieve sufficient savings, if our expenses increase more than anticipated or if our revenue does not increase as anticipated because of competitive or other reasons, our cash resources will not be sufficient and we may require additional financing. There can be no assurances that any financing will be available or that the terms will be acceptable to us, or that any financing will be consummated. See Note 17.


2.       SIGNIFICANT ACCOUNTING POLICIES

         Principles of consolidation:

         The consolidated financial statements include the accounts of the Company and it's wholly-owned subsidiary. All significant intercompany transactions have been eliminated in consolidation.

         Revenue recognition:

         The Company derives its revenue from subscriptions to its ICC.NET service, which include transaction, mailbox and fax transmission fees. The subscription fees are comprised of both fixed and usage-based fees. Fixed subscription fees are recognized on a pro-rata basis over the subscription period. Usage fees are recognized in the period the services are rendered. The Company also derives revenue through implementation fees and interconnection fees. Implementation fees are recognized over the life of the subscription period, generally one year. Interconnection fees are fees charged to connect to another VAN service and are recognized when the data is transmitted to the connected service.

INTERNET COMMERCE CORPORATION

Notes to consolidated financial statements


2.       SIGNIFICANT ACCOUNTING POLICIES AND PROCEDURES (CONTINUED)

         The Company also provides a broad range of professional services consisting of EDI and e-commerce consulting, data mapping services and EDI education and training at seminars hosted by leading universities around the United States. Revenue from EDI and e-commerce consulting and education and training are recognized when the services are provided. Revenue from data mapping services are recognized when the map has been completed and delivered to the customer. Revenues from fixed fee professional service contracts are recognized using contract accounting based on the estimated percentage of completion.

         The Company also derives revenue from its service bureau. Service bureau revenues are comprised of EDI services, including data translation services, purchase order and invoice processing from EDI to print and print to EDI, UPC services, including UPC number generation and UPC catalog maintenance and UPC label printing. The service bureau also derives revenue from software licensing and provides software maintenance and support. Revenues from the EDI services and UPC services are recognized when the services are provided. The Company accounts for its EDI software license sales in accordance with the American Institute of Certified Public Accountants' Statement of Position 97-2, "Software Revenue Recognition". Revenues from software licenses are recognized when all of the following conditions are met: a non-cancelable non-contingent license agreement has been signed, the software product has been delivered, there are no material uncertainties regarding customer acceptance and collection of the resulting receivable is probable. Revenues from software maintenance and support contracts are recognized ratably over the life of the contract. The Company's software license revenues were not significant in any of the years presented.

         Deferred revenue:

         Deferred revenue is comprised of deferrals for subscription fees, professional services, license fees and maintenance associated with contracts for which amounts have been received in advance of services to be performed or prior to the shipment of software.

         Depreciation and amortization:

         Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the related assets, generally three to seven years. Leasehold improvements are amortized using the straight-line method over the shorter of the term of the lease or the estimated useful life of the asset.

         Loss per share of common stock:

         The Company calculates its loss per share under the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 requires dual presentation of "basic" and "diluted" loss per share on the face of the statement of operations. In accordance with SFAS 128, basic loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during each period. Diluted loss per share is calculated by dividing net loss attributable to common stockholders by the weighted average of shares of common stock outstanding and all dilutive potential common shares that were outstanding during the period. The per share effects of potential common shares such as warrants, options and convertible preferred stock have been excluded from the calculation of diluted loss per share, as their effect would be antidilutive in all periods presented.

INTERNET COMMERCE CORPORATION

Notes to consolidated financial statements


2.       SIGNIFICANT ACCOUNTING POLICIES AND PROCEDURES (CONTINUED)

         Software development costs:

         The Company capitalizes software development costs under the provisions of either Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1") or Statement of Financial Accounting Standards No. 86, "Computer Software to be Sold, Leased, or Otherwise Marketed" ("SFAS 86"), based on the intended use of the software.

         The Company capitalizes the costs of acquiring, developing and testing software to meet the Company's internal needs. Under the provisions of SOP 98-1, the Company capitalizes costs associated with software developed or obtained for internal use when both the preliminary project stage is completed and management has authorized further funding for the project which it deems probable will be completed and used to perform the function intended. Capitalized costs include only
         (1) external direct costs of materials and services consumed in developing or obtaining internal-use software, (2) payroll and payroll-related costs for employees who are directly associated with and devote time to the internal-use software project and (3) interest costs incurred while developing internal-use software. Capitalization of such costs ceases no later than the point at which the project is substantially complete and ready for its intended use. Software development costs are amortized using a straight-line method over a three-year period. Amortization of software development costs for internal use software amounted to $237,296, $237,296 and $2,485 for the years ended July 31, 2001, 2000 and 1999, respectively. Costs associated with the development of software for internal use have been capitalized in the amount of $108,148 during the fiscal year ended July 31, 2001. No amounts were capitalized in fiscal 2000 or 1999.

         The Company capitalizes the costs of computer software to be sold or otherwise marketed in accordance with the provisions of SFAS 86. Costs related to the conceptual formulation and design of software are expensed as product and development. Costs incurred subsequent to the establishment technological feasibility are capitalized. Capitalization of costs ceases when the product is available for general release to customers. Capitalized software costs are amortized over three years or the expected life of the product. Development costs in the amount of $80,027 were capitalized under the provisions of SFAS 86 during the fiscal year ended July 31, 2001. No amounts were capitalized in fiscal years ended July 31, 2000 and 1999.

         Income taxes:

         Deferred income taxes are determined by applying enacted statutory rates in effect at the balance sheet date to the differences between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements. A valuation allowance is provided based on the weight of available evidence, if it is considered more likely than not that some portion, or all, of the deferred tax assets will not be realized.

         Cash and cash equivalents:

         The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.

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

INTERNET COMMERCE CORPORATION

Notes to consolidated financial statements


2.       SIGNIFICANT ACCOUNTING POLICIES AND PROCEDURES (CONTINUED)

         Impairment of long-lived assets:

         Long-lived assets of the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Management also reevaluates the periods of amortization of long-lived assets to determine whether events and circumstances warrant revised estimates of useful lives. The Company evaluates the carrying value of its long-lived assets in relation to the operating performance and future undiscounted cash flows of the underlying business when indications of impairment are present. If it is determined that an impairment in value has occurred, the excess of the purchase price over the net assets acquired and intangible assets will be written down to the present value of the expected future operating cash flows to be generated by the acquired businesses. See Note 4.

         Stock-based compensation:

         The Company accounts for its stock-based compensation arrangements with its employees in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and complies with the disclosure provisions of SFAS 123, "Accounting for Stock-Based Compensation." SFAS 123 established a fair-value-based method of accounting for stock-based compensation plans. Stock-based awards to nonemployees are accounted for at fair value in accordance with the provisions of SFAS 123.

         Intangible assets and goodwill:

         Intangible assets and goodwill are carried at cost less accumulated amortization, which is being amortized on a straight-line basis over their expected lives, generally three to ten years. Goodwill consists of the excess purchase price over the fair value of identifiable net assets of businesses acquired. Amortization of goodwill was $1,283,638, $156,795 and $130,662 for the years ended July 31, 2001, 2000 and 1999, respectively. Amortization of identifiable acquired intangibles was $1,285,530 for the year ended July 31, 2001. There were no identifiable intangibles amortized during the years ended July 31, 2000 and 1999. See Note 3 and Note 4.

         Marketable securities:

         Marketable securities are classified as available-for-sale securities. Unrealized holding gains and losses are recorded as other comprehensive income, net of any related tax effect. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in investment income. See Note 5.

         Reclassifications:

         Certain prior-year amounts have been reclassified to conform with their 2001 presentation.

         Recent Accounting Pronouncements:

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 retains the requirements of SFAS No. 121 to recognize an impairment loss only if the carrying value of a long-lived asset is not recoverable from its estimated undiscounted cash flows and to measure an impairment loss as the difference between the carrying value and fair value of the asset, but it establishes new standards for long-lived assets to be disposed of. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. Management believes that the adoption of this standard will not have a significant impact on the Company's financial position or results of operations.

INTERNET COMMERCE CORPORATION

Notes to consolidated financial statements


2.       SIGNIFICANT ACCOUNTING POLICIES AND PROCEDURES (CONTINUED)

         In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations subsequent to June 30, 2001, be accounted for under the purchase method of accounting. The pooling-of-interests method is no longer allowed. SFAS No. 142 requires that upon adoption, amortization of goodwill will cease and instead, the carrying value of goodwill will be evaluated for impairment on at least an annual basis. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001; however, the Company has elected to adopt this standard as of the beginning of its 2002 fiscal year (August 1, 2001). As required by this standard, management is in the process of determining if the Company's goodwill is impaired as of August 1, 2001, based on provisions in the standard, and management is required to determine the amount of such impairment, if any, no later than January 31, 2002. Should management determine that goodwill is impaired, the impairment will be reflected as a cumulative effect of a change in accounting principle. Management believes that the adoption of this standard will not have a significant impact on the Company's financial position or results of operations.

         In June 2000, the Financial Accounting Standards Board ("FASB") issued statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, An Amendment of FASB Statement No. 133". SFAS No. 133, as amended, is effective for fiscal periods beginning after June 15, 2000 and establishes accounting and reporting standards for derivative instruments and hedging activities. The Company adopted this standard on August 1, 2000. The adoption of SFAS No. 133, as amended by SFAS No. 138, by the Company did not have a material impact on the company's financial position, results of operations or cash flows since the Company does not currently engage in any hedging activities or hold any derivative instruments.

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101. "Revenue Recognition in Financial Statements." SAB 101 summarizes certain areas of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The adoption of SAB 101 did not have a material impact on the Company's financial statements.


3.       ACQUISITIONS

         Acquisition of IDC

         On August 3, 2000, ICC consummated a merger with IDC (the "IDC Merger"). All issued and outstanding shares of IDC common stock were converted into an aggregate of 190,861 shares of ICC class A common stock. The former stockholders of IDC received 47,540 additional shares of ICC class A common stock in December 2000. The issuance of the additional shares was pursuant to the merger agreement and based on the change in ICC's class A common stock price from the date of the closing to December 5, 2000, the date the registration statement ICC filed covering the resale of the shares issued in the merger became effective under the Securities Act of 1933, as amended (the "Securities Act").

         It is the opinion of management that the IDC merger qualifies as a tax-free reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1986.

         The IDC merger was accounted for under the purchase method of accounting and, accordingly, the acquired assets and liabilities of IDC were recorded based on their fair values at the date of acquisition. The results of operations of IDC have been included in the consolidated financial statements subsequent to its date of acquisition.

INTERNET COMMERCE CORPORATION

Notes to consolidated financial statements


3.       ACQUISITIONS (CONTINUED)

         The allocation of the purchase price is summarized below:

             Purchase Price:
                Value of class A common stock issued               $  3,308,754
                Transaction costs                                       256,972
                                                                   ------------
                    Total purchase price                              3,565,726

             Fair value of assets acquired and liabilities
             assumed:
                Cash                                                    347,133
                Marketable securities                                 1,029,400
                Fixed assets                                             79,931
                Other assets                                            161,738
                Liabilities                                            (461,292)
                                                                   ------------
                     Fair value of net assets acquired                1,156,910
                                                                   ------------
             Cost in excess of net assets acquired                 $  2,408,816
                                                                   ============


         The cost in excess of net assets acquired is being amortized on a straight-line basis over a period of ten years. Amortization charges are included in general and administrative expenses in the consolidated statement of operations.

         Acquisition of RTCI

         On November 6, 2000, ICC completed the acquisition of RTCI pursuant to an Agreement and Plan of Merger dated June 14, 2000 (the "Merger Agreement").

         Under the terms of the Merger Agreement, RTCI's outstanding shares of common stock were converted into $2,214,009 of cash and 2,719,083 shares of ICC class A common stock. Issued and outstanding options and warrants to purchase RTCI common stock were converted into options and warrants of ICC providing the holders the right to receive, upon exercise, an aggregate of 394,905 shares of ICC class A common stock and $343,456 of cash. The fair value of the vested portion of restricted stock and options have been included in the purchase price. The cash portion of the purchase price was funded from cash acquired from RTCI.

         In August 2000, the Company converted a note receivable and accrued interest on the note in the amount of $5,063,698 into shares of RTCI common stock. Such amount has been included as a component of the purchase price consideration. See Note 6.

         It is the opinion of management that the acquisition of RTCI qualifies as a tax-free reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1986.

         The acquisition of RTCI was accounted for under the purchase method of accounting and accordingly, the acquired assets and liabilities of RTCI were recorded based on their fair values at the date of acquisition. The results of operations of RTCI have been included in the consolidated financial statements subsequent to its date of acquisition.

INTERNET COMMERCE CORPORATION

Notes to consolidated financial statements


3.       ACQUISITIONS (CONTINUED)

         The allocation of the purchase price is summarized below:

               Purchase Price:
                  Value of class A common stock and options issued      $ 17,488,885
                  Cash distributed to shareholders                         2,214,009
                  Cash to be distributed to option and warrant
                      holders upon exercise                                  343,456
                  Note receivable and accrued interest                     5,063,698
                  Transaction costs                                        1,624,484
                                                                        ------------
                      Total purchase price                                26,734,532

               Fair value of assets acquired and liabilities assumed:
                  Cash                                                     2,770,488
                  Fixed assets                                             1,220,166
                  Other assets                                               968,288
                  Identifiable intangibles                                 9,996,000
                  Liabilities                                             (1,441,459)
                                                                        ------------
                       Fair value of net assets acquired                  13,513,483
                                                                        ------------
               Cost in excess of net assets acquired                      13,221,049
               Income tax liabilities                                      1,580,776
                                                                        ------------
               Recorded goodwill                                        $ 14,801,825
                                                                        ============


         Goodwill related to the RTCI acquisition is being amortized on a straight-line basis over a period of ten years. Amortization charges are included in general and administrative expenses in the statement of operations. During the year it was determined that the goodwill recorded from the RTCI acquisition was impaired and an impairment charge was recognized. See Note 4.

         The intangible assets acquired from RTCI were its workforce, valued at $4,000,000, certain proprietary technology valued at $4,780,000, and its customer list valued at $1,216,000. The value of these intangibles is being amortized on a straight-line basis over periods of five to ten years. During the year it was determined that the workforce and customer list recorded from the RTCI acquisition were impaired and an impairment charge was recognized. See Note 4.

         Pro Forma Financial Information

         The following unaudited pro forma summary financial information presents the consolidated results of operations of the Company as if the acquisitions of IDC and RTCI had occurred on August 1, 1999. The pro forma results are shown for illustrative purposes only and do not purport to be indicative of the results that would have been reported if the business combinations had occurred on the date indicated or indicative of results which may occur in the future. The pro forma results for the year ended July 31, 2001 include the impact of the impairment charges related to RTCI discussed in Note 4.

                                                  July 31, 2001   July 31, 2000
                                                  -------------   -------------
             Revenues                             $ 11,235,000    $ 10,002,000
             Net loss                             $(33,307,000)   $(22,781,000)
             Basic and diluted loss per
             common share                         $      (3.50)   $      (3.12)

INTERNET COMMERCE CORPORATION

Notes to consolidated financial statements


4.       IMPAIRMENT OF ACQUIRED INTANGIBLES

         Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable based on expected undiscounted cash flows and other relevant factors attributable to that asset

         Due to a reduction of the workforce of RTCI, a steep decline in the value of companies similar to RTCI, continued operating losses and a significant reduction in the forecasted future operating profits of our professional services segment, management determined that triggering events had occurred related to the certain acquired intangible assets, namely the assembled workforce, the customer list and goodwill. Projected cash flow analysis related to those assets determined that the assets had been impaired. These intangible assets were written down to fair value based on the related discounted expected future cash flows from the intangible assets over their remaining estimated useful lives. During the year ended July 31, 2001, the Company recorded an impairment charge of $16,708,479 related to the intangibles acquired from RTCI.


5.       MARKETABLE SECURITIES

         The following is a summary of available for sale securities as of July 31, 2001:


                                                        Gross Unrealized
                                                 -------------------------------
                                     Cost          Gains             Losses           Fair Value
                                  ----------     ---------         -----------       ------------
         Equity investments        $ 875,280     $  82,217         $ ( 291,945)        $ 665,552
                                   =========     =========         ===========         =========

         There were no investments in marketable securities at July 31, 2000.

         Equity investments which consist of investments in publicly traded companies for which the Company does not have the ability to exercise significant influence, are classified as available-for-sale and stated at fair value based on quoted market rates. Adjustments to the fair value of available-for-sale investments are recorded as a component of other comprehensive income, net of any related tax effect.


6.       NOTE RECEIVABLE

         On June 14, 2000, the Company loaned $5 million to RTCI in exchange for a promissory note (the "Note"). The Note bears interest at a rate of 7.5% per annum.

         On August 15, 2000, the $5,000,000 Note and unpaid accrued interest, in the amount of $63,698, was automatically converted into common stock of RTCI. See Note 3.


7.       PREPAID ACQUISITION COSTS

         Prepaid acquisition costs at July 31, 2000 were comprised of costs incurred for the acquisition of Intercoastal Data Corporation ("IDC") which was completed in August 2000 and the acquisition of RTCI which was completed in November 2000. Acquisition costs were allocated to the purchase price upon consummation of such acquisitions.

INTERNET COMMERCE CORPORATION

Notes to consolidated financial statements


8.       PROPERTY AND EQUIPMENT

         Property and equipment consists of the following:


                                                                                                July 31,
                                                                 Estimated            ----------------------------
                                                             Useful Lives (Years)          2001           2000
                                                             ---------------------    -------------   ------------
        Computers and office equipment                                3                $  2,964,013    $  1,311,524
        Furniture and fixtures                                        7                     372,073         162,265
        Purchased software                                            3                     984,138         336,030
        Leasehold improvements                                                              158,556          64,072
                                                                                       ------------    ------------
                                                                                          4,478,780       1,873,891
        Less accumulated depreciation and amortization                                    2,558,118         948,295
                                                                                       ------------    ------------
                                                                                       $  1,920,662    $    925,596
                                                                                       ============    ============

         Depreciation and amortization expense related to property and equipment was $887,200, $435,218 and $290,800 for the years ended July 31, 2001,
         2000 and 1999, respectively. At July 31, 2001, property and equipment acquired under capital leases had a cost basis of $1,244,283.


9.       ACCRUED EXPENSES

         Accrued expenses consist of the following:
                                                                        July 31,
                                                               --------------------------
                                                                  2001            2000
                                                               ----------      ----------
        Acquisition related liabilities                        $  937,789              --
        Vacation                                                  353,549         261,870
        Employee compensation and severance                       544,907         101,986
        Consulting fees                                           202,400              --
        Professional Fees                                          34,692              --
        Other                                                     308,451          87,807
                                                               ----------      -----------
                                                               $2,381,788      $  451,663
                                                               ==========      ===========


10.      JOINT SERVICES AGREEMENT

         In July 2000, the Company entered into an agreement with Triaton GmbH ("Triaton"), a member of the ThyssenKrupp Information Services Group GmbH, whereby Triaton will host and market the Company's ICC.Net services in Europe on a semi-exclusive basis. Triaton is entitled to market and provide the Company's ICC.Net services on a non-exclusive basis worldwide. Pursuant to the agreement, ICC will receive usage based fees. The agreement, as amended in July 2001, provides that the Company shall receive aggregate minimum fees payable in specified quarterly installments aggregating $8,000,000 from Triaton by July 2003.

         As of July 31, 2001, the Company has received $1 million under the agreement. At July 31, 2001, Triaton has also advanced the Company $250,000 for services and reimbursable expenses expected to be provided by the Company to Triaton in addition to those required under the original agreement. At July 31, 2001, $181,500 of the advance is included in deferred revenue.

         The agreement has a five year initial term. If the Company does not extend the agreement, the Company will be required to pay Triaton an amount equal to five times 80% of Triaton's revenues from the ICC.Net services for the twelve calendar months immediately preceding the date of termination.

INTERNET COMMERCE CORPORATION

Notes to consolidated financial statements


11.      STOCKHOLDERS' EQUITY

         Reverse stock split:

         Effective September 25, 1998, the Company completed a one-for-five reverse stock split of its outstanding shares of common stock. The accompanying consolidated financial statements have been retroactively adjusted to reflect the reverse stock split.

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

         Class B common stock:

         Class B common stock is convertible into class A common stock on a one-for-one basis both upon the request of the holder of the class B common stock or automatically upon transfer of the class B common stock to a stockholder that did not hold any class B common stock before the transfer. Class B common stock is entitled to six votes per share, but in all other respects each share of class B common stock is identical to a share of class A common stock.

         Series A preferred stock:

         Series A preferred stock is convertible, at the option of the holder, into class A common stock. Each share of series A preferred stock is convertible into a number of shares of class A common stock determined by dividing the issuance price per share ($1,000) by 75% of the average market price of the class A common stock for the ten trading days before the conversion date. Each share of series A is convertible into a maximum of 333 shares and a minimum of 200 shares of class A common stock

         Series A preferred stock is redeemable, in whole or in part, by the Company at the option of the Company, commencing on the third anniversary of the date of issuance. The redemption price for each share of series A preferred stock is $1,000, plus unpaid dividends. Notice of redemption must be given 30 days prior to the redemption date.

         Subject to the rights of stockholders holding any series of the Company's preferred stock that is senior to the series A preferred stock, upon a liquidation, dissolution or winding up of the Company, the holders of series A preferred stock are entitled to receive an amount equal to $1,000 per share of series A preferred stock before any distribution is made to holders of common stock. The total liquidation value of the series A preferred stock was $225,000 plus accrued dividends on the series A preferred stock of $1,157 at July 31, 2001.

         The holders of the outstanding shares of series A preferred stock are entitled to a 4% annual non-cumulative dividend payable, at the option of the Company, in cash or in shares of class A common stock. Dividends are payable on each July 1.

         Series A preferred stock has no voting rights.

INTERNET COMMERCE CORPORATION

Notes to consolidated financial statements


11.      STOCKHOLDERS' EQUITY (CONTINUED)

         On July 1, 2001, the Company issued 7,601 shares of class A common stock to series A preferred stockholders in payment of accrued dividends. On July 1, 2000, the Company paid cash dividends of $181,772 to series A preferred stockholders. On July 1, 1999, the Company issued 14,641 shares of class A common stock and $312 for payment of the annual dividend to series A preferred stockholders.

         At July 31, 2001 and 2000, the Company had accrued dividends on its series A preferred stock of $1,157 and $2,538, respectively.

         Series C Preferred Stock:

         During the year ended July 31, 2000, the Company issued 10,000 shares of series C preferred stock and 400,000 warrants to Cable & Wireless, PLC ("C&W") for total consideration of $10,000,000. A beneficial conversion feature resulted from the allocation of the proceeds between the fair value of the series C preferred stock and the fair value of the warrants, which resulted in a discount on the preferred stock in the amount of $4,549,535. The discount was immediately accreted as all of the series C preferred stock was eligible for conversion upon issuance.

         Series C preferred stock is convertible, at the option of the holder, into 447,628 shares of class A common stock.

         Series C preferred stock is redeemable, in whole or part, by the Company at the option of the Company, at any time after January 1, 2005. The redemption price for each share of series C preferred stock is $1,000 plus unpaid dividends. Notice of redemption must be given 45 days prior to the redemption date.

         Series C preferred shall be preferred as to assets over all other classes or series of preferred stock of the Company in the event of any liquidation, dissolution or winding up of the Company. The holders of series C preferred are entitled to receive an amount in cash equal to $1,000 per share plus any unpaid or accrued dividends before any distribution is made to holders of common shares.

         The holders of the outstanding shares of series C preferred stock are entitled to receive a 4% per share annual cumulative dividend payable in cash or shares of common stock. Each share of series C preferred is deemed to have a value of $1,000 and each share of common stock to be paid as a dividend shall be valued at the average of the Market Price (as defined by series C convertible preferred stock) for ten consecutive trading days ending two days prior to the payment date. Dividends are payable on January 1 of each year. Dividends accrue and are cumulative on a daily basis, whether or not earned or declared.

         Series C preferred stock is entitled to the number of votes per share equal to the number of whole shares of class A common stock into which each share of series C preferred is convertible.

         On January 1, 2001, the Company issued 111,142 shares of class A common stock in payment of the dividends on the series C preferred stock. At July 31, 2001 and 2000, the Company had accrued $272,131 and $273,224 for dividends payable, respectively.

         The total liquidation value of series C preferred stock was $10,000,000 plus accrued dividends of $272,131 at July 31, 2001.

INTERNET COMMERCE CORPORATION

Notes to consolidated financial statements


11.      STOCKHOLDERS' EQUITY (CONTINUED)

         Warrants:

         As of July 31, 2001, the Company had the following common stock warrants outstanding:


                                                Number of          Exercise         Expiration
                                                 Shares             Price              Date
                                                 ------             -----              ----

         Class A warrants                      234,140 (a) (c)      $29.16         February 18, 2002
         Class B warrants                      263,835 (b) (c)      $39.23         February 18, 2002
         Bridge warrants                       116,000 (d)           $2.50         January 22, 2002 to July 4, 2002
         Bridge commission warrants              8,910 (e)           $2.50         January 5, 2002
         Private placement commission
              warrants                           43,350 (f)          $5.00         April 29, 2002
         Consulting warrants                     18,000 (b)          $9.94         March 31, 2004
         C & W Warrants                         400,000 (g)         $22.21         January 12, 2005
         Assumed RTCI warrants                   45,760 (h)          $5.77         January 22, 2003

         (a) Upon exercise of each warrant, holder is entitled to 1.36891 shares of class A common stock and one class B warrant.

         (b) Upon exercise of each warrant, holder is entitled to 1.36891 shares of class A common stock.

         (c) Redeemable by the Company at $.25 per warrant under certain conditions.

         (d) Investors who provided the Company with bridge financing in 1998 purchased 10% notes with warrants attached. For each $1.00 of bridge note principal, a purchaser was entitled to 0.3 warrant and ICC issued a total of 778,500 warrants in this transaction. Each of these warrants entitles the holder upon exercise to purchase one share of class A common stock. Under certain circumstances the Company may accelerate the expiration date.


         (e) Issued to placement agents in connection with the 1998 bridge financing. Terms are substantially the same as the bridge warrants.

         (f) Issued to NASD registered broker/dealers in connection with the April 1999 private placement of series A preferred stock. Upon exercise, holder is entitled to one share of class A common stock.

         (g) Issued to C&W in private placement. Upon exercise, holder is entitled to one share of class A common stock. See Note 11.

         (h) Issued to warrant holders of RTCI upon acquisition of RTCI. Upon exercise, holder is entitled to one share of class A common stock in exchange for each warrant.

         The fair market value of warrants issued for compensation and services have been recognized as an expense in the period the respective services were performed.

INTERNET COMMERCE CORPORATION

Notes to consolidated financial statements


11.      STOCKHOLDERS' EQUITY (CONTINUED)

         Stock options:

         The Company's Amended and Restated Stock Option Plan, (the "Plan"), provides for the grant of options to purchase up to an aggregate of 7,000,000 shares of class A common stock to employees, officers, directors and consultants or advisors. The options granted may be either incentive stock options or nonqualified options.

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

         The Company granted 390,000 price-vested options under the Plan from September 1998 through December 1998. Price-vested options require variable accounting which requires the Company to take a non-cash charge to earnings for the difference between the exercise price and the fair market value of the stock multiplied by the number of vested options on the date each price requirement is met. The number of options immediately exercisable were 130,000. The remaining 260,000 became exercisable, in 20% increments, when the Company's class A common stock attained or exceeded the following per share bid prices for twenty consecutive trading days: $7.50, $10.00, $12.50, $15.00 and $17.50. The Company recognized $3,311,257 and $1,374,069 in non-cash compensation expense in connection with these price-vested options during the years ended July 31, 2000 and 1999, respectively, and will not be required to take any charges in connection with these options in the future. All options were fully vested as of July 31, 2000.

         In November 1998, the Company recorded a non-cash charge of $622,434 for certain options which vested due to a change of control feature.

         In March 2000, the Company granted an option to purchase 100,000 shares of class A common stock in connection with a consulting agreement with a former board member. The fair value of the option, in the amount of $6,318,850, was to be amortized as consulting expense during the term of the consulting agreement. Non-cash charges for these options amounted to $1,185,865 during the year ended July 31, 2000. On September 22, 2000, the former board member and the Company mutually agreed to cancel and terminate the option. Compensation charges in connection with this option ceased being recorded as of this date and the total non-cash charge recognized for this option during the year ended July 31, 2001 amounted to $450,110.

         In June 2000, the Company recognized $663,222 in non-cash charges for 10,000 shares of class A common stock valued at $176,150 and stock options to purchase 50,000 shares of class A common stock with a fair value of $487,072 which were issued in connection with a settlement of certain litigation.

         In November 2000, the Company assumed the Employee Stock Option Plan of RTCI and issued vested stock options to purchase 349,145 shares of class A common stock for the outstanding options of RTCI. These options were not granted under the Plan. The fair value of such options has been included in the purchase price of RTCI.

INTERNET COMMERCE CORPORATION

Notes to consolidated financial statements


11.      STOCKHOLDERS' EQUITY (CONTINUED)

         The Company applies APB Opinion 25 and related interpretations in accounting for equity instruments issued to employees. Accordingly, no compensation cost has been recognized for its employee stock option grants other than non-cash charges for the vesting of price-vested options. Had the compensation cost for the Company's stock options grants been determined based on the fair value at the grant dates for awards consistent with the method of SFAS 123, the Company's net loss attributable to common stockholders and basic and diluted loss per common share would have changed to the pro forma amounts indicated below:


                                                                 For the Years ended July 31,
                                                  ------------------------------------------------------
                                                       2001               2000                 1999
                                                  --------------     ----------------      -------------
 Pro forma net loss:
   As reported                                   $  (30,855,352)      $  (14,485,627)      $  (9,620,940)
   Pro forma effect of SFAS No. 123                 (14,959,286)          (2,419,185)            687,221
                                                 --------------       --------------       -------------
   Pro forma after giving effect to SFAS
   No. 123                                          (45,814,638)      $  (16,904,812)      $  (8,933,719)
                                                 ==============       ==============       =============
Basic and diluted loss per common share:
   As reported                                   $        (3.57)      $        (4.49)      $       (7.62)

   Pro forma effect of SFAS No. 123                       (1.66)               (0.56)               0.47
                                                 --------------       --------------       -------------
   Pro forma after giving effect to SFAS
   No. 123                                       $        (5.23)      $        (5.05)      $       (7.15)
                                                 ==============       ==============       =============

         The weighted-average fair value at date of grant for options granted during the years ended July 31, 2001, 2000 and 1999 was $3.81, $16.87 and $1.51 per share, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted-average assumptions:

                                                 Year ended July 31,
                                           -------------------------------
                                             2001      2000        1999
                                           -------   --------    --------

                Risk-free interest rate      4.73%     6.12%       4.53%
                Expected lives                  3         3           3
                Expected volatility           150%      156%        113%
                Expected dividend yield         0%        0%          0%

         The following table summarizes the Company's stock options at July 31, 2001, 2000 and 1999, as well as changes during the years then ended:


                                                                        Years ended July 31,
                                          ------------------------------------------------------------------------------------
           (Shares in thousands)                   2001                        2000                       1999
                                          ---------------------------  --------------------------   --------------------------
                                                     Weighted-Average             Weighted-Average            Weighted-Average
                                                        Exercise                      Exercise                    Exercise
                                           Shares        Price          Shares         Price        Shares         Price
                                          ---------- ---------------   --------   ---------------   --------   ---------------
Options outstanding at beginning
  of year                                   4,088.6     $   18.39       1,947.7      $   1.42         156.6      $  19.65
Granted                                     1,145.0     $    4.62       3,069.0      $  24.46       1,897.0      $   1.41
Acquisitions                                  349.1     $    6.53            --            --            --            --
Forfeited                                    (895.8)    $   26.79         (78.3)     $  22.50        (105.9)     $  12.03
Exercised                                    (169.2)    $    2.08        (849.8)     $   1.02            --            --
                                             ------                     -------                      ------

Options outstanding at end of year          4,517.7     $   12.93       4,088.6      $  18.39       1,947.7      $   1.42
                                             ======                     =======                      ======

Options exercisable at end of year          2,966.0     $   11.39       2,113.6      $  11.16       1,749.0      $   1.20
                                             ======                     =======                      ======

INTERNET COMMERCE CORPORATION

Notes to consolidated financial statements


11.      STOCKHOLDERS' EQUITY (CONTINUED)

         The following table presents information relating to stock options outstanding as of July 31, 2001:


         (Shares in thousands)
                                                            Options Outstanding          Options Exercisable
                                                    --------------------------------   -----------------------
                                                          Weighted-
                                                           Average       Weighted-                  Weighted-
                                                          Remaining       Average                   Average
                                                         Contractual     Exercise                   Exercise
                 Range of Exercise Prices       Shares        Life          Price        Shares       Price
         --------------------------------     ----------  -----------   -----------     --------   ----------
                   $    0.26 - $    0.34          367.2      5.8          $ 0.30         367.2       $ 0.30
                   $    1.41 - $    2.13           94.7      4.5          $ 1.50          94.7       $ 1.50
                   $    2.50 - $    4.77        1,164.5      6.5          $ 2.83         834.5       $ 2.92
                   $    5.13 - $    7.16          523.4      9.5          $ 5.25         176.6       $ 5.49
                   $   11.50  - $  17.00          969.4      7.8         $ 12.36         850.2      $ 12.27
                   $   19.00  - $  23.38        1,002.0      8.7         $ 19.20         439.3      $ 19.19
                   $   34.50  - $  45.69          206.5      8.3         $ 37.96          92.2      $ 38.48
                   $   60.00  - $  80.00          190.0      8.0         $ 68.74         111.3      $ 69.19
                                               --------    -----        --------       -------     --------
                                                4,517.7      7.7         $ 12.93       2,966.0      $ 11.39
                                               ========                                =======

         The Company had 1,977,660 options reserved for future issuance under the Plan as of July 31, 2001.

         Restricted stock:

         ICC issued 172,907 shares of class A common stock to employees of RTCI in exchange for outstanding shares of restricted stock of RTCI at the consummation of the merger. Deferred stock-based compensation of the restricted stock of $730,957 was recorded at the time of the merger. Non-cash compensation in connection with the restricted stock during the year ended July 31, 2001 was $540,938. At July 31, 2001, there were 32,390 shares of unvested restricted stock outstanding and deferred stock-based compensation was $190,019. The remaining outstanding shares of restricted stock vest on January 1, 2002.


12.      INCOME TAXES

         The income tax benefit, in the amount of $1,929,887, recognized during the year ended July 31, 2001 is attributable to the reduction of the deferred tax liability related to book and tax basis differences on certain identifiable intangibles under purchase accounting as well as those related to unrealized gains from certain marketable securities.

         The Company's effective tax rate varied from the statutory federal income tax rate as follows:


                                                                              For the year ended July 31,
                                                                           2001           2000            1999
                                                                        ----------     -----------      ----------

         Expected tax rate (benefit)                                     (34.0)%          (34.0)%          (34.0)%
         Increase (decrease) in taxes resulting from:
         Non-deductible amortization and write-off of intangibles         15.7 %             --               --
         Permanent differences from exercise of stock options               --            (40.0)%            3.7 %
         Other permanent differences                                       1.9 %            5.8 %             --
         State and local income tax (benefit), net of federal effect      (4.5)%          (21.2)%             --
         Increase in valuation allowance                                  15.0 %           89.4 %           30.3 %
                                                                        ---------       ---------        ---------
         Effective tax rate                                               (5.9)%              0 %              0 %
                                                                        =========       =========        =========

INTERNET COMMERCE CORPORATION

Notes to consolidated financial statements


12.      INCOME TAXES (CONTINUED)

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets, liabilities and the valuation allowance at July 31, 2001 and 2000 are as follows:

                                                                                           July 31,
                                                                                ------------------------------
                                                                                     2001            2000
                                                                                -------------    -------------
        Deferred tax assets:
                Accrued expenses                                                $     203,378    $     161,486
                Deferred revenues                                                     157,573                -
                Deferred rent                                                          76,310                -
                Property and equipment                                                 38,300            4,680
                Federal, state and local net operating loss carryforwards          29,971,667       22,343,640
                                                                                -------------    -------------
                                                                                  30,447,228        22,509,806
        Deferred tax liability:
                Purchased intangibles                                             (2,544,677)                -
                Marketable securities                                               (286,187)                -
                Capitalized software development costs                              (182,953)         (213,566)
                Deferred rent                                                              -           (37,893)
                                                                                -------------    -------------
                                                                                  (3,013,817)         (251,459)

                Net deferred tax asset before valuation allowance                 27,433,411        22,258,347

                Valuation allowance                                              (27,433,411)      (22,258,347)
                                                                                ------------     -------------
                Net deferred tax asset                                          $          0     $           0
                                                                                ============     =============

         The Company has provided a valuation allowance of 100% of its net deferred tax asset due to the uncertainty of generating future profits that would allow for the realization of such deferred tax asset. The net increase in the total valuation allowance for the year ended July 31, 2001 was $5,175,064.

         The deferred tax asset of approximately $5.8 million associated with the exercise of employee stock options in fiscal year 2000 has been fully offset by a valuation allowance and will be credited to additional paid-in capital when realized.

         The Company has a net operating loss carryforward for tax purposes of approximately $70 million as of July 31, 2001. This carryforward expires from 2007 to 2021.

         The Internal Revenue Code and Income Tax Regulations contain provisions which limit the use of available net operating loss carryforwards in any given year should significant changes (greater than 50%) in ownership interests occur. Due to the initial public offering in 1995, the net operating loss carryover of approximately $1.9 million incurred prior to the initial public offering is subject to an annual limitation of approximately $400,000 until that portion of the net operating loss is utilized or expires. Due to the private placement of series A preferred stock, the net operating loss carryover of approximately $18 million incurred prior to the private placement is subject to an annual limitation of approximately $1 million until that portion of the net operating loss is utilized or expires. Also, due to a 100% ownership change of RTCI, the acquired net operating loss of approximately $6.5 million incurred prior to the ownership change is subject to an annual limitation of approximately $1.4 million until that portion of the net operating loss is utilized or expires.

INTERNET COMMERCE CORPORATION

Notes to consolidated financial statements


13.      COMMITMENTS AND CONTINGENCIES

         Employment agreements:

         The Company has employment agreements with certain of its officers and key employees which expire on various dates from July 2002 through July 2003. The agreements require aggregate annual payments of $1,165,000 per year. During fiscal 2000, the Company entered into a two-year consulting agreement with a former member of the Company's Board of Directors. The agreement requires payments of $250,000 per year payable in quarterly installments beginning March 15, 2000. At July 31, 2001, the Company accrued the remaining payments to be made under the contract, in the amount of $125,000, as the Company no longer intends to utilize the services of the former board member.

         Profit sharing plan:

         The Company has a Profit Sharing Plan under which an amount equal to 3.5% of the pretax profit of the Company for each fiscal year is set aside for the benefit of such employees as are determined by the Board of Directors. No funding has been provided under this plan through July 31, 2001 as the Company has incurred losses since the inception of the plan.

         Obligations under operating leases:

         The Company has non-cancelable operating lease commitments for office space expiring on various dates through July 2005. Rent expense under these leases was approximately $1,379,000, $362,000 and $207,000 for the years ended July 31, 2001, 2000 and 1999, respectively. Certain leases contain escalation clauses for operating expenses.

         At July 31, 2001, minimum future rental payments due under non-cancelable operating leases are as follows:

                     2002                               $1,288,959
                     2003                                1,317,992
                     2004                                1,348,842
                     2005                                  381,342
                                                        ----------
                                                        $4,337,135
                                                        ==========


         Obligations under capital leases:

         The Company has various non-cancelable capital leases for computers, equipment and software. At July 31, 2001, minimum future lease payments under non-cancelable capital leases were as follows:

                   2002                                             $  377,381
                   2003                                                161,340
                   2004                                                114,586
                   2005                                                 33,186
                                                                    ----------
                                                                       686,493
                   Amount representing imputed interest                103,004
                                                                    ----------
                   Present value of future minimum lease payments      583,489
                   Less current portion                               (328,480)
                                                                    ----------
                   Capital lease obligation - less current portion  $  255,009
                                                                    ==========

INTERNET COMMERCE CORPORATION

Notes to consolidated financial statements


13.      COMMITMENTS AND CONTINGENCIES  (CONTINUED)

         Letters of credit:

         The Company has provided cash collateral for letters of credit in the aggregate amount of $276,635 and $523,863, at July 31, 2001 and 2000, respectively, which serve as security deposits for certain lease agreements. These amounts have been recorded as restricted cash in the Company's consolidated balance sheet.

         Contingency:

         In October 2000, Thomas Lipscomb, a former President and Chief Executive Officer of the Company, commenced an action against Alan Alpern, a former officer of the Company, and against Arthur Medici, a former officer and a current director of the Company, in the Supreme Court of the State of New York, County of New York. In the action, Mr. Lipscomb claims that Messrs. Alpern and Medici tortuously interfered with his employment agreement with the Company. Mr. Lipscomb seeks compensatory damages of $672,000 and punitive damages of $1 million. Both Messrs. Alpern and Medici have requested that the Company indemnify them pursuant to its by-laws, requests that the Company is currently considering. It is the Company's understanding that both Messrs. Alpern and Medici intend to defend the action vigorously. The Company is unable to predict the ultimate outcome of this claim since this action is in its preliminary stage.

         Separation agreement:

         In March 2001, ICC entered into a Separation Agreement with its former President and Chief Executive Officer which requires the Company to pay $437,500, payable in equal monthly installments of $29,167 commencing on May 1, 2000. However, if the Company completes an equity financing that provides net proceeds of at least $5,000,000, the payments are accelerated. As of July 31, 2001, $350,000 was unpaid under this agreement.


14.      CONCENTRATION OF CREDIT RISK

         Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of cash and accounts receivable. The Company places its excess cash in money-market instruments with institutions of high credit-quality. All accounts receivable are unsecured. The Company believes that any credit risk associated with receivables is minimal due to the volume and credit worthiness of its customers. Receivables are stated at estimated net realizable value, which approximates fair value.

         For the year ended July 31, 2001, the Company had one customer that accounted for 10.9% of revenue. No single customer accounted for greater than 10% of revenues for the years ended July 31, 2000 and 1999.

         No single customer accounted for more than 10% of accounts receivable at each of the years ended July 31, 2001 and 2000.

         Revenue by geographic region, based on customer location is as follows:

                                                North
                     Year ended July 31,       America          Europe          Asia           Total
                  -----------------------    ------------    -------------   -----------    ------------

                            2001               $8,665,395      $1,072,860      $ 4,263       $9,742,518

                            2000                1,297,168           2,831        3,442        1,303,441

                            1999                  105,243               -            -          105,243

INTERNET COMMERCE CORPORATION

Notes to consolidated financial statements


15.      BUSINESS SEGMENT INFORMATION

         As a result of the acquisitions of IDC and RTCI, the Company has three operating segments. Prior to these acquisitions the Company had one operating segment. These three operating segments are:

         o ICC.NET service - the Company's global Internet-based value added network or VAN, uses the Internet and proprietary technology to deliver customers' documents and data files to members of their trading communities, many of which may have incompatible systems, by translating the documents and data files into any format required by the receiver.

         o Service Bureau - the service bureau manages and translates the data of small and mid-sized companies that exchange EDI data with large companies and provides various EDI and UPC (universal product code) services. The service bureau also licenses EDI software.

         o Professional Services - this segment facilitates the development and operation of comprehensive business-to-business e-commerce solutions. This segment also conducts a series of product-independent one-day EDI seminars for e-commerce users.

         The table below summarizes information about operations and long-lived assets as of and for the year ended July 31, 2001:


                                                                 Service          Professional
                                            ICC.NET              Bureau           services (A)          Total
                                            -------              ------           ------------          -----

 Year Ended  - July 31, 2001
 Revenues from external customers         $  4,846,691        $  1,462,088        $  3,433,739        $  9,742,518
                                          ============        ============        ============        ============

 Operating loss                           $(10,617,766)       $   (150,167)       $(22,540,627)       $(33,308,560)

 Other income, net                             490,064                --                33,257             523,321

 Income tax benefit                                 --             349,110           1,580,777           1,929,887
                                          ------------        ------------        ------------        ------------
                                          $ (0,127,702)            198,943        $(20,926,593)       $(30,855,352)
                                          ============        ============        ============        ============

Supplemental segment information:
Amortization and depreciation             $    955,367        $    260,605        $  2,477,692        $  3,693,664
Impairment of acquired intangibles                --                  --            16,708,479          16,708,479
Non-cash charges for stock-based
  compensation and services               $    450,110                --          $     40,938        $     91,048

As of July 31, 2001
Property and Equipment, net               $  1,009,626        $     59,948        $    851,088        $  1,920,662

Capitalized software, net                      237,296             188,175                --               425,471
Acquired identified intangibles,
net                                               --                  --             5,917,854           5,917,854

Goodwill, net                                   26,132           2,167,935                --             2,194,067
                                          ------------        ------------        ------------        ------------
Long lived assets, net                    $  1,273,054        $  2,416,058        $  6,768,942        $ 10,458,054
                                          ============        ============        ============        ============

(A) - Subsequent to RTCI's acquisition on November 6, 2000.

INTERNET COMMERCE CORPORATION

Notes to consolidated financial statements



16.        SUPPLEMENTAL NON-CASH DISCLOSURES TO STATEMENT OF CASH FLOWS

         The Company had the following non-cash investing and financing activities:


                                                                                         Year ended July 31,
                                                                              2001              2000              1999
                                                                          -------------     -------------    -------------
 Debt discount in connection with bridge loan                              $      --         $      --         $ 1,816,197

 Issuance of warrants in connection with bridge financing                         --                --             188,182
 Equipment acquired under capital leases                                        44,945           205,634           392,241
 Issuance of common stock for dividends on preferred stock                     422,784              --                --
 Issuance of common stock for purchase of minority interest
    of subsidiary                                                                 --                --             470,384
Conversion of indebtedness into preferred stock                                   --                --           1,952,770
Amounts related to business combinations:
    Fair value of assets acquired, net of cash acquired                     29,085,388              --                --
       Less:
           Liabilities assumed                                               1,902,751              --                --
           Fair value of equity instruments issued                          20,797,639              --                --
           Cash to be distributed to option and warrant holders
               upon exercise                                                   343,456              --                --
           Note receivable and accrued interest                              5,000,000              --                --
           Transaction costs paid in prior period                              369,487              --                --
           Transaction costs accrued                                           650,000              --                --
                                                                          -------------     -------------    -------------
                                                                            29,063,333              --                --
                                                                          -------------     -------------    -------------
   Payment for purchase of acquisitions, net of cash acquired                   22,055              --                --


17.      SUBSEQUENT EVENTS

         Private placement:

         On October 29, 2001, the Company sold 1,159,716 shares of class A common stock and warrants to purchase 347,915 shares of class A common stock for total proceeds of $3,189,219. The warrants are immediately exercisable and have an exercise price of $3.58 per share. The warrants are exercisable for a five year period. The Company may redeem the warrants, at its option, at any time beginning 180 calendar days after the sale if the closing bid price of the class A common stock exceeds 200% of the exercise price for a period of thirty consecutive days. The redemption price is ten cents per warrant. The Company is required to file a registration statement on Form S-3, within 75 days of the closing, covering the resale of these shares of class A common stock, including the shares of class A common stock issuable upon exercise of these warrants.

INTERNET COMMERCE CORPORATION

Notes to consolidated financial statements


18.      QUARTERLY INFORMATION (UNAUDITED)

         The following unaudited quarterly financial information (in thousands, except for per share data) includes, in our opinion, all normal and recurring adjustments necessary to fairly state our consolidated results of operations and related information for the periods presented.

                                                          First             Second             Third            Fourth
                                                         Quarter            Quarter           Quarter           Quarter
                                                      --------------     ------------      ------------      -------------

Fiscal 2001
Revenues, net                                           $  1,316           $  2,582           $  3,041           $  2,804
Total costs and expenses                                  (4,798)            (7,396)            (8,870)           (21,987)
                                                        --------           --------           --------           --------
Operating loss                                            (3,482)            (4,814)            (5,829)           (19,183)
Interest and investment income, net                          202                137                 67                117
Income tax benefit                                          --                 --                1,605                325
                                                        --------           --------           --------           --------
Net loss                                                $ (3,280)          $ (4,677)          $ (4,157)          $(18,741)
                                                        ========           ========           ========           ========
Basic and diluted loss per common share                 $   (.51)          $   (.52)          $   (.45)          $  (2.09)
                                                        ========           ========           ========           ========

Fiscal 2000
Revenues, net                                           $    140           $    203           $    426           $    534
Total costs and expenses                                  (1,918)            (5,546)            (3,496)            (5,504)
                                                        --------           --------           --------           --------
Operating loss                                            (1,778)            (5,343)            (3,070)            (4,970)
Interest and investment income, net                            3                 99                271                302
Income tax benefit                                          --                 --                 --                 --
                                                        --------           --------           --------           --------
Net loss                                                $ (1,775)            (5,244)            (2,799)            (4,668)
                                                        ========           ========           ========           ========
Basic and diluted loss per common share                 $   (.96)          $  (1.73)          $   (.58)          $  (1.22)
                                                        ========           ========           ========           ========

INTERNET COMMERCE CORPORATION

Schedule II.  Valuation and Qualifying Accounts

                                       Balance at        Additions                                           Balance at
                                       Beginning         Charged to       Additions                            End of
                                       of Period          Expense         Acquired         Deductions          Period
                                      -------------     -------------    ------------     --------------    -------------

Year ended July 31, 2001
     Allowance for doubtful accounts   $     74,388     $    261,640     $    23,949      $  (135,955)            224,022
     Allowance on deferred tax asset   $ 22,258,347     $  5,175,064     $         0      $         0        $ 27,433,411

Year ended July 31, 2000
     Allowance for doubtful accounts   $          0     $     88,802     $         0      $   (14,414)       $     74,388
     Allowance on deferred tax asset   $  9,477,727     $ 12,780,620     $         0      $         0        $ 22,258,347

Year ended July 31, 1999
     Allowance for doubtful accounts   $          0     $        102     $         0      $      (102)       $          0
     Allowance on deferred tax asset   $  6,795,135     $  2,682,592     $         0      $         0        $  9,477,727

                                  EXHIBIT INDEX


       Exhibit No.          Description
       -----------          -----------

          2.1 Agreement and Plan of Merger among ICC, ICC Acquisition Corporation, Inc., a wholly-owned subsidiary of ICC, Research Triangle Commerce, Inc., or RTCI, and the selling shareholders of RTCI (12)

          2.2 Agreement and Plan of Merger among ICC, IDC, and the selling shareholders of IDC (13)

          3(i).1    Amended and Restated Certificate of Incorporation (1)

          3(i).2 Certificate of Merger merging Infosafe Systems, Inc. and Internet Commerce Corporation (1)

          3(i).3 Certificate of Amendment to the Amended and Restated Articles of Incorporation (2)

          3(i).4 Certificate of Designations-- Series A Convertible Redeemable Preferred Stock (1)

          3(i).5    Certificate of Designations-- Series S Preferred Stock (1)

          3(i).6    Certificate of Designations-- Series C Preferred Stock (9)

          3(ii).1   By-laws (7)

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

          4.12 Warrant Agreement dated January 12, 2000, by and among ICC and Cable and Wireless USA, Inc. (9)

          4.13 Form of Registration Rights Agreement dated as of October 29, 2001 by and among ICC and the purchasers identified therein (15)

          4.14 Registration Rights Agreement dated as of October 29, 2001, by and between ICC and Amaranth Trading LLC (15)

          4.15 Form of Class A Common Stock Warrant issued in the October 2001 private placement (15)

          10.1      1994 Stock Option Plan (3)

          10.2 Lease Agreement between 805 Third Ave. Co. and ICC relating to the rental of ICC's current principal executive office
                    (5)

          10.3 Lease Agreement, dated as of May 21, 1999, between JB Squared LLC and ICC relating to the rental of approximately 4,000 square feet at the Lakeview Executive Center, 45 Research Way, East Setauket, New York, 11733 (6)

          10.4 Employment Agreement for Anthony D'Angelo dated as of April 16, 2000 (15)

          10.5 Employment Agreement for G. Michael Cassidy dated as of April 16, 2000 (14)

          10.6 Employment Agreement for David Hubbard dated as of April 16, 2000 (14)

          10.7 Employment Agreement for Walter M. Psztur dated as of April 16, 2000 (14)

          10.8 Master Agreement between Cable & Wireless PLC and ICC executed on November 24, 1999 (8)

          10.9 Consulting Agreement, dated as of March 15, 2000, between Michele Golden and ICC (10)

          10.10     Amended and restated stock option plan (11)

          10.11 First Amendment to Lease Agreement, dated as of January, 2000, by and between JB Squared LLC and ICC relating to the rental of an additional approximately 4,800 square feet at the Lakeview Executive Center, 45 Research Way, East Setauket, New York, 11733 (14)

          10.12 First Amendment of Lease Agreement between Madison Third Building Companies LLC and ICC relating to the rental of additional office space at 805 Third Avenue, New York, New York 10022 (14)

          10.13 Lease Agreement, dated as of August 2, 2000, by and between IDC Realty, LLC as landlord and ICC as tenant relating to the rental of an approximately 8,000 square feet facility used by ICC's service bureau division (14)

          10.14 Lease Agreement, dated as of November 1, 1999, by and between Shannon Oaks Partnership as landlord and RTCI as tenant relating to the rental of an approximately 8,000 square feet facility used by ICC's professional services division (15)

          10.15 Joint Services Agreement, between ICC and Hightech International Services GmbH (a wholly-owned subsidiary of ThyssenKrupp Services GmbH) executed on July 28, 2000 (15)

          10.16 Letter agreement dated July 25, 2001 between ICC and Triaton GmbH (f/k/a HighTech International Services, a wholly-owned subsidiary of ThyssenKrupp Services GmbH) amending Joint Services Agreement (15)

          10.17 Subscription Agreement dated as of October 29, 2001 by and between ICC and Amaranth Trading LLC (15)

          10.18 Form of Subscription Agreement dated as of October 29, 2001 by and among ICC and the purchasers identified therein (15)

          23(i)     Consent of Deloitte & Touche LLP (15)

          23(ii)    Consent of Richard A. Eisner LLP (15)

----------------------------

(1) Incorporated by reference to ICC's registration statement on form S-3 (File no. 333-80043)

(2) Incorporated by reference to ICC's annual report on form 10-KSB for the year ended July 31, 1998

(3) Incorporated by reference to ICC's registration statement on form SB-2 (File no. 33-83940)

(4) Incorporated by reference to ICC's report on form 10-QSB dated January 31, 1997

(5) Incorporated by reference to ICC's report on form 10-QSB dated October 31, 1997

(6) Incorporated by reference to amendment no. 3 to ICC's registration statement on form S-3 (File no. 333-80043)

(7) Incorporated by reference to ICC's current report on form 8-K filed with the SEC on July 31, 1999

(8) Incorporated by reference to ICC's current report on form 8-K dated December 1, 1999

(9) Incorporated by reference to amendment no. 1 to ICC's registration statement on form S-3 (File no. 333-93301)

(10) Incorporated by reference to ICC's current report on form 8-K dated March 28, 2000

(11) Incorporated by reference to ICC's proxy statement for the annual meeting of stockholders for the year ended July 31, 1999.

(12) Incorporated by reference to ICC's current report on form 8-K dated June 15, 2000

(13) Incorporated by reference to ICC's current report on form 8-K dated August 11, 2000

(14)      Incorporated by reference to ICC's report on form 10-KSB dated July
          31, 2000

(15)      Filed herewith