Form 10-Q
period 2001-10-31
INTERNET COMMERCE CORP
filed 2001-12-17
CIK 894738

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                  -------------


|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended October 31, 2001

|_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____ to ____


                          Commission File No. 000-24996


                        INTERNET COMMERCE CORPORATION
            (Exact name of registrant as specified in its charter)


          Delaware                                         13-3645702
  ------------------------                           ----------------------
  (State of incorporation)                              (I.R.S. Employer
                                                     Identification Number)


                           805 Third Avenue, 9th Floor
                            New York, New York 10022
          ------------------------------------------------------------
          (Address of principal executive offices, including zip code)


                                 (212) 271-7640
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X|      No |_|

      As of December 14, 2001 the registrant had outstanding 11,021,096 shares of Class A Common Stock.

                               INDEX TO FORM 10-Q


                                                                            PAGE

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated balance sheets as of October 31, 2001
         (unaudited) and July 31, 2001....................................     3

         Consolidated statements of operations and comprehensive
         loss for the three months ended October 31, 2001
         (unaudited) and October 31, 2000 (unaudited) ....................     4

         Consolidated statements of cash flows for the three
         months ended October 31, 2001(unaudited) and October 31,
         2000 (unaudited).................................................     5

         Notes to consolidated financial statements.......................  6-10

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations ............................. 11-15

Item 3   Quantitative and Qualitative Disclosures About Market Risk.......    15


PART II. OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds........................    15

Item 6.  Exhibits and Reports on Form 8-K ................................    15

SIGNATURES................................................................    16

INTERNET COMMERCE CORPORATION

Consolidated Balance Sheets

                                                                          October 31,              July 31,
                                                                             2001                    2001
                                                                         ------------            ------------
                                                                          (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                              $  3,505,845            $  2,223,487
  Marketable securities                                                       423,788                 665,552
  Accounts receivable, net of allowance for doubtful
    accounts of $259,613 and $224,022, respectively                         1,800,777               1,588,242
  Prepaid expenses and other current assets                                   611,040                 401,334
                                                                         ------------            ------------
    Total current assets                                                    6,341,450               4,878,615

Restricted cash                                                               276,635                 276,635
Property and equipment, net                                                 1,711,883               1,920,662
Software development costs, net                                               461,410                 425,471
Goodwill, net                                                               3,904,684               2,194,067
Other intangible assets, net                                                3,824,000               5,917,854
Other assets                                                                   58,649                  60,794
                                                                         ------------            ------------
    Total assets                                                         $ 16,578,711            $ 15,674,098
                                                                         ============            ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                       $    668,469            $    713,670
  Accrued expenses                                                          2,321,325               2,381,788
  Accrued dividends - preferred stock                                         336,335                 273,289
  Deferred revenue                                                            255,734                 306,764
  Capital lease obligation                                                    304,089                 328,480
  Other liabilities                                                           211,908                 228,189
                                                                         ------------            ------------
          Total current liabilities                                         4,097,860               4,232,180

Capital lease obligation - less current portion                               256,111                 255,009
                                                                         ------------            ------------
          Total liabilities                                                 4,353,971               4,487,189
                                                                         ------------            ------------

Commitments and contingencies

Stockholders' Equity:
Preferred stock:
     Preferred stock - 5,000,000 shares authorized,
       including 10,000 shares series A, 10,000 shares
       series C and 175 shares series S:
     Series A preferred stock - par value $.01 per share,
       225 shares issued and outstanding (liquidation
       value of $228,002)                                                           2                       2
     Series C preferred stock - par value $.01 per share,
       44.76 votes per share; 10,000 shares issued and
       outstanding (liquidation value of $10,333,333)                             100                     100
Common stock:
     Class A - par value $.01 per share, 40,000,000 shares
       authorized, one vote per share; 10,957,822 and
       9,770,180 shares issued and outstanding, respectively                  109,578                  97,702
     Class B - par value $.01 per share, 2,000,000 shares
       authorized, six votes per share; 1,930 shares issued
       and outstanding                                                             19                      19
Additional paid-in capital                                                 83,808,747              80,750,153
Accumulated deficit                                                       (71,366,376)            (69,261,320)
Accumulated other comprehensive loss                                         (269,290)               (209,728)
Deferred compensation - restricted stock                                      (58,040)               (190,019)
                                                                         ------------            ------------
          Total stockholders' equity                                       12,224,740              11,186,909
                                                                         ------------            ------------

          Total liabilities and stockholders' equity                     $ 16,578,711            $ 15,674,098
                                                                         ============            ============


                 See notes to consolidated financial statements

INTERNET COMMERCE CORPORATION

Consolidated Statements of Operations and Comprehensive Loss (unaudited)

                                                                                             Three Months Ended
                                                                                                October 31,
                                                                                      -------------------------------
                                                                                          2001                2000
                                                                                      -----------         -----------
Revenues:
     Services                                                                         $ 3,045,927         $ 1,316,385
                                                                                      -----------         -----------
Expenses:
    Cost of services (excluding non-cash compensation of $93,058 in 2002)               2,482,453           1,059,014
    Product development and enhancement                                                   244,742             152,198
    Selling and marketing (excluding non-cash compensation of $16,205 in 2002)            975,556           1,177,917
    General and administrative (excluding non-cash compensation of $22,716 and
      $450,111, respectively)                                                           1,359,824           1,959,362
    Non-cash charges for stock-based compensation and services                            131,979             450,111
                                                                                      -----------         -----------
                                                                                        5,194,554           4,798,602
                                                                                      -----------         -----------

Operating loss                                                                         (2,148,627)         (3,482,217)
                                                                                      -----------         -----------

Other income and expense:
     Interest and investment income                                                        72,585             217,799
     Interest expense                                                                     (29,014)            (15,936)
                                                                                      -----------         -----------
                                                                                           43,571             201,863
                                                                                      -----------         -----------

Net loss                                                                              $(2,105,056)        $(3,280,354)

Dividends on preferred stock                                                              (63,046)           (106,226)
                                                                                      -----------         -----------

Loss attributable to common stockholders                                              $(2,168,102)        $(3,386,580)
                                                                                      ===========         ===========

Basic and diluted loss per common share                                               $      (.22)        $      (.51)
                                                                                      ===========         ===========

Weighted average number of common shares outstanding-- basic and diluted
    loss per share                                                                      9,813,593           6,616,766
                                                                                      ===========         ===========

Comprehensive loss:
-------------------
   Net loss                                                                            (2,105,056)         (3,280,354)
   Other comprehensive loss:
     Unrealized holding loss                                                              (59,562)            (75,430)
                                                                                      -----------         -----------

Comprehensive loss                                                                    $(2,164,618)        $(3,355,784)
                                                                                      ===========         ===========





                    See notes to consolidated financial statements

INTERNET COMMERCE CORPORATION

Consolidated Statements of Cash Flows (unaudited)

                                                                           Three Months Ended October 31,
                                                                        -----------------------------------
                                                                             2001                  2000
                                                                        ------------           ------------
Cash flows from operating activities:
 Net loss                                                               $ (2,105,056)          $ (3,280,354)
 Adjustments to reconcile net loss to net cash
   used in operating activities:
      Depreciation and amortization                                          562,481                201,408
      Allowance for doubtful accounts                                         53,877                     --
      Gain on sale of marketable securities                                  (64,637)                    --
      Non-cash charges for equity instruments issued
        for compensation and services                                        131,979                450,111
      Changes in:
          Accounts receivable                                               (266,412)               129,217
          Prepaid expenses and other assets                                  (65,468)              (131,269)
          Accounts payable                                                   (45,201)              (131,382)
          Accrued expenses                                                  (139,414)               (44,235)
          Deferred revenue                                                   (51,031)              (270,206)
          Other liabilities                                                  (16,281)                14,757
                                                                        ------------           ------------
          Net cash used in operating activities                           (2,005,163)            (3,061,953)
                                                                        ------------           ------------

Cash flows from investing activities:
   Payment for purchase of acquisition, net of cash acquired                      --                293,289
   Capitalization of software development costs                              (95,264)                    --
   Purchases of property and equipment                                        (1,429)              (102,713)
   Purchase of certificate of deposits                                            --                (14,010)
   Proceeds from sales of marketable securities                              246,839                     --
                                                                        ------------           ------------
          Net cash provided by investing activities                          150,146                176,566
                                                                        ------------           ------------

Cash flows from financing activities:
   Proceeds from issuance of common stock and warrants, net                3,189,219                     --
   Proceeds from exercise of employee stock options                           23,249                154,912
   Payments of capital lease obligations                                     (75,093)               (82,244)
                                                                        ------------           ------------
          Net cash provided by financing activities                        3,137,375                 72,668
                                                                        ------------           ------------

Net increase (decrease) in cash and cash equivalents                       1,282,358             (2,812,719)

Cash and cash equivalents, beginning of period                             2,223,487             14,003,329
                                                                        ------------           ------------
Cash and cash equivalents, end of period                                $  3,505,845           $ 11,190,610
                                                                        ============           ============

Supplemental disclosure of cash flow information:
     Cash paid for interest during the period                           $     29,014           $     15,936
     Noncash investing and financing activities:
         Issuance of common stock for services performed                      77,400                     --
         Property acquired under capital lease                                51,804                     --
         Conversion of note to equity of RTCI                                     --              5,063,699
Amounts related to business acquisition:
      Fair value of assets acquired, net of cash acquired                         --              3,684,540
         Less:
              Liabilities assumed                                                 --                479,633
              Fair value of equity instruments issued                             --              3,308,754
              Transactions costs paid in prior period                             --                189,442
                                                                        ------------           ------------
                                                                                  --              3,977,829
                                                                        ------------           ------------
       Payment for purchase of acquisitions, net of cash acquired                 --                293,289



                 See notes to consolidated financial statements

INTERNET COMMERCE CORPORATION

Notes to Financial Statements
October 31, 2001


1.    BASIS OF PRESENTATION

      The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three-month period ended October 31, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2002.

      The balance sheet at July 31, 2001 has been derived from the audited financial statements at that date, but does not include all the footnotes required by GAAP for complete financial statements. For further information, refer to the audited financial statements and footnotes thereto included in Internet Commerce Corporation's (the "Company" or "ICC") Annual Report on Form 10-K for the fiscal year ended July 31, 2001.


2.    ORGANIZATION AND NATURE OF BUSINESS

      The Company was incorporated under the name Infosafe Systems, Inc. in November 1991 in the State of Delaware.

      ICC provides Internet-based services for the electronic commerce business-to-business communication services market. ICC.NET, our global Internet-based value added network, or VAN, provides supply chain connectivity solutions for electronic data interchange, or EDI, and electronic commerce and offers users a vehicle to securely send and receive files of any format and size.

      The ICC.NET system uses the Internet and proprietary technology to deliver customers' documents and data files to members of their trading communities, many of which have incompatible systems, by translating such documents and data files into any format required by the receiver. The ICC.Net system can be accessed using a standard web browser or virtually any other communications protocol.

      The acquisition of Research Triangle Commerce, Inc. ("RTCI") on November 6, 2000, gives the Company the capability to facilitate the development and operations of comprehensive business-to-business electronic commerce solutions. RTCI specializes in electronic commerce solutions involving EDI and EAI (Enterprise Application Integration) by providing mission critical electronic commerce consulting, electronic commerce software, outsourced electronic commerce services and technical resource management.

      Through the acquisition of Intercoastal Data Corporation ("IDC") on August 3, 2000, ICC expanded its capabilities to include an EDI service bureau, which provides EDI services to small and mid-sized companies. These services include the conversion of electronic forms into hard copies and the conversion of hard copies to an EDI format. IDC also provides Universal Product Code, or UPC, services and maintains UPC catalogs for our customers.

      In October 2001, we sold in a private placement 1,159,716 shares of class A common stock and warrants to purchase 347,915 additional shares of class A common stock for gross proceeds of $3,189,219. The warrants expire in October 2006 and are exercisable at $3.58 per share. As of October 31, 2001, we had cash and cash equivalents and marketable securities of $3,930,000. We believe these resources provide us with sufficient liquidity to continue in operation through July 31, 2002. However, if our cost reductions do not achieve sufficient savings, if our expenses increase more than anticipated, if our revenue does not increase as anticipated because of competitive or other reasons or if our accounts receivable increases further as a result of a further lengthening of the collection cycle, our cash resources may not be sufficient and we will require additional financing. There can be no assurances that the terms of any financing will be available or that the terms will be acceptable to us, or that any financing will be consummated.

INTERNET COMMERCE CORPORATION

Notes to Financial Statements
October 31, 2001


3.    SIGNIFICANT ACCOUNTING POLICIES AND PROCEDURES

      Principles of consolidation:

      The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany transactions have been eliminated in consolidation.

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

      The Company also provides a broad range of professional services consisting of EDI and electronic commerce consulting, data mapping services and EDI education and training at seminars hosted by leading universities around the United States. Revenue from EDI and electronic commerce consulting and education and training are recognized when the services are provided. Revenue from data mapping services are recognized when the map has been completed and delivered to the customer. Revenues from fixed fee professional service contracts are recognized using contract accounting based on the estimated percentage of completion.

      The Company also derives revenue from its service bureau. Service bureau revenues are comprised of EDI services, including data translation services, purchase order and invoice processing from EDI-to-print and print-to-EDI, UPC services, including UPC number generation, UPC catalog maintenance and UPC label printing. The service bureau also derives revenue from software licensing and provides software maintenance and support. Revenues from the EDI services and UPC services are recognized when the services are provided. The Company accounts for its EDI software license sales in accordance with the American Institute of Certified Public Accountants' Statement of Position 97-2, "Software Revenue Recognition." Revenues from software licenses are recognized when all of the following conditions are met: (1) a non-cancelable non-contingent license agreement has been signed; (2) the software product has been delivered; (3) there are no material uncertainties regarding customer acceptance; and (4) collection of the resulting receivable is probable. Revenues from software maintenance and support contracts are recognized ratably over the life of the contract. The Company's software license revenues were not significant in any of the periods presented.

      Deferred revenue:

      Deferred revenue is comprised of deferrals for subscription fees, professional services, license fees and maintenance associated with contracts for which amounts have been received in advance of services to be performed or prior to the shipment of software.

      Recent Accounting Pronouncements:

      In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations subsequent to June 30, 2001, be accounted for under the purchase method of accounting. SFAS No.141 also requires that the fair value of an assembled workforce acquired be included in the amount initially recorded as goodwill. The Company reclassified $1,710,617 initially recorded as other intangible assets related to the value of the workforce into goodwill as required by this statement. SFAS No. 142 requires that upon adoption, amortization of goodwill will cease; and instead, the carrying value of goodwill will be evaluated for impairment on at least an annual basis. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001; however, the Company has adopted this standard as of the beginning of its 2002 fiscal year, August 1, 2001. See Note 8 for effects of adoption of this standard. In addition, the Company will need to evaluate goodwill for impairment within six months.

INTERNET COMMERCE CORPORATION

Notes to Financial Statements
October 31, 2001


3.    SIGNIFICANT ACCOUNTING POLICIES AND PROCEDURES (continued)

      In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The provisions of SFAS No. 144 are effective for fiscal years beginning after December 15, 2001. The Company is required to adopt SFAS No. 144 by the first quarter of fiscal 2003. The Company is currently evaluating the potential impact of SFAS No. 144 on its results of operations and financial position.


4.    PRIVATE PLACEMENT OF COMMON STOCK

      On October 29, 2001, the Company sold 1,159,716 shares of class A common stock and warrants to purchase 347,915 shares of class A common stock for gross proceeds of $3,189,219. The warrants are immediately exercisable and have an exercise price of $3.58 per share. The warrants are exercisable for a five-year period. The Company may redeem the warrants, at its option, at any time beginning 180 calendar days after the sale if the closing bid price of the class A common stock exceeds 200% of the exercise price for a period of 30 consecutive trading days. The redemption price is ten cents per warrant. The Company is required to file a registration statement on Form S-3, within 75 days of the sale, covering the resale of these shares of class A common stock, including the shares of class A common stock issuable upon exercise of these warrants.

      In connection with the private placement the Company incurred fees of $152,111. Of such fees, $35,000 will be paid in cash and $117,511 will be paid by issuing warrants to purchase 50,000 shares of class A common stock. The warrants will have substantially the same terms and conditions as the warrants issued in the private placement.


5.    CONTINGENCY

      In October 2000, Thomas Lipscomb, a former President and Chief Executive Officer of the Company, commenced an action against Alan Alpern, a former officer of the Company, and against Arthur Medici, a former officer and a current director of the Company, in the Supreme Court of the State of New York, County of New York. In the action, Mr. Lipscomb claims that Messrs. Alpern and Medici tortuously interfered with his employment agreement with the Company. Mr. Lipscomb seeks compensatory damages of $672,000 and punitive damages of $1 million. Both Messrs. Alpern and Medici have requested that the Company indemnify them pursuant to its by-laws. The Company is currently considering such requests. It is the Company's understanding that both Messrs. Alpern and Medici intend to defend the action vigorously. The Company is unable to predict the ultimate outcome of this claim since this action is in its preliminary stage.

      Subsequently, by Demand for Arbitration dated November 30, 2001, Mr. Lipscomb commenced an arbitration against the Company arising out of the same alleged breach of his employment agreement that formed the underlying basis for his suit against Messrs. Alpern and Medici. In the arbitration, Mr. Lipscomb seeks recovery of $751,000 before interest, costs and attorneys' fees. The Company intends to defend the arbitration vigorously and is unable to predict the ultimate outcome of this claim.


6.    CONCENTRATION OF CREDIT RISK

      For the quarter ended October 31, 2001, no single customer accounted for more than 10% of revenue. One customer accounted for 19% of revenue for the quarter ended October 31, 2000.

      No single customer accounted for more than 10% of accounts receivable as of October 31, 2001 and 2000.

INTERNET COMMERCE CORPORATION

Notes to Financial Statements
October 31, 2001


7.    BUSINESS SEGMENT INFORMATION

      The Company has three operating segments. These three operating segments are:

      ICC.NET service - Our ICC.NET service, the company's global Internet-based value added network, or VAN, uses the Internet and our proprietary technology to deliver our customers' documents and data files to members of their trading communities, many of which may have incompatible systems, by translating the documents and data files into any format required by the receiver.

      Service Bureau - Our service bureau manages and translates the data of small and mid-sized companies that exchange EDI data with large companies and provides various EDI and UPC (universal product code) services. Our services bureau also licenses EDI software.

      Professional Services - Our professional services segment provides comprehensive business-to-business electronic commerce solutions including electronic commerce infrastructure solutions and data mapping services. Our professional services segment also conducts a series of product-independent one-day EDI seminars for electronic commerce users.

      The table below summarizes information about operations and long-lived assets as of and for the three months ended October 31, 2001 and 2000.

                                                                                  Service         Professional
                                                                ICC.NET            Bureau          services(A)         Total
                                                              -----------       -----------       ------------      -----------
      Three Months - October 31, 2001
      Revenues from external customers                        $ 1,567,750       $   419,588         1,058,589         3,045,927
                                                              ===========       ===========       ===========       ===========

      Operating loss                                           (1,202,061)          (14,094)         (932,472)       (2,148,627)
      Other income, net                                            67,312                --           (23,741)           43,571
                                                              -----------       -----------       -----------       -----------
                                                               (1,134,749)      $   (14,094)         (956,213)       (2,105,056)
                                                              ===========       ===========       ===========       ===========

      Supplemental segment information:
           Amortization and depreciation                      $   204,633       $    21,315       $   336,533       $   562,481
           Non-cash charges for stock-based compensation               --                --           131,979           131,979

      As of October 31, 2001
      Property and equipment, net                             $   917,680       $    59,122       $   735,081         1,711,883
      Software development costs, net                             177,972           283,438                --           461,410
      Goodwill, net                                                    --         2,194,067         1,710,617         3,904,684
      Other intangible assets, net                                     --                --         3,824,000         3,824,000
                                                              -----------       -----------       -----------       -----------
      Long lived assets, net                                  $ 1,095,652       $ 2,536,627       $ 6,269,698       $ 9,901,977
                                                              ===========       ===========       ===========       ===========

INTERNET COMMERCE CORPORATION

Notes to Financial Statements
October 31, 2001


7.    BUSINESS SEGMENT INFORMATION (CONTINUED)

                                                                                  Service       Professional
                                                                ICC.NET            Bureau        services(A)       Total
                                                              -----------       -----------     ------------    -----------
      Three Months - October 31, 2000
      Revenues from external customers                         $   905,160       $   411,225       $    --        1,316,385
                                                               ===========       ===========       =======      ===========

      Operating loss                                            (3,441,045)          (41,172)           --       (3,482,217)
      Other income, net                                            201,863                --            --          201,863
                                                               -----------       -----------       -------      -----------
                                                               $(3,239,182)      $   (41,172)      $    --      $(3,280,354)
                                                               ===========       ===========       =======      ===========

      Supplemental segment
      information:
           Amortization and depreciation                       $   140,576       $    60,832       $    --      $   201,408
           Non-cash charges for stock-based compensation           450,111                --            --          450,111

      As of October 31, 2000
      Property and equipment, net                                  986,448            79,931            --        1,066,379
      Software development costs, net                              415,268                --            --          415,268
      Goodwill, net                                                143,728         2,372,466            --        2,516,194
                                                               -----------       -----------       -------      -----------
      Long lived assets, net                                   $ 1,545,444       $ 2,452,397       $    --      $ 3,997,841
                                                               ===========       ===========       =======      ===========

      (A) - The Company's professional services segment was acquired on November 6, 2000.


8.    GOODWILL - EFFECT OF ADOPTION OF SFAS 142

      The following table reports what net loss and loss per basic and diluted share would have been in all periods presented exclusive of goodwill amortization expense recognized in those periods.

                                                        Three Months Ended
                                                            October 31
                                                   ----------------------------
                                                       2001            2000
                                                   -----------      -----------
Reported net loss                                  $(2,105,056)     $(3,280,354)
Add back:  Goodwill amortization                            --          100,031
                                                   -----------      -----------
Adjusted net loss                                  $(2,105,056)      (3,180,323)
                                                   ===========      ===========

Reported basic and diluted loss per common share   $      (.22)     $      (.51)
Add back:  Goodwill amortization                            --              .01
                                                   -----------      -----------
Adjusted basic and diluted loss per share          $      (.22)     $      (.50)
                                                   ===========      ===========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      This Quarterly Report on Form 10-Q contains a number of "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Specifically, all statements other than statements of historical facts included in this Quarterly Report regarding our financial position, business strategy and plans and objectives of management for future operations are forward-looking statements. These forward-looking statements are based on the beliefs of management, as well as assumptions made by and information currently available to management. When used in this report, the words "anticipate," "believe," "estimate," "expect," "may," "will," "continue" and "intend," and words or phrases of similar import, as they relate to our financial position, business strategy and plans, or objectives of management, are intended to identify forward-looking statements. These "cautionary statements" reflect our current view with respect to future events and are subject to risks, uncertainties and assumptions related to various factors including, without limitation, those listed below the heading "Overview" and in our registration statements and periodic reports filed with the Securities and Exchange Commission under the Securities Act and the Exchange Act.

      Although we believe that our expectations are reasonable, we cannot assure you that our expectations will prove to be correct. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described in this quarterly report as anticipated, believed, estimated, expected or intended.

Overview

      We  are  a  leader  in  the   electronic   commerce   business-to-business
communication services market that provides complete electronic commerce infrastructure solutions. Our business operates in three segments: our ICC.Net service, our professional services and our service bureau.

      Our ICC.NET service, the Company's global Internet-based value added network, or VAN, uses the Internet and our proprietary technology to deliver our customers' documents and data files to members of their trading communities, many of which may have incompatible systems, by translating the documents and data files into any format required by the receiver. We believe that our ICC.NET service has significant advantages over traditional VANs, and email-based and other Internet-based systems, because our service has a lower cost, greater transmission speed and more features, including authentication and audit services. Our professional services segment facilitates the development and operations of comprehensive business-to-business electronic commerce solutions. Our service bureau manages and translates the data of small and mid-sized companies that exchange EDI data with large companies.

      Through July 2000, our business was entirely focused on our ICC.NET service. During fiscal 2001, we made two acquisitions that enable us to offer a more complete range of services and allow our customers to expand their electronic commerce trading communities and bridge their legacy systems to the Internet.

      In August 2000, we acquired IDC through which we acquired our service bureau. IDC is engaged in the development, marketing, sale and other exploitation of business-to-business EDI standards-based applications for standard-based EDI exchange over VANs, private networks, exchanges, extranets and the Internet.

      In November 2000, we completed the acquisition of RTCI, through which we acquired our professional services segment. RTCI is an electronic commerce infrastructure solutions company serving the business-to-business electronic commerce market. RTCI helps its clients conduct business electronically through a continuum of services including eConsulting, data transformation mapping (EDI, EAI, XML) and internetworking. RTCI has developed a business model that offers remote service delivery, fixed and value-based pricing and reusable solutions. Subsequent to the acquisition, due to a reduction of the workforce of RTCI, a steep decline in value of companies similar to RTCI, continued operating losses and a significant reduction in the forecasted future operating profits of our professional services segment, management determined that triggering events had occurred related to certain intangible assets. Projected cash flow analysis related to those assets determined that the assets had been impaired. These intangible assets were written down to fair value based on the related discounted expected future cash flows in fiscal year 2001.

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

      We also provides a broad range of professional services consisting of EDI and electronic commerce consulting, data mapping services and EDI education and training at seminars hosted by leading universities around the United States. Revenue from EDI and e-commerce consulting and education and training are recognized when the services are provided. Revenue from data mapping services are recognized when the map has been completed and delivered to the customer. Revenues from fixed fee professional service contracts are recognized using contract accounting based on the estimated percentage of completion.

      We also derive revenue from our service bureau. Our service bureau revenues are comprised of EDI services, including data translation services, purchase order and invoice processing from EDI-to-print and print-to- EDI, UPC services, including UPC number generation and UPC catalog maintenance and UPC label printing. Our service bureau also derives revenue from software licensing and provides software maintenance and support. Revenues from our EDI services and UPC services are recognized when the services are provided. Revenues from software licenses are recognized when all of the following conditions are met:
(1) a non-cancelable non-contingent license agreement has been signed; (2) the software product has been delivered; (3) there are no material uncertainties regarding customer acceptance; and (4) collection of the resulting receivable is probable. Revenues from software maintenance and support contracts are recognized ratably over the life of the contract. Our software license revenues were not significant in any of the periods presented.

      Deferred  revenue  is  comprised  of  deferrals  for  subscription   fees,
professional services, license fees and maintenance associated with contracts for which amounts have been received in advance of services to be performed or prior to the shipment of software.

Results of Operations and Financial Condition

Three Months Ended October 31, 2001 Compared with Three Months Ended October 31, 2000.

      Our revenue was $3,046,000 in the quarter ended October 31, 2001 ("2002 Quarter") and $1,316,000 in the quarter ended October 31, 2000 ("2001 Quarter"). Revenue related to our ICC.NET service was $1,568,000, or 51% of the 2002
Quarter revenue. Our ICC.NET service revenue increased $663,000 in the 2002 Quarter compared to the 2001 Quarter. The 2001 Quarter includes $250,000 of fees from Triaton GmbH, a subsidiary of ThyssenKrupp Information Services GmbH, under a Joint Services Agreement dated July 28, 2000. No such fees were recognized in the 2002 Quarter. Transaction fees from our ICC.NET service increased $815,000 as a result of a larger billable customer base and increased volume usage from additional customers. Revenue in the amount of $420,000, or 13% of the 2002 Quarter revenue, was generated from our service bureau compared to $411,000 in the 2001 Quarter. The service bureau's revenue was primarily generated from the services performed, customer support and licensing fees. Professional services, acquired in November 2000, accounted for $1,059,000, or approximately 35% of the 2002 Quarter revenue. Revenue generated from professional services consists of consulting, custom solutions and mapping services.

      Cost of services increased to $2,482,000 in the 2002 Quarter from $1,059,000 in the 2001 Quarter. Cost of services relating to our ICC.NET service was $934,000, or 60% of revenue derived from the service in the 2002 Quarter, versus $899,000, or 99% of revenue in the 2001 Quarter. Salaries and employee benefits related to the ICC.NET service increased $149,000. Data lines and support increased $37,000, depreciation and amortization decreased $26,000 and consulting fees decreased $88,000 in the 2002 Quarter from the 2001 Quarter. We anticipate that our ICC.NET cost of services will continue to decline as a percentage of revenue in future periods due to increased utilization of our existing communications infrastructure as we expect the use of our service to increase. Cost of services relating to our service bureau totaled $236,000, or 56% of revenue derived from the service bureau in the 2002 Quarter compared to $160,000, or 39% of revenue derived from the service bureau in the 2001 Quarter. Consulting fees increased $40,000 and salaries and employee benefits relating to our service bureau increased $36,000. Cost of services relating to professional services were $1,311,000, or 124% of revenue derived from professional services in the 2002 Quarter. Salaries and employee benefits relating to our professional services were $496,000 and consulting fees were $235,000 in the 2002 Quarter. Other cost of services relating to our professional services included amortization of acquired intangibles relating to proprietary technology in the amount of $238,000.

      Product development and enhancement costs related to the maintenance and improvement of our products and services increased to $245,000 in the 2002 Quarter from $152,000 in the 2001 Quarter. Product and development and enhancement costs related to our ICC.NET service were $199,000 in the 2002 Quarter compared to $58,000 in the 2001 Quarter. Consulting fees related to our ICC.NET service decreased $30,000 and salaries and employee benefits increased $200,000. Product development and enhancement costs incurred by our service bureau were $45,000 in the 2002 Quarter versus $95,000 in the 2001 Quarter. The decrease was primarily attributable to a decrease in salaries and employee benefits of $22,000 and a decrease in consulting fees of $31,000.

      Selling and marketing expenses decreased to $976,000 in the 2002 Quarter from $1,178,000 in the 2001 Quarter. Selling and marketing expenses related to our ICC.NET service were $725,000 in the 2002 Quarter compared to $1,154,000 in the 2001 Quarter. Salaries and employee benefits related to our ICC.NET service decreased $177,000, consulting fees decreased $86,000, travel, meals and entertainment decreased $83,000 and advertising decreased $38,000. Selling and marketing expenses related to our service bureau were $29,000 in the 2002 Quarter compared to $24,000 in the 2001 Quarter. Selling and marketing expenses related to professional services were $221,000 in the 2002 Quarter, which were comprised primarily of salaries and related expenses of $183,000.

      General and administrative costs decreased to $1,360,000 in the 2002 Quarter from $1,959,000 in the 2001 Quarter. General and administrative expenses supporting our ICC.NET service decreased to $912,000 in the 2002 Quarter from $1,785,000 in the 2001 Quarter. Salaries and related employee benefits decreased $557,000 primarily due to a decrease in personnel. Legal and professional fees decreased $230,000, consulting fees decreased $114,000, recruiting fees decreased $87,000 and insurance increased $39,000. General and administrative expenses supporting our service bureau were $123,000 in the 2002 Quarter compared to $174,000 in the 2001 Quarter. General and administrative expenses supporting our professional services in the 2002 Quarter accounted for $325,000, which was comprised primarily of salaries and employee benefits of $177,000, communication expenses of $30,000, facility charges of $25,000 and legal and professional services of $22,000.

      Non-cash charges for compensation and services decreased to $132,000 in the 2002 Quarter from $450,000 in the 2001 Quarter. In the 2002 Quarter, we recognized $132,000 of stock-based compensation expenses related to assumed unvested restricted shares issued to RTCI employees in connection with our acquisition of RTCI. In March 2000, ICC granted an option to purchase 100,000 shares of class A common stock pursuant to a consulting agreement with a former executive officer and board member. Non-cash charges for this option amounted to $450,000 in the 2001 Quarter.

      Interest and investment income decreased to $73,000 in the 2002 Quarter from $218,000 in the 2001 Quarter. The decrease was due to lower average cash balances in the 2002 Quarter compared to the 2001 Quarter.

Liquidity and Capital Resources

      Current assets increased to $6,341,000 as of October 31, 2001 from $4,879,000 as of July 31, 2001. The increase was primarily due to an increase in cash and cash equivalents of $1,282,000, a decrease in marketable securities of $242,000, an increase in accounts receivable of $213,000 and an increase in prepaid and other assets of $210,000. The increase in cash and cash equivalents was principally due to gross proceeds of $3,189,000 received from an October 2001 private placement and sales of marketable securities of $247,000 offset by net cash used in operating activities of $2,005,000. The increase in accounts receivable is due to increased business activity and a slower than average collection cycle during the three months ended October 31, 2001. The increase in prepaid expenses and other current assets is primarily attributable to a receivable due from a former employee that will be paid in January 2002 upon the transfer of 23,684 shares of class A common stock held by that individual to the Company.

      Total liabilities decreased to $4,354,000 as of October 31, 2001 from $4,487,000 as of July 31, 2001.

      At October 31, 2001, working capital increased to $2,244,000 from $646,000 at July 31, 2001. The increase was the result of proceeds from the October 2001 private placement offset by continuing operating losses.

      We have financed our operations through private placements during fiscal 1994, our initial public offering during fiscal 1995 (the "IPO"), a private placement in March 1997, a private placement of bridge note units during fiscal 1998 and 1999, a private placement of series A preferred stock in April 1999, private placements of our class A common stock, series C preferred stock and warrants in November 1999 and a private placement of our class A common stock and warrants in October 2001. We anticipate losses through fiscal 2002 as we continue to expand the commercial markets for our ICC.NET service and service bureau.

      Our principal sources of liquidity, which consisted of cash and cash equivalents and marketable securities, increased to $3,930,000 as of October 31, 2001 from $2,889,000 as of July 31, 2001. Net cash used in operating activities was $2,005,000 for the 2002 Quarter compared to $3,062,000 for the 2001 Quarter. The decrease in cash used in operating activities was primarily the result of the decreased operating losses. Cash flows from investing activities were $150,000 in the 2002 Quarter compared to $177,000 provided by the 2001 Quarter. The decrease in cash flows from investing activities was primarily due to the proceeds from the sale of marketable securities of $247,000 offset by additions to software development costs of $95,000 in the 2002 Quarter and in the 2001 Quarter we received net cash of $293,000 for the acquisition of IDC offset by the purchase of $103,000 of property and equipment. Net cash provided by financing activities was $3,137,000 in the 2002 Quarter compared to $73,000 provided by financing activities in the 2001 Quarter. The cash provided by financing activities in the 2002 quarter was primarily the result of proceeds from the October 2001 private placement described below. No such transactions occurred in the 2001 Quarter.

      In October 2001, we sold in a private placement 1,159,716 shares of class A common stock and warrants to purchase 347,915 additional shares of class A common stock for gross proceeds of $3,189,219. The warrants expire in October 2006 and are exercisable at $3.58 per share, subject to adjustment pursuant to customary antidilution adjustments for stock splits, dividends and combinations. In connection with the private placement the Company incurred fees of $152,111. Of such fees, $35,000 will be paid in cash and $117,511 will paid by issuing warrants to purchase 50,000 shares of class A common stock. The warrants will have substantially the same terms and conditions as the warrants issued in the private placement.

      As of October 31, 2001, we had cash and cash equivalents and marketable securities of $3,930,000. We believe these resources provide us with sufficient liquidity to continue in operation through July 31, 2002. However, if our cost reductions do not achieve sufficient savings, if our expenses increase more than anticipated, if our revenue does not increase as anticipated because of competitive or other reasons or if our accounts receivable increases further as a result of a further lengthening of the collection cycle, our cash resources may not be sufficient and we will require additional financing. There can be no assurances that the terms of any financing will be available or that the terms will be acceptable to us, or that any financing will be consummated.

      We have a net operating loss carryforward of approximately $72 million to offset future taxable income for federal income tax purposes. The utilization of the loss carryforward to reduce any such future income taxes will depend on our ability to generate sufficient taxable income prior to the expiration of the net operating loss carryforwards. The carryforward expires from 2007 to 2021. The Internal Revenue Code of 1986, as amended, and the regulations promulgated thereunder contain provisions which limit the use of available net operating loss carryforwards in any given year should significant changes (greater than 50%) in ownership interests occur. Due to the IPO, the net operating loss carryover of approximately $1.9 million incurred prior to the IPO is subject to an annual limitation of approximately $400,000 until that portion of the net operating loss is utilized or expires. Due to the private placement of series A preferred stock in April 1999, the net operating loss carryover of approximately $18 million incurred prior to the private placement is subject to an annual limitation of approximately $1 million until that portion of the net operating loss is utilized or expires. Also, due to a 100% ownership change of RTCI, the acquired net operating loss of approximately $6.5 million incurred prior to the ownership change is subject to an annual limitation of approximately $1.4 million until that portion of the net operating loss is utilized or expires.

      In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations subsequent to June 30, 2001, be accounted for under the purchase method of accounting. SFAS No.141 also requires that the fair value of an assembled workforce acquired be included in the amount initially recorded as goodwill. The Company reclassified $1,710,617 initially recorded as other intangible assets related to the value of the workforce into goodwill as required by this statement. SFAS No. 142 requires that upon adoption, amortization of goodwill will cease; and instead, the carrying value of goodwill will be evaluated for impairment on at least an annual basis. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001; however, the Company has adopted this standard as of the beginning of its 2002 fiscal year, August 1, 2001. The adoption of this standard resulted in a reduction of amortization expense in the amount of $136,484 during the three months ended October 31, 2001, as compared to the fourth quarter of fiscal 2001, due to the suspension of goodwill amortization. In addition, the Company will need to evaluate goodwill for impairment within six months.

      In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The provisions of SFAS No. 144 are effective for fiscal years beginning after December 15, 2001. The Company is required to adopt SFAS No. 144 by the first quarter of fiscal 2003. The Company is currently evaluating the potential impact of SFAS No. 144 on its results of operations and financial position.

Item 3:     Quantitative and Qualitative Disclosures About Market Risk

      During the first quarter ended October 31, 2001, there were no significant changes related to the Company's market risk exposure.


PART II.    OTHER INFORMATION

Item 2:     Changes in Securities and Use of Proceeds

      On October 29, 2001, the Company sold 1,159,716 shares of class A common stock and warrants to purchase 347,915 shares of class A common stock for gross proceeds of $3,189,219. The warrants are immediately exercisable and have an exercise price of $3.58 per share. The warrants are exercisable for a five year period. The Company may redeem the warrants, at its option, at any time beginning 180 calendar days after the sale if the closing bid price of the class A common stock exceeds 200% of the exercise price for a period of thirty consecutive trading days. The redemption price is ten cents per warrant. We intend to use the proceeds from this private placement to fund operations. The securities described in this section were issued by ICC in a transaction not involving a public offering, to investors that made representations that they were "accredited" investors who were purchasing the securities with investment intent and not with an intent to distribute the securities. The issuance of the securities was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

Item 6:     Exhibits and Reports on Form 8-K

(a)         Exhibits.
            --------

            None.


(b)         Reports on Form 8-K
            --------------------

            On September 24, 2001, we filed a Current Report on Form 8-K to report the resignation of a director of the Company.

                                   SIGNATURES


      In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


INTERNET COMMERCE CORPORATION
-----------------------------
(Registrant)



Date: December 17, 2001        By: /s/ Walter M. Psztur
                                   --------------------------------------------
                                   Walter M. Psztur
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)