Form 10-Q
period 2002-01-31
INTERNET COMMERCE CORP
filed 2002-03-04
CIK 894738

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                  -------------


|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended January 31, 2002


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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      As of February 28, 2002 the registrant had outstanding 11,144,288 shares of Class A Common Stock.

                          INTERNET COMMERCE CORPORATION

                               INDEX TO FORM 10-Q

                                                                            PAGE
                                                                            ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Consolidated balance sheets as of January 31, 2002 (unaudited)
      and July 31, 2001..................................................     3

Consolidated statements of operations and comprehensive loss for the three and six months ended January 31, 2002
      (unaudited) and January 31, 2001 (unaudited).......................     4

Consolidated statements of cash flows for the six months
      ended January 31, 2002 (unaudited) and January 31, 2001
      (unaudited)........................................................     5

Notes to consolidated financial statements...............................  6-12

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations........................................ 13-18

Item 3. Quantitative and Qualitative Disclosures About
        Market Risk......................................................    18


PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.............    19

Item 6.  Exhibits and Reports on Form 8-K ...............................    19

SIGNATURES...............................................................    20


INTERNET COMMERCE CORPORATION

Consolidated Balance Sheets

                                                               January 31,      July 31,
                                                                  2002            2001
                                                             -------------   ------------
                                                              (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                  $  1,959,906    $  2,223,487
  Marketable securities                                           446,212         665,552
  Accounts receivable, net of allowance for doubtful
    accounts of $250,887 and $224,022, respectively             1,485,119       1,588,242
  Prepaid expenses and other current assets                       524,646         401,334
                                                             ------------    ------------
    Total current assets                                        4,415,883       4,878,615

Restricted cash                                                   204,107         276,635
Property and equipment, net                                     1,492,688       1,920,662
Software development costs, net                                   441,556         425,471
Goodwill, net                                                   3,904,684       2,194,067
Other intangible assets, net                                    3,585,000       5,917,854
Other assets                                                      125,004          60,794
                                                             ------------    ------------
    Total assets                                             $ 14,168,922    $ 15,674,098
                                                             ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                           $    559,892    $    713,670
  Accrued expenses                                              1,885,551       2,381,788
  Accrued dividends - preferred stock                              38,827         273,289
  Deferred revenue                                                202,420         306,764
  Capital lease obligation                                        257,320         328,480
  Other liabilities                                               204,274         228,189
                                                             ------------    ------------
     Total current liabilities                                  3,148,284       4,232,180

Capital lease obligation - less current portion                   217,835         255,009
                                                             ------------    ------------
     Total liabilities                                          3,366,119       4,487,189
                                                             ------------    ------------

Commitments and contingencies

Stockholders' Equity:
Preferred stock:
  Preferred stock - 5,000,000 shares authorized, including
    10,000 shares of series A, 10,000 shares of series C
    and 175 shares of series S:
  Series A preferred stock - par value $.01 per share, 175
    and 225 shares issued and outstanding, respectively
    (liquidation value of $179,947)                                     2               2
  Series C preferred stock - par value $.01 per share,
    44.76 votes per share; 10,000 shares issued and
    outstanding (liquidation value of $10,033,880)                    100             100
Common stock:
  Class A - par value $.01 per share, 40,000,000 shares
    authorized, one vote per share; 11,144,288 and
    9,770,180 shares issued and outstanding, respectively         111,443          97,702
  Class B - par value $.01 per share, 2,000,000 shares
    authorized, six votes per share; 1,930 shares issued
    and outstanding in 2001                                          --                19
Additional paid-in capital                                     84,326,480      80,750,153
Accumulated deficit                                           (73,388,356)    (69,261,320)
Accumulated other comprehensive loss                             (246,866)       (209,728)
Deferred compensation - restricted stock                             --          (190,019)
                                                             ------------    ------------
     Total stockholders' equity                                10,802,803      11,186,909
                                                             ------------    ------------

     Total liabilities and stockholders' equity              $ 14,168,922    $ 15,674,098
                                                             ============    ============


                 See notes to consolidated financial statements.


INTERNET COMMERCE CORPORATION

Consolidated Statements of Operations and Comprehensive Loss (unaudited)

                                                                    Three Months Ended               Six Months Ended
                                                                        January 31,                    January 31,
                                                                ----------------------------    ----------------------------
                                                                   2002             2001            2002           2001
                                                                ------------    ------------    ------------    ------------
Revenue:
  Services                                                      $  2,689,599    $  2,582,385    $  5,735,526    $  3,898,770
                                                                ------------    ------------    ------------    ------------

Expenses:
  Cost of services (excluding non-cash compensation of
       $40,371 and $133,429 for the three months and
       six months ended January 31, 2002, respectively)            2,146,638       2,521,194       4,629,091       3,580,209
  Product development and enhancement                                254,588         285,445         499,330         437,642
  Selling and marketing (excluding non-cash compensation of
       $6,904 and $23,109 for the three months and six months
       ended January 31, 2002, respectively)                         924,717       1,526,128       1,900,273       2,704,046
  General and administrative (excluding non-cash compensation of $10,765 and $33,481 for the three and six months
       ended January 31, 2002, respectively, and $450,110 for
       the six months ended January 31, 2001)                      1,294,456       3,062,939       2,654,280       5,022,301
  Non-cash charges for stock-based compensation and services          58,040            --           190,019         450,110
                                                                ------------    ------------    ------------    ------------

                                                                   4,678,439       7,395,706       9,872,993      12,194,308
                                                                ------------    ------------    ------------    ------------

Operating loss                                                    (1,988,840)     (4,813,321)     (4,137,467)     (8,295,538)
                                                                ------------    ------------    ------------    ------------

Interest and investment income                                         4,345         159,230          76,930         377,029
Interest expense                                                     (25,965)        (22,710)        (54,979)        (38,647)
Other income (loss)                                                  (11,520)           --           (11,520)           --
                                                                ------------    ------------    ------------    ------------

                                                                     (33,140)        136,520          10,431         338,382
                                                                ------------    ------------    ------------    ------------

Net loss                                                        $ (2,021,980)   $ (4,676,801)   $ (4,127,036)   $ (7,957,156)
                                                                ============    ============    ============    ============

Dividends on preferred stock                                        (102,492)       (106,083)       (165,538)       (212,309)
                                                                ------------    ------------    ------------    ------------

Loss attributable to common stockholders                        $ (2,124,472)   $ (4,782,884)   $ (4,292,574)   $ (8,169,465)
                                                                ============    ============    ============    ============

Basic and diluted loss per common share                         $      (0.19)   $      (0.52)   $      (0.41)   $      (1.03)
                                                                ============    ============    ============    ============

Weighted average number of common shares outstanding--

   basic and diluted loss per share                               11,005,793       9,262,204      10,407,658       7,946,713
                                                                ============    ============    ============    ============

COMPREHENSIVE LOSS:
------------------
Net loss                                                        $ (2,021,980)   $ (4,676,801)   $ (4,127,036)   $ (7,957,156)
Other comprehensive (loss) income:
   Unrealized (losses) gains                                          22,424          56,942         (37,138)        (18,488)
                                                                ------------    ------------    ------------    ------------

Comprehensive loss                                              $ (1,999,556)   $ (4,619,859)   $ (4,164,174)   $ (7,975,644)
                                                                ============    ============    ============    ============


                 See notes to consolidated financial statements.

INTERNET COMMERCE CORPORATION

Consolidated Statements of Cash Flows (unaudited)

                                                              Six Months Ended January 31,
                                                            ------------------------------
                                                                2002             2001
                                                            ------------    --------------
Cash flows from operating activities:
 Net loss                                                   $ (4,127,036)   $ (7,957,156)
 Adjustments to reconcile net loss to net
 cash used in operating activities:
    Depreciation and amortization                              1,113,424       1,241,099
    Allowance for doubtful accounts                              126,884            --
    Gain on sale of marketable securities                        (64,637)           --
    Non-cash charges for equity instruments
      issued for compensation and services                       190,019         450,110
    Changes in:
      Accounts receivable                                        (23,761)       (369,291)
      Prepaid expenses and other assets                         (128,180)        (38,908)
      Accounts payable                                          (153,778)       (311,204)
      Accrued expenses                                          (438,111)            (43)
      Deferred revenue                                          (104,344)       (341,502)
      Other liabilities                                          (23,915)         41,234
                                                            ------------    ------------

      Net cash used in operating activities                   (3,633,435)     (7,285,661)
                                                            ------------    ------------

Cash flows from investing activities:
   Payment for purchase of acquisition, net of
     cash acquired                                                  --           (22,055)
   Capitalization of software development costs                 (134,733)           --
   Purchases of property and equipment                           (36,998)        (50,125)
   Purchase of certificate of deposits                              --           (18,162)
   Proceeds from maturity of certificate of deposits              72,528            --
   Proceeds from sales of marketable securities                  246,839            --
                                                            ------------    ------------

      Net cash provided by (used in) investing activities        147,636         (90,342)
                                                            ------------    ------------

Cash flows from financing activities:
   Proceeds from issuance of common stock and warrants,
     net                                                       3,107,269            --
   Proceeds from exercise of employee stock options              215,312         196,265
   Proceeds from exercise of warrants                             59,775            --
   Payments of capital lease obligations                        (160,138)       (150,404)
                                                            ------------    ------------

      Net cash provided by financing activities                3,222,218          45,861
                                                            ------------    ------------

Net (decrease) in cash and cash equivalents                     (263,581)     (7,330,142)

Cash and cash equivalents, beginning of period                 2,223,487      14,003,329
                                                            ------------    ------------

Cash and cash equivalents, end of period                    $  1,959,906       6,673,187
                                                            ============    ============

Supplemental disclosure of cash flow information:
  Cash paid for interest during the period                  $     54,979          14,084
  Noncash investing and financing activities:
    Issuance of common stock for services performed               77,400            --
    Issuance of common stock for dividends on preferred
      stock                                                      400,000            --
    Property acquired under capital lease                         51,804            --
Amounts related to business acquisition:
  Fair value of assets acquired, net of cash acquired               --        27,842,257
    Less:
      Liabilities assumed                                           --         1,921,092
      Fair value of equity instruments issued                       --        20,529,624
      Note receivable                                                          5,000,000
      Transactions costs paid in prior period                       --           369,486
                                                            ------------    ------------

                                                                    --        27,820,202
                                                            ------------    ------------
  Payment for purchase of acquisitions, net of
    cash acquired                                                   --            22,055


                 See notes to consolidated financial statements.

INTERNET COMMERCE CORPORATION

Notes to Consolidated Financial Statements
January 31, 2002

1.    BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements of Internet Commerce Corporation (the "Company" or "ICC") have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information. In the opinion of management, such statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. Pursuant to the requirements of the Securities and Exchange Commission applicable to Quarterly Reports on Form 10-Q, the accompanying financial statements do not include all the disclosures required by GAAP for annual financial statements. While the Company believes that the disclosures presented are adequate to make the information not misleading, these interim consolidated financial statements should be read in conjunction with the audited financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended July 31, 2001. Operating results for the three and six-month periods ended January 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2002.

      Certain 2001 items have been reclassified to conform to their 2002 presentation.


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

      In October 2001, we sold in a private placement 1,159,716 shares of class A common stock and warrants to purchase 347,915 additional shares of class A common stock for gross proceeds of $3,189,219. The warrants expire in October 2006 and are immediately exercisable at $3.58 per share. As of January 31, 2002, we had cash and cash equivalents and marketable securities of $2,406,000. We believe these resources provide us with sufficient liquidity to continue in operation through July 31, 2002. However, if our cost reductions do not achieve sufficient savings, if our expenses increase more than anticipated, if our revenue does not increase as anticipated because of competitive or other reasons or because we lose existing customers because the new interconnection arrangements we have provided are inadequate for our customers' business purposes (see "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview") or if our accounts receivable increase as a result of a lengthening of the collection cycle, our cash resources may not be sufficient and we will require additional financing. There can be no assurances that any financing will be available or that the terms will be acceptable to us, or that any financing will be consummated.

INTERNET COMMERCE CORPORATION

Notes to Consolidated Financial Statements
January 31, 2002


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

      Recent Accounting Pronouncements:

      In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations subsequent to June 30, 2001, be accounted for under the purchase method of accounting. SFAS No.141 also requires that the fair value of an assembled workforce acquired be included in the amount initially recorded as goodwill. The Company reclassified $1,710,617 initially recorded as other intangible assets related to the value of the assembled workforce of RTCI into goodwill as required by this statement. SFAS No. 142 requires that upon adoption, amortization of goodwill will cease; and instead, the carrying value of goodwill will be evaluated for impairment on at least an annual basis. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001; however, the Company has adopted this standard as of the beginning of its 2002 fiscal year, August 1, 2001, as permitted under the provisions of SFAS No. 142. See Note 8 for the effects of adoption of this standard. The Company has evaluated goodwill for impairment and has determined that no impairment exists at August 1, 2001.

INTERNET COMMERCE CORPORATION

Notes to Consolidated Financial Statements
January 31, 2002


3.    SIGNIFICANT ACCOUNTING POLICIES AND PROCEDURES (continued)

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

      In November 2001, the Emerging Issues Task Force ("EITF") of the FASB reached a consensus on Issue No. 01-14, "Income Statement Characterization of Reimbursements Received for `Out-of-Pocket' Expenses Incurred." A consensus was reached that reimbursements received for out-of-pocket expenses incurred should be characterized as revenue in the income statement. The Company currently includes the reimbursements and costs for out-of-pocket expenses in cost of services. The adoption of this issue will result only in the reclassification of reimbursements from cost of services to revenue. Management believes that the adoption of this standard will not have a significant impact on the Company's financial position or results of operations.


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

      In connection with the private placement the Company incurred fees of $152,511. Of such fees, $35,000 has been paid in cash and $117,511 will be paid by issuing warrants to purchase 50,000 shares of class A common stock. The warrants will have substantially the same terms and conditions as the warrants issued in the private placement.

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

      Subsequently, by Demand for Arbitration dated November 30, 2001, Mr. Lipscomb commenced an arbitration against the Company arising out of the same alleged breach of his employment agreement that formed the underlying basis for his suit against Messrs. Alpern and Medici. In the arbitration, Mr. Lipscomb seeks recovery of $614,000 before interest, costs and attorneys' fees. The Company intends to defend the arbitration vigorously and is unable to predict the ultimate outcome of this claim.

INTERNET COMMERCE CORPORATION

Notes to Consolidated Financial Statements
January 31, 2002


6.    CONCENTRATION OF CREDIT RISK

      For the three and six-month periods ended January 31, 2002, no single customer accounted for more than 10% of the Company's revenue. One customer accounted for 12.8% of the Company's revenue for the six months ended January 31, 2001. No single customer accounted for more than 10% of the Company's revenue for the three months ended January 31, 2001.

      No single customer accounted for more than 10% of the Company's accounts receivable as of January 31, 2002 or July 31, 2001.


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

      The tables on pages 10 and 11 summarize information about operations and long-lived assets of our operating segments as of and for the three and six-months ended January 31, 2002 and 2001.

INTERNET COMMERCE CORPORATION

Notes to Consolidated Financial Statements
January 31, 2002


7.    BUSINESS SEGMENT INFORMATION (CONTINUED)

                                                         Service       Professional
                                          ICC.NET        Bureau         Services       Total
                                          -------        ------         --------       -----

Three Months - January 31, 2002

Revenues from external customers        $ 1,452,991    $   378,804    $   857,804    $ 2,689,599
                                        ===========    ===========    ===========    ===========

Operating loss                           (1,435,216)       (47,480)      (506,144)    (1,988,840)
Other income, net                           (14,383)          --          (18,757)       (33,140)
                                        -----------    -----------    -----------    -----------
                                        $(1,449,599)   $  (524,901)   $   (47,480)   $(2,021,980)
                                        ===========    ===========    ===========    ===========

Supplemental segment
information:
     Amortization and depreciation      $   201,142    $    19,027    $   330,774    $   550,943
     Non-cash charges for stock-based
       compensation                            --             --           58,040         58,040

Six Months - January 31, 2002

Revenues from external customers        $ 3,020,741    $   798,392    $ 1,916,393    $ 5,735,526
                                        ===========    ===========    ===========    ===========

Operating loss                           (2,637,277)       (61,574)    (1,438,616)    (4,137,467)

Other income, net                            52,929           --          (42,498)        10,431
                                        -----------    -----------    -----------    -----------
                                        $(2,584,348)   $   (61,574)   $(1,481,114)   $(4,127,036)
                                        ===========    ===========    ===========    ===========

Supplemental segment
information:
     Amortization and depreciation      $   405,775    $    40,342    $   667,307      1,113,424
     Non-cash charges for stock-based
       compensation                            --             --          190,019        190,019

As of January 31, 2002

Property and equipment, net             $   808,070    $    39,966    $   644,652      1,492,688
Software development costs, net             118,648        322,908           --          441,556
Goodwill, net                                26,132      2,167,935      1,710,617      3,904,684
Other intangible assets, net                   --             --        3,585,000      3,585,000
                                        -----------    -----------    -----------    -----------
Long lived assets, net                  $   952,850    $ 2,530,809    $ 5,940,269    $ 9,423,928
                                        ===========    ===========    ===========    ===========

INTERNET COMMERCE CORPORATION

Notes to Consolidated Financial Statements
January 31, 2002


7.    BUSINESS SEGMENT INFORMATION (CONTINUED)

                                                                 Service        Professional
                                                 ICC.NET         Bureau         services (A)      Total
                                              ------------    ------------    --------------  ------------
      Three Months - January 31, 2001

      Revenues from external customers        $  1,034,918    $    345,959    $  1,201,508    $  2,582,385
                                              ============    ============    ============    ============

      Operating loss                            (2,628,147)        (29,591)     (2,155,583)     (4,813,321)
      Other income, net                             96,976            --            39,544         136,520
                                              ------------     -----------    ------------    ------------
                                                (2,531,171)   $    (29,591)   $ (2,116,039)   $ (4,676,801)
                                              ============    ============    ============    ============

      Supplemental segment
      information:
           Amortization and depreciation      $     44,266    $       --      $    995,425    $  1,039,691

      Six Months - January 31, 2001

      Revenues from external customers        $  1,940,078    $    757,184    $  1,201,508    $  3,898,770
                                              ============    ============    ============    ============

      Operating loss                            (6,130,024)         (9,931)     (2,155,583)     (8,295,538)
      Other income, net                            298,838            --            39,544         338,382
                                              ------------    ------------    ------------    ------------
                                                (5,831,186)   $     (9,931)   $ (2,116,039)   $ (7,957,156)
                                              ============    ============    ============    ============

      Supplemental segment
      information:
           Amortization and depreciation      $    245,674    $       --      $    995,425    $  1,241,099
           Non-cash charges for stock-based
              compensation                         450,110            --              --           450,110

      As of January 31, 2001

      Property and equipment, net                1,014,721    $     79,931    $  1,139,305    $  2,233,957
      Software development costs, net              355,944            --              --           355,944
      Goodwill, net                                104,530       2,305,618      16,046,334      18,456,482
      Other intangible assets, net                    --              --         9,526,600       9,526,600
                                              ------------    ------------    ------------    ------------
      Long lived assets, net                  $  1,475,195    $  2,385,549    $ 26,712,239    $ 30,572,983
                                              ============    ============    ============    ============

(A) The Company's professional services segment was acquired on November 6, 2000.

INTERNET COMMERCE CORPORATION

Notes to Consolidated Financial Statements
January 31, 2002


8.    GOODWILL - EFFECT OF ADOPTION OF SFAS 142

      The following table reports the amounts that net loss and loss per basic and diluted share would have been in all periods presented exclusive of goodwill amortization expense recognized in those periods.


                                       Three Months Ended               Six Months Ended
                                           January 31,                    January 31,
                                -----------------------------     ------------------------------
                                     2002             2001            2002             2001
                                -------------    -------------     ------------    -------------

Reported net loss               $  (2,021,980)   $  (4,676,801)   $  (4,127,036)   $  (7,957,156)
Add:  Goodwill amortization              --            511,159             --            611,190
                                -------------    -------------    -------------    -------------
Adjusted net loss               $  (2,021,980)   $  (4,165,642)   $  (4,127,036)   $  (7,345,966)
                                =============    =============    =============    =============

Reported basic and diluted
  loss per common share         $       (0.19)   $       (0.52)   $       (0.41)   $       (1.03)
Add:  Goodwill amortization              --               0.06             --               0.08
                                -------------    -------------    -------------    -------------
Adjusted basic and diluted      $       (0.19)   $       (0.46)   $       (0.41)   $       (0.95)
  loss per share                =============    =============    =============    =============


9.    SUBSEQUENT EVENT

      On February 18, 2002, 234,140 class A warrants and 263,835 class B warrants expired. The warrants were exercisable for an aggregate of 1,002,200 shares of the Company's class A common stock.

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

      We also derive revenue from our service bureau. Our service bureau revenues are comprised of EDI services, including data translation services, purchase order and invoice processing from EDI-to-print and print-to-EDI, UPC services, including UPC number generation and UPC catalog maintenance and UPC label printing. Our service bureau also derives revenue from software licensing and provides software maintenance and support. Revenues from our EDI services and UPC services are recognized when the services are provided. Revenues from software licenses are recognized when all of the following conditions are met:
(1) a non-cancelable non-contingent license agreement has been signed; (2) the software product has been delivered; (3) there are no material uncertainties regarding customer acceptance; and (4) collection of the resulting receivable is probable. Revenues from software maintenance and support contracts are recognized ratably over the life of the contract. Our software license revenues were not significant in any of the periods presented.

      We rely on many of our competitors to interconnect, at reasonable cost, with our service. We have interconnection arrangements with more than 50 business-to-business networks for the benefit of our customers. Two of the largest networks, GE Global Exchange Services ("GXS") and Sterling Commerce have chosen to discontinue their interconnect arrangements with the Company. GXS discontinued its interconnection with our service in September 2001 and Sterling Commerce will discontinue its interconnection with our service on April 8, 2002. We have entered into arrangements with Peregrine Systems, Inc. and IBM Corporation so our customers can continue to communicate through us with their trading communities. As a result of these new interconnection arrangements, we will incur additional costs and may lose existing customers if the arrangements we have provided are inadequate for their business purposes. We believe, however, that the arrangements we have made will satisfy our existing customers and that our business and financial condition will not be materially and adversely affected as a result of these new arrangements.

      Deferred  revenue  is  comprised  of  deferrals  for  subscription   fees,
professional services, license fees and maintenance associated with contracts for which amounts have been received in advance of services to be performed or prior to the shipment of software.

Results of Operations and Financial Condition

Three Months Ended January 31, 2002 Compared with Three Months Ended January 31, 2001.

      Our revenue was $2,690,000 in the quarter ended January 31, 2002 ("2002 Quarter") and $2,582,000 in the quarter ended January 31, 2001 ("2001 Quarter"). Revenue related to our ICC.NET service was $1,453,000, or 54% of the 2002
Quarter revenue. Our ICC.NET service revenue increased $418,000 in the 2002 Quarter from the 2001 Quarter. The 2001 Quarter included $250,000 of fees from Triaton GmbH, a subsidiary of ThyssenKrupp Information Services GmbH, under a Joint Services Agreement dated July 28, 2000. No such fees were recognized in the 2002 Quarter. Transaction fees from our ICC.NET service increased $730,000 as a result of a larger billable customer base and increased volume usage by new and existing customers. Revenue in the amount of $379,000, or 14% of the 2002 Quarter revenue, was generated from our service bureau compared to revenue of $346,000 in the 2001 Quarter. The service bureau's revenue was primarily generated from services performed, customer support and licensing fees. Professional services, acquired in November 2000, accounted for $858,000, or approximately 32% of the 2002 Quarter revenue compared to revenue of $1,202,000 in the 2001 Quarter. Revenue generated from professional services consists of consulting, educational and mapping services.

      Cost of services decreased to $2,147,000 in the 2002 Quarter from $2,521,000 in the 2001 Quarter. Cost of services relating to our ICC.NET service was $1,039,000, or 72% of revenue derived from the service in the 2002 Quarter, compared to $854,000, or 82% of revenue in the 2001 Quarter. Salaries and employee benefits related to the ICC.NET service increased $96,000. Data lines and support increased $103,000, primarily due to additional fees incurred to offer our customers and their trading partners enhanced connectivity. Depreciation and amortization decreased $26,000, consulting fees decreased $31,000 and facility charges increased $41,000 in the 2002 Quarter from the 2001 Quarter. We anticipate that our ICC.NET cost of services will continue to decline as a percentage of revenue in future periods due to increased utilization of our existing communications infrastructure as we expect the use of our service to increase. Cost of services relating to our service bureau totaled $219,000, or 58% of revenue derived from the service bureau in the 2002 Quarter, compared to $135,000, or 39% of revenue derived from the service bureau in the 2001 Quarter. The increase was primarily the result of a $51,000 increase in salaries and employee benefits as a result of hiring temporary employees to stabilize our workforce. In addition, in the 2002 Quarter we paid a larger percentage of the cost of medical benefits for employees of the service bureau. This was done to provide a consistent level of benefits throughout the Company. Cost of services relating to professional services were $888,000, or 104% of revenue derived from professional services in the 2002 Quarter, compared to $1,533,000, or 128% of revenue in the 2001 Quarter. Salaries and employee benefits relating to our professional services decreased $419,000 in the 2002 Quarter, compared to the 2001 Quarter due to a reduction in the workforce. Cost of software and hardware purchased for resale decreased $220,000 and facility charges increased $68,000 in the 2002 Quarter.

      Product development and enhancement costs related to the maintenance and improvement of our products and services decreased to $255,000 in the 2002 Quarter from $285,000 in the 2001 Quarter. Product and development and enhancement costs related to our ICC.NET service were $213,000 in the 2002 Quarter, compared to $193,000 in the 2001 Quarter. The increase was primarily the result of a $35,000 increase in salaries and employee benefits. Product development and enhancement costs incurred by our service bureau were $42,000 in the 2002 Quarter, compared to $92,000 in the 2001 Quarter. The decrease was primarily attributable to a decrease in salaries and employee benefits of $36,000 and a decrease in consulting fees of $20,000.

      Selling and marketing expenses decreased to $925,000 in the 2002 Quarter from $1,526,000 in the 2001 Quarter. Selling and marketing expenses related to our ICC.NET service were $759,000 in the 2002 Quarter compared to $1,176,000 in the 2001 Quarter. Salaries and employee benefits related to our ICC.NET service decreased $298,000, primarily due to the elimination of our telesales force. Consulting fees decreased $48,000, travel, meals and entertainment decreased $24,000 and facility charges decreased $42,000 in the 2002 Quarter. Selling and marketing expenses related to our service bureau were $32,000 in the 2002 Quarter, compared to $19,000 in the 2001 Quarter. Selling and marketing expenses related to professional services were $134,000 in the 2002 Quarter, compared to $332,000 in the 2001 Quarter. The decrease was primarily attributable to a decrease in salaries and benefits of $154,000 primarily due to a reduction in the workforce, and a decrease in advertising of $44,000.

      General and administrative costs decreased to $1,294,000 in the 2002 Quarter from $3,063,000 in the 2001 Quarter. General and administrative expenses supporting our ICC.NET service decreased to $877,000 in the 2002 Quarter, compared to 1,440,000 in the 2001 Quarter. Salaries and related employee benefits decreased $374,000, due to a reduction in the workforce. Legal and professional fees decreased $69,000, consulting fees decreased $93,000 primarily as a result of a consulting contract with a former officer of the Company that resulted in a charge in the 2001 Quarter. No such charge was required in the 2002 Quarter. Also, depreciation and amortization decreased $53,000. General and administrative expenses supporting our service bureau were $134,000 in the 2002 Quarter, compared to $130,000 in the 2001 Quarter. General and administrative expenses supporting our professional services were $284,000 in the 2002 Quarter, compared to $1,493,000 in the 2001 Quarter. The decrease was primarily attributable to a decrease in depreciation and amortization of $665,000, a result of the Company's implementation of SFAS No. 142, effective August 1, 2001, which requires goodwill to be tested for impairment on a periodic basis and no longer permits the amortization of goodwill. In addition, depreciation and amortization also decreased due to the write-off of certain identifiable intangibles for which impairment charges were recorded in the third and fourth quarters of 2001. In addition, salaries and employee benefits decreased $239,000, primarily due to a reduction in the workforce, and a decrease in facility charges of $134,000.

      Non-cash charges for compensation and services were $58,000 in the 2002 Quarter. In the 2002 Quarter, we recognized $58,000 of stock-based compensation expenses related to assumed unvested restricted shares issued to RTCI employees in connection with our acquisition of RTCI. In the 2001 Quarter, there were no such charges.

      Interest and investment income decreased to $4,000 in the 2002 Quarter from $159,000 in the 2001 Quarter. The decrease was due to lower average cash balances in the 2002 Quarter, compared to the 2001 Quarter.

Six Months Ended  January 31, 2002  Compared  with Six Months Ended  January 31,
2001.

      Our revenue was $5,736,000 in the six months ended January 31, 2002 ("2002 Six Months") and $3,899,000 in the six months ended January 31, 2001 ("2001 Six Months"). Revenue related to our ICC.NET service was $3,021,000, or 53% of the 2002 Six Months revenue. Our ICC.NET service revenue increased $1,081,000 in the 2002 Six Months from the 2001 Six Months. The 2001 Six Months includes $500,000 of fees from Triaton GmbH, a subsidiary of ThyssenKrupp Information Services GmbH, under a Joint Services Agreement dated July 28, 2000. No such fees were recognized in the 2002 Six Months. Transaction fees from our ICC.NET service increased $1,545,000 as a result of a larger billable customer base and increased volume usage by new and existing customers. Revenue in the amount of $798,000, or 14% of the 2002 Six Months revenue, was generated from our service bureau, compared to $757,000 in the 2001 Six Months. The service bureau's revenue was primarily generated from the services performed, customer support and licensing fees. Professional services, acquired in November 2000, accounted for $1,916,000, or approximately 33% of the 2002 Six Months revenue. Revenue generated from professional services consists of consulting, educational and mapping services. Revenue related to professional services for the 2001 Six Months in the amount of $1,202,000, reflects the results of operations of our professional services group from November 6, 2000, the acquisition date of RTCI.

      Cost of services increased to $4,629,000 in the 2002 Six Months from $3,580,000 in the 2001 Six Months. Cost of services relating to our ICC.NET service was $1,973,000, or 65% of revenue derived from the service in the 2002 Six Months, compared to $1,753,000, or 90% of revenue, in the 2001 Six Months. Salaries and employee benefits related to the ICC.NET service increased $238,000. Data lines and support increased $140,000, primarily due to additional fees incurred to offer our customers and their trading partners enhanced connectivity. Depreciation and amortization decreased $52,000 and consulting fees decreased $119,000 in the 2002 Six Months from the 2001 Six Months. We anticipate that our ICC.NET cost of services will continue to decline as a percentage of revenue in future periods due to increased utilization of our existing communications infrastructure as we expect the use of our service to increase. Cost of services relating to our service bureau totaled $455,000, or 57% of revenue derived from the service bureau in the 2002 Six Months, compared to $295,000, or 39% of revenue derived from the service bureau in the 2001 Six Months. Consulting fees increased $37,000, facility charges increased $20,000 and salaries and employee benefits relating to our service bureau increased $89,000 as a result of hiring temporary employees to stabilize our workforce. In addition, in the 2002 Six Months we paid a larger percentage of the cost of medical benefits for employees of the service bureau. This was done to provide a consistent level of benefits throughout the Company. Cost of services relating to professional services were $2,201,000, or 115% of revenue derived from professional services in the 2002 Six Months. Cost of services related to professional services for the 2001 Six Months, in the amount of $1,533,000, reflects the results of operations of our professional services group from November 6, 2000, the acquisition date of RTCI.

      Product development and enhancement costs related to the maintenance and improvement of our products and services increased to $499,000 in the 2002 Six Months from $438,000 in the 2001 Six Months. Product and development and enhancement costs related to our ICC.NET service were $412,000 in the 2002 Six Months compared to $251,000 in the 2001 Six Months. Consulting fees related to our ICC.NET service decreased $21,000, facility charges decreased $38,000 and salaries and employee benefits increased $238,000. Product development and enhancement costs incurred by our service bureau were $87,000 in the 2002 Six Months versus $187,000 in the 2001 Six Months. The decrease was primarily attributable to a decrease in salaries and employee benefits of $48,000 and a decrease in consulting fees of $51,000.

      Selling and marketing expenses decreased to $1,900,000 in the 2002 Six Months from $2,704,000 in the 2001 Six Months. Selling and marketing expenses related to our ICC.NET service were $1,484,000 in the 2002 Six Months compared to $2,330,000 in the 2001 Six Months. Salaries and employee benefits related to our ICC.NET service decreased $475,000, primarily due to the elimination of our telesales force. Consulting fees decreased $133,000, travel, meals and entertainment decreased $107,000, facility charges decreased $73,000 and advertising expense decreased $53,000. Selling and marketing expenses related to our service bureau were $62,000 in the 2002 Six Months compared to $42,000 in the 2001 Six Months. Selling and marketing expenses related to professional services were $355,000 in the 2002 Six Months. Selling and marketing related to professional services, for the 2001 Six Months, in the amount of $332,000, reflects the results of operations of our professional services group from November 6, 2000, the acquisition date of RTCI.

      General and administrative costs decreased to $2,654,000 in the 2002 Six Months from $5,022,000 in the 2001 Six Months. General and administrative expenses supporting our ICC.NET service decreased to $1,749,000 in the 2002 Six Months from $3,286,000 in the 2001 Six Months. Salaries and related employee benefits decreased $929,000 in the 2002 Six Months, due to a reduction in the workforce. Legal and professional fees decreased $298,000, consulting fees decreased $207,000 and depreciation and amortization decreased $106,000. General and administrative expenses supporting our service bureau were $256,000 in the 2002 Six Months, compared to $244,000 in the 2001 Six Months. General and administrative expenses supporting our professional services in the 2002 Six Months were $609,000. General and administrative costs related to professional services, for the 2001 Six Months, in the amount of $1,493,000, reflects the results of operations of our professional services group from November 6, 2000, the acquisition date of RTCI.

      Non-cash charges for compensation and services decreased to $190,000 in the 2002 Six Months from $450,000 in the 2001 Six Months. In the 2002 Six Months, we recognized $190,000 of stock-based compensation expenses related to assumed unvested restricted shares issued to RTCI employees in connection with our acquisition of RTCI. In March 2000, ICC granted an option to purchase 100,000 shares of class A common stock pursuant to a consulting agreement with a former executive officer and board member. Non-cash consulting charges for this stock option amounted to $450,000 in the 2001 Six Months.

      Interest and investment income decreased to $77,000 in the 2002 Six Months from $377,000 in the 2001 Six Months. The decrease was due to lower average cash balances in the 2002 Six Months, compared to the 2001 Six Months.

Liquidity and Capital Resources

      Our principal sources of liquidity, which consists of cash and cash equivalents and marketable securities, decreased to $2,406,000 as of January 31, 2002 from $2,889,000 as of July 31, 2001. We believe these resources provide us with sufficient liquidity to continue in operation through July 31, 2002. However, if our cost reductions do not achieve sufficient savings, if our expenses increase more than anticipated, if our revenue does not increase as anticipated because of competitive or other reasons or because we lose existing customers because the new interconnection arrangements we have provided are inadequate for our customers' business purposes (see "Overview") or if our accounts receivable increase as a result of a lengthening of the collection cycle, our cash resources may not be sufficient and we will require additional financing. There can be no assurances that any financing will be available or that the terms will be acceptable to us, or that any financing will be consummated.

      We anticipate losses through fiscal 2002 as we continue to expand the commercial markets for our ICC.NET service and service bureau.

      Our cash and cash equivalents decreased to $1,960,000 as of January 31, 2002 from $2,223,000 as of July 31, 2001. This decrease is primarily the result of net proceeds of $3,107,000 from a private placement of class A common stock and warrants to purchase class A common stock in October 2001, $275,000 raised from the exercise of options and warrants and the sale of marketable securities and the maturity of certificates of deposit of $319,000 offset by cash used in operating activities of $3,633,000, payments of capital lease obligations of $160,000 and capital investments for property, equipment and software development costs of $172,000.

      Net cash used in operating activities was $3,633,000 for the 2002 Six Months, compared to $7,286,000 for the 2001 Six Months. The decrease in cash used in operating activities was primarily the result of the decreased operating losses. Our operating losses decreased as a result of a combination of a decrease in operating expenses of $2,321,000 and an increase in revenues of $1,837,000 in the 2002 Six Months compared to the 2001 Six Months. Cash flows provided by investing activities were $148,000 in the 2002 Six Months compared to $90,000 used in investing activities in the 2001 Six Months. The increase in cash flows provided from investing activities was primarily due to the proceeds from the sale of marketable securities of $247,000 offset by additions to software development costs of $135,000. Net cash provided by financing activities was $3,222,000 in the 2002 Six Months, compared to $46,000 provided by financing activities in the 2001 Six Months. The cash provided by financing activities in the 2002 Six Months was primarily the result of proceeds from the October 2001 private placement described below. No such transactions occurred in the 2001 Six Months.

      Working capital increased to $1,268,000 as of January 31, 2002 from $646,000 as of July 31, 2001.

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

      We sold in the October 2001 private placement 1,159,716 shares of class A common stock and warrants to purchase 347,915 additional shares of class A common stock for gross proceeds of $3,189,219. The warrants expire in October 2006 and are exercisable at $3.58 per share, subject to adjustment pursuant to customary antidilution adjustments for stock splits, dividends and combinations. In connection with the private placement the Company incurred fees of $152,511. Of such fees, $35,000 has been paid in cash and $117,511 will paid by issuing warrants to purchase 50,000 shares of class A common stock. The warrants will have substantially the same terms and conditions as the warrants issued in the private placement.

      We have a net operating loss carryforward of approximately $74 million to offset future taxable income for federal income tax purposes. The utilization of the loss carryforward to reduce any such future income taxes will depend on our ability to generate sufficient taxable income prior to the expiration of the net operating loss carryforwards. The carryforward expires from 2007 to 2021. The Internal Revenue Code of 1986, as amended, and the regulations promulgated thereunder contain provisions which limit the use of available net operating loss carryforwards in any given year should significant changes (greater than 50%) in ownership interests occur. Due to the IPO, the net operating loss carryover of approximately $1.9 million incurred prior to the IPO is subject to an annual limitation of approximately $400,000 until that portion of the net operating loss is utilized or expires. Due to the private placement of series A preferred stock in April 1999, the net operating loss carryover of approximately $18 million incurred prior to the private placement is subject to an annual limitation of approximately $1 million until that portion of the net operating loss is utilized or expires. Also, due to the 100% ownership change when we acquired RTCI, RTCI's net operating loss of approximately $6.5 million incurred prior to the ownership change is subject to an annual limitation of approximately $1.4 million until that portion of the net operating loss is utilized or expires.

      In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations subsequent to June 30, 2001 be accounted for under the purchase method of accounting. SFAS No.141 also requires that the fair value of an assembled workforce acquired be included in the amount initially recorded as goodwill. As required by this statement, the Company reclassified into goodwill $1,710,617 initially recorded as other intangible assets related to the value of the assembled workforce of RTCI. SFAS No. 142 requires that upon adoption, amortization of goodwill will cease, and instead, the carrying value of goodwill will be evaluated for impairment on at least an annual basis. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001; however, the Company has adopted this standard as of the beginning of its 2002 fiscal year, August 1, 2001 as permitted under the provisions of SFAS No. 142. The adoption of this standard resulted in no charges for amortization of goodwill in the 2002 Quarter and the 2002 Six Months. Amortization expense in the amount of $511,000 and $611,000 were charged in the 2001 Quarter and 2001 Six Months, respectively, prior to the adoption of SFAS No. 142. The Company has evaluated goodwill for impairment and has determined that no impairment exists at August 1, 2001 as permitted under the provisions of SFAS No. 142.

      In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The provisions of SFAS No. 144 are effective for fiscal years beginning after December 15, 2001. The Company is required to adopt SFAS No. 144 by the first quarter of fiscal 2003. The Company is currently evaluating the potential impact of SFAS No. 144 on its results of operations and financial position.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

      During  the  second  quarter  ended  January  31,  2002,   there  were  no
significant changes related to the Company's market risk exposure.

PART II.  OTHER INFORMATION
---------------------------

Item 4.  Submission of Matters to a Vote of Security Holders

      The 2001 Annual Meeting of the Stockholders of the Company was held on December 6, 2001. For more information on the following proposals, reference is made to the Company's proxy statement dated November 5, 2001. The following items were voted upon and passed.

      The stockholders elected the following Class I directors for a term of two years expiring at the second succeeding annual meeting of stockholders in 2003:

Name                        Votes For       Votes Against
----                        ---------       -------------
Spencer I Browne            6,967,490           7,093
Kim D. Cooke                6,965,813           8,770
Charles C. Johnston         6,965,813           8,770

      The stockholders elected the following Class II directors for a term of three years expiring at the third succeeding annual meeting of stockholders in 2004:

Name                        Votes For       Votes Against
----                        ---------       -------------
G. Michael Cassidy          6,967,336           7,247
Arthur R. Medici            6,965,813           8,770

      The stockholders elected the following Class III directors for a term of one year expiring at the next annual meeting of stockholders in 2002:

Name                        Votes For       Votes Against
----                        ---------       -------------
Peter J. Boni               6,969,013           5,570
Sarah Byrne-Quinn           6,965,813           8,770

        In addition, the following item was voted upon and passed:

      The appointment of Deloitte & Touche LLP as the Company's independent public accountants for the fiscal year ending July 31, 2002 was ratified.

          Votes For       Votes Against    Abstentions
          ---------       -------------    -----------
          6,963,154           7,349           4,080


Item 6: Exhibits and Reports on Form 8-K

(a)   Exhibits.
      --------

      None.

(b)   Reports on Form 8-K
      --------------------

      On January 30, 2002, we filed a Current Report on Form 8-K to report an agreement with IBM Corporation that will allow ICC to offer enhanced connectivity to all of ICC's customers and their trading partners. The Current Report also disclosed that Sterling Commerce will terminate its interconnection arrangement with ICC on March 9, 2002. The termination date has subsequently been changed to April 8, 2002.

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

                                         INTERNET COMMERCE CORPORATION
                                         -----------------------------
                                         (Registrant)


Date:  March 1, 2002                     By: /s/ Walter M. Psztur
                                            --------------------------------
                                             Walter M. Psztur
                                             Chief Financial Officer
                                             (Principal Financial and
                                             Accounting Officer)