Form 10-Q
period 2002-04-30
INTERNET COMMERCE CORP
filed 2002-06-10
CIK 894738

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                  -------------


|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended April 30, 2002


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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      As of May 31, 2002 the registrant had outstanding 11,479,967 shares of Class A Common Stock.

                          INTERNET COMMERCE CORPORATION

                               INDEX TO FORM 10-Q

                                                                            PAGE

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Consolidated balance sheets as of April 30, 2002
      (unaudited) and July 31, 2001.....................................     3

Consolidated statements of operations and comprehensive
      loss for the three and nine months ended
      April 30, 2002 (unaudited) and April 30, 2001 (unaudited).........     4

Consolidated statements of cash flows for the nine months
      ended April 30, 2002 (unaudited) and April 30, 2001
      (unaudited).......................................................     5

Notes to consolidated financial statements..............................  6-14

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations............................. 15-29

Item 3..Quantitative and Qualitative Disclosures About Market Risk......    29


PART II.  OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds......................    29

Item 6.  Exhibits and Reports on Form 8-K ..............................    29

SIGNATURES..............................................................    30

INTERNET COMMERCE CORPORATION

Consolidated Balance Sheets


                                                                                  April 30,             July 31,
                                                                                    2002                  2001
                                                                                  ---------             --------
                                                                                 (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                                     $  1,365,864          $  2,223,487
   Marketable securities                                                              240,629               665,552
   Accounts receivable, net of allowance for doubtful accounts
   of $273,228 and $224,022, respectively                                           1,504,856             1,588,242
   Prepaid expenses and other current assets                                          454,776               401,334
                                                                                 ------------          ------------
      Total current assets                                                          3,566,125             4,878,615

Restricted cash                                                                       213,706               276,635
Property and equipment, net                                                         1,282,992             1,920,662
Software development costs, net                                                       389,429               425,471
Goodwill                                                                            3,904,684             2,194,067
Other intangible assets, net                                                        3,346,000             5,917,854
Other assets                                                                          122,863                60,794
                                                                                 ------------          ------------
      Total assets                                                               $ 12,825,799          $ 15,674,098
                                                                                 ============          ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                              $    707,322          $    713,670
    Accrued expenses                                                                1,680,579             2,381,788
   Accrued dividends - preferred stock                                                137,126               273,289
   Deferred revenue                                                                   177,480               306,764
    Capital lease obligation                                                          206,433               328,480
    Other liabilities                                                                 191,961               228,189
                                                                                 ------------          ------------
          Total current liabilities                                                 3,100,901             4,232,180

Capital lease obligation - less current portion                                       178,867               255,009
                                                                                 ------------          ------------
          Total liabilities                                                         3,279,768             4,487,189
                                                                                 ------------          ------------

Commitments and contingencies

Stockholders' Equity:
Preferred stock:
     Preferred stock - 5,000,000 shares authorized, including 10,000 shares of series A, 10,000 shares of series C and 175 shares of series S: Series A preferred stock - par value $.01 per share,
       225 shares issued and outstanding in 2001                                         --                       2

     Series C preferred stock - par value $.01 per share, 44.76 votes per share; 10,000 shares issued and outstanding (liquidation
       value of $10,131,148)                                                              100                   100

Common stock:

     Class A - par value $.01 per share, 40,000,000 shares authorized, one vote per share; 11,411,041 and 9,770,180 shares issued and
       outstanding, respectively                                                      114,111                97,702

     Class B - par value $.01 per share, 2,000,000 shares authorized,
       six votes per share; 1,930 shares issued and outstanding in 2001                  --                      19

Additional paid-in capital                                                         84,843,243            80,750,153
Accumulated deficit                                                               (75,126,530)          (69,261,320)
Accumulated other comprehensive loss                                                 (284,893)             (209,728)
Deferred compensation - restricted stock                                                 --                (190,019)
                                                                                 ------------          ------------
          Total stockholders' equity                                                9,546,031            11,186,909
                                                                                 ------------          ------------

          Total liabilities and stockholders' equity                             $ 12,825,799          $ 15,674,098
                                                                                 ============          ============

                 See notes to consolidated financial statements.

INTERNET COMMERCE CORPORATION

Consolidated Statements of Operations and Comprehensive Loss (unaudited)


                                                                     Three Months Ended                 Nine Months Ended
                                                                         April 30,                          April 30,
                                                                  ----------------------------    ----------------------------
                                                                     2002              2001          2002             2001
                                                                  ------------    ------------    ------------    ------------
Revenue:
  Services                                                        $  2,724,582    $  3,041,468    $  8,460,108    $  6,940,238
                                                                  ------------    ------------    ------------    ------------

Expenses:
   Cost of services (excluding non-cash compensation of
       $133,429 for the nine months ended April 30, 2002)            1,863,741       2,478,409       6,492,832       6,258,618

       Product development and enhancement                             230,456         237,012         729,786         674,654

   Selling and marketing (excluding non-cash compensation of
       $23,109 for the nine months ended April 30, 2002)               922,900       1,362,391       2,823,173       4,096,837

   General and administrative (excluding non-cash
       compensation of $33,481 for the nine months ended
       April 30, 2002 and $450,110 for the nine months ended
       April 30, 2001)                                               1,510,986       2,920,720       4,165,266       7,712,621

   Non-cash charges for stock-based compensation and services             --              --           190,019         450,110

    Impairment of acquired intangibles                                    --         1,871,900            --         1,871,900
                                                                  ------------    ------------    ------------    ------------
                                                                     4,528,083       8,870,432      14,401,076      21,064,740
                                                                  ------------    ------------    ------------    ------------

Operating loss                                                      (1,803,501)     (5,828,964)     (5,940,968)    (14,124,502)
                                                                  ------------    ------------    ------------    ------------

Interest and investment income                                          53,582          57,311         130,512         434,340

Interest expense                                                        (6,906)        (21,315)        (61,885)        (59,962)

Other income                                                            18,651          30,994           7,131          30,994
                                                                  ------------    ------------    ------------    ------------
                                                                        65,327          66,990          75,758         405,372
                                                                  ------------    ------------    ------------    ------------

Loss before income taxes                                            (1,738,174)     (5,761,974)     (5,865,210)    (13,719,130)

Income tax benefit                                                        --         1,605,380            --         1,605,380
                                                                  ------------    ------------    ------------    ------------

Net loss                                                          $ (1,738,174)   $ (4,156,594)   $ (5,865,210)   $(12,113,750)

Dividends on preferred stock                                           (98,299)       (102,518)       (263,837)       (314,827)
Beneficial conversion feature from repricing and issuance of
     warrants in warrant exchange offer                               (461,084)           --          (461,084)           --
                                                                  ------------    ------------    ------------    ------------

Loss attributable to common stockholders                          $ (2,297,557)   $ (4,259,112)   $ (6,590,131)   $(12,428,577)
                                                                  ============    ============    ============    ============

Basic and diluted loss per common share                           $      (0.21)   $      (0.45)   $      (0.62)   $      (1.47)
                                                                  ============    ============    ============    ============

Weighted average number of common shares outstanding--
   basic and diluted loss per share                                 11,163,575       9,519,102       8,461,208      10,655,905
                                                                  ============    ============    ============    ============

COMPREHENSIVE LOSS:
Net loss                                                          $ (1,738,174)   $ (4,156,594)   $ (5,865,210)   $(12,113,750)
Other comprehensive loss:

   Unrealized losses - marketable securities                           (38,027)       (137,389)        (75,165)       (155,877)
                                                                  ------------    ------------    ------------    ------------

Comprehensive loss                                                $ (1,776,201)   $ (4,293,983)   $ (5,940,375)   $(12,269,627)
                                                                  ============    ============    ============    ============

                See notes to consolidated financial statements.

INTERNET COMMERCE CORPORATION

Consolidated Statements of Cash Flows (unaudited)


                                                                                        Nine Months Ended April 30,
                                                                                    ----------------------------------
                                                                                       2002                  2001
                                                                                    ------------         -------------
Cash flows from operating activities:
 Net loss                                                                           $ (5,865,210)        $(12,113,750)
 Adjustments to reconcile net loss to net cash used in operating activities:
      Impairment of intangible assets                                                       --              1,871,900
      Depreciation and amortization                                                    1,635,615            2,901,535
      Allowance for doubtful accounts                                                    161,600               53,696
      Gain on sale of marketable securities                                             (106,399)                --
      Gain on sale of long term assets                                                    (8,591)
      Deferred taxes                                                                        --             (1,613,925)
      Non-cash charges for equity instruments issued for compensation
        and services                                                                     190,019              450,110
      Changes in:
          Accounts receivable                                                            (78,214)          (1,177,037)
          Prepaid expenses and other assets                                             (120,066)              70,194
          Accounts payable                                                                (6,348)            (398,809)
          Accrued expenses                                                              (516,830)             323,200
          Deferred revenue                                                              (129,284)            (346,998)
          Other liabilities                                                              (36,228)              14,116
                                                                                    ------------         ------------

          Net cash used in operating activities                                       (4,879,936)          (9,965,768)
                                                                                    ------------         ------------

Cash flows from investing activities:
   Payment for purchase of acquisition, net of cash acquired                                --                (22,055)
   Capitalization of software development costs                                         (164,256)             (74,230)
   Purchases of property and equipment                                                   (46,948)            (574,991)
   Purchases of certificates of deposit                                                     --                (24,540)
   Proceeds from sales of property and equipment                                          31,251                 --
   Proceeds from maturities of certificates of deposit                                    62,929                 --
   Proceeds from sales of marketable securities                                          456,157                 --
                                                                                    ------------         ------------

          Net cash provided by (used in) investing activities                            339,133             (695,816)
                                                                                    ------------         ------------

Cash flows from financing activities:
   Proceeds from issuance of common stock and warrants, net                            3,107,269                 --
   Proceeds from exercise of employee stock options                                      223,882              291,310
   Proceeds from exercise of warrants                                                    602,022                 --
   Payments of capital lease obligations                                                (249,993)            (323,391)
                                                                                    ------------         ------------

          Net cash provided by (used in) financing activities                          3,683,180              (32,081)
                                                                                    ------------         ------------

Net decrease in cash and cash equivalents                                               (857,623)         (10,693,665)

Cash and cash equivalents, beginning of period                                         2,223,487           14,003,329
                                                                                    ------------         ------------

Cash and cash equivalents, end of period                                            $  1,365,864         $  3,309,664
                                                                                    ============         ============

Supplemental disclosure of cash flow information:
     Cash paid for interest during the period                                       $     61,885         $     59,962


                See notes to consolidated financial statements.

INTERNET COMMERCE CORPORATION

Notes to Consolidated Financial Statements
April 30, 2002

1.    BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements of Internet Commerce Corporation (the "Company" or "ICC") have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information. In the opinion of management, such statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. Pursuant to the requirements of the Securities and Exchange Commission applicable to Quarterly Reports on Form 10-Q, the accompanying financial statements do not include all the disclosures required by GAAP for annual financial statements. While the Company believes that the disclosures presented are adequate to make the information not misleading, these interim consolidated financial statements should be read in conjunction with the audited financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended July 31, 2001. Operating results for the three and nine month periods ended April 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2002.

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

      In October 2001, we sold in a private placement 1,159,716 shares of class A common stock and warrants to purchase 347,915 additional shares of class A common stock for gross proceeds of $3,189,219. The warrants expire in October 2006 and are immediately exercisable at $3.58 per share. On April 23, 2002, the Company offered certain holders of its warrants the option to exercise these warrants at a reduced exercise price of $2.50 per share in exchange for a new five-year warrant, on substantially similar terms, exercisable at $3.50 per share. Warrantholders exercised warrants for 217,007 shares of class A common stock of the Company and the Company received gross proceeds of $542,247 and issued 217,002 five-year warrants to these holders. See Note 4.

INTERNET COMMERCE CORPORATION

Notes to Consolidated Financial Statements
April 30, 2002


2.    ORGANIZATION AND NATURE OF BUSINESS (CONTINUED)

      As of April 30, 2002, we had cash and cash equivalents and marketable securities of $1,606,000. These resources, together with the amounts owed to the Company by Triaton GmbH under the Joint Services Agreement, should provide the Company with sufficient liquidity to continue in operation through July 31, 2002. The Joint Services Agreement requires payment by Triaton of $1,000,000 in July 2002 and $6,000,000 during fiscal year 2003. However, if we do not receive the scheduled payments from Triaton GmbH and we cannot reduce costs to achieve sufficient savings, or our expenses increase more than anticipated, our revenue does not increase as anticipated because of competitive or other reasons, our cash resources may not be sufficient and we will require additional financing. There can be no assurances that any financing will be available or that the terms will be acceptable to us, or that any financing will be consummated.


3.    SIGNIFICANT ACCOUNTING POLICIES AND PROCEDURES

      Principles of consolidation:

      The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany transactions have been eliminated in consolidation.

      Revenue recognition:

      The Company derives its revenue from subscriptions to its ICC.NET service, which include transaction, mailbox and fax transmission fees. The subscription fees are comprised of both fixed and usage-based fees. Fixed subscription fees are recognized on a pro-rata basis over the subscription period, generally one year. Usage fees are recognized in the period the services are rendered. The Company also derives revenue through implementation fees and interconnection fees. Implementation fees are recognized over the life of the subscription period. Interconnection fees are fees charged to connect to another VAN service and are recognized when the data is transmitted to the connected service.

      The Company also provides a broad range of professional services consisting of EDI and electronic commerce consulting, data mapping services and EDI education and training at seminars hosted by leading universities around the United States. Revenue from EDI and electronic commerce consulting and education and training are recognized when the services are provided. Revenue from data mapping services are recognized when the map has been completed and delivered to the customer. Revenue from fixed fee professional service contracts are recognized using the percentage-of-completion method of accounting, as prescribed by SOP 81-1 "Accounting for Performance of Construction-Type and Certain Production-Type Contracts."

      The percentage of completion for each contract is determined based on the ratio of direct labor hours incurred to total estimated direct labor hours required to complete the contract. The Company may periodically encounter changes in estimated costs and other factors that may lead to a change in the estimated profitability of a fixed-price contract. In such circumstances, adjustments to cost and profitability estimates are made in the period in which the underlying factors requiring such revisions become known. If such revisions indicate a loss on a contract, the entire loss is recorded at such time. Amounts billed in advance of services being performed are recorded as deferred revenue. Certain fixed-fee contracts may have substantive customer acceptance provisions. The acceptance terms generally include a single review and revision cycle for each deliverable to incorporate the customer's suggested or required modifications. Deliverables are considered accepted upon completion of the review and revision and revenue is recognized upon acceptance.

INTERNET COMMERCE CORPORATION

Notes to Consolidated Financial Statements
April 30, 2002


3.    SIGNIFICANT ACCOUNTING POLICIES AND PROCEDURES (continued)

      The Company also derives revenue from its service bureau. Service bureau revenues are comprised of EDI services, including data translation services, purchase order and invoice processing from EDI-to-print and print-to-EDI, UPC services, including UPC number generation, UPC catalog maintenance and UPC label printing. The service bureau also derives revenue from software licensing and provides software maintenance and support. Revenue from the EDI services and UPC services is recognized when the services are provided. The Company accounts for its EDI software license sales in accordance with the American Institute of Certified Public Accountants' Statement of Position 97-2, "Software Revenue Recognition", as amended. Revenue from software licenses are recognized when all of the following conditions are met: (1) a non-cancelable non-contingent license agreement has been signed; (2) the software product has been delivered; (3) there are no material uncertainties regarding customer acceptance; and (4) collection of the resulting receivable is probable. Revenue from software maintenance and support contracts are recognized ratably over the life of the contract. The Company's software license revenue was not significant in any of the periods presented.

      In addition, SOP 97-2, generally requires revenue from software arrangements involving multiple elements to be allocated to each element of the arrangement based on the relative fair values of the elements, such as software licenses, post contract customer support, installation, or training and recognized as the element is delivered and the Company has no significant remaining performance obligations. The Company's multiple element arrangements generally consist of a software license and post contract support. The Company allocates the aggregate revenues from multiple element arrangements to each element based on vendor specific objective evidence. The Company has established vendor specific objective evidence for each of the elements as it sells both the software and post contract customer support independent of multiple element agreements. Customers are charged standard prices for the software and post contract customer support and theses prices do not vary from customer to customer.

      If the Company enters into a multiple element agreement where vendor specific objective evidence of fair value for each element of the arrangement does not exist, all revenue from the arrangement is deferred until all elements of the arrangement are delivered.

      Service revenue from maintenance contracts is recognized ratably over the term of the maintenance contract, on a straight-line basis. Other service revenue is recognized at the time the service is performed.

      Deferred revenue:

      Deferred revenue is comprised of deferrals for subscription fees, professional services, license fees and maintenance associated with contracts for which amounts have been received in advance of services to be performed or prior to the shipment of software.

      Recent Accounting Pronouncements:

      In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations subsequent to June 30, 2001, be accounted for under the purchase method of accounting. SFAS No.141 also requires that the fair value of an assembled workforce acquired be included in the amount initially recorded as goodwill. As required by the statement, the Company reclassified into goodwill $1,710,617 initially recorded as other intangible assets related to the value of the assembled workforce of RTCI as required by this statement. SFAS No. 142 requires that upon adoption, amortization of goodwill will cease; and instead, the carrying value of goodwill will be evaluated for impairment on at least an annual basis. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001; however, the Company has adopted this standard as of the beginning of its 2002 fiscal year, August 1, 2001, as permitted under the provisions of SFAS No. 142. See Note 8 for the effects of adoption of this standard. The Company has evaluated goodwill for impairment and has determined that no impairment exists at August 1, 2001.

INTERNET COMMERCE CORPORATION

Notes to Consolidated Financial Statements
April 30, 2002


3.    SIGNIFICANT ACCOUNTING POLICIES AND PROCEDURES (continued)

      In July 2001, the FASB issued SFAS No.143, "Accounting for Asset Retirement Obligations." SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, and establishes an accounting standard requiring the recording of the fair value of liabilities associated with the retirement of long-lived assets in the period in which they are incurred. The Company is in the process of determining the impact that the adoption of SFAS No. 143 may have on its earnings and financial position.

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

      In November 2001, the Emerging Issues Task Force ("EITF") of the FASB reached a consensus on Issue No. 01-14, "Income Statement Characterization of Reimbursements Received for `Out-of-Pocket' Expenses Incurred." A consensus was reached that reimbursements received for out-of-pocket expenses incurred should be characterized as revenue in the income statement. The Company adopted 01-14 effective February 1, 2002. Reimbursements of out-of-pocket expenses were not significant in any of the periods presented.

4.    STOCKHOLDERS' EQUITY

      Private Placement of Common Stock:

      On October 29, 2001, the Company sold 1,159,716 shares of class A common stock and warrants to purchase 347,915 shares of class A common stock for gross proceeds of $3,189,219. The warrants are immediately exercisable and have an exercise price of $3.58 per share. The warrants are exercisable for a five-year period. The Company may redeem the warrants, at its option, at any time beginning 180-calendar days after the sale if the closing bid price of the class A common stock exceeds 200% of the exercise price for a period of 30 consecutive trading days. The redemption price is ten cents per warrant.

      In connection with the private placement the Company incurred fees of $152,511, of which $35,000 has been paid in cash and $117,511 has been paid by issuing warrants to purchase 50,000 shares of class A common stock. The warrants have substantially the same terms and conditions as the warrants issued in the private placement.

      Approximately 20%, or $635,000, of the gross proceeds were received from directors and officers, or entities with which the Company's directors are affiliated.

      Warrant Exchange Offer:

      The Company commenced a warrant exchange offer on April 23, 2002. The offer was extended to investors who participated in the private placement on October 29, 2001 and to holders of warrants issued as fees in connection with such private placement. The offer lowered the exercise price of the warrants issued in the private placement to $2.50 per class A common share for those investors that agreed to exercise those warrants. In addition, for each class A common share purchased pursuant to the warrant exercise, a new warrant (the "New Warrants") to purchase an equivalent number of class A common shares was issued. The New Warrants have an exercise price of $3.50 per share and are exercisable for a five-year period. The New Warrants have the same redemption terms as the warrants issued in the private placement. The warrant exchange offer was originally set to expire on April 30, 2002, but was extended by the Company's board of directors until May 31, 2002. As of April 30, 2002, the Company received $542,247 in proceeds and issued a total of 217,007 shares of class A common stock and warrants to purchase 217,007 shares of class A common stock.

INTERNET COMMERCE CORPORATION

Notes to Consolidated Financial Statements
April 30, 2002


4.    STOCKHOLDERS' EQUITY (CONTINUED)

      The Company valued the warrant exchange offer and the newly issued warrants at $461,084 using the Black-Scholes pricing model. This amount has been deducted from the Company's net loss to arrive at the net loss attributable to common stockholders.

      All of our directors and officers and the entities with which our directors are affiliated that participated in the October 2001 private placement discussed above participated in this warrant exchange, providing approximately 32%, or $173,180, of the gross proceeds received from this offer as of April 30, 2002.

      Class A and Class B Warrants:

      On February 18, 2002, 234,140 class A warrants and 263,835 class B warrants expired. The warrants were exercisable for an aggregate of 1,002,200 shares of the Company's class A common stock.

      Private Placement Commission Warrants (April 1999):

      On April 29, 2002, 43,350 Private Placement Commission Warrants expired. The warrants were exercisable for an aggregate of 43,350 shares of the Company's class A common stock.

5.    CONTINGENCY

      In October 2000, Thomas Lipscomb, a former President and Chief Executive Officer of the Company, commenced an action against Alan Alpern, a former officer of the Company, and against Arthur Medici, a former officer and a current director of the Company, in the Supreme Court of the State of New York, County of New York. In the action, Mr. Lipscomb claims that Messrs. Alpern and Medici tortuously interfered with his employment agreement with the Company. Mr. Lipscomb seeks compensatory damages of $672,000 and punitive damages of $1 million. Both Messrs. Alpern and Medici have requested that the Company indemnify them pursuant to its by-laws. The Company is defending the action and currently considering such requests. It is the Company's understanding that both Messrs. Alpern and Medici intend to defend the action vigorously. The Company is unable to predict the ultimate outcome of this claim since this action is in its preliminary stage.

      Subsequently, by Demand for Arbitration dated November 30, 2001, Mr. Lipscomb commenced an arbitration against the Company arising out of the same alleged breach of his employment agreement that formed the underlying basis for his suit against Messrs. Alpern and Medici. In the arbitration, Mr. Lipscomb seeks recovery of $614,000 before interest, costs and attorneys' fees. The Company intends to defend the arbitration vigorously and to predict the ultimate outcome of this claim. The Company has not accrued any amount for this contingency as the possible loss is not probable nor can it be reasonably estimated at this time.

6.    CONCENTRATION OF CREDIT RISK

      No single customer accounted for more than 10% of the Company's revenue for the three and nine-month periods ended April 30, 2002 and April 30, 2001. No single customer accounted for more than 10% of the Company's accounts receivable as of April 30, 2002 and July 31, 2001.

INTERNET COMMERCE CORPORATION

Notes to Consolidated Financial Statements
April 30, 2002


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

      Service Bureau - Our service bureau manages and translates the data of small and mid-sized companies that exchange EDI data with large companies and provides various EDI and UPC (universal product code) services. Our service bureau also licenses EDI software.

      Professional Services - Our professional services segment provides comprehensive business-to-business electronic commerce solutions including electronic commerce infrastructure solutions and data mapping services. Our professional services segment also conducts a series of product-independent one-day EDI seminars for electronic commerce users.

      The tables below summarize information about operations and long-lived assets of our operating segments as of and for the three and nine-months ended April 30, 2002 and 2001.


                                                                             Service           Professional
                                                          ICC.NET            Bureau              Services             Total
                                                          -------            ------              --------             -----

Three Months - April 30, 2002
Revenue from external customers                         $ 1,660,461         $   419,567         $   644,554         $ 2,724,582
                                                        ===========         ===========         ===========         ===========

Operating (loss) income                                 $(1,170,251)        $    29,455         $  (662,705)        $(1,803,501)

Other income, net                                            53,166                --                12,161              65,327
                                                        -----------         -----------         -----------         -----------
Net (loss) income                                       $(1,117,085)        $    29,455         $  (650,544)        $(1,738,174)
                                                        ===========         ===========         ===========         ===========

Supplemental segment information:
     Amortization and depreciation                      $   168,827         $    32,611         $   320,753         $   522,191
     Non-cash charges for stock-based
       Compensation                                            --                  --                  --                  --

Nine Months - April 30, 2002
Revenue from external customers                         $ 4,681,202         $ 1,217,959         $ 2,560,947         $ 8,460,108
                                                        ===========         ===========         ===========         ===========

Operating loss                                          $(3,807,528)        $   (32,119)        $(2,101,321)        $(5,940,968)

Other income (expense), net                                 106,095                --               (30,337)             75,758
                                                        -----------         -----------         -----------         -----------
Net loss                                                $(3,701,433)        $   (32,119)        $(2,131,658)        $(5,865,210)
                                                        ===========         ===========         ===========         ===========

Supplemental segment information:
     Amortization and depreciation                      $   574,602         $    72,953         $   988,060         $ 1,635,615
     Non-cash charges for stock-based compensation             --                  --               190,019             190,019

As of April 30, 2002
Property and equipment, net                             $   668,841         $    65,211         $   548,940         $ 1,282,992
Software development costs, net                              59,324             330,105                --               389,429
Goodwill                                                     26,132           2,167,935           1,710,617           3,904,684
Other intangible assets, net                                   --                  --             3,346,000           3,346,000
                                                        -----------         -----------         -----------         -----------
Long lived assets, net                                  $   754,297         $ 2,563,251         $ 5,605,557         $ 8,923,105
                                                        ===========         ===========         ===========         ===========

INTERNET COMMERCE CORPORATION

Notes to Consolidated Financial Statements
April 30, 2002


7.       BUSINESS SEGMENT INFORMATION (CONTINUED)

                                                                               Service         Professional
                                                            ICC.NET            Bureau          Services (A)          Total
                                                            -------            ------          ------------          -----
         Three Months - April 30, 2001
         Revenue from external customers                  $  1,602,157       $    329,319       $  1,109,992       $  3,041,468
                                                          ============       ============       ============       ============

         Operating loss                                   $ (2,024,387)      $   (104,650)      $ (3,699,927)      $ (5,828,964)
         Other income, net                                      70,396               --               (3,406)            66,990
         Income tax benefit                                    344,300               --            1,261,080          1,605,380
                                                          ------------       ------------       ------------       ------------
         Net loss                                         $ (1,609,691)      $   (104,650)      $ (2,442,253)      $ (4,156,594)
                                                          ============       ============       ============       ============

         Supplemental segment information:
              Amortization and depreciation               $    239,132       $     70,606       $  1,010,726       $  1,320,464
              Impairment of acquired intangibles          $       --         $       --         $  1,871,900          1,871,900

         Nine Months - April 30, 2001

         Revenue from external customers                  $  3,542,234       $  1,086,504       $  2,311,500       $  6,940,238
                                                          ============       ============       ============       ============

         Operating loss                                   $ (8,154,411)      $   (114,581)      $ (5,855,510)      $(14,124,502)
         Other income, net                                     369,234               --               36,138            405,372
         Income tax benefit                                    344,300               --            1,261,080          1,605,380
                                                          ------------       ------------       ------------       ------------
         Net loss                                         $ (7,440,877)      $   (114,581)      $ (4,558,292)      $(12,113,750)
                                                          ============       ============       ============       ============

         Supplemental segment information:
              Amortization and depreciation               $    687,368       $    191,765       $  2,022,402       $  2,901,535
              Impairment of acquired intangibles          $       --         $       --         $  1,871,900       $  1,871,900

         As of April 30, 2001
         Property and equipment, net                      $  1,097,312       $     79,931       $  1,038,629       $  2,215,872
         Software development costs, net                       296,620             74,231               --              370,851
         Goodwill, net                                          65,331          2,244,944         16,252,389         18,562,664
         Other intangible assets, net                             --                 --            7,185,300          7,185,300
                                                          ------------       ------------       ------------       ------------
         Long lived assets, net                           $  1,459,263       $  2,399,106       $ 24,476,318       $ 28,334,687
                                                          ============       ============       ============       ============

(A) - The Company's professional services segment was acquired on November 6, 2000.

INTERNET COMMERCE CORPORATION

Notes to Consolidated Financial Statements
April 30, 2002


8.    GOODWILL AND OTHER INTANGIBLE ASSETS

      In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations subsequent to June 30, 2001, be accounted for under the purchase method of accounting. SFAS No.141 also requires that the fair value of an assembled workforce acquired be included in the amount initially recorded as goodwill. The Company reclassified into goodwill $1,710,617 initially recorded as other intangible assets related to the value of the assembled workforce of RTCI as required by this statement. SFAS No. 142 requires that upon adoption, amortization of goodwill will cease; and instead, the carrying value of goodwill will be evaluated for impairment on at least an annual basis. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001; however, the Company has adopted this standard as of the beginning of its 2002 fiscal year, August 1, 2001, as permitted under the provisions of SFAS No. 142. The Company has evaluated goodwill for impairment and has determined that no impairment exists at August 1, 2001. The Company's reporting units utilized for evaluating the recoverability of goodwill are the same as its operating segments.

      The following table reports the amounts that net loss and loss per basic and diluted share would have been in all periods presented exclusive of goodwill amortization expense recognized in those periods.


                                                  Three Months Ended                        Nine Months Ended
                                                       April 30,                                April 30,
                                          ---------------------------------         -----------------------------------
                                              2002                 2001                 2002                 2001
                                          ------------         -------------        -------------        --------------

Reported net loss                         $  (1,738,174)       $  (4,156,594)       $  (5,865,210)       $  (12,113,750)
Add:  Goodwill amortization                       --                 543,817                 --               1,155,007
                                          -------------        -------------        -------------        --------------
Adjusted net loss                         $  (1,738,174)       $  (3,612,777)       $  (5,865,210)       $  (10,958,743)
                                          =============        =============        =============        ==============


Reported basic and diluted loss per
  common share                            $       (0.21)       $       (0.45)       $       (0.62)       $        (1.47)
Add:  Goodwill amortization                        --                   0.06              --                       0.14
                                          -------------        -------------        -------------        --------------
Adjusted basic and diluted                $       (0.21)       $       (0.39)       $       (0.62)       $        (1.33)
loss per share                            =============        =============        =============        ==============

      At April 30, 2002, other intangible assets consisted of the proprietary technology acquired in the acquisition of RTCI. The proprietary technology is being amortized over five years and amortization expense has been recorded in cost of services. Additional information on the Company's other intangible assets is as follows:

                                  As of April 30, 2002     As of July 31, 2001
                               -------------------------  ----------------------
                                 Gross                     Gross
                                Carrying    Accumulated   Carrying   Accumulated
                                 Value      Amortization   Value    Amortization
                               -----------  ------------  --------- ------------

Amortized intangible assets
     Proprietary technology     4,780,000    1,434,000    4,780,000      717,000
     Assembled workforce             --           --      2,154,595      299,741
                               ----------   ----------   ----------   ----------
Total                          $4,780,000   $1,434,000   $6,934,595   $1,016,741
                               ==========   ==========   ==========   ==========

      The Company did not have any indefinite lived intangible assets that were not subject to amortization as of April 30, 2002 or as of July 31, 2001.
      The aggregate amortization expense for other intangible assets was approximately $717,000 and $938,800 during the nine months ended April 30, 2002 and April 30, 2001, respectively.

      At July 31, 2001, estimated amortization expense for the five years commencing August 1, 2002 related to other intangible assets is as follows:

                  2002      $956,000
                  2003      $956,000
                  2004      $956,000
                  2005      $956,000
                  2006      $239,000

INTERNET COMMERCE CORPORATION

Notes to Consolidated Financial Statements
April 30, 2002


9.    SUPPLEMENTAL NON-CASH DISCLOSURES TO STATEMENT OF CASH FLOWS

      The Company had the following non-cash investing and financing activities:

                                                     Nine Months Ended April 30,
                                                     ---------------------------
                                                         2002           2001
                                                      ----------     ----------
 Issuance of common stock for dividends
   on preferred stock                                 $   400,000    $      --
 Issuance of common stock for services                     77,400           --
 Property acquired under capital leases                    51,804         44,945
 Amounts related to business acquisition:
      Fair value of assets acquired, net
      of cash acquired, less:                                --       28,492,257
                                                      -----------    -----------
              Liabilities assumed                            --        1,921,092
              Fair value of equity instruments
                issued                                       --       20,529,624
              Note receivable                                --        5,000,000
              Transactions costs paid in
                prior period                                 --          369,486
              Transaction costs accrued                      --          650,000
                                                      -----------    -----------

                                                             --       28,470,202
                                                      -----------    -----------
       Payment for purchase of
         acquisitions, net of cash acquired                  --           22,055


10.   SUBSEQUENT EVENT

      As of May 31, 2002, and subsequent to April 30, 2002, the Company received an additional $116,770 in proceeds and issued a total of 46,708 shares of class A common stock and warrants to purchase 46,708 shares of class A common stock.

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

      In this Item 2, references to the "Company", "we", "our", or "us", mean Internet Commerce Corporation.

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

      In November 2000, we completed the acquisition of RTCI, through which we acquired our professional services segment. RTCI is an electronic commerce infrastructure solutions company serving the business-to-business electronic commerce market. RTCI helps its clients conduct business electronically through a continuum of services including eConsulting, data transformation mapping (EDI, EAI, XML) and internetworking. RTCI has developed a business model that offers remote service delivery, fixed and value-based pricing and reusable solutions. Subsequent to the acquisition, due to a reduction of the workforce of RTCI, a steep decline in value of companies similar to RTCI, continued operating losses and a significant reduction in the forecasted future operating profits of our professional services segment, management determined that triggering events had occurred related to certain intangible assets. Projected cash flow analysis related to those assets determined that the assets had been impaired. These intangible assets were written down to estimated fair value based on the related discounted expected future cash flows in fiscal year 2001.

      We rely on many of our competitors to interconnect, at reasonable cost, with our service. We have interconnection arrangements with more than 50 business-to-business networks for the benefit of our customers. Two of the largest networks, GE Global Exchange Services ("GXS") and Sterling Commerce, which we believe account for approximately 60% of the estimated EDI users, have chosen to discontinue their interconnect arrangements with the Company. GXS discontinued its interconnection with our service in September 2001 and Sterling Commerce discontinued its interconnection with our service on April 8, 2002. We have entered into arrangements with Peregrine Systems, Inc. and IBM Corporation so our customers can continue to communicate through us with their trading communities. As a result of these new interconnection arrangements, we will incur additional costs and may lose existing customers if the arrangements we have provided are inadequate for their business purposes. We believe, however, that the arrangements we have made will satisfy our existing customers and that our business and financial condition will not be materially or adversely affected as a result of these new arrangements.

Critical Accounting Policies and Significant Use of Estimates in Financial Statements

      The Securities and Exchange Commission ("SEC") recently issued disclosure guidance for "critical accounting policies." The SEC defines "critical accounting policies" as those that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

      The following list of critical accounting policies is not intended to be a comprehensive list of all of our accounting policies. Our significant accounting policies are more fully described in Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles with no need for management's judgment in their application. There are also areas in which management's judgment in selecting any available alternative would not produce a materially different result. We have identified the following to be critical accounting policies of the Company:

      Revenue Recognition: The Company derives its revenue from subscriptions to its ICC.NET service, which include transaction, mailbox and fax transmission fees. The subscription fees are comprised of both fixed and usage-based fees. Fixed subscription fees are recognized on a pro-rata basis over the subscription period, generally one year. Usage fees are recognized in the period the services are rendered. The Company also derives revenue through implementation fees and interconnection fees. Implementation fees are recognized over the life of the subscription period. Interconnection fees are fees charged to connect to another VAN service and are recognized when the data is transmitted to the connected service.

      The Company also provides a broad range of professional services consisting of EDI and electronic commerce consulting, data mapping services and EDI education and training at seminars hosted by leading universities around the United States. Revenue from EDI and electronic commerce consulting and education and training are recognized when the services are provided. Revenue from data mapping services are recognized when the map has been completed and delivered to the customer. Revenue from fixed fee professional service contracts are recognized using the percentage-of-completion method of accounting, as prescribed by SOP 81-1 "Accounting for Performance of Construction-Type and Certain Production-Type Contracts."

      The percentage of completion for each contract is determined based on the ratio of direct labor hours incurred to total estimated direct labor hours required to complete the contract. The Company may periodically encounter changes in estimated costs and other factors that may lead to a change in the estimated profitability of a fixed-price contract. In such circumstances, adjustments to cost and profitability estimates are made in the period in which the underlying factors requiring such revisions become known. If such revisions indicate a loss on a contract, the entire loss is recorded at such time. Amounts billed in advance of services being performed are recorded as deferred revenue. Certain fixed-fee contracts may have substantive customer acceptance provisions. The acceptance terms generally include a single review and revision cycle for each deliverable to incorporate the customer's suggested or required modifications. Deliverables are considered accepted upon completion of the review and revision and revenue is recognized upon acceptance.

      The Company also derives revenue from its service bureau. Service bureau revenues are comprised of EDI services, including data translation services, purchase order and invoice processing from EDI-to-print and print-to-EDI, UPC services, including UPC number generation, UPC catalog maintenance and UPC label printing. The service bureau also derives revenue from software licensing and provides software maintenance and support. Revenue from the EDI services and UPC services is recognized when the services are provided. The Company accounts for its EDI software license sales in accordance with the American Institute of Certified Public Accountants' Statement of Position 97-2, "Software Revenue Recognition", as amended. Revenue from software licenses are recognized when all of the following conditions are met: (1) a non-cancelable non-contingent license agreement has been signed; (2) the software product has been delivered; (3) there are no material uncertainties regarding customer acceptance; and (4) collection of the resulting receivable is probable. Revenue from software maintenance and support contracts are recognized ratably over the life of the contract. The Company's software license revenue was not significant in any of the periods presented.

      In addition, SOP 97-2, generally requires revenue from software arrangements involving multiple elements to be allocated to each element of the arrangement based on the relative fair values of the elements, such as software licenses, post contract customer support, installation, or training and recognized as the element is delivered and the Company has no significant remaining performance obligations. The Company's multiple element arrangements generally consist of a software license and post contract support. The Company allocates the aggregate revenues from multiple element arrangements to each element based on vendor specific objective evidence. The Company has established vendor specific objective evidence for each of the elements as it sells both the software and post contract customer support independent of multiple element agreements. Customers are charged standard prices for the software and post contract customer support and theses prices do not vary from customer to customer.

      If the Company enters into a multiple element agreement where vendor specific objective evidence of fair value for each element of the arrangement does not exist, all revenue from the arrangement is deferred until all elements of the arrangement are delivered.

      Service revenue from maintenance contracts is recognized ratably over the term of the maintenance contract, on a straight-line basis. Other service revenue is recognized at the time the service is performed.

      Goodwill: Goodwill consists of the excess purchase price over the fair value of identifiable net assets of acquired businesses. The carrying value of goodwill is evaluated for impairment on an annual basis. Management also reviews goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount of goodwill may be impaired. If it is determined that an impairment in value has occurred, goodwill will be written down to the present value of the expected future operating cash flows to be generated by the respective reporting unit. The Company has evaluated goodwill for impairment and has determined that no impairment exists at August 1, 2001. The Company's reporting units utilized for evaluating the recoverability of goodwill are the same as its operating segments.

      Other Intangible Assets: Other Intangible assets are carried at cost less accumulated amortization. Other intangible assets are amortized on a straight-line basis over their expected lives, which are estimated to be five years. The Company did not have any indefinite lived intangible assets that were not subject to amortization

      Impairment of long-lived assets. Long-lived assets of the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Management also reevaluates the periods of amortization of long-lived assets to determine whether events and circumstances warrant revised estimates of useful lives. The Company evaluates the carrying value of its long-lived assets in relation to the operating performance and future undiscounted cash flows of the asset when indications of impairment are present. If it is determined that an impairment in value has occurred, the excess of the value of the asset will be written down to the present value of the expected future operating cash flows to be generated by the asset.

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

      Income Taxes: We have a history of unprofitable operations from the operating losses incurred, which generated significant state and federal tax net operating losses, or NOL carryforward. GAAP requires that we record a valuation allowance against the deferred tax asset associated with this NOL if it is "more likely than not" that we will not be able to utilize it to offset future taxes. Due to our history of unprofitable operations, we have recorded a valuation allowance equal to 100% of these deferred tax assets.

      It is possible, however, that we could be profitable in the future at levels which cause management to conclude that it is more likely than not that we will realize all or a portion of the NOL carryforward. Upon reaching such a conclusion, we would immediately record the estimated net realizable value of the deferred tax asset at that time and would then provide for income taxes at a rate equal to our combined federal and state effective rates. Subsequent revisions to the estimated net realizable value of the deferred tax asset could cause our provision for income taxes to vary significantly from period to period, although our cash tax payments would remain unaffected until the benefit of the NOL is utilized.

      Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates. The following discussion reviews items incorporated in our financial statements that required the use of significant management estimates.

      In connection with our purchase of Intercoastal Data Corporation ("IDC") and Research Triangle Commerce, Inc. ("RTCI"), we allocated the total acquisition costs to all tangible and intangible assets acquired and all liabilities assumed, with the excess purchase price over the fair value of net assets acquired recorded to goodwill. To arrive at the allocation of the total purchase price, management used the best information available to make certain assumptions in estimating the fair market value of IDC's and RTCI's tangible assets, intangible assets (such as trademarks, brand, intellectual property rights to developed technology, and customer lists) and liabilities.

      Impairment of acquired intangibles in the amount of $1,872,000 resulted from a reduction of the workforce of RTCI during and subsequent to the three-month period ended April 30, 2001. The workforce of RTCI was recorded at its estimated fair value at the time of the merger. The value of the workforce was impaired approximately 50% by the reduction of RTCI personnel.

      In March 2000, ICC granted an option to purchase 100,000 shares of class A common stock pursuant to a consulting agreement with a former executive officer and board member. The Black-Scholes option-pricing model was used to determine the market value of these options, which required management to make certain estimates for values of variables used by the model. Management estimated the values for stock price volatility, the expected life of the options and risk-free rate based on information that was available to management at the time the Black-Scholes option-pricing calculations were performed. Non-cash consulting charges for this stock option amounted to $450,000 in the 2001 Nine Months.

      In connection with a warrant exchange offer in April 2002, the Company valued the repriced and newly issued warrants at $461,084 using the Black-Scholes pricing model. This amount has been deducted from the Company's net loss to increase the net loss attributable to common stockholders.

Three  Months  Ended April 30, 2002  Compared  with Three Months Ended April 30,
2002.

Results of Operations - Consolidated

The following table reflects consolidated operating data by reported segments. All significant intersegment activity has been eliminated. Accordingly, segment results reported exclude the effect of transactions between our subsidiary and us.


                                                       Three Months Ended
                                                            April 30,
                                                --------------------------------
 Consolidated loss before income taxes:              2002              2001
                                                 ------------       -----------

ICC.Net                                          $ (1,117,085)      $(1,945,365)
Service Bureau                                         29,455          (104,650)
Professional Services                                (650,544)       (3,711,959)
                                                 ------------       -----------
Consolidated loss before income taxes              (1,738,174)      $(5,761,974)
                                                 ============       ===========

Results of Operations - ICC.Net

      Our ICC.NET service, the Company's global Internet-based value added network, or VAN, uses the Internet and our proprietary technology to deliver our customers' documents and data files to members of their trading communities, many of which may have incompatible systems, by translating the documents and data files into any format required by the receiver. The following table summarizes operating results for our ICC.Net service:

                                                          Three Months Ended
                                                              April 30,
                                                   -----------------------------
                                                        2002            2001
                                                   ------------     ------------
      Revenue:
          Services not including Triaton Joint
            Services Agreement                     $  1,660,461     $ 1,102,157
          Services performed under Triaton Joint
            Services Agreement                               --         500,000
                                                     --------------  -----------
                                                      1,660,461       1,602,157
      Expenses:
          Cost of services                              924,318         903,094
          Product development and enhancement           198,292         158,216
          Selling and marketing                         713,278         924,865
          General and administrative                    994,824       1,640,369
                                                    -----------     -----------
                                                      2,830,712       3,626,544
                                                    -----------     -----------
      Operating loss                                 (1,170,251)     (2,024,387)
                                                    -----------     -----------
      Other income, net                                  53,166          79,022
                                                    -----------     -----------
                                                    $(1,117,085)    $(1,945,365)
      Loss before income taxes                      ===========     ===========

      Revenue - ICC.Net - Revenue related to our ICC.NET service was 61% of consolidated revenue for the quarter ended April 30, 2002 ("2002 Quarter"). Our ICC.NET service revenue increased $58,000 in the 2002 Quarter from the quarter ended April 30, 2001 ("2001 Quarter"). The 2001 Quarter included $500,000 of fees from Triaton GmbH, a subsidiary of ThyssenKrupp Information Services GmbH, under a Joint Services Agreement dated July 28, 2000. No such fees were recognized in the 2002 Quarter. Transaction fees from our ICC.NET service increased $692,000 as a result of a larger billable customer base and increased volume usage by new and existing customers.

      Cost of services - ICC.Net - Cost of services relating to our ICC.NET service was 56% of revenue derived from the service in the 2002 Quarter, compared to 56% of revenue in the 2001 Quarter. Cost of services related to our ICC.Net service consists primarily of salaries and employee benefits and connectivity fees. Connectivity fees are those costs that we incur to transmit data electronically. These fees include charges from other VANS and charges from Internet service providers. We reduced our cost of services personnel to 23 at the end of the 2002 Quarter from 46 at the end of the 2001 Quarter and as a result we were able to reduce salaries and benefits $196,000. However, these savings were partially offset by our increase in cost for connectivity fees of $118,000 in the 2002 Quarter from the 2001 Quarter. The increase in connectivity fees was primarily due to additional fees incurred to offer our customers and their trading partners alternative connectivity as a result of GXS and Sterling disconnecting our service from their networks. We anticipate that our ICC.NET cost of services will decline as a percentage of revenue in future periods due to increased utilization of our existing communications infrastructure as we expect the use of our service to increase.

      Product development and enhancement - ICC.Net - Product development and enhancement costs relating to our ICC.Net service consists primarily of salaries and employee benefits. The increase of $21,000 in the 2002 Quarter from the 2001 Quarter was primarily the result of additional costs due to implementing alternative connectivity of our ICC.NET service as a result of GXS and Sterling disconnecting our service from their networks and other enhancements in the amount of $232,000. This was partially offset by a decrease of $163,000 in salaries and employee benefits which were realized as a result of reducing staffing to thirteen employees in the 2002 Quarter from nineteen employees in the 2001 Quarter. The reduction in employees was necessary to reduce our operating expenses in order to reach our goal of cash flow breakeven. The reduction in employees did not affect the quality or reliability of our service; however, a number of enhancement projects were postponed as a result. The postponement of some of these enhancement projects has delayed the initiation of service to certain customers.

      Selling and marketing - ICC.Net - Selling and marketing expenses relating to our ICC.Net service consist primarily of salaries and employee benefits, advertising and tradeshow costs and travel-related costs. Selling and marketing expenses related to our ICC.NET service were reduced $212,000 in the 2002 Quarter from the 2001 Quarter. We reduced advertising and tradeshow costs $48,000 and travel-related costs $32,000 in the 2002 Quarter from the 2001 Quarter as a result of our cost reduction efforts to achieve to cash flow breakeven. In addition, consulting fees decreased $48,000 as a result of a branding project that was completed in the 2001 Quarter.

      General and administrative - ICC.Net - General and administrative expenses supporting our ICC.NET service consist primarily of salaries and employee benefits, facility costs and legal and professional fees. General and administrative costs supporting our ICC.Net service decreased $645,000 in the 2002 Quarter. Legal and professional fees increased $238,000 in the 2002 Quarter primarily as a result of exploring legal remedies available to us as a result of GXS and Sterling disconnecting our service from their networks. Consulting fees decreased $74,000 as a result of the termination of a consulting contract with a former officer of the Company that resulted in a charge in the 2001 Quarter. Also, depreciation and amortization decreased $133,000 primarily as a result of the Company's implementation of SFAS No. 142, effective August 1, 2001, which requires goodwill to be tested for impairment on a periodic basis and no longer permits the amortization of goodwill. The 2001 Quarter included severance of $438,000, due to the termination of an officer. In addition, expenses associated with the integration of the information systems of acquired companies amounted to $256,000. No such expenses were incurred in the 2002 Quarter.

      Other income - ICC.Net - Other income decreased as a result of lower average cash balances in the 2002 Quarter compared to the 2001 Quarter. In addition, we had realized gains from the sale of marketable securities in the amount of $42,000 in the 2002 Quarter. No realized gains were recognized in the 2001 Quarter.

Results of Operations - Service Bureau

      Our service bureau manages and translates the data of small and mid-sized companies that exchange EDI data with large companies and provides various EDI and UPC (universal product code) services. Our service bureau also licenses EDI software. The following table summarizes operating results for our service bureau:

                                                            Three Months Ended
                                                                April 30,
                                                       -------------------------
                                                          2002           2001
                                                        --------      ---------
Revenue:
  Services                                             $ 419,567      $ 329,319
                                                       ---------      ---------

Expenses:
    Cost of services                                     208,685        169,532
    Product development and enhancement                   32,164         78,796
    Selling and marketing                                 34,501         34,947
    General and administrative                           114,762        150,694
                                                       ---------      ---------
                                                         390,112        433,969
                                                       ---------      ---------

Operating income (loss)                                   29,455       (104,650)
                                                       ---------      ---------

Other income, net                                           --             --
                                                       ---------      ---------

Income (loss) before income taxes                      $  29,455      $(104,650)
                                                       =========      =========

      Revenue - Service Bureau - Revenue related to our service bureau was 15% of the 2002 Quarter consolidated revenue. The service bureau's revenue was primarily generated from services performed, customer support and licensing fees. The increase in revenue of $90,000 was primarily the result of an increased demand for barcode label printing from existing customers.

      Cost of services - Service Bureau - Cost of services relating to our service bureau was 50% of revenue derived from the service bureau in the 2002 Quarter, compared to 51% of revenue derived from the service bureau in the 2001 Quarter. Cost of services related to our service bureau consists primarily of salaries and employee benefits. The increase in cost of services was primarily the result of an increase in salaries and employee benefits as a result of hiring employees that were previously outsourced from a temporary employment agency.

      Product development and enhancement - Service Bureau - Product development and enhancement costs consist primarily of salaries and employee benefits. Product development and enhancement costs incurred by our service bureau decreased $47,000 in the 2002 Quarter from the 2001 Quarter. The decrease was primarily attributable to a decrease in salaries and employee benefits as a result of reduced staffing in the 2002 Quarter from the 2001 Quarter. The reduced staffing did not have any impact on future or existing projects.

      Selling and marketing - Service Bureau - Selling and marketing expenses relating to our service bureau consist primarily of salaries and employee benefits.

      General and administrative - Service Bureau - General and administrative expenses relating to our service bureau consist primarily of salaries and employee benefits.

Results of Operations - Professional Services

      Our professional services segment provides comprehensive business-to-business electronic commerce solutions including electronic commerce infrastructure solutions and data mapping services. Our professional services segment also conducts a series of product-independent one-day EDI seminars for electronic commerce users. The following table summarizes operating results for our professional services:

                                                          Three Months Ended
                                                              April 30,
                                                   -----------------------------
                                                       2002            2001
                                                   -----------      -----------
Revenue:
  Services                                         $   644,554      $ 1,109,992
                                                   -----------      -----------

Expenses:
    Cost of services                                   730,738        1,405,783
    Selling and marketing                              175,121          402,579
    General and administrative                         401,400        1,129,657
    Impairment of acquired intangible                     --          1,871,900
                                                   -----------      -----------
                                                     1,307,259        4,809,919
                                                   -----------      -----------

Operating loss                                        (662,705)      (3,699,927)

Other income (expense), net                             12,161          (12,032)
                                                   -----------      -----------

Loss before income taxes                           $  (650,544)     $(3,711,959)
                                                   ===========      ===========

      Revenue - Professional services - Revenue related to professional services was 24% of the 2002 Quarter consolidated revenue. Revenue generated from professional services consists of consulting, educational and mapping services. As a result of the continuing economic slowdown, revenue from professional services has decreased $465,000. In addition, the impact of headcount reductions also contributed to a decrease in revenue.

      Cost of services - Professional Services - Cost of services relating to professional services was 113% of revenue derived from professional services in the 2002 Quarter, compared to 127% of revenue in the 2001 Quarter. Cost of services related to our professional services consists primarily of salaries and employee benefits, contract labor and depreciation and amortization. Salaries and employee benefits relating to our professional services decreased $156,000 in the 2002 Quarter, compared to the 2001 Quarter due to a reduction in the workforce. Non-reimbursable travel-related expenses decreased $130,000 as a direct result of the reduction in the workforce. Contract labor decreased $135,000 as a consequence of decreased revenues. In addition, amortization decreased $200,000 as a result of the impairment of the acquired workforce recognized at the end of 2001 Quarter.

      Selling and marketing - Professional Services - Selling and marketing expenses relating to our professional services consist primarily of salaries and employee benefits. Selling and marketing expenses related to our professional services were reduced $227,000 in the 2002 Quarter from the 2001 Quarter. The decrease in selling and marketing expenses was primarily attributable to a decrease in salaries and benefits of $82,000, primarily due to a reduction in the workforce, and a decrease of $45,000 in travel-related expenses as a result of the reduction in workforce. We also reduced our trade show and advertising expenses in the amount of $73,000 as a result of focusing on our ICC.Net service. In addition, we had a $30,000 decrease in amortization of our acquired customer list, which was impaired in the 2001 Quarter.

      General and administrative - Professional Services - General and administrative expenses supporting our professional services consist primarily of salaries and employee benefits, facility costs and depreciation and amortization. General and administrative costs supporting our professional services decreased $728,000 in the 2002 Quarter from the 2001 Quarter. The decrease was partially attributable to a decrease in depreciation and amortization of $478,000, a result of the Company's implementation of SFAS No. 142, effective August 1, 2001, which requires goodwill to be tested for impairment on a periodic basis and no longer permits the amortization of goodwill. The decrease was also attributable to a decrease in salaries and benefits of $166,000 primarily due to a reduction in the workforce. In addition, we also reduced facility charges by $47,000 primarily as a result of renegotiating the terms of the lease to reduce office space from our existing facility.

Nine Months Ended April 30, 2002 Compared with Nine Months Ended April 30, 2001.

Results of Operations

      The following table reflects consolidated operating data by reported segment. All significant intersegment activity has been eliminated. Accordingly, segment results reported exclude the effect of transactions between our subsidiary and us:

                                                           Nine Months Ended
                                                              April 30,
                                                 -------------------------------
Consolidated loss before income taxes:               2002              2001
                                                 ------------      -------------

ICC.Net                                          $ (3,701,433)     $ (7,785,177)
Service Bureau                                        (32,119)         (114,581)
Professional Services                              (2,131,658)       (5,819,372)
                                                 ------------      ------------
Consolidated loss before income taxes            $ (5,865,210)     $(13,719,130)
                                                 ============      ============

Results of Operations - ICC.Net

      The following table summarizes operating results for our ICC.Net service:

                                                         Nine Months Ended
                                                             April 30,
                                                  ------------------------------
                                                       2002            2001
                                                  ------------     ------------
Revenue:
  Services not including Triaton Joint
    Services Agreement                            $  4,681,202     $  2,542,234
  Services performed under Triaton Joint
    Services Agreement                                    --          1,000,000
                                                  ------------     ------------

                                                     4,681,202        3,542,234
Expenses:

    Cost of services                                 2,897,584        2,656,022
    Product development and enhancement                610,458          409,057
    Selling and marketing                            2,197,020        3,254,969
    General and administrative                       2,783,668        4,926,487
    Non-cash charges for stock-based
      compensation and services                           --            450,110
                                                  ------------     ------------
                                                     8,488,730       11,696,645
                                                  ------------     ------------

Operating loss                                    $ (3,807,528)    $ (8,154,411)
                                                  ------------     ------------

Other income, net                                      106,095          369,234
                                                  ------------     ------------


Loss before income taxes                          $ (3,701,433)    $ (7,785,177)
                                                  ============     ============

      Revenue - ICC.Net - Revenue related to our ICC.NET service was 55% of the consolidated revenue for the nine months ended April 30, 2002 ("2002 Nine Months"). Our ICC.NET service revenue increased $1,139,000 in the 2002 Nine Months from the nine months ended April 30, 2001 ("2001 Nine Months). The 2001 Nine Months includes $1,000,000 of fees from Triaton GmbH, a subsidiary of ThyssenKrupp Information Services GmbH, under a Joint Services Agreement dated July 28, 2000. No such fees were recognized in the 2002 Nine Months. Transaction fees from our ICC.NET service increased $2,237,000 as a result of a larger billable customer base and increased volume usage by new and existing customers.

      Cost of services - ICC.Net - Cost of services relating to our ICC.NET service was 62% of revenue derived from the service in the 2002 Nine Months, compared to 75% of revenue in the 2001 Nine Months. Cost of services related to our ICC.Net service consists primarily of salaries and employee benefits and connectivity fees. Connectivity fees are those costs that we incur to transmit data electronically. These fees include charges from other VANS and charges from Internet service providers. Salaries and benefits increased $48,000 in the 2002 Nine Months from the 2001 Nine Months and connectivity fees increased $258,000 in the 2002 Nine Months from the 2001 Nine Months. The increase in connectivity fees was primarily due to additional fees incurred to offer our customers and their trading partners alternative connectivity as a result of GXS and Sterling disconnecting our service from their networks. In addition, consulting fees decreased $107,000 in the 2002 Nine Months from the 2001 Nine Months. The consulting fees in the 2001 Quarter were for mapping services performed by RTCI prior to its acquisition in November 2000. We anticipate that our ICC.NET cost of services will continue to decline as a percentage of revenue in future periods due to increased utilization of our existing communications infrastructure as we expect the use of our service to increase.

      Product development and enhancement - ICC.Net - Product development and enhancement costs relating to our ICC.Net service consist primarily of salaries and employee benefits and software and hardware purchases. The increase of $201,000 in the 2002 Nine Months from the 2001 Nine Months was primarily the result of additional costs due to implementing alternative connectivity of our ICC.NET service as a result of GXS and Sterling disconnecting our service from their networks and other enhancements in the amount of $602,000. This was partially offset by a decrease of $295,000 in salaries and employee benefits which were realized as a result of reducing staffing to thirteen employees at the end of the 2002 Nine Months from nineteen employees at the end of the 2001 Nine Months. The reduction in employees was necessary to reduce our operating expenses in order to reach our goal of positive cash flow. The reduction in employees did not affect the quality or reliability of our service, however, there were a number of enhancement projects that were postponed as a result. It is not expected that the postponement of these enhancement projects will affect future revenue. In addition, as part of overall cost reduction, travel-related expenses were reduced by $22,000 and consulting expenses were reduced $16,000.

      Selling and marketing - ICC.Net - Selling and marketing expenses relating to our ICC.Net service consist primarily of salaries and employee benefits, advertising and tradeshow costs and travel-related costs. Selling and marketing expenses related to our ICC.NET service were reduced $1,058,000 in the 2002 Nine Months from the 2001 Nine Months. Salaries and employee benefits related to our ICC.NET service decreased $491,000, primarily due to the elimination of our telesales force. We reduced advertising and tradeshow costs $98,000 and travel-related costs $138,000 in the 2002 Nine Months from the 2001 Nine Months as a result of our cost reduction efforts to achieve to cash flow breakeven. In addition, consulting fees decreased $195,000 primarily as a result of a branding project and a mass marketing project that was completed in the 2001 Nine Months. No similar projects were undertaken in the 2002 Nine Months.

      General and administrative - ICC.Net - General and administrative expenses supporting our ICC.NET service consist primarily of salaries and employee benefits, facility costs and legal and professional fees. General and administrative costs supporting our ICC.Net service decreased $2,143,000 in the 2002 Nine Months from the 2001 Nine Months. Salaries and related employee benefits decreased $306,000 in the 2002 Nine Months, due to a reduction in the workforce. Recruitment fees decreased $137,000 as a result of a hiring freeze during the 2002 Nine Months. Consulting fees decreased $281,000 as a result of the termination of a consulting contract with a former officer of the Company that resulted in a charge in the 2001 Nine Months. Also, depreciation and amortization decreased $240,000 primarily as a result of the Company's implementation of SFAS No. 142, effective August 1, 2001, which requires goodwill to be tested for impairment on a periodic basis and no longer permits the amortization of goodwill. The 2001 Nine Months included severance of $455,000, primarily due to the termination of an officer, and expenses associated with the integration of the information systems of the acquired companies that amounted to $827,000.

      Non-cash charges - ICC.Net - In March 2000, ICC granted an option to purchase 100,000 shares of class A common stock pursuant to a consulting agreement with a former executive officer and board member. Non-cash consulting charges for this stock option amounted to $450,000 in the 2001 Nine Months.

      Other income, net - Interest and investment income decreased to $129,000 in the 2002 Nine Months from $380,000 in the 2001 Nine Months. The decrease was due to lower average cash balances in the 2002 Nine Months compared to the 2001 Nine Months. This was offset by realized gains from sales of marketable securities in the amount of $106,000 in the 2002 Nine Months. No such realized gains were recognized in the 2001 Nine Months.

Results of Operations - Service Bureau

      The following table summarizes operating results for our service bureau:

                                                          Nine Months Ended
                                                              April 30,
                                                     --------------------------
                                                         2002           2001
                                                     -----------    -----------
Revenue:
  Services                                           $ 1,217,959    $ 1,086,504
                                                     -----------    -----------
Expenses:
    Cost of services                                     663,730        464,130
    Product development and enhancement                  119,328        265,597
    Selling and marketing                                 95,767         77,146
    General and administrative                           371,253        394,212
                                                     -----------    -----------
                                                       1,250,078      1,201,085
                                                     -----------    -----------

Operating loss                                           (32,119)      (114,581)
                                                     -----------    -----------

Other income, net                                           --             --
                                                     -----------    -----------

Loss before income taxes                             $   (32,119)   $  (114,581)
                                                     ===========    ===========


      Revenue - Service Bureau - Revenue related to our service bureau was 14% of the 2002 Nine Month consolidated revenue. The service bureau's revenue was primarily generated from services performed, customer support and licensing fees. The increase in revenues of $131,000 was primarily the result of an increased demand for barcode label printing from existing customers.

      Cost of services - Service Bureau - Cost of services relating to our service bureau was 54% of revenue derived from the service bureau in the 2002 Nine Months, compared to 43% of revenue derived from the service bureau in the 2001 Nine Months. Cost of services related to our service bureau consists primarily of salaries and employee benefits. The increase in cost of services was primarily the result of an increase in salaries and employee benefits as a result of hiring employees that were previously outsourced from a temporary employment agency.

      Product development and enhancement - Service Bureau - Product development and enhancement costs consist primarily of salaries and employee benefits. Product development and enhancement costs incurred by our service bureau decreased $146,000 in the 2002 Nine Months from the 2001 Nine Months. The decrease was primarily attributable to costs being capitalized for newly developed software in the amount of $82,000. Also, we reduced consulting fees $52,000 by hiring an additional employee to perform the work previously performed by consultants.

      Selling and marketing - Service Bureau - Selling and marketing expenses relating to our service bureau consist primarily of salaries and employee benefits.

      General and administrative - Service Bureau - General and administrative expenses relating to our service bureau consist primarily of salaries and employee benefits.

Results of Operations - Professional Services

      Note: The following analysis of professional services for the 2001 Nine Months reflects the results of operations of our professional services group from November 6, 2000, the acquisition date of RTCI.

      The following table summarizes operating results for our professional services:

                                                          Nine Months Ended
                                                              April 30,
                                                   -----------------------------
                                                      2002             2001
                                                   -----------      ------------

Revenue:
  Services                                         $ 2,560,947      $ 2,311,500
                                                   -----------      -----------

Expenses:
    Cost of services                                 2,931,518        3,138,466
    Selling and marketing                              530,386          764,722
    General and administrative                       1,010,345        2,391,922
    Non-cash charges for stock-based
      compensation and services                        190,019             --
    Impairment of acquired intangibles                    --          1,871,900
                                                   -----------      -----------
                                                     4,662,268        8,167,010
                                                   -----------      -----------

Operating loss                                     $(2,101,321)     $(5,855,510)
                                                   -----------      -----------

Other (expense) income, net                            (30,337)          36,138
                                                   -----------      -----------

Loss before income taxes                           $(2,131,658)     $(5,819,372)
                                                   ===========      ===========

      Revenue - Professional services - Revenue related to professional services was 30% of the 2002 Nine Months consolidated revenue. Revenue generated from professional services consists of consulting, educational and mapping services. The average monthly revenue decreased in the 2002 Nine Months as a result of the continuing economic slowdown. In addition, the impact of headcount reductions also contributed to a decrease in average monthly revenue.

      Cost of services - Professional Services - Cost of services relating to professional services was 114% of revenue derived from professional services in the 2002 Nine Months, compared to 136% of revenue in the 2001 Nine Months. The decrease of cost of services as a percent of revenue in the 2002 Nine Months is primarily the result of the amortization of the workforce intangible of $400,000 in the 2001 Nine Months. As required by FAS 142, we reclassed the workforce intangible from other intangible assets to goodwill and as a result no such amortization charge was incurred in the 2002 Nine Months. Cost of services related to our professional services consists primarily of salaries and employee benefits, contract labor and depreciation and amortization.

      Selling and marketing - Professional Services - Selling and marketing expenses relating to our professional services consist primarily of salaries and employee benefits.

      General and administrative - Professional Services - General and administrative expenses supporting our professional services consist primarily of salaries and employee benefits, facility costs and depreciation and amortization.

      Non-cash charges - Professional Services - Non-cash charges for compensation and services relating to our professional services in the 2002 Nine Months consisted of $190,000 of stock-based compensation expenses related to 172,907 unvested restricted shares issued to RTCI employees in connection with our acquisition of RTCI. The value of the restricted shares was amortized from the date of acquisition through January 1, 2002.

      Impairment of Acquired Intangibles - Professional Services -Due to a reduction of the workforce of RTCI, management determined that a triggering event had occurred related to the acquired workforce. Projected cash flow analysis related to this asset determined that this asset had been impaired. This intangible asset was written down to estimated fair value based on the related discounted expected future cash flows and other relevant factors. During the 2001 Nine Months, we recorded an impairment charge related to the impaired intangible acquired from RTCI.

Liquidity and Capital Resources

      Our principal sources of liquidity, which consist of cash and cash equivalents and marketable securities, decreased to $1,606,000 as of April 30, 2002 from $2,889,000 as of July 31, 2001. We believe, these resources together with the amounts owed to us by Triaton GmbH under the Joint Services Agreement, should provide us with sufficient liquidity to continue in operation through July 31, 2003. The Joint Services Agreement requires payment by Triaton of $1,000,000 in July 2002 and $6,000,000 during fiscal year 2003. However, if we do not receive the scheduled payments from Triaton GmbH and we cannot reduce costs to achieve sufficient savings, or our expenses increase more than anticipated, our revenue does not increase as anticipated because of competitive or other reasons, our cash resources may not be sufficient and we will require additional financing. There can be no assurances that any financing will be available or that the terms will be acceptable to us, or that any financing will be consummated.

      We anticipate losses through July 31, 2002 as we continue to expand the commercial markets for our ICC.NET service and service bureau.

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

      We sold in the October 2001 private placement 1,159,716 shares of class A common stock and warrants to purchase 347,915 additional shares of class A common stock for gross proceeds of $3,189,219. The warrants expire in October 2006 and are exercisable at $3.58 per share, subject to adjustment pursuant to customary antidilution adjustments for stock splits, dividends and combinations. In connection with the private placement, the Company incurred fees of $152,511, of which $35,000 has been paid in cash and $117,511 has been paid by issuing warrants to purchase 50,000 shares of class A common stock. The warrants have substantially the same terms and conditions as the warrants issued in the private placement.

      We commenced a warrant exchange offer on April 23, 2002. The offer was extended to investors who participated in the private placement on October 29, 2001 and to holders of warrants issued as fees in connection with such private placement. The offer lowered the exercise price of the warrants issued in the private placement to $2.50 per class A common share for those investors that agreed to exercise those warrants. In addition, for each class A common share purchased pursuant to the warrant exercise, a new warrant (the "New Warrants") to purchase an equivalent number of class A common shares was issued. The New Warrants have an exercise price of $3.50 per share and are exercisable for a five-year period. The New Warrants have the same redemption terms as the warrants issued in the private placement. The warrant exchange offer was originally set to expire on April 30, 2002, but was extended by the Company's board of directors until May 31, 2002. As of April 30, 2002, the Company received $542,247 in proceeds and issued a total of 217,007 shares of class A common stock and warrants to purchase 217,007 shares of class A common stock.

      We have a net operating loss carryforward of approximately $76 million to offset future taxable income for federal income tax purposes. The utilization of the loss carryforward to reduce any such future income taxes will depend on our ability to generate sufficient taxable income prior to the expiration of the net operating loss carryforwards. The carryforward expires from 2007 to 2021. The Internal Revenue Code of 1986, as amended, and the regulations promulgated thereunder contain provisions which limit the use of available net operating loss carryforwards in any given year should significant changes (greater than 50%) in ownership interests occur. Due to the IPO, the net operating loss carryover of approximately $1.9 million incurred prior to the IPO is subject to an annual limitation of approximately $400,000 until that portion of the net operating loss is utilized or expires. Due to the private placement of series A preferred stock in April 1999, the net operating loss carryover of approximately $18 million incurred prior to the private placement is subject to an annual limitation of approximately $1 million until that portion of the net operating loss is utilized or expires. Also, due to the 100% ownership change when we acquired RTCI, RTCI's net operating loss of approximately $6.5 million incurred prior to the ownership change is subject to an annual limitation of approximately $1.4 million until that portion of the net operating loss is utilized or expires.

     Consolidated Working Capital

      Consolidated working capital decreased to $465,000 at April 30, 2002 from $646,000 at July 31, 2001. This decrease is due to a $1,283,000 decrease in cash and cash equivalents and marketable securities primarily as a result of continued operating losses partially offset by proceeds raised in our October 2001 private placement and April 2002 warrant exchange offer. The decrease is also the result of a $701,000 decrease in accrued expenses.

     Analysis of Cash Flows

      Cash used in operating activities decreased to $4,880,000 in the 2002 Nine Months from $9,966,000 in the 2001 Nine Months. The decrease is primarily the result of a decrease in cash operating expenses of $3,266,000, which excludes impairment of intangible assets, depreciation and amortization and non-cash charges for equity instruments issued for compensation and services. This decrease is also the result of an increase in revenue of $1,520,000.

      Cash provided by investing activities increased to $339,000 in the 2002 Nine Months compared to cash used by investing activities of $696,000 in the 2001 Nine Months. This increase is primarily the result of $456,000 in proceeds from the sales of marketable securities in the 2002 Nine Months and a decrease of cash purchases of property and equipment of $528,000.

      Cash provided by financing activities increased to $3,683,000 in the 2002 Nine Months compared to cash used in financing activities of $32,000 in the 2001 Nine Months. The increase is primarily the result of net proceeds of $3,107,000 from the October 2001 private placement described above and an increase of $602,000 of proceeds from the exercise of warrants to purchase class A common stock.

     Recent Accounting Pronouncements

      In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations subsequent to June 30, 2001 be accounted for under the purchase method of accounting. SFAS No.141 also requires that the fair value of an assembled workforce acquired be included in the amount initially recorded as goodwill. As required by this statement, the Company reclassified into goodwill $1,710,617 initially recorded as other intangible assets related to the value of the assembled workforce of RTCI. SFAS No. 142 requires that upon adoption, amortization of goodwill will cease, and instead, the carrying value of goodwill will be evaluated for impairment on at least an annual basis. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001; however, the Company has adopted this standard as of the beginning of its 2002 fiscal year, August 1, 2001, as permitted under the provisions of SFAS No. 142. The adoption of this standard resulted in no charges for amortization of goodwill in the 2002 Quarter and the 2002 Nine Months. Amortization expense in the amount of $544,000 and $1,155,000 were charged in the 2001 Quarter and 2001 Nine Months, respectively, prior to the adoption of SFAS No. 142. The Company has evaluated goodwill for impairment and has determined that no impairment exists at August 1, 2001.

      In July 2001, the FASB issued SFAS No.143, "Accounting for Asset Retirement Obligations." SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, and establishes an accounting standard requiring the recording of the fair value of liabilities associated with the retirement of long-lived assets in the period in which they are incurred. The Company is in the process of determining the impact that the adoption of SFAS No. 143 may have on its earnings and financial position.

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

      In November 2001, the Emerging Issues Task Force ("EITF") of the FASB reached a consensus on Issue No. 01-14, "Income Statement Characterization of Reimbursements Received for `Out-of-Pocket' Expenses Incurred." A consensus was reached that reimbursements received for out-of-pocket expenses incurred should be characterized as revenue in the income statement. The Company adopted 01-14 effective February 1, 2002. Reimbursements of out-of-pocket expenses were not significant in any of the periods presented.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

      During the third quarter ended April 30, 2002, there were no significant changes related to the Company's market risk exposure.


PART II.  OTHER INFORMATION

Item 2: Changes in Securities and Use of Proceeds

      The Company commenced a warrant exchange offer on April 23, 2002. The offer was extended to investors who participated in our private placement on October 29, 2001. The offer lowered the exercise price of the warrants issued in the private placement to $2.50 per warrant for those investors that agreed to exercise those warrants. In addition, for each warrant exercised, a new five-year warrant was issued having an exercise price of $3.50 per warrant. The offer was originally set to expire on April 30, 2002, but was extended by the Company's board of directors until May 31, 2002. As of April 30, 2002, the Company received $542,247 in proceeds and issued a total of 217,007 shares of class A common stock and warrants to purchase 217,007 shares of class A common stock. The Company may redeem the warrants, at its option, at any time beginning 180 calendar days after the sale if the closing bid price of the class A common stock exceeds 200% of the exercise price for a period of thirty consecutive trading days. The redemption price is ten cents per warrant. We intend to use the proceeds from the private placement for general corporate purposes. The securities described in this section were issued by ICC in a transaction not involving a public offering, to investors that made representations that they were "accredited" investors who were purchasing the securities with investment intent and not with the intent to distribute the securities. The issuance of the securities was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

Item 6: Exhibits and Reports on Form 8-K

(a)   Exhibits.
      --------

      None.

(b)   Reports on Form 8-K
      --------------------

      None.

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


                                         INTERNET COMMERCE CORPORATION
                                         -----------------------------
                                         (Registrant)


Date:  June 7, 2002                      By: /s/ Walter M. Psztur
                                            -------------------------------
                                             Walter M. Psztur
                                             Chief Financial Officer
                                             (Principal Financial and
                                             Accounting Officer)