Form 10-K
period 2002-07-31
INTERNET COMMERCE CORP
filed 2002-10-31
CIK 894738

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

|X| Annual report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the fiscal year ended July 31, 2002

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

                      Class A Common Stock, $.01 par value

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K contained herein, and will not be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

      As of October 29, 2002 the issuer had outstanding 11,697,967 shares of Class A Common Stock. The aggregate market value of the Class A Common Stock held by nonaffiliates as of October 29, 2002 was approximately $31,004,647, based on a closing price for the Class A Common Stock of $3.04 on the Nasdaq National Market on that date.

================================================================================

INTERNET COMMERCE CORPORATION

                           ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS

PART I .....................................................................   1
         Item 1.  Business .................................................   1
         Item 2.  Description of Properties ................................  13
         Item 3.  Legal Proceedings ........................................  13
         Item 4.  Submission of Matters to a Vote of Security Holders ......  13
PART II ....................................................................  14
         Item 5.  Market for Internet Commerce Corporation's Common Equity
                  and Related Stockholder Matters ..........................  14
         Item 6.  Selected Consolidated Financial Data .....................  16
         Item 7.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations ......................  17
         Item 7A. Quantitative and Qualitative Disclosures About Market
                  Risk .....................................................  33
         Item 8.  Financial Statements and Supplementary Data ..............  26
         Item 9.  Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure ......................  39
PART III ...................................................................  39
         Item 10. Directors and Executive Officers of Internet Commerce
                  Corporation ..............................................  39
         Item 11. Executive Compensation ...................................  39
         Item 12. Security Ownership of Certain Beneficial Owners
                  and Management ...........................................  39
         Item 13. Certain Relationships and Related Transactions ...........  39
PART IV ....................................................................  40
         Item 14. Financial Statements, Financial Statement Schedules,
                  Exhibits and Reports on Form 8-K .........................  42
         Signatures ........................................................  43
         Certification of Chief Executive Officer and Chief
         Financial Officer Pursuant to Section 302(a) of the
         Sarbanes-Oxley Act of 2002...........................................45

                                     PART I

Item 1.  Business

      This annual report on form 10-K contains a number of "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Specifically, all statements other than statements of historical facts included in this annual report regarding our financial position, business strategy and plans and objectives of management for future operations are forward-looking statements. These forward-looking statements are based on the beliefs of management, as well as assumptions made by and information currently available to management. When used in this annual report, the words "anticipate," "believe," "estimate," "expect," "may," "will," "continue" and "intend," and words or phrases of similar import, as they relate to our financial position, business strategy and plans, or objectives of management, are intended to identify forward-looking statements. These statements reflect our current view with respect to future events and are subject to risks, uncertainties and assumptions related to various factors including, without limitation, those described below the heading "Overview", those described starting on page 33 of this annual report under the heading "Risk Factors"and in our registration statements and periodic reports filed with the Securities and Exchange Commission under the Securities Act and the Exchange Act.

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

      Our business operates in three segments. These three segments are:

            o ICC.NET (formerly named CommerceSense(R)) - Our ICC.NET service, the Company's global Internet-based value added network or VAN, uses the Internet and our proprietary technology to deliver our customers' documents and data files to members of their trading communities, many of which may have incompatible systems, by translating the documents and data files into any format required by the receiver. We believe that our ICC.NET service has significant advantages over traditional VANs, and email-based and other Internet-based software systems, because our service is provided at a lower cost, with greater transmission speed and offers more features. During the fourth fiscal quarter of 2002, the Company completed the integration of its data mapping and XML services groups into its ICC.NET business segment. These products and services had previously been included in our Professional Services segment. This action was taken to more closely align these data transfer components as they are now primarily utilized to support our ICC.NET VAN service. ICC.NET provides the following services:

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

                  o EDI-to-fax service -- our ICC.NET service can translate electronic documents into fax format and send the documents by fax to our customers' trading partners that are not equipped to receive electronically transmitted documents;

                  o Data Mapping -- our data mapping capabilities maximize the value of our network by providing in-line data translation facilities to our customers.

                  o Large-scale electronic document management and delivery -- our ICC.NET service can transmit large-scale non-EDI electronic documents and data files and provide real-time delivery, archiving, security, authentication and audit services;

                  o Point-of-Sale service --The exchange of Point of Sale data is growing in the retail industry to improve supply chain efficiency. Up to now, the cost of moving large amounts of Point of Sale information electronically has been prohibitive. ICC offers a Point of Sale service that allows retailers and their suppliers to exchange this data quickly and effectively utilizing the ICC.NET Service; and

                  o ICC.CATALOG - Our web-based electronic vendor product catalog service that transforms static vendor product information into a pro-active purchasing tool through the direct creation of EDI compliant purchase orders that can be transmitted over the ICC.NET service; by synchronizing trading partner data in real-time, including graphic images of all products; and by offering sophisticated navigation and advanced search capabilities to streamline product comparison and ordering information.

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

                  o Converts paper or other alternatively formatted invoices from our customers into EDI format that is transmitted to their trading partners; and

                  o     ScanPak Professional provides UPC (Universal Product
                        Code) services for ASN (Advanced Ship Notice) Casing & UCC (Uniform Code Council) 128 labels.

            o Professional Services - Our professional services segment facilitates the development and operation of comprehensive business-to-business e-commerce solutions. We provide the following professional services:

                  o EC infrastructure solutions by providing mission critical e-commerce consulting, software, outsourced services and technical resource management;

                  o     HIPAA (Health Insurance Portability and Accountability
                        Act) impact and data gap analysis for health care providers and payers. We can design, build, test and rollout systems to ensure compliance with Federally mandated standards for health care data. Through strategic partnerships, including Emanio, Inc., we offer third-party translators, combined with our ICC.NET data mapping capabilities; and

                  o A series of product-independent EDI seminars for e-commerce users. The seminars are hosted by leading universities and training facilities in the United States. We also develop in-house EDI training programs and offer public seminars for understanding and implementing HIPAA regulations.

      We are subject to various risk factors that are described under the heading "Risk Factors" starting on page 27 of this annual report.

Corporate Background

      The Company was incorporated under the name Infosafe Systems, Inc. in November 1991 in the State of Delaware. Our principal executive offices are located at 805 Third Avenue, New York, NY 10022. Our telephone number at that address is (212) 271-7640. References in this annual report to the "Company," "ICC," "we" or "us" mean Internet Commerce Corporation, a Delaware corporation, and its subsidiary on a consolidated basis, unless the context otherwise requires.

Industry Background

      Although the Internet has become an important new sales channel, we believe that its primary value will be in achieving business efficiencies and cost savings by expanding global business-to-business connectivity.

      In an increasingly global economy, we believe that improvements in speed and efficiency in the supply chain between businesses are important and that improvements in the capacity of a business to purchase and sell goods and services or raw materials within its business community become an important factor in its ability to compete. Thus, for example, in a just-in-time economy, timeliness, and not price, may be the most important component in creating a competitive advantage.

      The speed and efficiency of the supply chain are hindered by incompatibilities in technologies and methodologies used to communicate business information among trading communities, which slow down the flow of information and create bottlenecks. These incompatibilities stem from the diversity of trading partners, which may range from members of the Fortune 1000 to sole proprietors providing niche products. Trading partners may therefore have different communications capabilities and requirements. Some trading partners may rely on paper or fax to communicate, others may exchange data in proprietary file formats through direct dial-up connections or over the Internet, while the largest trading partners use electronic methods, such as EDI, over VANs.

Development of Our Business

      Through July 2000, our business was entirely focused on our ICC.NET service. Our ICC.NET service is currently in use by our customers for the secure exchange of business-to-business electronic forms and data files.

      In addition to our continued development and enhancements of our ICC.NET service, we made two acquisitions during fiscal 2001. These acquisitions have enabled us to offer a more complete range of services to allow our customers to expand their EC trading communities and bridge their legacy systems to the Internet.

      In August 2000, we acquired Intercoastal Data Corporation, referred to as IDC, through which we acquired our service bureau segment. IDC is engaged in the development, marketing, sale and other exploitation of business-to-business EDI standard-based applications for standard-based EDI exchange over VANs, private networks, exchanges, extranets and the Internet. In November 2000, we completed the acquisition of Research Triangle Commerce, Inc., referred to as RTCI, through which we acquired our professional services segment. RTCI is an EC infrastructure solutions company serving the business-to-business e-commerce market. RTCI assists its clients to conduct business electronically through a continuum of services, including eConsulting, data transformation mapping (EDI, EAI, XML) and internetworking. RTCI developed a business model that offers remote service delivery, fixed and value-based pricing and reusable solutions. Data transformation mapping has subsequently been integrated into the ICC.NET service offerings.

      In our fiscal quarter ended July 31, 2002, we achieved approximately $587,000 of positive cash flow from operations, including $1,500,000 under our amended agreement with Triaton. We also received $1,500,000 under this amended agreement in October 2002 but do not expect any revenues or significant receipts from Triaton in the future. While we anticipate that we will achieve positive cash flow from operations in the year ending July 31, 2003, we do not anticipate positive cash flow from operations in the first or second quarters of that fiscal year, and there can be no assurance that we will be successful in achieving positive cash flow for the entire year. See "Management's Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources" and "Risk Factors" elsewhere in this annual report.

Business Strategy

      We believe that our ICC.NET service provides a platform with many applications that allows our customers to fulfill a substantial portion of their electronic document and data delivery requirements with significantly less administrative effort and cost. We believe that ICC.NET will allow our customers to send us the majority of their important documents and data files which we will then be able to transmit to each of the intended recipients in any form requested by the recipient. Our customers will thus be able to integrate a substantial portion of their document and data file delivery methods into a single, seamless process.

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

      We intend to continue to market ICC.NET to new customers with an increasing focus on industries in which ICC.NET has achieved significant penetration and revenues. Those industries include book retailing and publishing, pharmaceutical manufacturing, automotive, footwear manufacturing, office supplies, transportation logistics, financial services, manufacturing, retail, grocery and soft goods manufacturing.

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

      Additionally, we will focus on marketing ICC.NET to other members of the trading communities of our existing customers and we will pursue opportunities to cross-sell our services to the customers in our three business segments.

      Our current customers conduct their business internationally, and we are servicing these customers and pursuing new international customers in Europe and other places outside the United States. See "International" below.

      We intend to encourage the use of our ICC.NET service through exceptional customer service. We currently offer technical support to our customers twenty-four hours a day, seven days a week. Due to the multiple redundancies of all of our systems and the stability of the Securities Industry Automation Corporation, or SIAC, which is the location of our data center, our ICC.NET service has been fully operational more than 99% of the time. SIAC manages all computing operations for the New York Stock Exchange and the American Stock Exchange.

      We expect to experience seasonality in our business that reflects the seasonality of the businesses of our customers. We believe that period-to-period comparisons of our operating results for any particular period will not necessarily indicate our future performance.

Services and Products

      ICC.NET, our global Internet-based value added network, or VAN, provides complete supply chain connectivity solutions for electronic data interchange, or EDI, and e-commerce and offers users a sophisticated vehicle to send and receive files of any format and size securely. We also offer a broad range of consulting services, and associated mapping and XML technology, custom application development, comprehensive e-commerce education and an EDI service bureau. The following summarizes the principal services and products offered by our three operating segments, namely our ICC.NET service, professional services and service bureau.

      ICC.NET Service

      We believe that our ICC.NET service provides a solution to the communication difficulties caused by the differences in data formats, networks and communications methods used by the members of trading communities by bridging the incompatibility gap and enabling seamless electronic business communication. Our ICC.NET service can translate incompatible files into a format any user is capable of receiving and uses the Internet to transmit the data file by EDI, fax or other formats. We believe that users of our ICC.NET service can thus improve their productivity and reduce their costs by enabling electronic business-to-business transactions between parties with different systems.

      We believe that our ICC.NET service improves the basic infrastructure of business-to-business electronic communications by providing intelligent messaging and routing using the Internet, which, we believe, improves the security, reliability, ease of use and acceptability of using the Internet for business-to-business electronic commerce. ICC.NET performs these functions without requiring that the user purchase software and at prices that we believe are less than the prices currently charged by more established VANs.

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

      Our ICC.NET service uses the Internet to deliver more features than traditional VANs, including the following:

      o Documents are delivered up to 100 times faster, depending upon the speed of the customer's Internet connection;

      o Our customers can more effectively track, monitor and process business documents and other data files using our real-time document management java-applet screen displays;

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

      We believe that ICC.NET is one of the only Internet-based data transmission services that is approved to interconnect with approximately sixty traditional VANs, private networks and exchanges that currently provide EDI services for approximately 90% of companies we estimate are capable of using EDI. As a result, we can handle EDI traffic between our customers and any of their trading partners that choose to continue to use a traditional VAN and a customer that uses a traditional VAN and its trading partners that do not. The ability to interconnect provides our customers with the possibility of maximum penetration into their trading partner community.

      EDI Mapping Factory(R). We are a provider of EDI mapping services. Our EDI Mapping Factory(R) provides off-site mapping using a variety of translators on multiple platforms. Our experience includes mapping for ANSI ASC X12and UN/EDIFACT Transaction Sets, XML and other standards, including support for SAP IDOCs. We provide expert data mapping services for HIPAA compliance initiatives. We can also provide data transformation services for database conversions, client specified files and other tasks involving the care and movement of data. Our systems and technicians can handle many operating system environments, including Windows, NT, UNIX, AS/400 and mid-range systems.

      XML Services. The industry standardization of XML continues to evolve slowly, with no clear winners for a single business-to-business, or B2B, standard. New proposed standards continue to emerge periodically, and consolidation may be some time away. Our experience with XML, in it's many forms, allows us to provide the flexibility and interoperability our customers require in this changing environment. We provide a complete spectrum of services, from design, through inline translation between XML, EDI, and flat file formats, and full end-to-end B2B solutions. We have participated in the development of several standards for the use of XML in B2B and EDI environments, and remain in the forefront of this technology.

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

      EDI for the health care industry. We offer services for the implementation of EDI healthcare transactions mandated by the administrative simplification regulations of the Health Insurance Portability and Accountability Act (HIPAA). Standards developed by ANSI (American National Standards Institute) apply to health plans, clearinghouses and healthcare providers that transmit information electronically. By combining our expertise in traditional EDI and HIPAA requirements with our client's knowledge of its operations and systems, we offer solutions that enable our clients to comply with the HIPAA regulations. We have also formed partnerships aimed at HIPAA compliance that couple third-party translators with our data mapping capabilities. Our ICC.NET service can facilitate the exchange of healthcare eligibility and enrollment forms, care review, patient information and claim status and payments.

      Large-scale electronic document management and delivery. Our ICC.NET service can electronically transmit large-scale EDI and non-EDI electronic documents and other large files, which may include catalogs, Point of Sale data, engineering drawings, graphics and some types of video. ICC.NET allows customers to manage and distribute large files in real-time and provides archiving, security, authentication and audit services. ICC.NET will support both a publish/subscribe configuration, in which a customer can publish any number of files for subscribers authorized by the customer to view and/or download, and a point-to-point-delivery configuration that operates like our ICC.NET VAN service. ICC's Point of Sale service allows retailers and their suppliers to exchange information quickly and effectively.

      ICC.CATALOG. In 2002, we launched a web-based electronic product catalog ("ICC.CATALOG") service for use in the retailer-vendor business community. The ICC.CATALOG enables vendors that supply goods to retailers to create, store and maintain a web-based online database of their product information. Users can electronically access and selectively download the product information, and generate EDI compliant purchase orders. Both the retailer and the vendor can access the service worldwide using the Internet and can perform real-time updates. ICC.CATALOG complies with industry standards and is designed to reduce the costs of both retailers and vendors through ease of use, advanced features, functions and low cost pricing. The ICC.CATALOG integrates seamlessly with our ICC.NET service.

      EDI to fax service. Traditional EDI users convert electronic documents into a faxable format and fax the documents manually to their trading partners that cannot receive electronically transmitted documents in EDI. Our ICC.NET IP-based worldwide fax service allows our customers to send a document electronically, which we then electronically convert and fax to any of our customer's trading partners that cannot receive electronically transmitted documents.

      AS2 Connectivity. We continue to invest in leading edge technology to meet the changing requirements of our customers. An example of this is AS2, which is one of the newest standards associated with moving information across the Internet. We have incorporated AS2 technology into our service offerings so that our customers can utilize the technology without a huge up front investment in software. By using ICC's AS2 solution our customers avoid the hidden support costs associated with purchasing an AS2 software product.

      The Service Bureau

      The ICC Service Bureau allows vendors to comply with its customers' electronic commerce needs. ICC's fees can be more cost effective than establishing an in-house EDI department.

      The ICC Service Bureau is focused on the retail industry and is capable of exchanging business transactions with most major retailers. Customers can view account activity on-line through the use of the Internet.

      The primary features of the Service Bureau include:

            o     Purchase Order, Invoice and Product Activity Data Processing

            o     UPC Maintenance

            o     UPC and UCC 128 Label Service and Ship Notices

            o     Automated packing process using ScanPak Professional

      Our service bureau also offers an assortment of software products. Our principal software products are:

      o ScanPak Professional is a Windows-based warehouse management tool providing an automated Advanced Ship Notice and UCC/EAN-128 label solution. ScanPak Professional allows our customers to scan merchandise and automatically generate bar code labels for each case as it is packed. Keyboard use at packing stations can be eliminated. This product electronically matches the contents of each case against purchase orders. From the casing information created by ScanPak, our customers can generate and transmit accurate EDI ship notices to retailers or third party EDI software products. ScanPak Professional interfaces with ICC.NET and other third party EDI software products.

      o EZ-EDI(TM) translator package receives electronic purchase orders via the major networks, prints purchase orders, holds the orders in an open orders file for possible changes and sends electronic invoices back to the retailer. It allows our customers to manage their orders with ease - changing quantities and prices as needed, adding manual orders, backordering and deleting orders that cannot be filled.

      o UPC Manager(TM) allows our customers to create an 832 EDI document (sales catalog) and provides an automatic link to network UPC catalogs. UPC Manager(TM) allows our customers to add, change and delete information in their in-house UPC catalogs, the local repository of their UPC product information. UPC Manager(TM) automatically generates proper UPC numbers for products that do not have UPC numbers assigned and accepts current UPC numbers for products with them. Tracking active, inactive UPC numbers for the appropriate time intervals, UPC Manager(TM) also provides extensive error checking on in-house catalog data to ensure that information sent to the networks is valid.

      Software sales have not been a significant source of revenue during the years ended July 31, 2002 and 2001.

      Professional Services

      Our professional services facilitate the development and operations of comprehensive business-to-business electronic commerce solutions. We specialize in electronic commerce, or EC, solutions involving EDI and EAI (Enterprise Application Integration) by providing mission critical EC consulting, EC software, outsourced EC services, technical resource management and HIPAA gap analysis

      Custom Solutions. Our Custom Solutions group provides programming solutions designed to fit our customers' specific needs. We can build web-based applications for both customer end-users and servers. We provide a comprehensive and integrated design or redesign of our customers' entire internal EC/EDI environment.

      Consulting Services. Our Consulting Services group brings industry specific experience and high-level expertise to our customers. We have the EC consulting experience to support our customers' information technology functions. We have also initiated a special focus on the healthcare industry involving the analysis, design and construction of solutions that address HIPAA compliance.

      Education. We offer EC and EDI education and training resources through a series of product-independent seminars hosted by leading universities around the United States. These seminars address the basic components of EDI, software, networks, standards, trading partner issues, business management issues and specific industry-related issues. Custom courses can be arranged for our customers at their locations. We also offer public and private seminars that focus on healthcare EDI and HIPAA requirements. Building on our core education program, these seminars emphasize the use of EDI within the healthcare industry by addressing standards and using exercises to upgrade knowledge of claim processing and remittance transactions.

      Financial information about our business segments can be found in Management's Discussion and Analysis of Financial Condition and Results of Operations under Item 7 and in Note 14 of the notes to our consolidated financial statements included elsewhere in this annual report. Our revenue by geographic region is set forth in Note 13 of the notes to our consolidated financial statements.

International

      Triaton GmbH (formerly Hightech International Services GmbH), a subsidiary of Thyssen Krupp Information Services GmbH, licensed our ICC.NET service under the joint services agreement dated July 28, 2000. In July of 2002 the joint services agreement was terminated and we entered into a new licensing agreement with Triaton. Under the new agreement, Triaton was granted a non-exclusive license to use ICC's electronic data interchange system in its most recent version anywhere in the continent of Europe, Great Britain and Ireland for a five-year term in exchange for a licensing fee of $3,000,000. Triaton has the right to provide and use the ICC.NET service with its customers. ICC will not report any additional revenues under the amended agreement with Triaton, except that at Triaton's request, ICC shall provide sales support, customer support and software support services on its standard terms and conditions.

      We also have an agreement with Cable & Wireless to resell our services in the United States and Europe. No significant sales have been realized through our relationship with Cable & Wireless.

      We have also entered into reseller agreements in Brazil and the United Kingdom. Our Brazilian partner, Advanced Trade Technologies and Services Limited, or ATTS, will be reselling the full line of ICC services and products including service bureau, software, consulting services, ICC.CATALOG and ICC.NET in South America. Freshlook LLC is focusing on reselling all ICC.NET services in the UK and Ireland.

Competition

      Our principal competitors include: Inovis Inc. (formerly a subsidiary of Peregrine Systems, Inc.); GXS, Global eXchange Services Inc., owned by Francisco Partners LP; International Business Machines Corporation Global Services; Sterling Commerce, Inc., a subsidiary of SBC Communications Inc.; EasyLink Corp.; and KleinSchmidt Inc. Each of these competitors has an established VAN that has provided EDI for several years and has long-established relationships with the users of EDI, including many of our prospective customers.

      Our market is characterized by rapidly changing technology, customer demands and intense competition. The Internet's recent growth and the intense competition in our industry resulted in significant changes during 2002. Traditional VAN's such as GXS, Sterling and Inovis have either been sold by their parent companies or are currently for sale. GXS was recently acquired by Francisco Partners, Inovis was spun off from Peregrine Systems, Inc. and acquired by Golden Gate Capital Inc., and we believe that SBC is attempting to sell Sterling Commerce. We believe that much of this activity is attributed to the impact of the Internet on traditional VAN's.

      New competition is emerging in the form of Web Services networks, collaborative applications, application service providers, e-marketplaces and integration broker suites. Competitors providing these alternatives include Cyclone Corporation and IPNet Solutions, Inc. They offer software solutions that utilize the Internet to transmit data between trading partners. We believe that the high cost of implementation and the ongoing costs of supporting a company's trading partners are a barrier to the wider acceptance of their product offerings in the marketplace.

      Many of our current and potential competitors have significant existing customer relationships and vastly larger financial, marketing, customer support, technical and other resources than we do. As a result, they may be able to responsed more quickly to changing technology and changes in customer requirements or be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to potential customers and employees, or be able to devote greater resources to the development, promotion and sale of their services than we can. As a result, we may not be successful in competing against our competitors.

      We rely on many of our competitors to interconnect with our service to promote an "open community" so all businesses can take advantage of the efficiencies of EDI no matter what network they choose as their provider. In September 2001, and January 2002, two of our competitors, GXS and Sterling Commerce, terminated existing interconnection agreements with us and we made alternative arrangements to serve our customers.

      The addition of our catalog service adds Quick Response Systems Corporation, or QRS, to our list of competitors. QRS and Global exchange Services have dominated the catalog service industry for more than ten years, but our catalog pricing and functionality has the potential to create competitive advantages for our service.

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

Uncertain Patent Protection

      Although ICC has obtained the patent rights described above, we believe that the protection of our rights in our ICC.NET service will depend primarily on our proprietary software and messaging techniques that constitute "trade secrets." ICC has made no determination as to the patentability of these trade secrets. ICC will continue to evaluate, on a case-by-case basis, whether applying for additional patents in the future is in our best interest. There can be no assurance that our technology will remain a secret or that others will not develop similar technology and use such technology to compete with us.

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

Trademarks

      ICC's trademarks ICC.NET, INFOSAFE, PROTECTED BY INFOSAFE, COMMERCESENSE, COPYSAFE, DESIGN PALETTE, EDI ASSISTANT and EDI MAPPING FACTORY have been registered with the United States Patent and Trademark Office. The applications to register AUDINET, B2B4B2C, B to B for B to C, E-COMMERCE MADE EASY, XML ASSISTANT, XML MAGIC and XML WIZARD have now been allowed as trademarks and await registration. We intend to apply for additional name and logo marks in the United States and in foreign jurisdictions. No assurance can be given that registrations will be issued on the allowed applications or that interested third parties will not petition the United States Patent and Trademark Office to cancel our registration.

Sales and Marketing

      We employ a variety of marketing initiatives to enhance awareness of our ICC.NET and other services and products in the electronic commerce community and to increase our sales domestically and internationally.

      Direct Marketing through Sales Force. Direct sales to large corporations by our own sales force form the core of our sales strategy. Our sales force currently consists of professional sales staff and support personnel located across the United States to serve our diverse geographic customer-base. Our sales force consists of field sales representatives who provide direct assistance with sales calls at customer sites and must meet target quotas. Our representatives are supported by technical personnel based in the field. All field sales personnel report to our Vice President of Sales.

      Indirect Marketing through Hub Companies. We believe that smaller spoke companies comprise a significant potential market that may be reached without any direct marketing on our part, because the low cost of our ICC.NET service should allow these smaller spoke companies to consider using our service if requested to do so by their hub companies.

      Seminars and Tradeshows. We conduct seminars, consisting of a traveling road show providing targeted group demonstrations and selling activities to pre-qualified audiences invited to events in their own localities by direct mail and advertising supported by telemarketing confirmation. ICC maintained its participation in industry tradeshows and has personnel who focus solely on this area. We plan to staff national shows with sales, support and executive personnel from our headquarters.

      Industry Initiatives. To broaden our market appeal and customer penetration, ICC has initiated a variety of special products, each aimed at increasing traffic across our ICC.NET network. For example, we offer retail customers the ICC.CATALOG, a web-based facility that enables suppliers and vendors to enhance their e-commerce capabilities and realize improved efficiencies and economies. In the healthcare arena, ICC offers a complete suite of solutions focused on the federally mandated Healthcare Insurance Portability and Accountability Act. These solutions include strategic and tactical consulting, integrated third party software, mapping and transaction transport. Among our other focused initiatives are scan-based trading, Point-of-Sale and telecommunications industry offerings.

      Web-based and Print Advertising. We use both web-based and traditional print advertising. Our web site embodies a variety of promotional features. ICC maintains a print advertising media campaign to generate sales leads and increase brand recognition.

      Strategic Relationships. We have relationships with general consulting firms that recommend our products and services. In addition, ICC is integrated into and sold by various enterprise requirement planning (ERP), purchasing, accounting, procurement and EDI translation software product vendors. ICC is also the underlying EDI and VAN services provider for vertically oriented portals and exchanges in the automotive, home furnishings, retail, electronics and EDI outsource industries. We believe that an interface with our Internet-based electronic commerce system will appeal to complementary providers of software and services by highlighting the cutting-edge character of their offerings and enabling them to provide a complete solution to their customers.

Technical Support

      We provide technical support twenty-four hours a day, seven days a week for all our ICC.NET customers. For new users of our ICC.NET service, we provide education about the application and correctly configure the users' computer systems. We also provide ongoing assistance for previously installed users. Due to the multiple redundancies of all of our systems and the stability of SIAC, our ICC.NET service has been fully operational more than 99% of the time.

Customers

      We currently provide services to approximately 1,100 customers. Approximately 600 of these customers use our ICC.NET service and represent a variety of industries, including pharmaceutical, publishing, office supplies, e-tailing, manufacturing and retail. Customers in these and other industries include American Power Conversion Corporation, AOL Timer Warner, Avery Dennison, Barnes & Noble, Inc., BMG Entertainment, Brother International Corporation, CIT Group, Inc., Colgate-Palmolive, Dot Foods, Hastings Entertainment, Inc., Linens n' Things, Inc., Mack Trucks, Inc., The McGraw-Hill Companies, Inc., New Balance Athletic Shoes, Inc., Nordstrom.com, Random House Inc., Revlon, Inc., Sector Communications, Inc., a SIAC company, Simon & Schuster, Inc., TravelCenters of America, Inc. and Verizon Wireless.

      The customer base of our professional services segment changes frequently due to the nature of professional service contracts. Current customers include Preferred Care, Atlantic Tech Services, Health Network America, and Lockheed Martin.

      Our service bureau has approximately 500 customers.

      One customer accounted for 22% of our consolidated revenues, or 30% of the revenues of our ICC.NET business segment, during the year ended July 31, 2002. This customer also accounted for 11% of our consolidated revenues and 22% of our ICC.NET segment revenues in the year ended July 31, 2001. This customer is not expected to be a significant customer in the future. No single customer accounted for a material portion of our revenues during the year ended July 31, 2000.

Research and Development

      Research and development costs related to the enhancement and improvement of our ICC.NET service amounted to $977,000, $931,000, and $702,000 for the years ended July 31, 2002, 2001 and 2000, respectively.

Employees

      At July 31, 2002, ICC had 115 full-time employees.

Item 2. Description of Properties

      Our executive offices are located at 805 Third Avenue, New York, New York under a lease that expires on December 31, 2004 and provides for annual base rent of approximately $500,000. The lease covers approximately 12,300 square feet.

      Our development and network administration groups and our technical support call center are located in East Setauket, New York under a lease that expires on June 30, 2004 and provides for annual base rent of approximately $180,000. The lease covers approximately 8,900 square feet.

      Our service bureau is located in Carrollton, Georgia under a lease that expires on July 31, 2005 and provides for annual base rent of approximately $80,000. The lease covers approximately 8,000 square feet.

      We lease general office space in Cary, North Carolina under a lease that expires on October 31, 2004 and provides for annual base rent of approximately $550,000. The lease covers approximately 27,000 square feet. Effective August 1, 2002, ICC entered into an agreement with the landlord of the Cary facility that reduced the rent on approximately 13,000 square feet, while the landlord pursues its release to new tenants. The agreement reduced the annual base rent for such property to approximately $420,000. Subsequently the abandoned 13,000 square feet has been leased to new tenants. In addition, approximately 3,600 square feet of the remaining space has been subleased.

      Our data center is located at the facilities of The Securities Industry Automation Corporation (SIAC) under an agreement that expires in December 2002. The agreement shall be renewed automatically for an additional one-year term.

      We believe that these facilities should be adequate for our present and reasonably foreseeable operating requirements.

Item 3. Legal Proceedings

      None; the lawsuit by Thomas Lipscomb against us previously disclosed was dismissed in our favor.

Item 4. Submission of Matters to a Vote of Security Holders

      No meetings of stockholders took place during the fourth quarter of the year ended July 31, 2002.

                                    PART II

Item 5. Market for Internet Commerce Corporation's Common Equity and Related Stockholder Matters

(a) Market Information

      Since September 20, 2000, ICC's class A common stock has been traded on the Nasdaq National Market under the symbol ICCA. ICC's class A common stock was previously traded on The Nasdaq SmallCap Market under the symbol ICCSA. ICC's Units, each consisting of one share of class A common stock, one class A warrant and one class B warrant, were traded in the over-the-counter market on the OTC Bulletin Board until February 2002 under the symbols ICCSU, ICCSW and ICCSZ, respectively. The following table sets forth the high and low closing prices of ICC's securities for the periods indicated. These quotations represent prices between dealers in securities, do not include retail mark-ups, mark-downs or commissions and do not necessarily represent actual transactions.

      The Units, Class A Warrants and Class B Warrants expired in February 2002. No trading information was available during the first, second and third fiscal quarters of 2002 prior to their expiration.

Fiscal Year Ended July 31:
--------------------------

                                                 2002                2001
                                                 ----                ----
                                             High      Low       High      Low
                                             ----      ---       ----      ---

Class A Common Stock
--------------------
First Quarter                               $ 4.00    $ 1.50    $18.00    $ 4.50
Second Quarter                              $ 4.80    $ 2.45    $ 7.32    $ 2.50
Third Quarter                               $ 4.50    $ 2.55    $ 7.00    $ 2.00
Fourth Quarter                              $ 3.55    $ 1.55    $ 4.83    $ 2.50

Units
-----
First Quarter                               $  N/A    $  N/A    $21.00    $21.00
Second Quarter                              $  N/A    $  N/A    $ 9.00    $ 7.00
Third Quarter                               $  N/A    $  N/A    $ 7.63    $ 4.00
Fourth Quarter                              $   --    $   --    $ 6.25    $ 6.25

Class A Warrants
----------------
First Quarter                               $  N/A    $   NA    $13.75    $ 3.75
Second Quarter                              $  N/A    $  N/A    $ 6.50    $ 1.13
Third Quarter                               $  N/A    $  N/A    $ 2.75    $ 1.15
Fourth Quarter                              $   --    $   --    $ 1.25    $ 0.51

Class B Warrants
----------------
First Quarter                               $  N/A    $  N/A    $ 5.75    $ 1.63
Second Quarter                              $  N/A    $  N/A    $ 2.50    $ 0.75
Third Quarter                               $  N/A    $  N/A    $ 1.50    $ 0.25
Fourth Quarter                              $   --    $   --    $ 0.25    $ 0.25

(b) Holders

      As of July 31, 2002, there were approximately 179 record holders of our class A common stock. Many of our shares of class A common stock are held by brokers and other institutions on behalf of stockholders, so we are unable to estimate the number of stockholders represented by these record holders.

(c) Dividends

      ICC has not paid any cash dividends on its common stock and does not intend to declare or pay cash dividends on the common stock in the foreseeable future. The holders of the outstanding shares of series A preferred stock are entitled to a 4% annual dividend payable in cash or in shares of class A common stock, at the option of ICC. These dividends are payable on each July 1. In July 2002, ICC paid cash dividends of $6,582.97 in payment of the dividend due on July 1, 2002. In July 2001, ICC issued 7,601 shares of class A common stock in payment of the dividend due on July 1, 2001. The holders of the outstanding shares of series C preferred stock are entitled to a 4% annual dividend payable in cash or in shares of class A common stock, at the option of ICC. These dividends are payable on each January 1. ICC issued 98,839 shares of class A common stock in payment of the dividend due January 1, 2002, and ICC issued 111,142 shares of class A common stock in payment of the dividend due on January 1, 2001.

Recent Sales of Unregistered Securities

      On July 11, 2002, we entered into a Settlement Agreement with ING Merger, LLC and ING Capital, LLC, a wholly owned subsidiary of ING Merger, pursuant to which we issued to ING Capital 200,000 shares of class A common stock and warrants to purchase 60,000 shares of class A common stock. The warrants are exercisable for five years at an exercise price per share of $3.50. The issuance of these securities was exempt from registration under Section 4(2) of the Securities Act.

      In May 2002, we issued a total of 22,218 shares of class A common stock to six non-employee directors of ICC in payment of directors fees. The issuance of these securities was exempt from registration under section 4(2) of the Securities Act.

      We commenced a warrant exchange offer on April 23, 2002 that ended on May 31, 2002. The offer was extended to investors who participated in our private placement on October 29, 2001 and to holders of warrants issued as fees in connection with the private placement. The offer reduced the exercise price of the warrants issued in the private placement to $2.50 per share for those investors that agreed to exercise those warrants. In addition, for each share of class A common stock purchased pursuant to the warrant exercise, a new five-year warrant to purchase an equivalent number of shares of class A common stock was issued. These new warrants have an exercise price of $3.50 per share and otherwise contain the same terms as the warrants issued in the private placement. We received $659,288 in gross proceeds and issued a total of 263,715 shares of class A common stock and warrants to purchase the same number of shares of class A common stock. The issuance of these securities was exempt from registration under Section 4(2) of the Securities Act.

      On October 29, 2001, we sold in a private placement 1,159,716 shares of class A common stock and warrants to purchase 347,915 shares of class A common stock for gross proceeds of $3,189,219. The warrants expire in October 2006 and are exercisable at $3.58 per share. The warrants are redeemable at our option for $0.10 per warrant commencing in April 2003 if the closing bid price of our class A common stock is at least 200% of the exercise price of the warrants for 30 consecutive trading days. In connection with the private placement, we incurred fees of $152,111, of which $35,000 was paid in cash and $117,511 was paid by issuing warrants to purchase 50,000 shares of class A common stock. These warrants have substantially the same terms as the warrants issued in the October 2001 private placement. The issuance of these securities was exempt from registration under Section 4(2) of the Securities Act

Item 6. Selected Consolidated Financial Data

      Our selected consolidated statement of operations data for each of the years in the five-year period ended July 31, 2002 is presented below. Our selected balance sheet data is presented below as of July 31, 2002, 2001, 2000, 1999 and 1998. The selected consolidated financial data set forth below is qualified in its entirety by, and should be read in conjunction with, our consolidated financial statements and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this annual report.

                                                               Year Ended July 31,
                                            ------------------------------------------------------------
                                              2002         2001         2000         1999         1998
                                            --------     --------     --------     --------     --------
                                                        (In thousands, except per share data)
Statements of Operations Data:
Revenues                                    $ 14,222     $  9,743     $  1,303     $    105     $     19
                                            --------     --------     --------     --------     --------
Expenses:
   Cost of services                            8,776        9,354        2,514          452           11
   Product development and enhancement           977          931          702          517          576
   Selling and marketing                       3,499        5,384        3,273          420           --
   General and administrative                  5,849        9,683        4,814        3,581        2,307
   Non-cash charges for stock-based
     compensation, services and legal
     settlements                                 250          991        5,161        3,267           --
   Impairment of goodwill and acquired
     intangibles                               1,711       16,708           --           --           --
   Impairment of assets                           --           --           --           --          178
                                            --------     --------     --------     --------     --------
  Total operating expenses                   (21,062)     (43,051)     (16,464)      (8,237)      (3,072)
                                            --------     --------     --------     --------     --------

Operating loss                                (6,840)     (33,308)     (15,161)      (8,132)      (3,053)
                                            --------     --------     --------     --------     --------

  Other income (expense), net                    292          523          675       (1,490)          56
                                            --------     --------     --------     --------     --------
 Loss before income taxes                     (6,548)     (32,785)     (14,486)      (9,622)      (2,997)

Income tax benefit                                --        1,930           --           --           --
                                            --------     --------     --------     --------     --------

NET LOSS                                      (6,548)     (30,855)     (14,486)      (9,622)      (2,997)

Dividends on preferred stock                    (365)        (420)        (458)        (191)          --
Dividends to preferred stockholders for
  beneficial conversion feature                   --           --       (4,549)      (1,222)          --
Beneficial conversion feature from
  repricing and issuance of warrants            (461)          --           --           --           --
                                            --------     --------     --------     --------     --------

Loss attributable to common stockholders    $ (7,374)    $(31,275)    $(19,493)    $(11,035)    $ (2,997)
                                            ========     ========     ========     ========     ========

Basic and diluted loss per common share     $  (0.68)    $  (3.57)    $  (4.49)    $  (7.62)    $  (2.79)
                                            ========     ========     ========     ========     ========

Weighted average common shares
outstanding - basic and diluted               10,867        8,768        4,337        1,447        1,076
                                            ========     ========     ========     ========     ========


                                                                     July 31,
                                            ------------------------------------------------------------
                                              2002         2001         2000         1999         1998
                                            --------     --------     --------     --------     --------
                                                                   (In thousands)
Balance Sheet Data:
Cash and cash equivalents                   $  2,088     $  2,223     $ 14,003     $    114     $    178
Working capital (deficit)                      2,622          646       17,831        3,119         (915)
Total assets                                  12,625       15,674       22,332        6,540        1,535
Capital lease obligations                        374          255          231          358          197
Total liabilities                              3,244        4,487        2,242        1,486        1,398
Stockholders' equity                           9,381       11,187       20,090        5,055          132

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      This annual report on form 10-K contains a number of "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Specifically, all statements other than statements of historical facts included in this Report regarding our financial position, business strategy and plans and objectives of management for future operations are forward-looking statements. These forward-looking statements are based on the beliefs of management, as well as assumptions made by and information currently available to management. When used in this Report, the words "anticipate," "believe," "estimate," "expect," "may," "will," "continue" and "intend," and words or phrases of similar import, as they relate to our financial position, business strategy and plans, or objectives of management, are intended to identify forward-looking statements. These statements reflect our current view with respect to future events and are subject to risks, uncertainties and assumptions related to various factors including, without limitation, those described below the heading "Overview", those described starting on page 33 of this annual report under the heading "Risk Factors" and in our registration statements and periodic reports filed with the SEC under the Securities Act and the Exchange Act.

      Although we believe that our expectations are reasonable, we cannot assure you that our expectations will prove to be correct. Should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described in this annual report as anticipated, believed, estimated, expected or intended.

Overview

      We are a leader in the e-commerce business-to-business communication services market that provides complete e-commerce infrastructure solutions. Our business operates in three segments: namely, our ICC.Net service, our service bureau and our professional services.

      Our ICC.NET service, the Company's global Internet-based value added network, or VAN, uses the Internet and our proprietary technology to deliver our customers' documents and data files to members of their trading communities, many of which may have incompatible systems, by translating the documents and data files into any format required by the receiver. We believe that our ICC.NET service has significant advantages over traditional VANs, and email-based and other Internet-based systems, because our service is provided at lower cost, with greater transmission speed and offers more features. Our service bureau manages and translates the data of small and mid-sized companies that exchange EDI data with large companies. Our professional services segment facilitates the development and operations of comprehensive business-to-business e-commerce solutions.

      Through July 2000, our business was entirely focused on our ICC.NET service. During fiscal 2001 we made two acquisitions that enable us to offer a more complete range of services to allow our customers to expand their e-commerce trading communities and bridge their legacy systems to the Internet.

      In August 2000, we acquired IDC, an EDI service bureau. IDC delivers business-to-business EDI standards-based documents for companies that do not have EDI departments.

      In November 2000, we acquired RTCI, thereby expanding our professional services capability. RTCI was an e-commerce infrastructure solutions company serving the business-to-business e-commerce market. RTCI assists its clients to conduct business electronically through a continuum of services including eConsulting, data transformation mapping (EDI, EAI, XML) and internetworking. RTCI developed a business model that offered remote service delivery, fixed and value-based pricing and reusable solutions. Subsequent to the acquisition in fiscal 2001, due to a reduction of the workforce of RTCI, a steep decline in value of companies similar to RTCI, continued operating losses and a significant reduction in the forecasted future operating profits of our professional services segment, management determined that triggering events had occurred related to certain intangible assets. Projected cash flow analysis related to those assets determined that the assets had been impaired. These intangible assets were written down to fair value during the fourth quarter of 2001 based on the related discounted expected future cash flows.

      Due to a continued decline in its revenues throughout the course of 2002, continued operating losses and a significant reduction in forecasted future operating profits, the Professional Services segment was tested for impairment during the fourth quarter of fiscal 2002. An impairment loss of $1,710,617 was recognized as a result of this evaluation. The fair value of the Professional Services segment unit was estimated using net present value of expected future cash flows.

      During the fourth quarter of fiscal 2002 the Company integrated its data mapping and XML services and personnel into the ICC.NET business segment. These products and services had previously been part of the Company's Professional Services segment. These products and services are primarily utilized to support customers of the ICC.NET VAN service. The reorganization was undertaken to more closely align these data transfer services with the customers they serve. The segment information presented below in the results of operations has been restated, for each period presented, to reflect this reorganization as if it had occurred August 1, 2001.

      We rely on many of our competitors to interconnect, at reasonable cost, with our service. We have interconnection arrangements with more than 50 business-to-business networks for the benefit of our customers. Two of the largest, GE Global Exchange Services ("GXS") and Sterling Commerce, networks which we believe to account for approximately 60% of the estimated EDI users, have chosen to discontinue their interconnect arrangements with the Company. GXS discontinued its interconnection with our service in September 2001 and Sterling Commerce discontinued its interconnection with our service in April 2002. We have entered into arrangements with Peregrine Systems, Inc. and IBM Corporation so our customers can continue to communicate through us with their trading communities. As a result of these new interconnection arrangements, we will incur additional costs and may lose existing customers if the arrangements we have provided are inadequate for their business purposes. We believe, however, that the arrangements we have made satisfy our existing customers and that our business and financial condition will not be materially or adversely affected as a result of these new arrangements.

Critical Accounting Policies and Significant Use of Estimates in Financial Statements

      In December 2001, the Securities and Exchange Commission ("SEC") issued disclosure guidance for "critical accounting policies." The SEC defines "critical accounting policies" as those that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

      The following list of critical accounting policies is not intended to be a comprehensive list of all of our accounting policies. Our significant accounting policies are more fully described in Note 2 of the notes to the consolidated financial statements included elsewhere in this annual report. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles with no need for management's judgment in their application. There are also areas in which management's judgment in selecting any available alternative would not produce a materially different result. We have identified the following to be critical accounting policies of the Company:

      Revenue Recognition: The Company derives revenue from subscriptions to its ICC.NET service, which include transaction, mailbox and fax transmission fees. The subscription fees are comprised of both fixed and usage-based fees. Fixed subscription fees are recognized on a pro-rata basis over the subscription period, generally one year. Usage fees are recognized in the period the services are rendered. The Company also derives revenue through implementation fees, interconnection fees and by providing data mapping services to its customers. Implementation fees are recognized over the life of the subscription period. Interconnection fees are fees charged to connect to another VAN service and are recognized when the data is transmitted to the connected service. Revenue from data mapping services is recognized when the map has been completed and delivered to the customer.

      The Company also derives revenue from its service bureau. Service bureau revenues are comprised of EDI services, including data translation services, purchase order and invoice processing from EDI-to-print and print-to-EDI, UPC services, including UPC number generation, UPC catalog maintenance and UPC label printing. The service bureau also derives revenue from software licensing and provides software maintenance and support. Revenue from the EDI services and UPC services is recognized when the services are provided. The Company accounts for its EDI software license sales in accordance with the American Institute of Certified Public Accountants' Statement of Position 97-2, "Software Revenue Recognition", as amended. Revenue from software licenses's recognized when all of the following conditions are met: (1) a non-cancelable non-contingent license agreement has been signed; (2) the software product has been delivered; (3) there are no material uncertainties regarding customer acceptance; and (4) collection of the resulting receivable is probable. Revenue from software maintenance and support contracts is recognized ratably over the life of the contract. The service bureau's software license revenue was not significant in any of the periods presented.

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

      If the Company enters into a multiple element agreement for which vendor specific objective evidence of fair value for each element of the arrangement does not exist, all revenue from the arrangement is deferred until all elements of the arrangement are delivered.

      Service revenue from maintenance contracts is recognized ratably over the term of the maintenance contract, on a straight-line basis. Other service revenue is recognized at the time the service is performed.

      The Company also provides a broad range of professional services consisting primarily of EDI, electronic commerce consulting, EDI education and training at seminars hosted by leading universities around the United States. Revenue from EDI and electronic commerce consulting and education and training are recognized when the services are provided. Revenue from fixed fee professional service contracts are recognized using the percentage-of-completion method of accounting, as prescribed by SOP 81-1 "Accounting for Performance of Construction-Type and Certain Production-Type Contracts."

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

      Goodwill: Goodwill consists of the excess purchase price over the fair value of identifiable net assets of acquired businesses. The carrying value of goodwill is evaluated for impairment on an annual basis. Management also reviews goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount of goodwill may be impaired. If it is determined that an impairment in value has occurred, goodwill will be written down to its implied fair value. The Company's reporting units utilized for evaluating the recoverability of goodwill are the same as its operating segments.

      Other Intangible Assets: Other Intangible assets are carried at cost less accumulated amortization. Other intangible assets are amortized on a straight-line basis over their expected lives, which are estimated to be five years. The Company did not have any indefinite lived intangible assets that were not subject to amortization

      Impairment of long-lived assets. Long-lived assets of the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Management also reevaluates the periods of amortization of long-lived assets to determine whether events and circumstances warrant revised estimates of useful lives. The Company evaluates the carrying value of its long-lived assets in relation to the future undiscounted cash flows of the asset when indications of impairment are present. If it is determined that an impairment in value has occurred, the excess of the carrying value of the asset will be written down to the present value of the expected future operating cash flows to be generated by the asset.

      Stock-based compensation: The Company accounts for stock-based compensation arrangements with its employees using the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and complies with the disclosure provisions of SFAS 123, "Accounting for Stock-based Compensation." SFAS 123 established a fair-value-based method of accounting for stock-based compensation plans. Stock-based awards to nonemployees are accounted for at fair value in accordance with the provisions of SFAS 123.

      Income Taxes: We have a history of unprofitable operations which generated significant state and federal tax net operating losses, or NOL carryforward. Generally accepted accounting principles in the United States require that we record a valuation allowance against the deferred tax asset associated with this NOL if it is "more likely than not" that we will not be able to utilize it to offset future taxes. Due to our history of unprofitable operations, we have recorded a valuation allowance equal to 100% of these deferred tax assets.

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

      Impairments of goodwill and acquired intangibles in the amount of $1,711,000 and $16,708,000 were as recorded during the years ended July 31, 2002 and July 31, 2001, respectively. During fiscal 2001, due to a significant reduction of the workforce of the professional services segment, a steep decline in the value of companies similar to it, continued operating losses and a significant reduction in the forecasted future operating profits, management determined that triggering events had occurred related to the certain acquired intangible assets of the Professional Services segment, namely its assembled workforce, its customer list and goodwill. The projected cash flow analysis related to those assets determined that the assets had been impaired. These intangible assets were written down to fair value based on the discounted expected future cash flows from the intangible assets over their remaining estimated useful lives. An impairment loss of $16,708,000 was recognized as a result of this evaluation. During fiscal 2002, due to a continued decline in its revenues throughout the course of 2002, continued operating losses and a significant reduction in forecasted future operating profits, the Professional Services segment was tested for impairment during the fourth quarter of fiscal 2002. An impairment loss of $1,711,000 was recognized as a result of this evaluation. The fair value of the Professional Services segment unit was estimated using the net present value of expected future cash flows.

      In March 2000, ICC granted an option to purchase 100,000 shares of class A common stock pursuant to a consulting agreement with a former executive officer and board member. The Black-Scholes option-pricing model was used to determine the market value of these options, which required management to make certain estimates for values of variables used by the model. Non-cash consulting charges for this stock option amounted to $450,000 in the year ended July 31, 2001.

      In connection with a warrant exchange offer in April 2002, the Company valued the repriced and newly issued warrants at $461,084 using the Black-Scholes pricing model. This amount has been deducted from the Company's net loss to increase the net loss attributable to common stockholders.

      In connection with the acquisition of RTCI on November 6, 2000, issued and outstanding options and warrants to purchase RTCI common stock were exchanged for into options and warrants of ICC, providing the holders the right to receive, upon exercise, an aggregate of 394,905 shares of ICC class A common stock and $343,456 of cash. The options and warrants were valued using the Black-Scholes pricing model. Management estimated the values for stock price volatility, the expected life of the options and risk-free rate based on information that was available to management at the time the Black-Scholes option-pricing calculations were made. The fair value of the vested portion of the options was included in the purchase price for RTCI.

Results of Operations and Financial Condition

Fiscal Year Ended July 31, 2002 Compared with Fiscal Year Ended July 31, 2001.

Results of Operations - Consolidated

The following table reflects consolidated operating data by reported segment. All significant intersegment activity has been eliminated. Accordingly, the segment results below exclude the effect of transactions with our subsidiary.

                                                          Year Ended
                                                            July 31,
                                                 ------------------------------
Income (loss) before income taxes:                   2002               2001
                                                 -----------       ------------

ICC.NET                                          $(3,126,008)      $(12,057,379)
Service Bureau                                         4,948           (391,048)
Professional Services                             (3,426,493)       (20,336,812)
                                                 -----------       ------------
Consolidated loss before income taxes            $(6,547,553)      $(32,785,239)
                                                 ===========       ============

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

                                                          Year Ended
                                                           July 31,
                                                 ------------------------------
                                                   2002 (1)          2001 (1)
                                                 -----------       ------------
Revenues:
VAN services                                     $ 7,330,664       $  4,690,919
Services to Triaton                                  105,626          1,068,500
Technology license                                 3,000,000                 --
                                                 -----------       ------------
                                                  10,436,290          5,759,419
Expenses:
Cost of services                                   5,744,587          5,794,541
Product development and enhancement                  822,314            625,279
Selling and marketing                              3,034,683          4,523,331
General and administrative                         4,230,242          6,913,600
Non-cash charges                                      59,989            450,110
                                                 -----------       ------------
                                                  13,891,815         18,306,861
                                                 -----------       ------------

Operating loss                                    (3,455,525)      $(12,547,442)
                                                 -----------       ------------

Other income, net                                    329,517            490,063
                                                 -----------       ------------

Loss before income taxes                         $(3,126,008)      $(12,057,379)
                                                 ===========       ============

      (1) Restated to reflect the integration of data mapping services into the ICC.NET segment.

      Revenues - ICC.Net - Revenues of our ICC.NET service were 73% of our total consolidated revenues for the fiscal year ended July 31, 2002 ("2002"). Our ICC.NET service revenues increased $4,677,000 in 2002 from the fiscal year ended July 31, 2001 ("2001"). VAN revenues increased $2,640,000 in 2002, or 56% from the prior year. This increase is the result of a larger customer base and increased volume. Services to Triaton decreased from $1,069,000 under the original agreement in 2001 to $106,000 in 2002. During 2002, we recognized technology license revenue of $3,000,000 from Triaton for the license of our ICC.NET service. Under the terms of the July 2002 license agreement, we granted Triaton a non-exclusive license to use ICC's electronic data interchange system in its most recent version anywhere in the continent of Europe, Great Britain and Ireland for a five-year term. Triaton has the right to provide and use the ICC.NET service to its customers. Triaton paid us $1,500,000 in July 2002 and an additional $1,500,000 in October 2002 under this license agreement. ICC will not report any additional revenues under the amended agreement with Triaton, except that, at Triaton's request, ICC shall provide sales support, customer support and software support on its standard terms and conditions

      Cost of services - ICC.Net - Cost of services relating to our ICC.NET service was 55% of revenues derived from the service in 2002, compared to 101% of revenues derived from the service in 2001. These costs consist primarily of salaries and employee benefits, data lines and amortization of capitalized software and mapping technology. The decrease of $50,000 in 2002 from the prior year was primarily the result of increased connectivity costs offset by lower salaries and employee benefits. We reduced our cost of services personnel to 28 at the end of 2002 from 38 at the end of 2001 and as a result we were able to reduce salaries and employee benefits by $521,000. The reduction in the number of employees did not affect the quality or reliability of our service. Rental expenses for leased computer equipment decreased $120,000 in 2002 compared to the prior year. Connectivity fees are those costs that we incur to transmit data electronically. These fees include charges from other VANs and charges from Internet service providers. Total connectivity fees increased $370,000 in 2002. The increase in connectivity fees was primarily due to additional fees incurred to offer our customers and their trading partners alternate connectivity as a result of GXS and Sterling disconnecting our service from their networks. In addition, amortization increased $239,000 in 2002. This was primarily due to the acquisition of RTCI. Because the acquisition took place at the beginning of the second quarter of 2001, only nine months of mapping technology amortization was recognized in 2001, compared to twelve months of amortization in 2002. We anticipate that our

ICC.NET cost of services will continue to decline as a percentage of revenues in future periods due to increased utilization of our existing infrastructure as we expect the use of our ICC.NET service to increases.

      Product development and enhancement - ICC.Net - Product development and enhancement costs relating to our ICC.Net service consist primarily of salaries and employee benefits. The increase of $197,000 in 2002 from 2001 was primarily caused by an increase in salaries and employee benefits of $317,000 partially offset by reductions in facility-related costs of $72,000, travel expenses which were reduced $22,000 and computer equipment rental costs which were reduced $27,000. These reductions were the result of our cost reduction measures.

      Selling and marketing - ICC.NET - Selling and marketing expenses relating to our ICC.NET service consist primarily of salaries and employee benefits, advertising, trade shows and travel-related costs. Selling and marketing expenses related to our ICC.NET were reduced $1,489,000 in 2002 from 2001. Salaries and employee benefits related to our ICC.NET service decreased $645,000, primarily due to the elimination of our telesales force. Consulting and professional fees were reduced $275,000, advertising and trade show expenses were reduced $233,000, rent and facility-related costs were reduced $157,000, and travel-related costs were reduced $141,000--all as a result of our cost reduction measures.

      General and administrative - ICC.NET - General and administrative expenses supporting our ICC.NET service consist primarily of salaries and employee benefits, rent, depreciation, telephone, insurance, amortization and consulting and professional fees. General and administrative expenses supporting our ICC.NET service decreased $2,683,000 in 2002 from the prior year. Salaries and related employee benefits decreased $1,220,000 in 2002, due to a reduction in the workforce. In addition, recruiting fees decreased $137,000. The prior year, 2001, included severance payments of $448,000, primarily due to the termination of an officer. Consulting and professional fees decreased $704,000 in 2002 primarily as a result of the termination of a consulting contract with a former officer of the Company that was recognized in 2001. Amortization decreased $119,000, primarily as a result of the Company's implementation of SFAS No. 142, effective August 1, 2001, which requires goodwill to be tested for impairment on a periodic basis and no longer permits the amortization of goodwill.

      Non-cash charges - ICC.NET - During 2002 the non-employee members of our Board of Directors received class A common stock with a value of $60,000 as compensation for their services. No such compensation was paid in 2001. In March 2000, ICC granted an option to purchase 100,000 shares of class A common stock pursuant to a consulting agreement with a former executive officer and board member of ICC. Non-cash consulting charges for this stock option amounted to $450,000 in 2001. No such charges were incurred in 2002.

      Other income, net - ICC.NET - Interest and investment income decreased $364,000 in 2002 compared to 2001 as the result of lower average cash balances and interest rates compared to the prior year. This was partially offset by other non-operating income of $208,000 during 2002. This includes a legal settlement from a competitor of $63,000 and the favorable settlement of an acquisition liability of $145,000. No such settlements were recorded in 2001.

Results of Operations - Service Bureau

      Our service bureau manages and translates the data of small and mid-sized companies that exchange EDI data with large companies and provides various EDI and UPC (universal product code) services. Our service bureau also licenses EDI software. The following table summarizes operating results for our service bureau:

                                                           Year Ended
                                                             July 31,
                                                    ---------------------------
                                                       2002             2001
                                                    ----------      -----------
Revenues:
  Services                                          $1,633,183      $ 1,462,088
Expenses:
    Cost of services                                   839,217          668,535
    Product development and enhancement                154,589          305,750
    Selling and marketing                              123,100          105,382
    General and administrative                         511,329          773,469
                                                    ----------      -----------
                                                     1,628,235        1,853,136
                                                    ----------      -----------
Operating income (loss)                                  4,948         (391,048)
                                                    ----------      -----------
Other income, net                                           --               --
                                                    ----------      -----------
Income (loss) before income taxes                   $    4,948      $  (391,048)
                                                    ==========      ===========

      Revenues - Service Bureau - Revenues of our service bureau were 11% of our total consolidated revenues for 2002. The service bureau's revenues were primarily generated from services performed, customer support and licensing fees. This increase in revenues of $171,000 was primarily the result of an increased demand for barcode label printing from existing customers.

      Cost of services - Service Bureau - Cost of services relating to our service bureau was 51% of revenues of the service bureau in 2002, compared to 46% of revenue of the service bureau in 2001. These costs consist primarily of salaries and employee benefits, data lines, rent and consultants. Salary and benefits increased by $112,000 in 2002 from 2001, primarily as a result of an increase in staff. Facilities related costs increased $29,000 and consulting expenses increased $10,000 from the prior year.

      Product development and enhancement - Service Bureau - Product development and enhancement costs relating to our service bureau consist primarily of salaries and employee benefits and rent. Product development and enhancement costs incurred by our service bureau decreased $151,000 in 2002 from 2001. The decrease was primarily attributable to capitalized labor costs for newly developed software in the amount of $92,000. Also, consulting fees were reduced by $52,000.

      Selling and marketing - Service Bureau - Selling and marketing expenses relating to our service bureau consist primarily of salaries and employee benefits and rent, which increased $18,000.

      General and administrative - Service Bureau - General and administrative expenses supporting our service bureau consist primarily of salaries and employee benefits, depreciation, amortization, rent, telephone and office expenses. Amortization decreased $241,000, primarily as a result of the Company's implementation of SFAS No. 142, effective August 1, 2001, which requires goodwill to be tested for impairment on a periodic basis and no longer permits the amortization of goodwill.

Results of Operations - Professional Services

      Our professional services segment provides comprehensive business-to-business electronic commerce solutions including electronic commerce infrastructure solutions. Our professional services segment also conducts a series of product-independent EDI seminars for electronic commerce users. The following table summarizes operating results for our professional services:

                                                          Year Ended
                                                           July 31,
                                                -------------------------------
                                                  2002 (1)            2001 (1)
                                                ------------       ------------
Revenues:
  Services                                      $  2,152,323       $  2,521,012

Expenses:
    Cost of services                               2,191,750          2,891,278
    Selling and marketing                            341,717            754,871
    General and administrative                     1,107,741          1,995,515
    Non-cash charges for stock-based                 190,019            540,938
      compensation & services
    Impairment of goodwill and acquired
      intangible                                   1,710,617         16,708,479
                                                ------------       ------------
                                                   5,541,844         22,891,081
                                                ------------       ------------

Operating loss                                    (3,389,521)       (20,370,069)

Other income (expense), net                          (36,972)            33,257
                                                ------------       ------------

Loss before income taxes                        $ (3,426,493)      $(20,336,812)
                                                ============       ============

(1) Restated to reflect the integration of data mapping services into the ICC.NET segment.

      Revenues - Professional services - Revenues from professional services were 15% of our total consolidated revenues for 2002. Revenues from professional services consist of consulting and educational services. As a result of the continuing economic slowdown, revenues from professional services decreased $369,000 in 2002 from 2001 for consulting services.

      Cost of services - Professional Services - Cost of services relating to professional services was 102% of revenues derived from professional services in 2002, compared to 115% of revenues in 2001. Cost of services consists primarily of salaries and benefits, consultants, travel related expenses, amortization and off site facilities. Cost of services related to our professional services decreased $700,000 in 2002. Amortization expense decreased $472,000 from the prior year. As required by FAS 142, we reclassified the workforce intangible from other intangible assets to goodwill and as a result, no such amortization charge was incurred in 2002. We reduced our cost of services personnel to 13 at the end of 2002 from 24 at the end of 2001. As a result salary and employee benefits decreased by $158,000 in 2002. In addition, as part of our cost reduction measures, facility-related costs and computer equipment rentals decreased $50,000 from the prior year.

      Selling and marketing - Professional Services - Selling and marketing expenses relating to our professional services consist primarily of salaries and employee benefits, travel related expenses, advertising, trade shows and amortization. Selling and marketing expenses related to our professional services were reduced $413,000 in 2002 from the prior year. This decrease is the result of a decrease in salaries and employee benefits of $78,000. Amortization expense for the acquired customer list was no longer recorded during 2002 as an impairment charge for the full carrying value was recognized in the fourth quarter of 2001. This resulted in a decrease of $61,000 in amortization expense during the current year. In addition, as part of our cost reduction measures, travel-related expenses, tradeshow fees, advertising expenses and office expenses decreased by $272,000 from the prior year.

      General and administrative - Professional Services - General and administrative expenses supporting our professional services consist primarily of salaries and employee benefits, rent, legal fees, telephone charges, depreciation, amortization and professional fees. General and administrative costs supporting our professional services decreased $888,000 in 2002 from 2001. The decrease was partially attributable to a decrease in depreciation and amortization of $886,000, a result of the Company's implementation of SFAS No. 142, effective August 1, 2001, which requires goodwill to be tested for impairment on a periodic basis and no longer permits the amortization of goodwill. The decrease was also attributable to a decrease in salaries and employee benefits of $254,000, primarily due to a reduction in the workforce. Offsetting these decreases were a lease abandonment charge of $193,000 and an increase of $61,000 in legal and professional fees.

      Non-cash charges - Professional Services - Non-cash charges for compensation and services relating to our professional services in 2002 consisted of $190,000 of stock-based compensation expenses related to 172,907 unvested restricted shares issued to RTCI employees in connection with our acquisition of RTCI. The value of the restricted shares was amortized from the date of acquisition through January 1, 2002. During 2001, professional services recognized $541,000 of stock based compensation expense related to these restricted shares.

      Impairment of Acquired Intangibles - Professional Services - During 2001, professional services recorded an impairment charge of $16,708,000 related to the impaired intangibles acquired from RTCI. Due to a significant reduction of the workforce of professional management, a steep decline in the value of similar companies, continued operating losses and a significant reduction in forecasted operating profits, we determined that a triggering event had occurred related to the to certain acquired intangible assets of the professional services segment, namely the assembled workforce, the customer list and goodwill. Projected cash flow analysis related to these assets determined that this asset had been impaired. This intangible assets were written down in 2001 to fair value based on the related discounted expected future cash flows and from the intangible assets. During 2002 management once again determined that triggering events had occurred related to goodwill. The carrying value of goodwill was reevaluated for impairment and an impairment charge of $1,711,000 was recognized in 2002.

      Income tax benefit - Professional Services - The income tax benefit of $1,929,887 in 2001 primarily resulted from the decrease of our deferred tax liability associated with the amortization of identifiable intangibles and from the offset of deferred tax liabilities against post-acquisition net operating losses. No such benefit was recorded in 2002.

Fiscal  Year Ended July 31,  2001  Compared  with Fiscal Year Ended
July 31, 2000.

Results of Operations - Consolidated

      The following table reflects consolidated operating data by reported segment. All significant intersegment activity has been eliminated. Accordingly, the segment results below exclude the effect of transactions between with our subsidiary.

                                                           Year Ended
                                                             July 31,
                                                   ----------------------------
Consolidated income (loss) before income taxes:       2001(1)           2000
                                                   ------------    ------------

ICC.NET                                            $(12,057,379)   $(14,485,627)
Service Bureau (2)                                     (391,048)             --
Professional Services (3)                           (20,336,812)             --
                                                   ------------    ------------
Consolidated loss before income taxes              $(32,785,239)   $(14,485,627)
                                                   ============    ============

(1) Restated to reflect the integration of data mapping services into the ICC.NET segment.

(2)   We acquired our service bureau in August 2000.

(3)   We acquired our porfessional services business in November 2000.

Results of Operations - ICC.Net

      The following table summarizes operating results for our ICC.Net service:

                                                         Year Ended
                                                           July 31,
                                                -------------------------------
                                                  2001 (1)             2000
                                                ------------       ------------
Revenues:
VAN services                                    $  4,690,919       $  1,303,441
Services to Triaton                                1,068,500                 --
                                                ------------       ------------
                                                   5,759,419          1,303,441
Expenses:
Cost of services                                   5,794,541          2,514,282
Product development and enhancement                  625,279            702,218
Selling and marketing                              4,523,331          3,273,294
General and administrative                         6,913,600          4,814,160
Non-cash charges                                     450,110          5,160,345
                                                ------------       ------------
                                                  18,306,861         16,464,299
                                                ------------       ------------

         Operating loss                          (12,547,442)      $(15,160,858)
                                                ------------       ------------

         Other income, net                           490,063            675,231
                                                ------------       ------------

         Loss before income taxes               $(12,057,379)      $(14,485,627)
                                                ============       ============

(1) Restated to reflect the integration of data mapping services into the ICC.NET business segment.

      Revenues - ICC.NET - Revenues of our ICC.NET service were 59% of our total consolidated revenue for the fiscal year ended July 31, 2001 ("2001"). Our ICC.NET services revenues increased $4,456,000 in 2001 from the fiscal year ended July 31, 2000. VAN revenue increased $3,387,000 in 2001 or 260% from the prior year. The increase is the result of a larger customer base and increased volume. This increase includes $1,000,000 of fees from Triaton, under a Joint Services Agreement dated July 28, 2000.

      Cost of services - ICC.NET - Cost of services relating to our ICC.NET service was $5,795,000, or 101% of revenues derived from the service in 2001, compared to $2,514,000 or 193% of revenues in 2000. These costs consist primarily of salaries and employee benefits, data lines and amortization of capitalized software and mapping technology. Salaries and employee benefits related to the ICC.NET service increased $1,814,000 and computer equipment rentals increased $222,000. Depreciation and amortization increased $680,000 primarily as a result of the amortization of the mapping technology acquired as part of our acquisition of RTCI during 2001. In addition, data lines costs increased $207,000, consulting fees increased $152,000 and rent expense increased $92,000. The increases in salaries, employee benefits, data lines and support were due to the increased use of our service, which resulted in the hiring of additional employees for our customer and technical support functions. We anticipate that our ICC.Net cost of services will continue to decline as a percentage of revenues in future periods due to increased utilization of our existing communications ifrastructure as the use of our service increases.

      Product development and enhancement - ICC.NET - Product development and enhancement costs relating to our ICC.NET service consist primarily of salaries and employee benefits. The decrease of $77,000 in 2001 from 2000 is attributable to a decrease in salaries and benefits of $205,000, partially offset by increases in rent expense of $81,000 and computer equipment rental costs of $44,000.

      Selling and marketing - ICC.NET - Selling and marketing expenses relating to our ICC.NET service consisted primarily of salaries and employee benefits, advertising, trade shows and travel-related costs. Selling and marketing expenses for our ICC.NET service increased $1,250,000 from the prior year. This is attributable to an increase in salaries and employee benefits of $718,000 as well as expenditures for trade shows, advertising and consultants which increased a total of $348,000 as we increased our marketing efforts. In addition, rent expense increased $109,000 due to the lease of additional office space expenditures related to the RTCI acquisiiton and were not present in the prior year.

      General and administrative - ICC.NET - General and administrative expenses supporting our ICC.NET service consist primarily of salaries and employee benefits, rent, depreciation, telephone, insurance, amortization and consulting and professional fees. Expenses related to our ICC.Net services increased $2,099,000 in 2001. The general and administrative expenses include increases in rent expense of $251,000 and salaries and benefits of $633,000. In addition, depreciation expenses increased $224,000 from the prior year, primarily as a result of additional fixed assets acquired. Severance of $455,000 was recognized primarily due to the termination of an executive officer in

2001. In addition, consulting fees increased $499,000 primarily due to a former director's consulting agreement.

      Non-cash charges - ICC.NET - Non-cash charges for compensation and services amounted to $450,000 in 2001 and $5,160,000 in 2000. In March 2000, ICC granted an option to purchase 100,000 shares of class A common stock pursuant to a consulting agreement with a former executive officer and board member. The fair value of the option was $6,319,000 and was to be amortized as consulting expense over the term of the consulting agreement. On September 22, 2000, the former board member and Company agreed to cancel the option. Non-cash charges for this option amounted to $450,000 during 2001. The non-cash charges for 2000 of $3,311,000 resulted from the vesting of performance-based options. Non-cash charges for the options to the former board member noted above amounted to $1,186,000 during 2000. In June 2000, ICC recorded $663,000 in non-cash charges for 10,000 shares of class A common stock valued at $176,000 and 50,000 stock options valued at $487,000 issued in connection with a settlement of certain litigation.

Results of Operations - Service Bureau

      We acquired our service bureau through the purchase of IDC in August 2000. The following table summarizes operating results for our service bureau:

                                                             Year Ended
                                                               July 31,
                                                     ---------------------------
                                                         2001            2000
                                                     -----------     -----------
Revenues:
    Services                                         $ 1,462,088     $        --
Expenses:
    Cost of services                                     668,535              --
    Product development and enhancement                  305,750              --
    Selling and marketing                                105,382              --
    General and administrative                           773,469              --
                                                     -----------     -----------
                                                       1,853,136              --
                                                     -----------     -----------

Operating income (loss)                                 (391,048)             --
                                                     -----------     -----------

Other income, net                                             --              --
                                                     -----------     -----------

Income (loss) before income taxes                    $  (391,048)    $        --
                                                     ===========     ===========

      Revenues - Service Bureau - Revenue in the amount of $1,462,000, or 15% of 2001 revenue, was generated from our service bureau. The service bureau's revenue was primarily generated from the services performed, customer support and licensing fees.

      Cost of services - Service Bureau - Costs of services relating to our service bureau totaled $669,000, or 46% of revenues derived from the service bureau. Salaries and employee benefits relating to our service bureau were $458,000. Other service bureau costs include data lines and support of $60,000 and consulting fees of $44,000.

      Product development and enhancement - Service Bureau - Product development and enhancement costs incurred by our service bureau were $306,000, which consisted of $223,000 in salaries and employee benefits and $52,000 of consulting fees.

      Selling and marketing - Service Bureau - Our service bureau incurred selling expenses in the amount of $105,000, which were primarily comprised of salaries and employee benefits.

      General and administrative - Service Bureau - Our new service bureau incurred general and administrative expenses in the amount of $773,000. These costs were made up of salaries and employee benefits of $379,000, amortization from goodwill of $241,000 and rent of $81,000 all relating to our purchase of IDC during 2001.

Results of Operations - Professional Services

      We acquired our professional services through the acquisition of RTCI in November of 2000. The following table summarizes operating results for our professional services:

                                                           Year Ended
                                                             July 31,
                                                   -----------------------------
                                                       2001             2000
                                                   ------------     ------------
Revenues:
    Services                                       $  2,521,012     $         --

Expenses:
    Cost of services                                  2,891,278               --
    Selling and marketing                               754,871               --
    General and administrative                        1,995,515               --
    Non-cash charges for stock-based
      compensation & services                           540,938               --
    Impairment of goodwill acquired
      intangibles                                    16,708,479               --
                                                   ------------     ------------
                                                     22,891,081               --
                                                   ------------     ------------

Operating loss                                      (20,370,069)              --

Other income (expense), net                              33,257               --
                                                   ------------     ------------

Loss before income taxes                           $(20,336,812)    $         --
                                                   ============     ============

      Revenues - Professional services - Revenues related to our professional services accounted for $2,521,000, or approximately 26% of 2001 revenue. The revenue generated by our professional services consisted of consulting and custom solutions.

      Cost of services - Professional services - Cost of services relating to our professional services were $2,891,000, or 115% of revenues derived from professional services. Salaries and employee benefits relating to our professional services were $1,519,000, consulting fees were $366,000, computer equipment rental costs were $164,000, amortization of the workforce were $472,000 and costs related for educational services were $323,000 in 2001.

      Selling and marketing - Professional services - Selling and marketing for our professional services was $755,000 in 2001. Amortization increased $61,000 due to our acquisition of RTCI's customer list. In addition, salaries and employee benefits relating to our professional services were $437,000, travel meals and entertainment costs were $112,000 and advertising and trade shows costs were $110,000 in 2001.

      General and administrative - Professional services - General and administrative expenses supporting professional services were $1,996,000 in 2001. The primary component of professional services general and administrative expenses amortization of goodwill resulting from our acquisition of RTCI totaling $886,000. The remaining expenses incurred in 2001 were comprised primarily of salaries and employee benefits in the amount of $581,000, office rent in the amount of $342,000 and depreciation and amortization in the amount of $195,000.

      Non-cash charges - Professional services - In connection with our acquisition of RTCI, we issued unvested restricted shares to RTCI employees and recorded $731,000 of deferred stock-based compensation in connection with the issuance of those shares. During 2001, we recognized $541,000 of stock-based compensation expenses related to these shares.

      Impairment of goodwill and acquired intangibles-professional services. Due to a reduction of the workforce of RTCI, a steep decline in the value of companies similar to RTCI, continued operating losses and a significant reduction in the forecasted future operating profits of our professional services segment, management determined that triggering events had occurred related to certain acquired intangible assets. Projected cash flow analysis related to those assets determined that the assets had been impaired. These intangible assets were written down to fair value based on the related discounted expected future cash flows. During 2001, the Company recorded an impairment charge of $16,708,000 related to impaired intangibles acquired from RTCI.

Income Taxes

      Income tax benefit of $1,930,000 in 2001 resulted from the decrease of our deferred tax liability associated with the amortization of identifiable intangibles and from the offset of deferred tax liabilities against post-acquisition net operating losses.

Liquidity and Capital Resources

      Our principal sources of liquidity, which consist of cash and cash equivalents and marketable securities, decreased to $2,219,000 as of July 31, 2002 from $2,889,000 as of July 31, 2001. We believe, these resources, together with the remaining $1,500,000 owed to us by Triaton GmbH under the License Agreement which was paid in October 2002, and the commitment by certain members of our Board of Directors to provide up to a maximum of $1,000,000 in additional funding to the Company, if required, should provide us with sufficient liquidity to continue in operation through July 31, 2003.

      We anticipate break even operations for the year ending July 31, 2003. We anticipate that we will achieve positive cash flow from operations for our 2003 fiscal year. However, if our revenues do not increase as anticipated or if our expenses increase more than anticipated due to competitive or other factors described under "Risk Factors," we may not achieve break even operations or positive cash flow from operations as anticipated for our 2003 fiscal year. Thus, we may need to raise additional financing. Furthermore, if our stockholders' equity securities remains less than $10 million at the end of any future fiscal quarter, our class A common stock may no longer be eligible for trading on the NASDAQ National Market, and , as a result, we may attempt to sell additional equity securities to increase our stockholders' equity to the required level. We cannot assure you that any additional financing would be available on reasonable terms or at all.

      We have financed our operations through private placements during fiscal 1994, our initial public offering during fiscal 1995 (the "IPO"), a private placement in March 1997, a private placement of bridge note units during fiscal 1998 and 1999, a private placement of series A preferred stock in April 1999, private placements of our class A common stock, series C preferred stock and warrants in November 1999, a private placement of our class A common stock and warrants in October 2001 and a warrant exchange offer in May 2002.

      In the October 2001 private placement we sold 1,159,716 shares of class A common stock and warrants to purchase 347,915 additional shares of class A common stock for gross proceeds of $3,189,219. The warrants expire in October 2006 and are exercisable at $3.58 per share, subject to adjustment pursuant to customary antidilution adjustments for stock splits, dividends and combinations. The warrants are redeemable at our option for $0.10 per warrant commencing in April 2003 if the closing bid price of our class A common stock is at least 200% of the exercise price of the warrants for 30 consecutive trading days. In connection with the private placement, the Company incurred fees of $152,511, of which $35,000 has been paid in cash and $117,511 has been paid by issuing warrants to purchase 50,000 shares of class A common stock. The warrants have substantially the same terms and conditions as the warrants issued in the private placement.

      We commenced a warrant exchange offer on April 23, 2002. The offer was extended to investors who participated in the private placement in October 2001 and to holders of warrants issued as fees in connection with this private placement. The offer lowered the exercise price of the warrants issued in the private placement to $2.50 per class A common share for those investors that agreed to exercise those warrants. In addition, for each class A common share purchased pursuant to the warrant exercise, a new warrant (the "New Warrants") to purchase an equivalent number of class A common shares was issued. The New Warrants have an exercise price of $3.50 per share and are exercisable for a five-year period. The New Warrants have the same redemption terms as the warrants issued in the private placement. The warrant exchange offer was originally set to expire on April 30, 2002, but was extended by the Company's board of directors until May 31, 2002. The Company received $659,288 in gross proceeds and issued a total of 263,715 shares of class A common stock and new warrants to purchase 263,715 shares of class A common stock.

      In October 2002, we obtained commitments from certain existing investors to provide an aggregate of up to $1,000,000 of additional capital, if required, for us to continue as a going concern. Such additional capital may be in the form of long term, debt, common stock, preferred stock or other equity instruments or a combination of the foregoing and shall be on arms length terms negotiated by the parties. The commitments expire upon the earliest to occur of
(a) July 31, 2003, (b) the sale, transfer or other disposition of all or substantially all the assets of the Company, (c) a change in control, or (d) the date the Company raises debt or equity capital, or a combination of debt and equity, capital in an amount equal to or greater than $1,000,000 subsequent to the date of the commitment.

      We have a net operating loss carryforward of approximately $71 million to offset future taxable income for federal income tax purposes. The utilization of the loss carryforward to reduce any such future income taxes will depend on our ability to generate sufficient taxable income prior to the expiration of the net operating loss carryforwards. The carryforward expires from 2007 to 2021. The Internal Revenue Code of 1986, as amended, and the regulations promulgated thereunder contain provisions which limit the use of available net operating loss carryforwards in any given year should significant changes (greater than 50%) in ownership interests occur. Due to the IPO, the net operating loss carryover of approximately $1.9 million incurred prior to the IPO is subject to an annual limitation of approximately $400,000 until that portion of the net operating loss is utilized or expires. Due to the private placement of series A preferred stock in April 1999, the net operating loss carryover of approximately $18 million incurred prior to the private placement is subject to an annual limitation of approximately $1 million until that portion of the net operating loss is utilized or expires. Also, due to the 100% ownership change when we acquired RTCI, RTCI's net operating loss of approximately $6.5 million incurred prior to the ownership change is subject to an annual limitation of approximately $1.4 million until that portion of the net operating loss is utilized or expires.

   Consolidated Working Capital

      Consolidated working capital increased to $2,622,000 at July 31, 2002 from $646,000 at July 31, 2001. This increase is due to a $1,379,000 increase in accounts receivable and a $974,000 decrease in accrued expenses.

   Analysis of Cash Flows

      Cash used in operating activities decreased to $4,293,000 in 2002 from $11,401,000 in 2001. The decrease is primarily the result of an increase in revenue of $4,479,000.

      Cash provided by investing activities increased to $464,000 in 2002 compared to cash used by investing activities of $334,000 in 2001. This increase is primarily the result of $538,000 in proceeds from the sales of marketable securities in 2002 and a decrease in payments for property and equipment of $592,000.

      Cash provided by financing activities increased to $3,693,000 in 2002 compared to cash used in financing activities of $45,000 in 2001. The increase is primarily the result of net proceeds of $3,107,000 from the October 2001 private placement described above and $699,000 of proceeds from the exercise of warrants to purchase class A common stock of which $659,000 is attributable to the warrant exchange offer discussed above.

   Recent Accounting Pronouncements

      In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143"), which requires the recognition of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the carrying amount of the related long-lived asset is correspondingly increased. Over time, the liability is accreted to its present value and the related capitalized charge is depreciated over the useful life of the asset. SFAS 143 is effective for fiscal years beginning after June 15, 2002. Management believes that the adoption of this standard will not have a significant impact on the Company's financial position or results of operations.

      In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). "SFAS 144" supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." (SFAS 121") SFAS 144 retains the requirements of SFAS 121 to recognize an impairment loss only if the carrying value of a long-lived asset is not recoverable from its estimated undiscounted cash flows and to measure an impairment loss as the difference between the carrying value and fair value of the asset, but it establishes new standards for long-lived assets to be disposed of. The provisions of SFAS 144 are effective for fiscal years beginning after December 15, 2001. The Company is required to adopt SFAS 144 on August 1, 2002. Management believes that the adoption of this standard will not have a significant impact on the Company's financial position or results of operations.

      In July 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 will supersede Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS requires that costs associated with an exit or disposal plan be recognized when incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Management believes that the adoption of this standard will not have a significant impact on the Company's financial position or results of operations.

      In November 2001, the Emerging Issues Task Force ("EITF") of the FASB reached a consensus on Issue No. 01-14, "Income Statement Characterization of Reimbursements Received for `Out-of-Pocket' Expenses Incurred." A consensus was reached that reimbursements received for out-of-pocket expenses incurred should be characterized as revenue in the income statement. The Company adopted EITF 01-14 effective February 1, 2002. Reimbursements of out-of-pocket expenses were not significant in any of the periods presented.

Risk Factors

      You should carefully consider each of the following risk factors in addition to the other information contained in this annual report. Investing in our class A common stock involves a high degree of risk. Any of the following risks could materially and adversely affect our business, operating results, financial condition and the market price of our class A common stock.

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

      We have never earned a profit and expect to incur losses in the future, and cannot assure that we will be profitable in the future on an operating basis or otherwise. We have incurred significant losses since we were founded in 1991. We have never earned a profit in any fiscal quarter and, as of July 31, 2002, we had an accumulated deficit of approximately $76 million.

      Our revenues are primarily dependent on the number of customers who subscribe to our ICC.NET VAN service and the volume of the data, documents or other information they send or retrieve utilizing this service. The success of our ICC.NET VAN service and our other services depends to a large extent on the future of business-to-business electronic commerce using the Internet, which is uncertain. In addition, we expect our expenses to increase in the areas of information technology, sales and marketing. As a result, we expect to incur additional losses in the near future.

      If our revenues decline or grow at a slower rate then we anticipate and we are unable to adjust spending in a timely manner or if our expenses increase without commensurate increases in revenues, our operating results will suffer and we may not ever achieve profitability.

      We currently depend primarily on our ICC.NET service. We are primarily focusing on our ICC.NET service, and as a result, our expected revenue growth for the foreseeable future is almost entirely dependent on the success of this service, including, but not limited to, the number of customers who subscribe to the service and the volume (in kilocharacters) of the data, documents or other information they send or retrieve utilizing our service, and revenues derived from our professional services and service bureau segments. Of our consolidated total revenues of 2002, $3 million was attributable to Triaton, and will not recur in 2003 or thereafter. We will need to generate significant additional revenues from our ICC.NET service to replace the revenues from Triaton and to achieve and maintain profitability.

      We may not be able to compete effectively in the business-to-business electronic commerce market, which could limit our market share and harm our financial performance. Our principal competitors include: Inovis (formerly a subsidiary of Peregrine Systems, Inc.); GXS, Global eXchange Services, owned by Francisco Partners; International Business Machines Corporation Global Services; Sterling Commerce, Inc., a subsidiary of SBC Communications Inc.; EasyLink Corp.; and KleinSchmidt. Each of these competitors has an established VAN that has provided EDI for several years and has long-established relationships with the users of EDI, including many of our prospective customers.

      Our market is characterized by rapidly changing technology, customer demands and intense competition. The Internet's recent growth and the intense competition in our industry resulted in significant changes during 2002. Traditional VAN's such as GXS, Sterling and Inovis have either been sold by their parent companies or are currently for sale. GXS was recently acquired by Francisco Partners, Inovis was spun off from Peregrine Systems, Inc. and acquired by Golden Gate Capital, and we believe that SBC is attempting to sell Sterling Commerce. We believe that much of this activity is attributed to the impact of the Internet on traditional VAN's.

      New competition is emerging in the form of Web Services networks, collaborative applications, application service providers, e-marketplaces and integration broker suites. Competitors providing these alternatives include Cyclone Corporation and IPNet. They offer software solutions that utilize the Internet to transmit data between trading partners. We believe that the high cost of implementation and the ongoing costs of supporting a company's trading partners are a barrier to the wider acceptance of their product offerings in the marketplace.

      Many of our current and potential competitors have significant existing customer relationships and vastly larger financial, marketing, customer support, technical and other resources than we do. As a result, they may be able to responsed more quickly to changing technology and changes in customer requirements or be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to potential customers and employees, or be able to devote greater resources to the development, promotion and sale of their services than we can. As a result, we may not be successful in competing against our competitors.

      Furthermore, we rely on many of our competitors to interconnect with our service to promote an "open community" so all businesses can take advantage of the efficiencies of EDI, no matter what network they choose as their provider. In September 2001 and January 2002, two of our competitors, GXS and Sterling Commerce, terminated existing interconnect agreements with us and we made alternative arrangements to serve our customers.

      If we are successful in utilizing our ICC.NET platform to provide new services, we may enter into different markets and may face the same or additional competitors, most of which will have substantially greater financial and other resources than we do.

      If we are unable to obtain necessary future capital, our business will suffer. As of July 31, 2002, we had unrestricted cash and marketable securities in the amount of approximately $2.1 million. We may need to raise additional funds if competitive pressures or technological changes are greater than anticipated, if we are unable to increase revenue at anticipated rates, if our expenses increase significantly or if our customers delay payment of our receivables. We cannot assure you that any additional financing will be available on reasonable terms or at all. As of July 31, 2002 we had stockholder's equity of $9.4 million. Nasdaq recently revised the requirements for continued trading in The Nasdaq National Market, effective with all reports filed with the Securities and Exchange Commission on and after November 1, 2002. One of the revisions requires that we have stockholders' equity of at least $10 million at the end of each quarter. As a result, we may attempt to sell additional equity securities to meet this requirement.

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

      If we lose our net operating loss carryforward of approximately $71 million, our financial results will suffer. Section 382 of the Internal Revenue Code contains rules designed to discourage persons from buying and selling the net operating losses of companies. These rules generally operate by focusing on ownership changes among stockholders owning directly or indirectly 5% or more of the common stock of a company or any change in ownership arising from a new issuance of stock by a company. In general, the rules limit the ability of a company to utilize net operating losses after a change of ownership of more than 50% of its common stock over a three-year period. Purchases of our class A common stock in amounts greater than specified levels could inadvertently create a limitation on our ability to utilize our net operating losses for tax purposes in the future. We are currently subject to a limitation on the utilization of our net operating loss carryforward.

      If we are unable to manage our growth, our financial results will suffer. Our ability to implement our business plan successfully in a new and rapidly evolving market requires effective planning and growth management. If we cannot manage our anticipated growth effectively, our business and financial results will suffer. We expect that we will need to continue to manage and to expand multiple relationships with customers, Internet service providers and other third parties. We also expect that we will need to continue to improve our financial systems, procedures and controls and will need to expand, train and manage our workforce, particularly our information technology and sales and marketing staffs.

      If we do not keep pace with rapid technological changes, customer demands and intense competition, we will not be successful. Our market is characterized by rapidly changing technology, customer demands and intense competition. The satisfactory performance, reliability and availability of our network infrastructure, customer support and document delivery systems and our web site are critical to our reputation and our ability to attract customers and maintain adequate customer service levels. If we cannot keep pace with these changes, and maintain the performance and reliability of our network, our ICC.NET service could become uncompetitive and our business will suffer. The Internet's recent growth and the intense competition in our industry require us to continue to develop strategic business and Internet solutions that enhance and improve the customer service features, functions and responsiveness of our ICC.NET VAN and other proposed services and that keep pace with continuing changes in information technology and customer requirements. If we are not successful in developing and marketing enhancements to our ICC.NET VAN service or other proposed services that respond to technological change or customer demands, our business will suffer.

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

      If we cannot hire and retain highly qualified employees, our business and financial results will suffer. We are substantially dependent on the continued services and performance of our executive officers and other key employees. Competition for employees in our industry is intense. If we are unable to attract, assimilate and retain highly qualified employees, our management may not be able to effectively manage our business, exploit opportunities and respond to competitive challenges and our business and financial results will suffer. Many of our competitors may be able to offer more lucrative compensation packages, and higher-profile employment opportunities than we can.

      We depend on our intellectual property, which may be difficult and costly to protect. If we fail to adequately protect our proprietary rights, competitors could offer similar products relying on technologies we developed, potentially harming our competitive position and decreasing our revenues. We attempt to protect our intellectual property rights by limiting access to the distribution of our software, documentation and other proprietary information and by relying on a combination of patent, copyright, trademark and trade secret laws. In addition, we enter into confidentiality agreements with our employees and certain customers, vendors and strategic partners. In some circumstances, however, we may, if required by a business relationship, provide our licensees with access to our data model and other proprietary information underlying our licensed applications.

      Despite the precautions we take, it may be possible for unauthorized third parties to copy aspects of our current or future products or to obtain and use information that we regard as proprietary. Policing unauthorized use of software is difficult, and some foreign laws do not protect proprietary rights to the same extent as United States laws. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others, any of which could be costly and adversely affect our operating results.

      Intellectual property infringement claims against us could harm our business. Our business activities and our ICC.NET service may infringe upon the proprietary rights of others and other parties may assert infringement claims against us. Any such claims and any resulting litigation could subject us to significant liability for damages and could invalidate our proprietary rights. We could be required to enter into royalty and licensing agreements, which may be costly or otherwise burdensome or which may not be available on terms acceptable to us.

      We may suffer systems failures and business interruptions that would harm our business. Our success depends in part on the efficient and uninterrupted operation of our service that is required to accommodate a high volume of traffic. Almost all of our network operating systems are located at the Securities Industry Automation Corporation, or SIAC. SIAC runs all computing operations for the New York Stock Exchange and the American Stock Exchange. Our systems are vulnerable to events such as damage from fire, power loss, telecommunications failures, break-ins and earthquakes. This could lead to interruptions or delays in our service, loss of data or the inability to accept, transmit and confirm customer documents and data. Our business may suffer if our service is interrupted. Although we have implemented network security measures, our servers may be vulnerable to computer viruses, electronic break-ins, attempts by third parties deliberately to exceed the capacity of our systems and similar disruptions.

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

      Costs of transmitting documents and data could increase, which would harm our business and operating results. The cost of transmitting documents and data over the Internet could increase. We may not be able to increase our prices to cover these rising costs. Also, foreign and state laws and regulations relating to the provision of services over the Internet are still developing. If individual states or foreign countries impose taxes or laws that negatively impact services provided over the Internet, our cost of providing our ICC.NET and other services may increase. Risks Relating to our Class A Common Stock

Risks Relating to the our Class A Common Stock

      Our class A common stock may not remain eligible for continued trading in The Nasdaq National Market.

      Our class A common stock is currently eligible for trading in The Nasdaq National Market under the symbol "ICCA." Recently revised continued listing requirements of The Nasdaq National Market provide, among other things, that our class A common stock may no longer be eligible for continued trading in The Nasdaq National Market if our stockholders' equity is less than $10 million as of October 31, 2002 or any future fiscal quarter. As of July 31, 2002, our stockholders equity was $9.4 million. We do not anticipate profits of $600,000 in the quarter ending on October 31, 2002 and, therefore, in order for our class A common stock to continue to be eligible for trading in The Nasdaq National Market, we may need to sell additional equity securities.

      Furthermore, the market price of our class A common stock has been very volatile in the past, ranging from a high of $4.80 to a low of $1.50 since August 1, 2001, and is likely to fluctuate substantially in the future. If our class A common stock fails to maintain a minimum bid price of $1 for 30 consecutive trading days, it may no longer be eligible for trading in The Nasdaq National Market.

      If our class A common stock is no longer traded in The Nasdaq National Market, it could have a material adverse effect on our investors. The resulting lack of visibility and liquidity of our class A common stock could further decrease the price of our class A common stock. In addition, if our class A common stock is no longer eligible for trading in The Nasdaq National Market, it might negatively impact our reputation and, as a consequence, our business. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. If we were subject to a securities class action lawsuit, it could result in substantial costs and significant diversion of resources, including management time and attention.

      Shares eligible for future sale by our existing stockholders may adversely affect our stock price and may render it difficult to sell class A common stock. Between October 1999 and August 2002, we have registered on one or more registration statements, an aggregate of 10,768,165 shares of class A common stock, of which 4,430,000 shares remain unsold as of August 30, 2002. The market price of our class A common stock could be materially and adversely affected by sales of even a small percentage of these shares or the perception that these sales could occur.

      The market for our class A common stock may be illiquid, which would restrict your ability to sell your shares of class A common stock. Our class A common stock is currently trading on the Nasdaq National Market. It is possible that the trading market for the class A common stock in the future will be thin and illiquid, which could result in increased volatility in the trading prices for our class A common stock. The price at which our class A common stock will trade in the future cannot be predicted and will be determined by the market. The price may be influenced by many factors, including investors' perceptions of our business, our financial condition, operating results and prospects, the use of the Internet for business purposes and general economic and market conditions.

      Our board of directors can issue preferred stock with rights adverse to the holders of class A common stock. Our board of directors is authorized, without further stockholder approval, to determine the provisions of and to issue up to 4,979,825 shares of preferred stock. Issuance of preferred shares with rights to dividends and other distributions, voting rights or other rights superior to the class A common stock could be adverse to the holders of class A common stock. In addition, issuance of preferred shares could have the effect of delaying, deterring or preventing an unsolicited change in control of our company, or could impose various procedural and other requirements that could make it more difficult for holders of our class A common stock to effect certain corporate actions, including the replacement of incumbent directors and the completion of transactions opposed by the incumbent Board of Directors. The rights of the holders of our common stock would be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. We are also subject to Section 203 of the Delaware General Corporation Law, which prohibits us from engaging in a business combination with any "interested" stockholder (as defined in Section 203) for a period of three years from the date the person becomes an interested stockholder, unless certain conditions are met.

      We may have to spend significant resources indemnifying our officers and directors or paying for damages caused by their conduct. The Delaware General Corporation Law provides for broad indemnification by corporations of their officers and directors and permits a corporation to exculpate its directors from liability for their actions. Our bylaws and certificate of incorporation implement this indemnification and exculpation to the fullest extent permitted under this law as it currently exists or as it may be amended in the future. Consequently, subject to this law and to some limited exceptions in our certificate of incorporation, none of our directors will be liable to us or to our stockholders for monetary damages resulting from conduct as a director.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      None.


                                    PART III

      The information required to be filed by Part III (Items 10, 11, 12 and 13) are hereby incorporated by reference from the Company's definitive proxy statement (to be filed pursuant to Regulation 14A), which proxy statement will be filed no later than 120 days after July 31, 2002.

Item 14. Control Procedures

        Not applicable.

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

      2.    Financial Statement Schedule

            See index to Consolidated Financial Statements and Schedule on page F-1

      3.    Exhibits

      The following documents are filed as exhibits to this form 10-K, including those exhibits incorporated in this form 10-K by reference to a prior filing of ICC under the Securities Act or the Exchange Act as indicated in parenthesis:

       Exhibit No.         Description
       -----------         -----------------------------------------------------

         2.1 Agreement and Plan of Merger among ICC, ICC Acquisition Corporation, Inc., a wholly-owned subsidiary of ICC, Research Triangle Commerce, Inc., or RTCI, and the selling shareholders of RTCI (10)

         2.2 Agreement and Plan of Merger among ICC, IDC, and the selling shareholders of IDC (11)

         3(i).1            Amended and Restated Certificate of Incorporation (1)

         3(i).2            Certificate of Merger merging Infosafe Systems, Inc.
                           and Internet Commerce Corporation (1)

         3(i).3 Certificate of Amendment to the Amended and Restated Articles of Incorporation (2)

         3(i).4 Certificate of Designations-- Series A Convertible Redeemable Preferred Stock (1)

         3(i).5            Certificate of Designations-- Series C Preferred
                           Stock (8)

         3(ii).1           By-laws (6)

         4.1               Specimen Certificate for Class A Common Stock (3)

         4.2 Form of Class A Bridge Warrant issued in the 1998 bridge financing (1)

         4.3 Warrant Agreement dated January 12, 2000, by and among ICC and Cable and Wireless USA, Inc. (8)

         4.4 Form of Registration Rights Agreement dated as of October 29, 2001 by and among ICC and the purchase identified therein (15)

         4.5 Registration Rights Agreement dated as of October 29, 2001 by and between ICC and Amaranth Trading LLC (13)

         4.6 Format Class A Common Stock Warrant issued in the October 29, 2001 private placement (13)

         10.1              1994 Stock Option Plan (3)

         10.2 Lease Agreement between 805 Third Ave. Co. and ICC relating to the rental of ICC's current principal executive office (4)

         10.3 Lease Agreement, dated as of May 21, 1999, between JB Squared LLC and ICC relating to the rental of approximately 4,000 square feet at the Lakeview Executive Center, 45 Research Way, East Setauket, New York, 11733 (5)

         10.4 Employment Agreement for Anthony D'Angelo dated as of April 16, 2000 (13)

         10.5 Employment Agreement for G. Michael Cassidy dated as of April 16, 2000 (12)

         10.6 Employment Agreement for David Hubbard dated as of April 16, 2000 (12)

         10.7 Employment Agreement for Walter M. Psztur dated as of April 16, 2000 (12)

         10.8 Master Agreement between Cable & Wireless PLC and ICC executed on November 24, 1999 (7)

         10.9              Amended and restated Stock Option Plan (9)

         10.10 First Amendment to Lease Agreement, dated as of January, 2000, by and between JB Squared LLC and ICC relating to the rental of an additional approximately 4,800 square feet at the Lakeview Executive Center, 45 Research Way, East Setauket, New York, 11733 (12)

         10.11 First Amendment of Lease Agreement between Madison Third Building Companies LLC and ICC relating to the rental of additional office space at 805 Third Avenue, New York, New York 10022 (12)

         10.12 Lease Agreement, dated as of August 2, 2000, by and between IDC Realty, LLC as landlord and ICC as tenant relating to the rental of an approximately 8,000 square feet facility used by ICC's service bureau division (11)

         10.13 Lease Agreement, dated as of November 1, 1999, by and between Shannon Oaks Partnership as landlord and RTCI as tenant relating to the rental of an approximately 8,000 square feet facility used by ICC's professional services division (12)

         10.14 Joint Services Agreement, between ICC and Hightech International Services GmbH (a wholly-owned subsidiary of ThyssenKrupp Services GmbH) executed on July 28, 2000 (14)

         10.15 Letter agreement dated July 25, 2001 between ICC and Triaton GmbH (f/k/a HighTech International Services, a wholly-owned subsidiary of ThyssenKrupp Services
                           GmbH) amending Joint Services Agreement (14)

         10.16             Amended agreement with Triaton dated July 2002 (13)

         10.17 Subscription agreement dated October 29, 2001 by and between ICC and Amaranth Trading LLC (14)

         10.18 Form of Subscription Agreement dated October 29, 2001 by and among ICC and purchasers identified therein
                           (14)

         23(i)             Consent of Deloitte & Touche LLP (15)

         99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (15)

         99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (15)

-------------------

(1) Incorporated by reference to ICC's registration statement on form S-3 (File no. 333-80043)

(2) Incorporated by reference to ICC's annual report on form 10-KSB for the year ended July 31, 1998

(3) Incorporated by reference to ICC's registration statement on form SB-2 (File no. 33-83940)

(4) Incorporated by reference to ICC's report on form 10-QSB dated October 31, 1997

(5) Incorporated by reference to amendment no. 3 to ICC's registration statement on form S-3 (File no. 333-80043)

(6) Incorporated by reference to ICC's current report on form 8-K filed with the SEC on July 31, 1999

(7) Incorporated by reference to ICC's current report on form 8-K dated December 1, 1999

(8) Incorporated by reference to amendment no. 1 to ICC's registration statement on form S-3 (File no. 333-93301)

(9) Incorporated by reference to ICC's proxy statement for the annual meeting of stockholders for the year ended July 31, 1999.

(10) Incorporated by reference to ICC's current report on form 8-K dated June 15, 2000

(11) Incorporated by reference to ICC's current report on form 8-K dated August 11, 2000

(12)        Incorporated by reference to ICC's report on form 10-KSB dated July
            31, 2000

(13) Incorporated by reference to ICC's registration statement on Form S-3 (file No. 333-99059)

(14) Incorporated by reference to ICC's annual report on Form 10-K for July 31, 2001

(15)        Filed herewith


(b)   Reports on Form 8-K

            No Current Reports on form 8-K were filed during the last fiscal quarter covered by this report.

(c)   Exhibits

            See index to exhibits on page 40.

(d)   Financial Statement Schedule

            See index to Consolidated Financial Statements and Schedule on page F-1.

                          INTERNET COMMERCE CORPORATION

             Index to Consolidated Financial Statements and Schedule
                                                                            Page
                                                                            ----

Independent auditors' report                                                F-2

Consolidated balance sheets                                                 F-3

Consolidated statements of operations                                       F-4

Consolidated statements of changes in stockholders' equity and other
  comprehensive income                                                      F-5

Consolidated statements of cash flows                                       F-7

Notes to consolidated financial statements                                  F-8

Schedule II.  Valuation and Qualifying Accounts                             F-33

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Internet Commerce Corporation
New York, New York

We have audited the accompanying consolidated balance sheets of Internet Commerce Corporation (the "Company") as of July 31, 2002 and 2001, and the related consolidated statements of operations, changes in stockholders' equity and other comprehensive income, and cash flows for each of the three years in the period ended July 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Internet Commerce Corporation as of July 31, 2002, and 2001, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the Consolidated Financial Statements, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets," effective August 1, 2001.

/s/ Deloitte & Touche LLP
New York, New York
October 28, 2002

INTERNET COMMERCE CORPORATION

Consolidated Balance Sheets

                                                                                                          July 31,
                                                                                               -----------------------------
                                                                                                   2002             2001
                                                                                               ------------     ------------
ASSETS
Current assets:
     Cash and cash equivalents                                                                 $  2,087,915     $  2,223,487
     Marketable securities                                                                          130,691          665,552
     Accounts receivable, net of allowance for doubtful accounts
          of $241,684 and $224,022, respectively                                                  2,976,472        1,588,242
     Prepaid expenses and other current assets                                                      478,070          401,334
                                                                                               ------------     ------------
          Total current assets                                                                    5,673,148        4,878,615

Restricted cash                                                                                     157,103          276,635
Property and equipment, net                                                                       1,151,864        1,920,662
Software development costs, net                                                                     326,588          425,471
Goodwill, net                                                                                     2,194,067        2,194,067
Other intangible assets, net                                                                      3,107,000        5,917,854
Other assets                                                                                         15,166           60,794
                                                                                               ------------     ------------
          Total assets                                                                         $ 12,624,936     $ 15,674,098
                                                                                               ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                                          $    862,090     $    713,670
     Accrued expenses                                                                             1,407,848        2,381,788
     Accrued dividends - preferred stock                                                            231,695          273,289
     Deferred revenue                                                                               164,451          306,764
     Capital lease obligation                                                                       181,870          328,480
     Other current liabilities                                                                      203,454          228,189
                                                                                               ------------     ------------
          Total current liabilities                                                               3,051,408        4,232,180

Capital lease obligation - less current portion                                                     192,298          255,009
                                                                                               ------------     ------------
          Total liabilities                                                                       3,243,706        4,487,189

Commitments and contingencies

Stockholders' equity:
Preferred stock - 5,000,000 shares authorized, including 10,000 shares series A,
   10,000 shares series C and 175 shares series S:
     Series A preferred stock - par value $.01 per share,  225 shares issued
        and outstanding in 2001                                                                          --                2
     Series C preferred stock - par value $.01 per share, 44.76 votes per share;
       10,000 shares issued and outstanding (liquidation value of $10,231,695)                          100              100
Common stock:
     Class A - par value $ .01 per share, 40,000,000 shares authorized, one vote per share;
       11,679,964 and 9,770,180 shares issued and outstanding, respectively                         116,801           97,702
     Class B - par value $ .01 per share, 2,000,000 shares authorized, six votes per share;
        1,930 shares issued and outstanding in 2001                                                      --               19
Additional paid-in capital                                                                       85,401,277       80,750,153
Accumulated deficit                                                                             (75,808,873)     (69,261,320)
Accumulated other comprehensive loss                                                               (328,075)        (209,728)
Deferred compensation - restricted stock                                                                 --         (190,019)
                                                                                               ------------     ------------
          Total stockholders' equity                                                              9,381,230       11,186,909
                                                                                               ------------     ------------

          Total liabilities and stockholders' equity                                           $ 12,624,936     $ 15,674,098
                                                                                               ============     ============

                 See notes to consolidated financial statements

INTERNET COMMERCE CORPORATION

Consolidated Statements of Operations

                                                                                                Year Ended July 31,
                                                                                     --------------------------------------------
                                                                                         2002            2001            2000
                                                                                     ------------    ------------    ------------
Revenues:
     Services                                                                        $ 11,221,796    $  9,742,518    $  1,303,441
     Technology license                                                                 3,000,000              --              --
                                                                                     ------------    ------------    ------------
       Total Revenues                                                                  14,221,796       9,742,518       1,303,441
                                                                                     ------------    ------------    ------------

Expenses:
     Cost of services (excluding non-cash compensation of $118,762 and $325,834
          in 2002 and 2001)                                                             8,775,553       9,354,354       2,514,282
     Product development and enhancement (excluding non-cash compensation
          of $97,809 in 2000)                                                             976,903         931,028         702,218
     Selling and marketing (excluding non-cash compensation of $29,690, $94,294
         and $767,639 in 2002, 2001 and 2000, respectively)                             3,499,500       5,383,583       3,273,294
     General and administrative (excluding non-cash compensation of $101,556,
         $570,920 and $4,294,897 in 2002, 2001 and 2000, respectively)                  5,849,312       9,682,586       4,814,160
     Non-cash charges for stock-based compensation, services and legal settlements        250,008         991,048       5,160,345
     Impairment of goodwill and acquired intangibles                                    1,710,617      16,708,479              --
                                                                                     ------------    ------------    ------------
                                                                                       21,061,893      43,051,078      16,464,299
                                                                                     ------------    ------------    ------------

Operating loss                                                                         (6,840,097)    (33,308,560)    (15,160,858)
                                                                                     ------------    ------------    ------------

Other income and (expense):
     Interest and investment income                                                       148,176         545,031         737,442
     Interest expense                                                                     (69,385)        (73,569)        (62,211)
     Other income, net                                                                    213,753          51,859              --
                                                                                     ------------    ------------    ------------
                                                                                          292,544         523,321         675,231
                                                                                     ------------    ------------    ------------

Loss before income taxes                                                               (6,547,553)    (32,785,239)    (14,485,627)

Income tax benefit                                                                             --       1,929,887              --
                                                                                     ------------    ------------    ------------

Net loss                                                                               (6,547,553)    (30,855,352)    (14,485,627)

Dividends on preferred stock                                                             (364,987)       (420,309)       (457,535)
Dividends to preferred stockholders for beneficial conversion feature                          --              --      (4,549,535)
Beneficial conversion feature for repricing and issuance of warrants in
     warrant exchange offer                                                              (461,084)             --              --
                                                                                     ------------    ------------    ------------

Loss attributable to common stockholders                                             $ (7,373,624)   $(31,275,661)   $(19,492,697)
                                                                                     ============    ============    ============

Basic and diluted loss per common share                                              $      (0.68)   $      (3.57)   $      (4.49)
                                                                                     ============    ============    ============

Weighted average number of common
     shares outstanding - basic and diluted                                            10,867,447       8,767,752       4,336,698
                                                                                     ============    ============    ============

                 See notes to consolidated financial statements

INTERNET COMMERCE CORPORATION

Consolidated Statements of Changes in Stockholders' Equity and Other Comprehensive Income

                                                           Preferred Stock                                Common Stock
                                          -----------------------------------------------------------------------------------------
                                              Series A         Series C         Series S           Class A            Class B
                                          -----------------------------------------------------------------------------------------

                                            Shares   Amount  Shares  Amount  Shares  Amount   Shares     Amount    Shares    Amount
                                          -----------------------------------------------------------------------------------------
Balance - August 1, 1999                     9,590   $   96      --  $   --      --  $   --  1,810,941  $ 18,109   115,590  $ 1,156

Conversion of series A preferred stock      (8,922)     (89)                                 1,788,400    17,884
Exchange of common stock                                                                       113,016     1,130  (113,016)  (1,130)
Proceeds from exercise of warrants                                                           1,360,139    13,601
Proceeds from exercise of employee
     stock options                                                                             849,765     8,498
Proceeds from private placement of
   preferred stock                                           10,000     100
Proceeds from private placement of
   common stock                                                                                434,184     4,342
Issuance of common stock for settlement                                                         32,000       320
Charge on price-based stock options
Issuance of options for services
Preferred stock dividends - cash
Net loss
Unrealized gain - marketable securities

     Total comprehensive income

                                          -----------------------------------------------------------------------------------------
Balance - July 31, 2000                        668   $    7  10,000  $  100      --  $   --  6,388,445  $ 63,884     2,574  $    26

Conversion of series A preferred stock        (443)      (5)                                   135,584     1,356
Exchange of common stock                                                                           644         7      (644)      (7)
Proceeds from exercise of employee
     stock options                                                                             169,280     1,693
Stock options issued for services
Common stock issued for acquisitions                                                         2,957,484    29,575
Options and warrants issued for
     acquisitions
Unearned restricted stock issued to RTCI
     employees
Amortization of unearned restricted stock
Preferred stock dividends
Common stock issued  as payment for
     dividends on preferred stock                                                              118,743     1,187
Net loss
Unrealized loss - marketable securities

     Total comprehensive income

                                          -----------------------------------------------------------------------------------------
Balance - July 31, 2001                        225   $    2  10,000  $  100      --  $   --  9,770,180  $ 97,702     1,930  $    19


                                                                           Accumulated
                                                                   ----------------------------      Deferred
                                          Additional                                  Other        Compensation-     Total
                                            Paid-In       Note                    Comprehensive     Restricted    Stockholders
                                            Capital    Receivable     Deficit         Income           Stock         Equity
                                          -----------------------------------------------------------------------------------
Balance - August 1, 1999                  $28,989,889    $   --    $(23,920,341)    $ (34,000)       $      --    $ 5,054,909

Conversion of series A preferred stock        (17,795)
Exchange of common stock
Proceeds from exercise of warrants          4,226,172                                                               4,239,773
Proceeds from exercise of employee
     stock options                            859,997                                                                 868,495
Proceeds from private placement of
   preferred stock                          9,999,900                                                              10,000,000
Proceeds from private placement of
   common stock                             9,495,434                                                               9,499,776
Issuance of common stock for settlement       839,003                                                                 839,323
Charge on price-based stock options         3,311,257                                                               3,311,257
Issuance of options for services            1,185,865                                                               1,185,865
Preferred stock dividends - cash             (457,535)                                                               (457,535)
Net loss                                                            (14,485,627)                                  (14,485,627)
Unrealized gain - marketable securities                                                34,000                          34,000
                                                                                                                       ------
     Total comprehensive income                                                                                   (14,451,627)

                                          -----------------------------------------------------------------------------------
Balance - July 31, 2000                   $58,432,187    $   --    $(38,405,968)    $      --        $       --   $20,090,236

Conversion of series A preferred stock         (1,351)
Exchange of common stock
Proceeds from exercise of employee
     stock options                            371,986                                                                 373,679
Stock options issued for services             450,110                                                                 450,110
Common stock issued for acquisitions       19,828,610                                                              19,858,185
Options and warrants issued for
     Acquisitions                           1,667,323                                                               1,667,323
Unearned restricted stock issued to RTCI
     Employees                                                                                         (730,957)     (730,957)
Amortization of unearned restricted stock                                                               540,938       540,938
Preferred stock dividends                    (420,309)                                                               (420,309)
Common stock issued  as payment for
     dividends on preferred stock             421,597                                                                 422,784
Net loss                                                            (30,855,352)                                  (30,855,352)
Unrealized loss - marketable securities                                              (209,728)                       (209,728)
                                                                                                                     --------
     Total comprehensive income                                                                                   (31,065,080)
                                          -----------------------------------------------------------------------------------
Balance - July 31, 2001                   $80,750,153    $   --    $(69,261,320)    $(209,728)       $ (190,019)  $11,186,909

                 See consolidated notes to financial statements

INTERNET COMMERCE CORPORATION

Consolidated Statements of Changes in Stockholders' Equity and Other Comprehensive Income (continued)

                                                             Preferred Stock                                Common Stock
                                            ----------------------------------------------------------------------------------------
                                                Series A       Series C        Series S           Class A            Class B
                                            ----------------------------------------------------------------------------------------

                                            Shares  Amount  Shares  Amount  Shares  Amount    Shares     Amount   Shares   Amount
                                            ----------------------------------------------------------------------------------------
Balance - July 31, 2001                       225   $    2  10,000   $ 100      --  $  --    9,770,180  $ 97,702   1,930   $   19

Conversion of series A preferred stock       (225)      (2)                                     73,688       737
Proceeds from exercise of employee
     stock options                                                                              69,452       695
Forfeiture of cash related to options
     issued in acquisition                                                                     106,979
Conversion of Class B common stock                                                               1,930        19  (1,930)     (19)
Proceeds from exercise of warrants                                                              23,910       239
Proceeds from warrant exchange offer                                                           263,715     2,638
Proceeds from private placement of
     common stock and warrants                                                               1,159,716    11,597
Common stock issued to directors                                                                22,218       222
Forfeiture and cancellation of a former
     officer's restricted common stock                                                         (23,684)     (237)
Common stock issued to investment advisors                                                     200,000     2,000
Common stock issued to consultants                                                              20,000       200
Common stock issued  as payment for
     dividends on preferred stock                                                               98,839       989
Accrued dividends on preferred stock
Amortization of deferred compensation for
     restricted stock
Net loss
Unrealized loss - marketable securities

     Total comprehensive income

                                            ----------------------------------------------------------------------------------------
Balance - July 31, 2002                        --   $   --  10,000   $ 100      --  $   --  11,679,964  $116,801      --   $   --
                                            ========================================================================================


                                                                      Accumulated
                                                             ------------------------------     Deferred
                                                Additional                        Other       Compensation-    Total
                                                 Paid-In                      Comprehensive    Restricted   Stockholders
                                                 Capital        Deficit           Income          Stock        Equity
                                               -------------------------------------------------------------------------
Balance - July 31, 2001                        $80,750,153   $(69,261,320)      $(209,728)     $ (190,019)   $11,186,909

Conversion of series A preferred stock                (735)                                                           --
Proceeds from exercise of employee
     stock options                                 223,187                                                       223,882
Forfeiture of cash related to options
     issued in acquisition                                                                                       106,979
Conversion of Class B common stock                                                                                    --
Proceeds from exercise of warrants                  59,536                                                        59,775
Proceeds from warrant exchange offer               636,936                                                       639,574
Proceeds from private placement of
     common stock and warrants                   3,095,671                                                     3,017,268
Common stock issued to directors                    59,766                                                        59,988
Forfeiture and cancellation of a former
     officer's restricted common stock            (144,000)                                                     (144,237)
Common stock issued to investment advisors         502,560                                                       504,560
Common stock issued to consultants                  77,200                                                        77,400
Common stock issued  as payment for
     dividends on preferred stock                  399,011                                                       400,000
Accrued dividends on preferred stock              (364,987)                                                     (364,987)
Amortization of deferred compensation for
     restricted stock                                                                             190,019        190,019
Net loss                                                       (6,547,553)                                    (6,547,553)
Unrealized loss - marketable securities                                          (118,347)                      (118,347)
                                                                                                                --------
     Total comprehensive income                                                                               (6,665,900)

                                               -------------------------------------------------------------------------
Balance - July 31, 2002                        $85,401,277   $(75,808,873)     $( 328,075)     $       --    $ 9,381,230
                                               =========================================================================

                 See consolidated notes to financial statements

INTERNET COMMERCE CORPORATION

Consolidated Statements of Cash Flows

                                                                                      Year Ended July 31,
                                                                         --------------------------------------------
                                                                             2002            2001            2000
                                                                         ------------    ------------    ------------
Cash flows from operating activities:
 Net loss                                                                $ (6,547,553)   $(30,855,352)   $(14,485,627)
 Adjustments to reconcile net loss to net cash
   used in operating activities:
      Impairment of goodwill and intangible assets                          1,710,617      16,708,479              --
      Depreciation and amortization                                         2,132,467       3,693,664         831,900
      Allowance for doubtful accounts                                         223,107         261,640              --
      Loss on disposal of fixed assets                                         10,453           6,370              --
      Gain (loss) on sale of marketable securities                           (121,020)       (116,599)         14,937
      Non-cash charges for equity instruments issued for compensation,
           services, change of control and legal settlement                   250,008         991,048       5,160,445
      Deferred taxes                                                               --      (1,929,887)             --
      Changes in:
          Accounts receivable                                              (1,611,337)       (485,326)       (579,663)
          Prepaid expenses and other assets                                   (35,664)        253,854        (467,164)
          Accounts payable                                                    148,420        (300,042)        271,818
          Accrued expenses                                                   (285,000)        497,875          73,126
          Deferred revenue                                                   (142,314)       (201,990)        250,000
          Other liabilities                                                   (24,735)         74,989          69,418
                                                                         ------------    ------------    ------------

          Net cash used in operating activities                            (4,292,551)    (11,401,277)     (8,860,810)
                                                                         ------------    ------------    ------------

Cash flows from investing activities:
   Payment for acquisitions, net of cash acquired                                  --         (22,055)             --
   Capitalization of software development costs                              (175,034)       (188,175)             --
   Notes receivable                                                                --              --      (5,000,000)
   Purchases of property and equipment                                        (49,535)       (641,671)       (362,048)
   Purchase of certificate of deposits                                             --              --         (88,199)
   Proceeds from sales of property and equipment                               31,252              --              --
   Proceeds from sales of marketable securities                               537,535         270,720       3,987,126
   Proceeds from maturity of certificate of deposits                          119,532         247,228              --
                                                                         ------------    ------------    ------------
          Net cash provided by (used in) investing activities                 463,750        (333,953)     (1,463,121)
                                                                         ------------    ------------    ------------

Cash flows from financing activities:
   Proceeds from issuance of preferred stock                                       --              --      10,000,000
   Net proceeds from issuance of common stock and warrants                  3,107,269              --       9,499,776
   Proceeds from exercise of warrants                                         699,348              --       4,239,773
   Proceeds from exercise of employee stock options                           223,882         373,678         868,495
   Payment of dividends                                                        (6,583)             --        (181,772)
   Payments of capital lease obligations                                     (330,687)       (418,290)       (213,270)
                                                                         ------------    ------------    ------------

          Net cash provided by (used in) financing activities               3,693,229         (44,612)     24,213,002
                                                                         ------------    ------------    ------------

Net increase (decrease) in cash and cash equivalents                         (135,572)    (11,779,842)     13,889,071

Cash and cash equivalents, beginning of period                              2,223,487      14,003,329         114,258
                                                                         ------------    ------------    ------------

Cash and cash equivalents, end of period                                 $  2,087,915    $  2,223,487    $ 14,003,329
                                                                         ============    ============    ============

Supplemental disclosure of cash flow information:
     Cash paid for interest during the period                            $     69,385    $     73,569    $     62,211

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

      The acquisition of Research Triangle Commerce, Inc. ("RTCI") on November 6, 2000, provided the Company with the capability to facilitate the development and operations of comprehensive business-to-business electronic commerce solutions. RTCI specializes in electronic commerce solutions involving EDI and EAI (Enterprise Application Integration) by providing mission critical electronic commerce consulting, electronic commerce software, outsourced electronic commerce services and technical resource management.

      As of July 31, 2002, we had cash and cash equivalents and marketable securities of approximately $2,219,000. These resources, together with the amounts owed to the Company by Triaton GmbH under a technology license agreement (see Note 9) and the commitment by certain existing investors to provide up to a maximum of $1,000,000 in additional funding to the Company, if required (see Note 16), should provide the Company with sufficient liquidity to continue in operation through July 31, 2003. The technology license agreement requires a payment by Triaton of $1,500,000 in October 2002. However, if our expenses increase more than anticipated, or our revenue does not increase as anticipated because of competitive or other reasons, our cash resources may not be sufficient and we will require additional financing. There can be no assurances that any financing will be available or that the terms will be acceptable to us, or that any financing will be consummated.

2.    SIGNIFICANT ACCOUNTING POLICIES AND PROCEDURES

      Principles of consolidation:

      The consolidated financial statements include the accounts of the Company and it's wholly-owned subsidiary. All significant intercompany transactions have been eliminated in consolidation.

      Revenue recognition:

      The Company derives revenue from subscriptions to its ICC.NET service, which include transaction, mailbox and fax transmission fees. The subscription fees are comprised of both fixed and usage-based fees. Fixed subscription fees are recognized on a pro-rata basis over the subscription period, generally one year. Usage fees are recognized in the period the services are rendered. The Company also derives revenue through implementation fees, interconnection fees and by providing data mapping services to its customers.

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

      The Company also provides a broad range of professional services consisting primarily of EDI, electronic commerce consulting, EDI education and training at seminars hosted by leading universities around the United States. Revenue from EDI and electronic commerce consulting and education and training are recognized when the services are provided. Revenue from fixed fee professional service contracts are recognized using the percentage-of-completion method of accounting, as prescribed by SOP 81-1 "Accounting for Performance of Construction-Type and Certain Production-Type Contracts."

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

      The Company also derives revenue from its service bureau. Service bureau revenues are comprised of EDI services, including data translation services, purchase order and invoice processing from EDI-to-print and print-to-EDI, UPC services, including UPC number generation, UPC catalog maintenance and UPC label printing. The service bureau also derives revenue from software licensing and provides software maintenance and support. Revenue from the EDI services and UPC services is recognized when the services are provided. The Company accounts for its EDI software license sales in accordance with the American Institute of Certified Public Accountants' Statement of Position 97-2, "Software Revenue Recognition", as amended. Revenue from software licenses is recognized when all of the following conditions are met: (1) a non-cancelable non-contingent license agreement has been signed; (2) the software product has been delivered; (3) there are no material uncertainties regarding customer acceptance; and (4) collection of the resulting receivable is probable. Revenue from software maintenance and support contracts is recognized ratably over the life of the contract. The service bureau's software license revenue was not significant in any of the periods presented.

      In addition, SOP 97-2 generally requires revenue from software arrangements involving multiple elements to be allocated to each element of the arrangement based on the relative fair values of the elements, such as software licenses, post contract customer support, installation or training and recognized as the element is delivered and the Company has no significant remaining performance obligations. The Company's multiple element arrangements generally consist of a software license and post contract support. The Company allocates the aggregate revenues from multiple element arrangements to each element based on vendor specific objective evidence. The Company has established vendor specific objective evidence for each of the elements as it sells both the software and post contract customer support independent of multiple element agreements. Customers are charged standard prices for the software and post contract customer support and theses prices do not vary from customer to customer.

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

      The Company capitalizes the costs of acquiring, developing and testing software to meet the Company's internal needs. Under the provisions of SOP 98-1, the Company capitalizes costs associated with software developed or obtained for internal use when both the preliminary project stage is completed and management has authorized further funding for the project which it deems probable will be completed and used to perform the function intended. Capitalized costs include only (1) external direct costs of materials and services consumed in developing or obtaining internal-use software, (2) payroll and payroll-related costs for employees who are directly associated with and devote time to the internal-use software project and (3) interest costs incurred while developing internal-use software. Capitalization of such costs ceases no later than the point at which the project is substantially complete and ready for its intended use. Software development costs are amortized using a straight-line method over a three-year period. Amortization of software development costs for internal use software amounted to $273,017, $237,296 and $237,296 for the years ended July 31, 2002, 2001 and 2000, respectively. Costs associated with the development of software for internal use have been capitalized in the amounts of $52,597 and $108,148 during the fiscal years ended July 31, 2002 and 2001. No amounts were capitalized in fiscal 2000.

INTERNET COMMERCE CORPORATION

Notes to consolidated financial statements

2.    SIGNIFICANT ACCOUNTING POLICIES AND PROCEDURES (CONTINUED)

      The Company capitalizes the costs of computer software to be sold or otherwise marketed in accordance with the provisions of SFAS 86. Costs related to the conceptual formulation and design of software are expensed as product development. Costs incurred subsequent to the establishment of technological feasibility are capitalized. Capitalization of costs ceases when the product is available for general release to customers. Capitalized software costs are amortized over the shorter of three years or the expected life of the product. Amortization of these software development costs were insignificant during the fiscal year ended July 31, 2002. No amounts were amortized in fiscal 2001 or 2000. Development costs in the amount of $122,437 and $80,027 were capitalized under the provisions of SFAS 86 during the fiscal years ended July 31, 2002 and 2001. No amounts were capitalized in the fiscal year ending July 31, 2000.

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

      Use of estimates:

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates. Significant accounting estimates used in the preparation of the Company's consolidated financial statements include the fair value of acquired assets, purchase price allocations, the fair value of equity securities underlying stock based compensation, the realizability of deferred tax assets, the carrying value of goodwill and intangible assets, and depreciation and amortization.

      Impairment of long-lived assets:

      Long-lived assets of the Company, including amortizable intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Management also reevaluates the periods of amortization of long-lived assets to determine whether events and circumstances warrant revised estimates of useful lives. When such events or changes in circumstances occur, the Company tests for impairment by comparing the carrying value of the long-lived asset to the estimated undiscounted future cash flows expected to result from use of the asset and its eventual disposition. If the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset, the Company would recognize an impairment loss. The amount of the impairment loss will be determined by comparing the carrying value of the long-lived asset to the present value of the net future operating cash flows to be generated by the asset (See Note 4).

INTERNET COMMERCE CORPORATION

Notes to consolidated financial statements

2.    SIGNIFICANT ACCOUNTING POLICIES AND PROCEDURES (CONTINUED)

      Stock-based compensation:

      The Company accounts for stock-based compensation arrangements with its employees using the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 established a fair-value-based method of accounting for stock-based compensation plans. Stock-based awards to non employees are accounted for at fair value in accordance with the provisions of SFAS 123.

      Goodwill:

      Goodwill consists of the excess of the purchase price over the fair value of identifiable net assets of businesses acquired. Effective August 1, 2001 the Company adopted SFAS No. 141 "Business Combinations" ("SFAS 141") and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142").

      SFAS 141 requires that all business combinations subsequent to June 30, 2001, be accounted for using the purchase method of accounting. SFAS 141 also requires that the fair value of an assembled workforce acquired be included in the amount initially recorded as goodwill. Upon adopting the provisions of SFAS 141, the Company reclassified $1,710,617 into goodwill which was initially recorded as other intangible assets related to the value of the assembled workforce of RTCI

      SFAS 142 requires that goodwill no longer be amortized; instead, goodwill is to be evaluated for impairment at least annually and whenever events or circumstances indicate impairment may have occurred. The assessment requires the comparison the fair value of each of the Company's reporting units to the carrying value of its respective net assets, including allocated goodwill. If the carrying value of the reporting unit exceeds its fair value, the Company must perform a second test to measure the amount of impairment. The second step of the goodwill impairment test compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. The Company allocates the fair value of a reporting unit to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized by the Company in an amount equal to that excess (see Note 4).

      Marketable securities:

      Marketable securities are classified as available-for-sale securities. Unrealized holding gains and losses are recorded as other comprehensive income, net of any related tax effect. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in investment income (See Note 5).

INTERNET COMMERCE CORPORATION

Notes to consolidated financial statements

2.    SIGNIFICANT ACCOUNTING POLICIES AND PROCEDURES (CONTINUED)

      Recent Accounting Pronouncements:

      In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"), which requires the recognition of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the carrying amount of the related long-lived asset is correspondingly increased. Over time, the liability is accreted to its present value and the related capitalized charge is depreciated over the useful life of the asset. SFAS 143 is effective for fiscal years beginning after June 15, 2002. Management believes that the adoption of this standard will not have a significant impact on the Company's financial position or results of operations.

      In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). "SFAS 144" supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ("SFAS 121"). SFAS 144 retains the requirements of SFAS 121 to recognize an impairment loss only if the carrying value of a long-lived asset is not recoverable from its estimated undiscounted cash flows and to measure an impairment loss as the difference between the carrying value and fair value of the asset, but it establishes new standards for long-lived assets to be disposed of. The provisions of SFAS 144 are effective for fiscal years beginning after December 15, 2001. The Company is required to adopt SFAS 144 on August 1, 2002. Management believes that the adoption of this standard will not have a significant impact on the Company's financial position or results of operations.

      In July 2002, the Financial Accounting Standards Board issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"). SFAS 146 will supersede Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that costs associated with an exit or disposal plan be recognized when incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Management believes that the adoption of this standard will not have a significant impact on the Company's financial position or results of operations.

      In November 2001, the Emerging Issues Task Force ("EITF") of the FASB reached a consensus on Issue No. 01-14, "Income Statement Characterization of Reimbursements Received for `Out-of-Pocket' Expenses Incurred." A consensus was reached that reimbursements received for out-of-pocket expenses incurred should be characterized as revenue in the income statement. The Company adopted EITF 01-14 effective February 1, 2002. Reimbursements of out-of-pocket expenses were not significant in any of the periods presented.

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

      It is management's opinion that the IDC merger qualifies as a tax-free reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1986.

INTERNET COMMERCE CORPORATION

Notes to consolidated financial statements

3.    ACQUISITIONS (CONTINUED)

      The IDC merger was accounted for under the purchase method of accounting and, accordingly, the acquired assets and liabilities of IDC were recorded based on their fair values at the date of acquisition. The results of operations of IDC have been included in the consolidated financial statements subsequent to its date of acquisition.

      The allocation of the purchase price is summarized below:

     Purchase Price:
        Value of class A common stock issued                  $ 3,308,754
        Transaction costs                                         256,972
                                                              -----------

            Total purchase price                                3,565,726

     Fair value of assets acquired and liabilities assumed:
        Cash                                                      347,133
        Marketable securities                                   1,029,400
        Fixed assets                                               79,931
        Other assets                                              161,738
        Liabilities                                              (461,292)
                                                              -----------
             Fair value of net assets acquired                  1,156,910
                                                              -----------
     Goodwill                                                 $ 2,408,816
                                                              ===========

      Prior to the adoption of SFAS 142 on August 1, 2001, which requires that goodwill no longer be amortized, the Company was amortizing goodwill on a straight-line basis over a period of ten years. Amortization charges relating to goodwill from the acquisition of IDC, in the amount of $240,882, were included in general and administrative expenses for the year ended July 31, 2001.

      Acquisition of RTCI

      On November 6, 2000, ICC completed the acquisition of RTCI pursuant to an Agreement and Plan of Merger dated June 14, 2000 (the "Merger Agreement").

      Under the terms of the Merger Agreement, RTCI's outstanding shares of common stock were exchanged for $2,214,009 of cash and 2,719,083 shares of ICC class A common stock. Issued and outstanding options and warrants to purchase RTCI common stock were exchanged for options and warrants of ICC providing the holders the right to receive, upon exercise, an aggregate of 394,905 shares of ICC class A common stock and $343,456 of cash. The fair value of the vested portion of restricted stock and options has been included in the purchase price. The cash portion of the purchase price was funded from cash acquired from RTCI.

      In August 2000, the Company converted a note receivable and accrued interest on the note in the amount of $5,063,698 into shares of RTCI common stock. Such amount has been included as a component of the purchase price consideration. (see Note 6).

      In the opinion of management the acquisition of RTCI qualifies as a tax-free reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1986.

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

INTERNET COMMERCE CORPORATION

Notes to consolidated financial statements

3.    ACQUISITIONS (CONTINUED)

      The allocation of the purchase price is summarized below:

    Purchase Price:
       Value of class A common stock and options issued       $ 17,488,885
       Cash distributed to shareholders                          2,214,009
       Cash to be distributed to option and warrant holders
           upon exercise                                           343,456
       Note receivable and accrued interest                      5,063,698
       Transaction costs                                         1,624,484
                                                              ------------

           Total purchase price                                 26,734,532

    Fair value of assets acquired and liabilities assumed:
       Cash                                                      2,770,488
       Fixed assets                                              1,220,166
       Other assets                                                968,288
       Identifiable intangibles                                  9,996,000
       Liabilities                                              (1,441,459)
                                                              ------------
            Fair value of net assets acquired                   13,513,483
                                                              ------------
    Cost in excess of net assets acquired                       13,221,049
    Deferred Income tax liabilities                              1,580,776
                                                              ------------
    Recorded goodwill                                         $ 14,801,825
                                                              ============

      Prior to the adoption of SFAS 142 on August 1, 2001, which requires that goodwill no longer be amortized, the Company was amortizing goodwill on a straight-line basis over a period of ten years. Amortization charges relating to goodwill from the acquisition of RTCI, in the amount of $885,962, were included in general and administrative expenses for the year ended July 31, 2001.

      At the date of acquisition the intangible assets acquired from RTCI consisted of its workforce, valued at $4,000,000, certain proprietary technology valued at $4,780,000, and its customer list valued at $1,216,000. The Company has recorded significant impairment charges during the years ended July 31, 2002 and 2001 related to the acquisition of RTCI (see Note 4).

4.    GOODWILL AND ACQUIRED INTANGIBLE ASSETS

      On August 1, 2001 the Company adopted the provisions of SFAS No. 141, "Business Combinations" ("SFAS 141") and SFAS No. 142, "Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 142 requires that the fair value of an assembled workforce acquired be included in the amount initially recorded as goodwill. Upon adoption of SFAS 141 the Company reclassified $1,710,617 into goodwill which was initially recorded as other intangible assets related to the value of the assembled workforce of RTCI as required by this statement. SFAS 142 requires that upon adoption, amortization of goodwill will cease; and instead, the carrying value of goodwill will be evaluated for impairment on at least an annual basis. SFAS 142 also requires the goodwill of each reporting unit shall be tested for impairment as of the beginning of the fiscal year in which this statement is initially applied. The Company evaluated goodwill for impairment at August 1, 2001 and determined no impairment existed at that date. The Company's reporting units utilized for evaluating the recoverability of goodwill are the same as its operating segments.

      The following table presents the net loss and loss per basic and diluted share that would have been recognized in all periods presented exclusive of goodwill amortization expense recognized in those periods.

INTERNET COMMERCE CORPORATION

Notes to consolidated financial statements

4.    GOODWILL AND ACQUIRED INTANGIBLE ASSETS (CONTINUED)

                                                               Year Ended
                                                                 July 31,
                                            --------------------------------------------------
                                                 2002              2001              2000
                                            --------------    --------------    --------------
Reported net loss                           $   (6,547,553)   $  (30,855,352)   $  (14,485,627)
Add: Goodwill amortization                              --         1,283,639           156,795
                                            --------------    --------------    --------------
Adjusted net loss                           $   (6,547,553)   $  (29,571,713)   $  (14,328,832)
                                            ==============    ==============    ==============

Reported basic and diluted loss per
     common share                           $        (0.68)   $        (3.57)   $        (4.49)
Add: Goodwill amortization                              --              0.15              0.04
                                            --------------    --------------    --------------
Adjusted basic and diluted loss per share   $        (0.68)   $        (3.40)   $        (4.46)
                                            ==============    ==============    ==============

      At July 31, 2002, Other Intangible assets consisted of proprietary data mapping technology acquired in the acquisition of RTCI. The data mapping technology is being amortized over five years and amortization expense has been recorded in cost of services. Information on the Company's other intangible assets is as follows:

                                     As of July 31, 2002              As of July 31, 2001
                               -------------------------------   -------------------------------
                                   Gross                             Gross
                                  Carrying       Accumulated        Carrying       Accumulated
                                   Value         Amortization        Value         Amortization
                               --------------   --------------   --------------   --------------
Amortized intangible assets
     Data mapping technology   $    4,780,000   $    1,673,000   $    4,780,000   $      717,000
     Assembled workforce                   --               --        2,154,595          299,741
                               --------------   --------------   --------------   --------------
Total                          $    4,780,000   $    1,673,000   $    6,934,595   $    1,016,741
                               ==============   ==============   ==============   ==============

      The Company did not have any indefinite lived intangible assets that were not subject to amortization as of July 31, 2002. The aggregate amortization expense for other intangible assets was approximately $956,000 and $1,286,000 during the twelve months ended July 31, 2002 and July 31, 2001, respectively.

      At July 31, 2002, estimated amortization expense for other intangible assets for the next five fiscal years is as follows:

                     Year          Estimated Amortization Expense
                     ----          ------------------------------
                     2003               $956,000
                     2004               $956,000
                     2005               $956,000
                     2006               $239,000

      The changes in the carrying amount of goodwill for the year ended July 31, 2002, are as follows:

INTERNET COMMERCE CORPORATION

Notes to consolidated financial statements

4.    GOODWILL AND ACQUIRED INTANGIBLE ASSETS (CONTINUED)

                                                  Service      Professional
                                   ICC.NET         Bureau        Services         Total
                                 ----------------------------------------------------------
      Balance at July 31, 2001   $    182,927   $        --    $        --     $    182,927
      Acquired goodwill                    --      2,408,816     14,801,825      17,210,641
      Amortization                   (156,795)      (240,881)      (885,963)     (1,283,639)
      Impairment loss                      --             --    (13,915,862)    (13,915,862)
                                 ----------------------------------------------------------
      Balance at July 31, 2002         26,132      2,167,935             --       2,194,067
      Reclassification of
        workforce intangibles              --             --      1,710,617       1,710,617
      Impairment loss                      --             --     (1,710,617)     (1,710,617)
                                 ----------------------------------------------------------
      Balance at July 31, 2002   $     26,132  $   2,167,935   $         --    $  2,194,067

      All reporting units are tested annually for impairment as of August 1. Due to a continued decline in it revenues throughout the course of 2002, continued operating losses and a significant reduction in forecasted future operating profits the Professional Services segment was tested for impairment during the fourth quarter of fiscal 2002. An impairment loss of $1,710,617 was recognized as a result of this evaluation. The fair value of the Professional Services segment unit was estimated using the net present value of expected future cash flows.

      Prior to the Company's adoption of SFAS 142, on August 1, 2001, it was required to evaluate its long lived assets and identifiable intangibles for impairment pursuant to FAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". SFAS 121 requires long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable based on expected undiscounted cash flows and other relevant factors attributable to that asset.

      During fiscal 2001, due to a significant reduction of the workforce of the professional services segment, a steep decline in the value of companies similar to it, continued operating losses and a significant reduction in the forecasted future operating profits, management determined that triggering events had occurred related to certain acquired intangible assets of the professional services segment, namely the assembled workforce, the customer list and goodwill. The projected cash flow analysis related to those assets determined that the assets had been impaired. These intangible assets were written down to fair value based on the related discounted expected future cash flows from the intangible assets over their remaining estimated useful lives. During the year ended July 31, 2001, the Company recorded an impairment charge of $16,708,479 related to the intangibles acquired from RTCI.

5.    MARKETABLE SECURITIES

      The following is a summary of available for sale securities:

                                                               Gross Unrealized
                                                          ---------------------------
                                               Cost          Gains          Losses       Fair Value
                                           ------------   ------------   ------------   ------------
      Equity investments - July 31, 2002   $    458,766   $      9,601   $ ( 337,676)   $    130,691
                                           ============   ============   ============   ============

      Equity investments - July 31, 2001   $    875,280   $     82,217   $ ( 291,945)   $    665,552
                                           ============   ============   ============   ============

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

INTERNET COMMERCE CORPORATION

Notes to consolidated financial statements

6.    NOTE RECEIVABLE

      On June 14, 2000, the Company loaned $5,000,000 to RTCI in exchange for a promissory note (the "Note"). The Note bore interest at a rate of 7.5% per annum.

      On August 15, 2000, the $5,000,000 Note and unpaid accrued interest, in the amount of $63,698, was automatically converted into common stock of RTCI (See Note 3).

7.    PROPERTY AND EQUIPMENT

      Property and equipment consists of the following:

                                                                                          July 31,
                                                            Estimated            ---------------------------
                                                        Useful Lives (Years)        2002            2001
                                                        -------------------      -----------     -----------
      Computers and office equipment                             3               $ 3,052,774     $ 2,964,013
      Furniture and fixtures                                     7                   372,074         372,073
      Purchased software                                         3                   814,189         984,138
      Leasehold improvements                                                         158,556         158,556
                                                                                 -----------     -----------

                                                                                   4,397,593       4,478,780
      Less accumulated depreciation and amortization                              (3,245,729)     (2,558,118)
                                                                                 -----------     -----------

                                                                                  $1,151,864     $ 1,920,662
                                                                                 ===========     ===========

      Depreciation and amortization expense related to property and equipment, including property and equipment acquired under capital leases, was $897,997, $887,200 and $435,218 for the years ended July 31, 2002, 2001 and 2000, respectively. At July 31, 2002, property and equipment acquired under capital leases had a cost basis of $998,167.

8.    ACCRUED EXPENSES

      Accrued expenses consist of the following:

                                                    July 31,
                                            -----------------------
                                               2002         2001
                                            ----------   ----------
      Employee compensation and severance   $  405,701   $  544,907
      Vacation                                 364,170      353,549
      Consulting fees                               --      202,400
      Professional fees                        135,293       34,692
      Acquisition related liabilities               --      937,789
      Lease abandonment                        192,749           --
      Other                                    309,935      308,451
                                            ----------   ----------

                                            $1,407,848   $2,381,788
                                            ==========   ==========

INTERNET COMMERCE CORPORATION

Notes to consolidated financial statements

9.    JOINT SERVICES AGREEMENT AND TECHNOLOGY LICENSE

      In July 2000, the Company entered into an agreement with Triaton GmbH ("Triaton"), a member of the ThyssenKrupp Information Services Group GmbH, whereby Triaton would host and market the Company's ICC.Net services in Europe on a semi-exclusive basis. Triaton was entitled to market and provide the Company's ICC.Net services on a non-exclusive basis worldwide. Pursuant to the agreement, ICC was to receive usage based fees. The agreement, as amended in July 2001, provided that the Company shall receive aggregate minimum fees payable in specified quarterly installments aggregating $8,000,000 from Triaton by July 2003.

      During the year ended July 31, 2001, the Company received $1,000,000 under the agreement. At July 31, 2001, Triaton had also advanced the Company $250,000 for services and reimbursable expenses expected to be provided by the Company to Triaton in addition to those services required under the original agreement. At July 31, 2002, $75,875 of the advance is included in deferred revenue.

      The agreement had a five year initial term. If the Company did not extend the agreement, the Company would be required to pay Triaton an amount equal to five times 80% of Triaton's revenues from the ICC.Net services for the twelve calendar months immediately preceding the date of termination.

      In July 2002, the Company and Triaton terminated the joint services agreement. The Company and Triaton entered into a new agreement which provides Triaton a non-exclusive five-year license to use the Company's electronic data interchange system in Europe. The agreement also provides that Triaton may purchase sales support and customer support services based on ICC's standard terms and conditions. Beginning in January 2003, Triation may also purchase software maintenance and support on an annual basis. The sale price for the license was $3,000,000 which was recognized as revenue in the period ended July 31, 2002. Under the terms of the agreement, Triaton paid $1,500,000 in July 2002 and a second payment of $1,500,000 was paid in October 2002.

10.   STOCKHOLDERS' EQUITY

      Private Placement of Common Stock:

      On October 29, 2001, the Company sold 1,159,716 shares of class A common stock and warrants to purchase 347,915 shares of class A common stock for gross proceeds of $3,189,219. The warrants are immediately exercisable and have an exercise price of $3.58 per share. The warrants are exercisable for a five-year period. The Company may redeem the warrants, at its option, at any time beginning 180-calendar days after the sale, if the closing bid price of the class A common stock exceeds 200% of the exercise price for a period of 30 consecutive trading days. The redemption price is ten cents per warrant.

      In connection with the private placement the Company incurred fees of $152,511, of which $35,000 was paid in cash and $117,511was paid by issuing warrants to purchase 50,000 shares of class A common stock. The warrants have substantially the same terms and conditions as the warrants issued in the private placement.

      Approximately 20%, or $635,000, of the gross proceeds were received from directors and officers and entities with which the Company's directors are affiliated.

      Warrant Exchange Offer:

      On April 23, 2002, the Company commenced a warrant exchange offer. The offer was made to investors who participated in the Company's private placement on October 29, 2001 and to holders of warrants issued as fees in connection with that private placement. The warrant exchange offer reduced the exercise price of the warrants issued in the private placement from $3.58 per share to $2.50 per share of class A common stock for investors that agreed to exercise those warrants by the expiration date of the warrant exchange offer.

INTERNET COMMERCE CORPORATION

Notes to consolidated financial statements

10.   STOCKHOLDERS' EQUITY (CONTINUED)

      In addition, for each share of class A common stock purchased pursuant to a warrant exercise, a new warrant, (the "New Warrants"), to purchase an equivalent number of shares of class A common stock was issued. The New Warrants have an exercise price of $3.50 per share and are exercisable for five years. The Company may redeem the warrants, at its option, at any time beginning 180 calendar days after the issuance of the New Warrants, if the closing bid price of the class A common stock exceeds 200% of the exercise price for a period of thirty consecutive days. The redemption price is ten cents per warrant. The warrant exchange offer had an initial expiration date of April 30, 2002, but was extended until May 31, 2002. The Company received $659,288 in gross proceeds and issued a total of 263,715 shares of class A common stock and warrants to purchase an equivalent number of shares of class A common stock as a result of the warrant exchange offer. The Company has recorded a deemed dividend in the amount of $461,084, in connection with the warrant exchange offer representing the aggregate fair value of the repriced warrants exercised in the warrant exchange offer and the fair value of the New Warrants.

      In connection with the New Warrants, the Company incurred fees of approximately $19,000 which were paid in cash.

      Class A common stock:

      Holders of class A common stock are entitled to one vote per share on all matters to be voted on by common stockholders. Subject to the preferences of the preferred stock, the holders of class A common stock are entitled to a proportional distribution of any dividends that may be declared by the board of directors, provided that if any distributions are made to holders of class A common stock, identical per-share distributions must be made to the holders of class B common stock, even if the distributions are in class A common stock. In the event of liquidation, dissolution or winding up of ICC, the holders of class A common stock are entitled to share equally with holders of class B common stock in all assets remaining after liabilities and amounts due to holders of preferred stock have been paid in full or set aside. Class A common stock has no preemptive, redemption or conversion rights. The rights of holders of common stock are subject to, and may be adversely affected by, the rights of the holders of series C preferred stock or any other series of preferred stock the Company may designate in the future.

      Class B common stock:

      Class B common stock is convertible into class A common stock on a one-for-one basis both upon the request of the holder of the class B common stock or automatically upon transfer of the class B common stock to a stockholder that did not hold any class B common stock before the transfer. Class B common stock is entitled to six votes per share, but in all other respects each share of class B common stock is identical to a share of class A common stock. As of July 31, 2002, there are no outstanding shares of class B common stock.

      Series A preferred stock:

      Series A preferred stock is convertible, at the option of the holder, into class A common stock. Each share of series A preferred stock is convertible into a number of shares of class A common stock determined by dividing the issuance price per share ($1,000) by 75% of the average market price of the class A common stock for the ten trading days before the conversion date. Each share of series A was convertible into a maximum of 333 shares and a minimum of 200 shares of class A common stock.

      Series A preferred stock is redeemable, in whole or in part, by the Company at the option of the Company, commencing on the third anniversary of the date of issuance. The redemption price for each share of series A preferred stock is $1,000, plus unpaid dividends. Notice of redemption must be given 30 days prior to the redemption date.

INTERNET COMMERCE CORPORATION

Notes to consolidated financial statements

10.   STOCKHOLDERS' EQUITY (CONTINUED)

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

      Series A preferred stock had no voting rights.

      On July 1, 2002, the Company paid cash dividends of $6,583 to series A preferred stockholders. On July 1, 2001, the Company issued 7,601 shares of class A common stock to series A preferred stockholders in payment of accrued dividends. On July 1, 2000, the Company paid cash dividends of $181,772 to series A preferred stockholders.

      At July 31, 2001, the Company had accrued dividends on its series A preferred stock of $1,157. There were no accrued dividends at July 31, 2002. At July 31, 2002, the Company does not have any outstanding shares of series A preferred stock.

      Series C Preferred Stock:

      During the year ended July 31, 2000, the Company issued 10,000 shares of series C preferred stock and warrants to purchase 400,000 shares of class A common stock, at an exercise price of $22.21 per share, to Cable & Wireless, PLC ("C&W") for total consideration of $10,000,000. A beneficial conversion feature resulted from the allocation of the proceeds between the fair value of the series C preferred stock and the fair value of the warrants, which resulted in a discount on the preferred stock in the amount of $4,549,535. The discount was immediately accreted as all of the series C preferred stock was eligible for conversion upon issuance.

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

      The holders of the outstanding shares of series C preferred stock are entitled to receive a 4% per share annual cumulative dividend payable in cash or shares of common stock. Each share of series C preferred stock is deemed to have a value of $1,000 and each share of common stock to be paid as a dividend shall be valued at the average of the Market Price (as defined by the certificate of designation of the series C convertible preferred stock) for ten consecutive trading days ending two days prior to the payment date. Dividends are payable on January 1 of each year. Dividends accrue and are cumulative on a daily basis, whether or not earned or declared.

      Series C preferred stock is entitled to the number of votes per share equal to the number of whole shares of class A common stock into which each share of series C preferred stock is convertible.

INTERNET COMMERCE CORPORATION

Notes to consolidated financial statements

10.   STOCKHOLDERS' EQUITY (CONTINUED)

      On January 1, 2002, the Company issued 98,839 shares of class A common stock in payment of the dividends on series C preferred stock. On January 1, 2001, the Company issued 111,142 shares of class A common stock in payment of the dividends on the series C preferred stock. At July 31, 2002 and 2001, the Company had accrued $231,695 and $272,131 for dividends payable, respectively.

      The total liquidation value of series C preferred stock was $10,000,000 plus accrued dividends of $231,695 at July 31, 2002.

      Warrants:

      As of July 31, 2002, the following warrants to purchase class A common stock were outstanding:

                                                          Number of        Exercise
                                                          ---------        --------
                                                            Shares           Price        Expiration Date
                                                            ------           -----        ---------------
      2001 Assumed RTCI warrants                            45,760 (a)      $   5.77      January 22, 2003
      Consulting Warrants                                   18,000 (b)      $   9.94      March 31, 2004
      C & W Warrants                                       400,000 (c)      $  22.21      January 12, 2005
      2001 Private Placement Warrants                       84,200 (d)      $   3.58      October 28, 2006
      2001 Private Placement Commission Warrants            25,000 (e)      $   3.58      October 28, 2006
      2002 Warrant Exchange Offer Warrants                 263,715 (f)      $   3.50      April 24, 2007

      a) Issued to warrant holders of RTCI upon acquisition of RTCI. Upon exercise, holder is entitled to one share of class A common stock.

      b) Upon exercise of each warrant, holder is entitled to 1.36891 shares of class A common stock.

      c) Issued to C&W in private placement. Upon exercise, holder is entitled to one share of class A common stock.

      d) Redeemable by the Company at $0.10 per warrant under certain conditions.

      e) Issued to solicitation agents for their role in the October 2001 private placement. Redeemable by the Company at $0.10 per warrant under certain conditions.

      f) Redeemable by the Company at $0.10 per warrant under certain conditions.

      The fair market value of warrants issued for compensation and services has been recognized as an expense in the period the respective services were performed.

      On February 18, 2002, 234,140 class A warrants and 263,835 class B warrants expired. The warrants were exercisable for an aggregate of 1,002,200 shares of the Company's class A common stock.

      On April 29, 2002, 43,350 Private Placement Commission Warrants expired. The warrants were exercisable for an aggregate of 43,350 shares of the Company's class A common stock.

      Stock options:

      The Company's Amended and Restated Stock Option Plan (the "Plan") provides for the grant of options to purchase up to an aggregate of 7,000,000 shares of class A common stock to employees, officers, directors and consultants or advisors. The options granted may be either incentive stock options or nonqualified options.

INTERNET COMMERCE CORPORATION

Notes to consolidated financial statements

10.   STOCKHOLDERS' EQUITY (CONTINUED)

      Incentive stock options granted to employees have an exercise price equal to the fair market value of the underlying shares at the date of grant. The Board of Directors determines the exercise price of nonqualified options granted to employees and consultants. The term of all options granted may not exceed 10 years. Options vest as determined by the Board, but generally vesting occurs over a period of two to three years. Generally, vested options must be exercised within 90 days of termination of the optionee's employment or other relationship with the Company. If termination of employment is for cause, the option will expire immediately.

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

      In March 2000, the Company granted an option to purchase 100,000 shares of class A common stock in connection with a consulting agreement with a former board member. The fair value of the option, in the amount of $6,318,850, was to be amortized as consulting expense during the term of the consulting agreement. Non-cash charges for this option amounted to $1,185,865 during the year ended July 31, 2000. On September 22, 2000, the former board member and the Company mutually agreed to cancel and terminate the option. Compensation charges in connection with this option ceased being recorded as of this date and the total non-cash charge recognized for this option during the year ended July 31, 2001 amounted to $450,110.

      In June 2000, the Company recognized $663,222 in non-cash charges for 10,000 shares of class A common stock valued at $176,150 and stock options to purchase 50,000 shares of class A common stock with a fair value of $487,072 which were issued in connection with a settlement of certain litigation.

      In November 2000, the Company assumed the Employee Stock Option Plan of RTCI and issued vested stock options to purchase 349,145 shares of class A common stock for the outstanding options of RTCI. These options were not granted under the Plan. The fair value of such options was included in the purchase price of RTCI.

      In May 2002 the Company granted options to purchase an aggregate of 845,000 shares of class A common stock to certain executive officers. The options all have an exercise price of $2.70 per share, which was the fair value of the class A common stock at the date of grant. One-third of these options were vested upon issuance. The remaining two-thirds vest on November 10, 2007. If the Company meets certain performance objectives the vesting of the options will be accelerated. On the day the closing price of the Company's class A common stock equals or exceeds $10.00 per share one-third of such options shall vest. On the first day of the month succeeding any calendar month in which the Company's net revenues exceed $2,000,000 one-third of the options will vest. All of these options will vest immediately upon a change in control of the Company as defined in the option agreements.

INTERNET COMMERCE CORPORATION

Notes to consolidated financial statements

10.   STOCKHOLDERS' EQUITY (CONTINUED)

      The Company applies APB Opinion 25 and related interpretations in accounting for equity instruments issued to employees. Accordingly, no compensation cost has been recognized for its employee stock option grants other than non-cash charges for the vesting of price-vested options. Had the compensation cost for the Company's stock options grants been determined based on the fair value at the date of grant consistent with the provisions of SFAS 123, the Company's net loss attributable to common stockholders and basic and diluted loss per common share would have changed to the pro forma amounts indicated below:

                                                                     For the Year ended July 31,
                                                        --------------------------------------------------
                                                             2002              2001              2000
                                                        --------------    --------------    --------------
      Pro forma net loss:
        As reported                                     $   (6,547,553)   $  (30,855,352)   $  (14,485,627)
        Pro forma effect of SFAS No. 123                    (9,755,547)      (14,959,286)       (2,419,185)
                                                        --------------    --------------    --------------
        Pro forma after giving effect to SFAS No. 123      (16,303,100)   $  (45,814,638)   $  (16,904,812)
                                                        ==============    ==============    ==============
      Basic and diluted loss per common share:
        As reported                                     $        (0.68)   $        (3.57)   $        (4.49)
        Pro forma effect of SFAS No. 123                         (0.90)            (1.66)            (0.56)
                                                        --------------    --------------    --------------
        Pro forma after giving effect to SFAS No. 123   $        (1.58)   $        (5.23)   $        (5.05)
                                                        ==============    ==============    ==============

      The weighted-average fair value at the date of grant for options granted during the years ended July 31, 2002, 2001 and 2000 was $2.37, $3.81 and $16.87 per share, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted-average assumptions:

                                          Year ended July 31,
                                  ----------------------------------
                                     2002        2001        2000
                                  ----------  ----------  ----------

      Risk-free interest rate        3.77%       4.73%       6.12%
      Expected lives                   3           3           3
      Expected volatility            140%        150%        156%
      Expected dividend yield          0%          0%          0%

      The following table summarizes the Company's stock options at July 31, 2002, 2001 and 2000, as well as changes during the years then ended:

                                                                     Year ended July 31,
                                           ------------------------------------------------------------------------
      (Shares in thousands)                         2002                    2001                    2000
                                           ----------------------   ----------------------   ----------------------
                                                        Weighted-                Weighted-                Weighted-
                                                         Average                  Average                  Average
                                                        Exercise                 Exercise                 Exercise
                                            Shares        Price      Shares        Price      Shares        Price
                                           ----------------------   ----------------------   ----------------------
      Options outstanding at beginning
          of year                            4,517.7    $   12.93     4,088.6    $   18.39     1,947.7    $    1.42
      Granted                                1,672.1    $    3.08     1,145.0    $    4.62     3,069.0    $   24.46
      Acquisitions                                --           --       349.1    $    6.53          --           --
      Forfeited                               (698.0)   $   16.03      (895.8)   $   26.79       (78.3)   $   22.50
      Exercised                                (69.5)   $    3.22      (169.2)   $    2.08      (849.8)   $    1.02
                                           ---------                ---------                ---------
      Options outstanding at end of year     5,422.3    $    9.62     4,517.7    $   12.93     4,088.6    $   18.39
                                           =========                =========                =========

      Options exercisable at end of year     4,048.4    $    7.53     2,966.0    $   11.39     2,113.6    $   11.16
                                           =========                =========                =========

INTERNET COMMERCE CORPORATION

Notes to consolidated financial statements

10.   STOCKHOLDERS' EQUITY (CONTINUED)

      The following table presents information relating to stock options outstanding as of July 31, 2002:

      (Shares in thousands)

                                                           Options Outstanding                Options Exercisable
                                                   -------------------------------------    ------------------------
                                                                 Weighted-
                                                                  Average      Weighted-                   Weighted-
                                                                 Remaining      Average                     Average
     Range of Exercise Prices                                   Contractual    Exercise                    Exercise
                                                    Shares         Life          Price        Shares         Price
   -------------------------------------------------------------------------------------     -----------------------
        $ 0.26 - $ 0.34                                367.2           4.8     $    0.30         367.2     $    0.30
        $ 1.41 - $ 2.13                                 92.0           3.5     $    1.50          92.0     $    1.50
        $ 2.50 - $ 4.77                              2,590.6           8.1     $    2.93       1,743.8     $    2.85
        $ 5.13 - $ 7.16                                417.6           8.5     $    5.18         254.5     $    5.22
        $11.50 - $17.00                                668.9           6.7     $   12.37         640.2     $   12.32
        $19.00 - $23.38                                994.0           7.7     $   19.18         706.0     $   19.17
        $34.50 - $45.69                                164.0           7.3     $   37.17         126.0     $   37.54
        $60.00 - $80.00                                128.0           7.1     $   68.25         118.7     $   68.74
                                                   ---------     ---------     ---------     ---------     ---------

                                                     5,422.3           7.6     $    9.62       4,048.4     $   10.09
                                                   =========                                 =========

      The Company had 879,189 options available for grant under the Plan as of July 31, 2002.

      Restricted stock:

      The Company issued 172,907 shares of class A common stock to employees of RTCI in exchange for outstanding shares of restricted stock of RTCI at the consummation of the merger. Deferred stock-based compensation related to the restricted stock of $730,957 was recorded at the time of the merger. The Company recognized non cash compensation expense related to the restricted stock of $190,019 and $540,938 in the years ended July 31, 2002 and 2001, respectively. All outstanding shares of restricted stock vested on January 1, 2002.

      On July 11, 2002, the Company entered into a Settlement Agreement with ING Merger, LLC and ING Capital, LLC, a wholly-owned subsidiary of ING Merger (collectively "ING"), pursuant to which the Company issued to ING Capital 200,000 shares of class A common stock and warrants to purchase 60,000 shares of class A common stock. The warrants are exercisable for five years at an exercise price per share of $3.50. ING had provided certain investment banking services to ICC in connection with its acquisition of RTCI. The Company had accrued $650,000 for such services at the time of the acquisition. The aggregate fair value of the class A common stock and warrants issued pursuant to the settlement was approximately $540,500. The Company recognized the difference of $109,500 as other income during the year ended July 31, 2002.

      In connection with the acquisition of RTCI, the Company paid $300,000 of investment banking fees on behalf of a former officer of the Company. During 2002, the former officer forfeited 23,689 shares of class A common stock issued in the merger, as repayment for these investment banking fees. The number of shares forfeited were valued at the market price of ICC common stock as defined in the merger agreement and plan of merger among ICC and RTCI.

INTERNET COMMERCE CORPORATION

Notes to consolidated financial statements

11.   INCOME TAXES

      The Company's effective tax rate varied from the statutory federal income tax rate as follows:

                                                                        For the year ended July 31,
                                                                       2002       2001         2000
                                                                      ------     ------       ------
      Expected tax rate (benefit)                                      (35.0)%    (34.0)%      (34.0)%
      Increase (decrease) in taxes resulting from:
      Non-deductible amortization and write-off of intangibles           9.1%      15.7%          --
      Permanent differences from exercise of stock options                --         --        (40.0)%
      Other permanent differences                                        1.5%       1.9%         5.8%
      State and local income tax (benefit), net of federal effect       25.9%      (4.5)%      (21.2)%
      Other                                                             (6.7%)       --           --
      Increase in valuation allowance                                    5.2%      15.0%        89.4%
                                                                      ------     ------       ------

      Effective tax rate                                                  --       (5.9)%         --
                                                                      ======     ======       ======

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets, liabilities and the valuation allowance at July 31, 2002 and 2001 are as follows:

                                                                                       July 31,
                                                                                2002              2001
                                                                            ------------      ------------
      Deferred tax assets:
              Accrued expenses                                              $    262,768      $    203,378
              Deferred revenues                                                   65,780           157,573
              Deferred rent                                                       57,632            76,310
              Property and equipment                                             199,217            38,300
              Marketable securities                                              131,233                --
              Federal, state and local net operating loss carryforwards       28,430,956        29,971,667
                                                                            ------------      ------------
                                                                              29,147,586        30,447,228
      Deferred tax liabilities:
              Purchased intangibles                                           (1,242,800)       (2,544,677)
              Marketable securities                                                   --          (286,187)
              Capitalized software development costs                            (130,636)         (182,953)
                                                                            ------------      ------------
                                                                              (1,373,436)       (3,013,817)
                                                                            ------------      ------------

              Net deferred tax asset before valuation allowance               27,774,150        27,433,411

              Valuation allowance                                            (27,774,150)      (27,433,411)
                                                                            ------------      ------------
              Net deferred tax asset                                        $         --      $         --
                                                                            ============      ============

      The Company has provided a valuation allowance of 100% of its net deferred tax asset due to the uncertainty of generating future profits that would allow for the realization of such deferred tax asset. The net increase in the total valuation allowance for the year ended July 31, 2002 was $340,739.

      The Company has a net operating loss carryforward for tax purposes of approximately $71 million as of July 31, 2002. This carryforward expires from 2007 to 2022.

INTERNET COMMERCE CORPORATION

Notes to consolidated financial statements

11.   INCOME TAXES (CONTINUED)

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

12.   COMMITMENTS AND CONTINGENCIES

      Employment agreements:

      The Company has employment agreements with certain of its officers and key employees which expire on various dates through July 2003. The agreements require aggregate annual payments of $1,030,000 per year. During fiscal 2000, the Company entered into a two-year consulting agreement with a former member of the Company's Board of Directors. The agreement requires payments of $250,000 per year payable in quarterly installments beginning March 15, 2000 and ending July 31, 2002. At July 31, 2001, the Company accrued the remaining payments to be made under the contract, in the amount of $125,000, as the Company no longer intended to utilize the services of the former board member.

      Profit sharing plan:

      The Company has a Profit Sharing Plan under which an amount equal to 3.5% of the pretax profit of the Company for each fiscal year is set aside for the benefit of such employees as are determined by the Board of Directors. No funding has been provided under this plan through July 31, 2002 as the Company has incurred losses since the inception of the plan.

      Obligations under operating leases:

      The Company has non-cancelable operating lease commitments for office space expiring on various dates through July 2006. Rent expense under these leases was approximately $1,319,000, $1,559,000 and $362,000 for the years ended July 31, 2002, 2001 and 2000, respectively. Certain leases contain escalation clauses for operating expenses.

      At July 31, 2002, minimum future rental payments due under non-cancelable operating leases are as follows:

                        2003                    $1,189,850
                        2004                     1,208,754
                        2005                       442,972
                        2006                        80,000
                                                ----------

                                                $2,921,576
                                                ==========

INTERNET COMMERCE CORPORATION

Notes to consolidated financial statements

12.   COMMITMENTS AND CONTINGENCIES (CONTINUED)

      Obligations under capital leases:

      The Company has various non-cancelable capital leases for computer equipment and software. At July 31, 2002, minimum future lease payments under non-cancelable capital leases were as follows:

        2003                                              $ 230,509
        2004                                                149,772
        2005                                                 43,239
        2006                                                     --
                                                          ---------
                                                            423,520

        Amount representing interest                         49,352
                                                          ---------
        Present value of future minimum lease payments      374,168
        Less current portion                               (181,870)
                                                          ---------

        Capital lease obligation - less current portion   $ 192,298
                                                          =========

      Letters of credit:

      The Company has provided cash collateral for letters of credit in the aggregate amount of $157,103 and $276,635, at July 31, 2002 and 2001, respectively, which serve as security deposits for certain lease agreements. These amounts have been recorded as restricted cash in the Company's consolidated balance sheet.

      Litigation:

      In October 2000, Thomas Lipscomb, a former President and Chief Executive Officer of the Company, commenced an action against Alan Alpern, a former officer of the Company, and against Arthur Medici, a former officer and a current director of the Company, in the Supreme Court of the State of New York, County of New York. In the action, Mr. Lipscomb claims that Messrs. Alpern and Medici tortuously interfered with his employment agreement with the Company. Mr. Lipscomb sought compensatory damages of $672,000 and punitive damages of $1 million.

      Subsequently, by Demand for Arbitration dated November 30, 2001, Mr. Lipscomb commenced an arbitration against the Company arising out of the same alleged breach of his employment agreement that formed the underlying basis for his suit against Messrs. Alpern and Medici. In the arbitration, Mr. Lipscomb sought recovery of $614,000 before interest, costs and attorneys' fees.

      These actions have both been dismissed in favor of the Company.

      Separation agreement:

      In March 2001, ICC entered into a Separation Agreement with its former President and Chief Executive Officer which requires the Company to pay $437,500, payable in equal monthly installments of $29,167 commencing on May 1, 2000. However, if the Company completes an equity financing that provides net proceeds of at least $5,000,000, the payments are accelerated. The final payment under this agreement was made in August of 2002.

INTERNET COMMERCE CORPORATION

Notes to consolidated financial statements

13.   CONCENTRATION OF CREDIT RISK

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

      The Company had one customer that accounted for 22% and 11% of revenue for the years ended July 31, 2002 and 2001, respectively. No single customer accounted for greater than 10% of revenues for the year ended July 31, 2000.

      The Company, also had one customer that accounted for approximately 52% of accounts receivables at July 31, 2002. No single customer accounted for more than 10% of accounts receivable at July 31, 2001 or 2000.

      Revenue by geographic region, based on customer location is as follows:

                                 North                                     South
      Year ended July 31,       America         Europe         Asia       America        Total
      -------------------     -----------     -----------     -------     -------     -----------
             2002             $11,171,976     $ 3,024,118     $ 5,362     $20,340     $14,221,796

             2001               8,665,395       1,072,860       4,263          --       9,742,518

             2000               1,297,168           2,831       3,442          --       1,303,441

14.   BUSINESS SEGMENT INFORMATION

      As a result of the acquisitions of IDC and RTCI in fiscal 2001, the Company has three operating segments. Prior to these acquisitions the Company had one operating segment. These three operating segments are:

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

      During the fourth quarter of fiscal 2002 the Company integrated its data mapping and XML services into the ICC.NET business segment. These products and services had previously been part of the Company's Professional Services segment. These products and services are primarily utilized to support customers of the ICC.NET VAN service. The reorganization was undertaken to more closely align these data transfer services with the customers they serve. The segment information presented below has been restated, for each period presented, to reflect this reorganization as if it had occurred on August 1, 2001.

INTERNET COMMERCE CORPORATION

Notes to consolidated financial statements

14.   BUSINESS SEGMENT INFORMATION (CONTINUED)

      The table below summarizes information about operations and long-lived assets as of and for the year ended July 31, 2002 and 2001:

                                                                        Service         Professional
                                                      ICC.NET            Bureau           services           Total
                                                      -------            ------           --------           -----
      Year Ended - July 31, 2002 (Restated)

      Revenues from external customers             $   10,436,290    $    1,633,183    $    2,152,323    $   14,221,796
                                                   ==============    ==============    ==============    ==============

      Operating loss                               $   (3,455,525)   $        4,949    $   (3,389,521)   $   (6,840,097)
      Other income, net                                   329,517                --           (36,973)          292,544
                                                   --------------    --------------    --------------    --------------
                                                    $  (3,126,008)   $        4,949    $   (3,426,494)   $   (6,547,553)
                                                   ==============    ==============    ==============    ==============
      Supplemental segment information:
      Amortization and depreciation                $    1,688,891    $      114,415    $      329,161    $    2,132,467
      Impairment of acquired intangibles                       --                --         1,710,617         1,710,617
      Non-cash charges for stock-based
        compensation and services                          59,989                --           190,019           250,008

      As of July 31, 2002

      Property and Equipment, net                  $      590,679    $       90,410    $      470,775    $    1,151,864
      Capitalized software, net                                --           326,588                --           326,588
      Acquired identified intangibles, net              3,107,000                --         3,107,000
      Goodwill, net                                        26,132         2,167,935                --         2,194,067
                                                   --------------    --------------    --------------    --------------
      Long lived assets, net                       $    3,723,811    $    2,584,933    $      470,775    $    6,779,519
                                                   ==============    ==============    ==============    ==============


                                                                        Service         Professional
                                                      ICC.NET            Bureau         services (A)         Total
                                                      -------            ------         ------------         -----
      Year Ended - July 31, 2001 (Restated)

      Revenues from external customers             $    5,759,418    $    1,462,088    $    2,521,012    $    9,742,518
                                                   ==============    ==============    ==============    ==============

      Operating loss                               $  (12,547,442)   $     (391,048)   $  (20,370,070)   $  (33,308,560)
      Other income, net                                   490,063                --            33,258           523,321
      Income tax benefit                                       --           349,110         1,580,777         1,929,887
                                                   --------------    --------------    --------------    --------------
                                                   $  (12,057,379)   $      (41,938)   $  (18,756,035)   $  (30,855,352)
                                                   ==============    ==============    ==============    ==============
      Supplemental segment information:
      Amortization and depreciation                $    1,753,647    $      260,605    $    1,679,412    $    3,693,664
      Impairment of acquired intangibles                       --                --        16,708,479        16,708,479
      Non-cash charges for stock-based
        compensation and services                         450,110                --           540,938           991,048

      As of July 31, 2001

      Property and Equipment, net                  $    1,009,626    $       59,948    $      851,088    $    1,920,662
      Capitalized software, net                           237,296           188,175                --           425,471
      Acquired identified intangibles, net              4,063,000                --         1,854,854         5,917,854
      Goodwill, net                                        26,132         2,167,935                --         2,194,067
                                                   --------------    --------------    --------------    --------------
      Long lived assets, net                       $    5,336,054    $    2,416,058    $    2,705,942    $   10,458,054
                                                   ==============    ==============    ==============    ==============

(A) - Subsequent to RTCI's acquisition on November 6, 2000.

INTERNET COMMERCE CORPORATION

Notes to consolidated financial statements

15.   SUPPLEMENTAL NON-CASH DISCLOSURES TO STATEMENT OF CASH FLOWS

      The Company had the following non-cash investing and financing activities:

                                                                                 Year ended July 31,
                                                                           2002          2001        2000
                                                                       -----------   -----------   --------
      Equipment acquired under capital leases                          $   121,367   $    44,945   $205,634
      Issuance of common stock for dividends on preferred stock            400,000       422,784         --
      Common stock issued to consultants                                    77,400            --         --
      Private placement commissions                                        117,511            --         --
      Common stock issued to investment advisors                           504,560            --         --
      Amounts related to business combinations:
         Fair value of assets acquired, net of cash acquired                    --    29,085,388         --
            Less:
                Liabilities assumed                                             --     1,902,751         --
                Fair value of equity instruments issued                         --    20,797,639         --
                Cash to be distributed to option and warrant holders
                      upon exercise                                             --       343,456         --
                Note receivable and accrued interest                            --     5,000,000         --
                Transaction costs paid in prior period                          --       369,487         --
                Transaction costs accrued                                       --       650,000         --
                                                                       -----------   -----------   --------
                                                                                --    29,063,333         --
                                                                       -----------   -----------   --------
        Payment for purchase of acquisitions, net of cash acquired              --        22,055         --

16.   SUBSEQUENT EVENTS

      In October 2002, the Company obtained commitments from certain existing investors to provide an aggregate of up to $1,000,000 of additional capital, if required, for the Company to continue as a going concern. Such additional capital may be in the form of long term, debt, common stock, preferred stock or other equity instruments or a combination of the foregoing and shall be on arms length terms negotiated by the parties. The commitments expire upon the earliest to occur of (a) July 31, 2003, (b) the sale, transfer or other disposition of all or substantially all the assets of the Company, (c) a change in control, or (d) the date the Company raises debt or equity capital, or a combination of debt and equity, capital in an amount equal to or greater than $1,000,000 subsequent to the date of the commitment.

INTERNET COMMERCE CORPORATION

Notes to consolidated financial statements

17.   QUARTERLY INFORMATION (UNAUDITED)

      The following unaudited quarterly financial information (in thousands, except for per share data) includes, in our opinion, all normal and recurring adjustments necessary to fairly state our consolidated results of operations and related information for the periods presented.

                                                  First       Second      Third       Fourth
                                                 Quarter     Quarter     Quarter     Quarter
                                                 --------    --------    --------    --------
       Fiscal 2002
       Revenues, net                             $  3,046    $  2,690    $  2,725    $  5,761
       Total costs and expenses                    (5,195)     (4,678)     (4,528)     (6,661)
                                                 --------    --------    --------    --------
       Operating loss                              (2,149)     (1,988)     (1,803)       (900)
       Interest and investment income, net             44         (33)         65         216
       Income tax benefit                              --          --          --          --
                                                 --------    --------    --------    --------
       Net loss                                  $ (2,105)   $ (2,021)   $ (1,738)   $   (684)
                                                 ========    ========    ========    ========
       Basic and diluted loss per common share   $  (0.22)   $  (0.19)   $  (0.21)   $  (0.06)
                                                 ========    ========    ========    ========

       Fiscal 2001
       Revenues, net                             $  1,316    $  2,582    $  3,041    $  2,804
       Total costs and expenses                    (4,798)     (7,396)     (8,870)    (21,987)
                                                 --------    --------    --------    --------
       Operating loss                              (3,482)     (4,814)     (5,829)    (19,183)
       Interest and investment income, net            202         137          67         117
       Income tax benefit                              --          --       1,605         325
                                                 --------    --------    --------    --------
       Net loss                                  $ (3,280)   $ (4,677)   $ (4,157)   $(18,741)
                                                 ========    ========    ========    ========
       Basic and diluted loss per common share   $  (0.51)   $  (0.52)   $  (0.45)   $  (1.94)
                                                 ========    ========    ========    ========

INTERNET COMMERCE CORPORATION

Schedule II.  Valuation and Qualifying Accounts

                                        Balance at     Additions                                     Balance at
                                        Beginning      Charged to     Additions                        End of
                                        of Period       Expense        Acquired      Deductions        Period
                                       ------------   ------------   ------------   ------------    ------------
Year ended July 31, 2002
     Allowance for doubtful accounts   $    224,022   $    223,107   $         --   $   (205,445)   $    241,684
     Allowance on deferred tax asset   $ 27,433,411   $    340,739   $         --   $         --    $ 27,774,150

Year ended July 31, 2001
     Allowance for doubtful accounts   $     74,388   $    261,640   $     23,949   $   (135,955)   $    224,022
     Allowance on deferred tax asset   $ 22,258,347   $  5,175,064   $         --   $         --    $ 27,433,411

Year ended July 31, 2000
     Allowance for doubtful accounts   $         --   $     88,802   $         --   $    (14,414)   $     74,388
     Allowance on deferred tax asset   $  9,477,727   $ 12,780,620   $         --   $         --    $ 22,258,347

                                  EXHIBIT INDEX

       Exhibit No.         Description
       -----------         -----------------------------------------------------

         2.1 Agreement and Plan of Merger among ICC, ICC Acquisition Corporation, Inc., a wholly-owned subsidiary of ICC, Research Triangle Commerce, Inc., or RTCI, and the selling shareholders of RTCI (10)

         2.2 Agreement and Plan of Merger among ICC, IDC, and the selling shareholders of IDC (4)

         3(i).1            Amended and Restated Certificate of Incorporation (1)

         3(i).2            Certificate of Merger merging Infosafe Systems, Inc.
                           and Internet Commerce Corporation (1)

         3(i).3 Certificate of Amendment to the Amended and Restated Articles of Incorporation (2)

         3(i).4 Certificate of Designations-- Series A Convertible Redeemable Preferred Stock (1)

         3(i).5            Certificate of Designations-- Series C Preferred
                           Stock (8)

         3(ii).1           By-laws (6)

         4.1               Specimen Certificate for Class A Common Stock (3)

         4.2 Form of Class A Bridge Warrant issued in the 1998 bridge financing (1)

         4.3 Warrant Agreement dated January 12, 2000, by and among ICC and Cable and Wireless USA, Inc. (8)

         4.4 Form of Registration Rights Agreement dated as of October 29, 2001 by and among ICC and the purchase identified therein (15)

         4.5 Registration Rights Agreement dated as of October 29, 2001 by and between ICC and Amaranth Trading LLC (13)

         4.6 Format Class A Common Stock Warrant issued in the October 29, 2001 private placement (13)

         10.1              1994 Stock Option Plan (3)

         10.2 Lease Agreement between 805 Third Ave. Co. and ICC relating to the rental of ICC's current principal executive office (4)

         10.3 Lease Agreement, dated as of May 21, 1999, between JB Squared LLC and ICC relating to the rental of approximately 4,000 square feet at the Lakeview Executive Center, 45 Research Way, East Setauket, New York, 11733 (5)

         10.4 Employment Agreement for Anthony D'Angelo dated as of April 16, 2000 (13)

         10.5 Employment Agreement for G. Michael Cassidy dated as of April 16, 2000 (12)

         10.6 Employment Agreement for David Hubbard dated as of April 16, 2000 (12)

         10.7 Employment Agreement for Walter M. Psztur dated as of April 16, 2000 (12)

         10.8 Master Agreement between Cable & Wireless PLC and ICC executed on November 24, 1999 (7)

         10.9              Amended and restated Stock Option Plan (9)

         10.10 First Amendment to Lease Agreement, dated as of January, 2000, by and between JB Squared LLC and ICC relating to the rental of an additional approximately 4,800 square feet at the Lakeview Executive Center, 45 Research Way, East Setauket, New York, 11733 (12)

         10.11 First Amendment of Lease Agreement between Madison Third Building Companies LLC and ICC relating to the rental of additional office space at 805 Third Avenue, New York, New York 10022 (12)

         10.12 Lease Agreement, dated as of August 2, 2000, by and between IDC Realty, LLC as landlord and ICC as tenant relating to the rental of an approximately 8,000 square feet facility used by ICC's service bureau division (12)

         10.13 Lease Agreement, dated as of November 1, 1999, by and between Shannon Oaks Partnership as landlord and RTCI as tenant relating to the rental of an approximately 8,000 square feet facility used by ICC's professional services division (14)

         10.14 Joint Services Agreement, between ICC and Hightech International Services GmbH (a wholly-owned subsidiary of ThyssenKrupp Services GmbH) executed on July 28, 2000 (14)

         10.15 Letter agreement dated July 25, 2001 between ICC and Triaton GmbH (f/k/a HighTech International Services, a wholly-owned subsidiary of ThyssenKrupp Services
                           GmbH) amending Joint Services Agreement (14)

         10.16             Amended agreement with Triaton dated July 2002 (13)

         10.17 Subscription agreement dated October 29, 2001 by and between ICC and Amaranth Trading LLC (14)

         10.18 Form of Subscription Agreement dated October 29, 2001 by and among ICC and purchasers identified therein
                           (14)

         23(i)             Consent of Deloitte & Touche LLP (15)

         99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (15)

         99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (15)


-------------------

(1) Incorporated by reference to ICC's registration statement on form S-3 (File no. 333-80043)

(2) Incorporated by reference to ICC's annual report on form 10-KSB for the year ended July 31, 1998

(3) Incorporated by reference to ICC's registration statement on form SB-2 (File no. 33-83940)

(4) Incorporated by reference to ICC's report on form 10-QSB dated October 31, 1997

(5) Incorporated by reference to amendment no. 3 to ICC's registration statement on form S-3 (File no. 333-80043)

(6) Incorporated by reference to ICC's current report on form 8-K filed with the SEC on July 31, 1999

(7) Incorporated by reference to ICC's current report on form 8-K dated December 1, 1999

(8) Incorporated by reference to amendment no. 1 to ICC's registration statement on form S-3 (File no. 333-93301)

(9) Incorporated by reference to ICC's proxy statement for the annual meeting of stockholders for the year ended July 31, 1999.

(10) Incorporated by reference to ICC's current report on form 8-K dated June 15, 2000

(11) Incorporated by reference to ICC's current report on form 8-K dated August 11, 2000

(12)        Incorporated by reference to ICC's report on form 10-KSB dated July
            31, 2000

(13) Incorporated by reference to ICC's registration statement on Form S-3 (file No. 333-99059)

(14) Incorporated by reference to ICC annual report on form 10-K dated July 31, 2001

(15)        Filed herewith

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 31, 2002

                           INTERNET COMMERCE CORPORATION


                           by: /s/ G. Michael Cassidy
                              -------------------------------------------------
                               G. Michael Cassidy
                               President and Chief Executive Officer


                           by: /s/ Walter M. Psztur
                              -------------------------------------------------
                               Walter M. Psztur
                               Senior Vice President and Chief Financial Officer

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

Signature                                       Title                                     Date
---------                                       -----                                     ----

/s/ G. Michael Cassidy                President, Chief Executive                    October 31, 2002
-------------------------------       Officer and Director
G. Michael Cassidy                    (Principal Executive Officer)

/s/ Walter M. Psztur                  Chief Financial Officer                       October 31, 2002
-------------------------------       (Principal Financial
Walter M. Psztur                      and Accounting Officer)


/s/ Richard J. Berman                 Director                                      October 31, 2002
-------------------------------
Richard J. Berman

/s/ Peter J. Boni                     Director                                      October 31, 2002
-------------------------------
Peter J. Boni

/s/ Spencer I. Browne                 Director                                      October 31, 2002
-------------------------------
Spencer I. Browne

/s/ Kim D. Cooke                      Director                                      October 31, 2002
-------------------------------
Kim D. Cooke

/s/ Charles C. Johnston               Director                                      October 31, 2002
-------------------------------
Charles C. Johnston

/s/ Arthur R. Medici                  Director                                      October 31, 2002
-------------------------------
Arthur R. Medici

/s/ Sarah Byrne-Quinn                 Director                                      October 31, 2002
-------------------------------
Sarah Byrne-Quinn


                                CERTIFICATIONS OF
                           CHIEF EXECUTIVE OFFICER AND
                             CHIEF FINANCIAL OFFICER
                                   PURSUANT TO
                SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002

I, G. Michael Cassidy, certify that:

1. I have reviewed this annual report on Form 10-K of Internet Commerce Corporation (the "Company");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report.


/s/ G. Michael Cassidy
------------------------
G. Michael Cassidy
Chief Executive Officer
October 31, 2002

I, Walter M. Psztur, certify that:

1. I have reviewed this annual report on Form 10-K of Internet Commerce Corporation (the "Company");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report.


/s/ Walter M. Psztur
------------------------
Walter M. Psztur
Chief Financial Officer
October 31, 2002