Form 10-K/A
period 2002-07-31
INTERNET COMMERCE CORP
filed 2002-11-05
CIK 894738

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 Amendment No. 1
                                on Form 10-K/A to

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

================================================================================

                                EXPLANATORY NOTE

      This Amendment No. 1 on Form 10-K/A is being filed to make certain typographical and other non-substantive corrections and clarifications (except as otherwise indicated below) to certain sections in the Annual Report on Form 10-K for the fiscal year ended July 31, 2002, as filed with the Securities and Exchange Commission on October 31, 2002, as follows:

      Part II, Item 7. Management's Discussion and Analysis of Financial
                       Condition and Results of Operations.

      o Revised all of Item 7 to make certain typographical and other non-substantive changes.

      o Added new language to "Revenues - ICC.NET" and "Cost of services - ICC.NET" in both fiscal year ended July 31, 2002 compared with fiscal year ended July 31, 2001 and fiscal year ended July 31, 2001 compared with fiscal year ended July 31, 2002, to clarify revenue and costs of services attributable to mapping and XML services, as indicated on pages 6 and 11, respectively, of this Amendment on Form 10-K/A.

      o Added new language to the first paragraph under "Analysis of Cash Flows" on page 16 of this Amendment on Form 10-K/A.

      Note 4 to the Financial Statements - Goodwill and Acquired Intangible
      Assets

      o Made changes to the balance dates in the first column in the chart on page 18 of this Amendment on Form 10-K/A.

      Note 14 to the Financial Statements - Business Segment Information

      o Shifted the amount of "Acquired identified intangibles, net" from the "Professional Services" column to the "Total" column, as evident on page 19 of this Amendment on Form 10-K/A.

      Consent of Deloitte & Touche LLP

      The changes made by this Amendment have no impact on the Financial Statements of the Company previously filed in the Annual Report on Form 10-K for the fiscal year ended July 31, 2002.

      In compliance with General Instruction G (3) to Form 10-K, the information required under these items is contained in the following Attachment A, which is included herein and made part of this Annual Report on Form 10-K, not later than 120 days after the end of the fiscal year.


                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    INTERNET COMMERCE CORPORATION


                                    by: /s/ G. Michael Cassidy
                                       -------------------------------------
                                       G. Michael Cassidy
                                       President and Chief Executive Officer


                                    by: /s/ Walter M. Psztur
                                       ----------------------------------
                                       Walter M. Psztur
                                       Senior Vice President and Chief
                                       Financial Officer

Date: November 5, 2002

                                  Attachment A

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

      During the fourth quarter of fiscal 2002 the Company integrated its data mapping and XML services and personnel into the ICC.NET segment. These products and services had previously been part of the Company's Professional Services segment. These products and services are primarily utilized to support customers of the ICC.NET VAN service. The reorganization was undertaken to more closely align these data transfer services with the customers they serve. The segment information presented below in the results of operations has been restated, for each period presented, to reflect this reorganization as if it had occurred August 1, 2001.

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

      Impairments of goodwill and acquired intangibles in the amount of $1,711,000 and $16,708,000 were as recorded during the years ended July 31, 2002 and July 31, 2001, respectively. During fiscal 2001, due to a significant reduction of the workforce of the Professional Services segment, a steep decline in the value of companies similar to it, continued operating losses and a significant reduction in the forecasted future operating profits, management determined that triggering events had occurred related to the certain acquired intangible assets of the professional services segment, namely its assembled workforce, its customer list and goodwill. The projected cash flow analysis related to those assets determined that the assets had been impaired. These intangible assets were written down to fair value based on the discounted expected future cash flows from the intangible assets over their remaining estimated useful lives. An impairment loss of $16,708,000 was recognized as a result of this evaluation. During fiscal 2002, due to a continued decline in its revenues throughout the course of 2002, continued operating losses and a reduction in forecasted future operating profits, the Professional Services segment was tested for impairment during the fourth quarter of fiscal 2002. An impairment loss of $1,711,000 was recognized as a result of this evaluation. The fair value of the Professional Services segment unit was estimated using the net present value of expected future cash flows.

      In March 2000, ICC granted an option to purchase 100,000 shares of class A common stock pursuant to a consulting agreement with a former executive officer and board member. The Black-Scholes option-pricing model was used to determine the fair value of these options, which required management to make certain estimates for values of variables used by the model. Non-cash consulting charges for this stock option amounted to $450,000 in the year ended July 31, 2001.

      In connection with a warrant exchange offer in April 2002, the Company valued the repriced and newly issued warrants at $461,084 using the Black-Scholes option-pricing model. This amount has been deducted from the Company's net loss to increase the net loss attributable to common stockholders.

      In connection with the acquisition of RTCI on November 6, 2000, issued and outstanding options and warrants to purchase RTCI common stock were exchanged for into options and warrants of ICC, providing the holders the right to receive, upon exercise, an aggregate of 394,905 shares of ICC class A common stock and $343,456 of cash. The options and warrants were valued using the Black-Scholes option-pricing model. The fair value of the vested portion of the options was included in the purchase price for RTCI.

      The use of the Black-Scholes option-pricing model requires management to make certain estimates for values of variables used by the model. Management estimated the values for stock price volatility, the expected life of the options and warrants and risk-free rate based on information that was available to management at the time the Black-Scholes option-pricing calculations were made.

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

      Revenues - ICC.NET - Revenues of our ICC.NET service were 73% of our total consolidated revenues for the fiscal year ended July 31, 2002 ("2002"). Our ICC.NET service revenues increased $4,677,000 in 2002 from the fiscal year ended July 31, 2001 ("2001"). VAN revenues increased $2,640,000 in 2002, or 56% from the prior year. ICC.NET revenue included $1,064,000 attributable to mapping and XML services in 2002 as compared to $913,000 in 2001. This increase is the result of a larger customer base and increased volume. Services to Triaton decreased from $1,069,000 under the original agreement in 2001 to $106,000 in 2002. During 2002, we recognized technology license revenue of $3,000,000 from Triaton for the license of our ICC.NET service. Under the terms of the July 2002 license agreement, we granted Triaton a non-exclusive license to use ICC's electronic data interchange system in its most recent version anywhere in the continent of Europe, Great Britain and Ireland for a five-year term. Triaton has the right to provide and use the ICC.NET service to its customers. Triaton paid us $1,500,000 in July 2002 and an additional $1,500,000 in October 2002 under this license agreement. ICC will not report any additional revenues under the amended agreement with Triaton, except that, at Triaton's request, ICC shall provide sales support, customer support and software support on its standard terms and conditions

      Cost of services - ICC.NET - Cost of services relating to our ICC.NET service was 55% of revenues derived from the service in 2002, compared to 101% of revenues derived from the service in 2001. These costs consist primarily of salaries and employee benefits, connectivity fees, data lines and amortization of our acquired mapping technology. ICC.NET costs of services included $1,683,000 attributable to mapping and XML services in 2002 as compared to $1,905,000 in 2001. The decrease of $50,000 in 2002 from the prior year was primarily the result of increased connectivity costs offset by lower salaries and employee benefits. We reduced our cost of services personnel to 28 at the end of 2002 from 38 at the end of 2001 and as a result we were able to reduce salaries and employee benefits by $521,000. The reduction in the number of employees did not affect the quality or reliability of our service. Rental expenses for leased computer equipment decreased $120,000 in 2002 compared to the prior year. Connectivity fees are those costs that we incur to transmit data electronically. These fees include charges from other VANs and charges from Internet service providers. Total connectivity fees increased $370,000 in 2002. The increase in connectivity fees was primarily due to additional fees incurred to offer our customers and their trading partners alternate connectivity as a result of GXS and Sterling Commerce disconnecting our service from their networks. In addition, amortization increased $239,000 in 2002. This was primarily due to the acquisition of RTCI. Because the acquisition took place at the beginning of the second quarter of 2001, only nine months of mapping technology amortization was recognized in 2001, compared to twelve months of amortization in 2002. We anticipate that our

ICC.NET cost of services will continue to decline as a percentage of revenues in future periods due to increased utilization of our existing infrastructure as we expect the use of our ICC.NET service to increase.

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
                                                    ==========      ===========

      Revenues - Service Bureau - Revenues of our service bureau were 11% of our consolidated revenues for 2002. The service bureau's revenues were primarily generated from services performed, customer support and licensing fees. The increase in revenues of $171,000 in 2002 as compared to 2001 was primarily the result of an increased demand for barcode label printing from existing customers.

      Cost of services - Service Bureau - Cost of services relating to our service bureau was 51% of revenues of the service bureau in 2002, compared to 46% of revenues in 2001. These costs consist primarily of salaries and employee benefits, data lines, rent and consultants. Salary and benefits increased by $112,000 in 2002 from 2001, primarily as a result of an increase in staff. Facilities related costs increased $29,000 and consulting expenses increased $10,000 from the prior year.

      Product development and enhancement - Service Bureau - Product development and enhancement costs relating to our service bureau consist primarily of salaries and employee benefits and rent. Product development and enhancement costs incurred by our service bureau decreased $151,000 in 2002 from 2001. The decrease was primarily attributable to capitalized labor costs for newly developed software in the amount of $92,000. Consulting fees were also reduced by $52,000.

      Selling and marketing - Service Bureau - Selling and marketing expenses relating to our service bureau consist primarily of salaries and employee benefits and rent, which increased $18,000 in 2002.

      General and administrative - Service Bureau - General and administrative expenses supporting our service bureau consist primarily of salaries and employee benefits, depreciation, amortization, rent, telephone and office expenses. Amortization decreased $241,000 in 2002 as compared to 2001, primarily as a result of the Company's implementation of SFAS No. 142, effective August 1, 2001, which requires goodwill to be tested for impairment on a periodic basis and no longer permits the amortization of goodwill.

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

      Revenues - Professional Services - Revenues from professional services were 15% of our total consolidated revenues for 2002. Revenues from professional services consist of consulting and educational services. As a result of the continuing economic slowdown, revenues from professional services decreased $369,000 in 2002 from 2001 primarily as a result of a reduced number of consulting projects.

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

      Selling and marketing - Professional Services - Selling and marketing expenses relating to our professional services consist primarily of salaries and employee benefits, travel related expenses, advertising, trade shows and amortization. Selling and marketing expenses related to our professional services decreased $413,000 in 2002 from the prior year. This decrease is the result of a decrease in salaries and employee benefits of $78,000. Amortization expense for the acquired customer list was no longer recognized during 2002 as an impairment charge for the full carrying value of this asset was recognized in the fourth quarter of 2001. This resulted in a decrease of $61,000 in amortization expense during the current year. In addition, as part of our cost reduction measures, travel-related expenses, tradeshow fees, advertising expenses and office expenses were reduced by $272,000 in 2002, compared to the prior year.

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

      Non-cash charges - Professional Services - Non-cash charges in 2002 consisted of $190,000 of stock-based compensation expenses related to 172,907 unvested restricted shares issued to RTCI employees in connection with our acquisition of RTCI. The value of the restricted shares was amortized from the date of acquisition through January 1, 2002. During 2001, professional services recognized $541,000 of stock based compensation expense related to these restricted shares.

      Impairment of Acquired Intangibles - Professional Services - During 2001, professional services recorded an impairment charge of $16,708,000 related to the intangibles acquired from RTCI. Due to a significant reduction of the workforce of professional services, a steep decline in the value of similar companies, continued operating losses and a significant reduction in forecasted operating profits, management determined that a triggering event had occurred related to the to certain acquired intangible assets of the professional services segment, namely the assembled workforce, the customer list and goodwill. Projected cash flow analysis related to these assets determined that their value had been impaired. These intangible assets were written down in 2001 to fair value based on the related discounted expected future cash flows from the intangible assets. During 2002 management once again determined that triggering events had occurred related to goodwill. The carrying value of goodwill was reevaluated for impairment and an impairment charge of $1,711,000 was recognized in 2002.

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

(3)   We acquired our professional services business in November 2000.

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

      Revenues - ICC.NET - Revenues of our ICC.NET service were 59% of our total consolidated revenue for the fiscal year ended July 31, 2001 ("2001"). Our ICC.NET services revenues increased $4,456,000 in 2001 from the fiscal year ended July 31, 2000. VAN revenue increased $3,387,000 in 2001 or 260% from the prior year. ICC.NET revenues included $913,000 in 2001 attributable to mapping and XML services as compared to $0 in 2000, because our acquisition of RTCI occurred in 2001. The increase is the result of a larger customer base and increased volume. This increase includes $1,000,000 of fees from Triaton, under a Joint Services Agreement dated July 28, 2000.

      Cost of services - ICC.NET - Cost of services relating to our ICC.NET service was $5,795,000, or 101% of revenues derived from the service in 2001, compared to $2,514,000 or 193% of revenues in 2000. These costs consist primarily of salaries and employee benefits, data lines and amortization of capitalized software and mapping technology. ICC.NET cost of services in 2001 included $1,905,000 attributable to mapping and XML services as compared to $0 in 2000, because our acquisition of RTCI occurred in 2001. Salaries and employee benefits related to the ICC.NET service increased $1,814,000 and computer equipment rentals increased $222,000. Depreciation and amortization increased $680,000 primarily as a result of the amortization of the mapping technology acquired as part of our acquisition of RTCI during 2001. In addition, data lines costs increased $207,000, consulting fees increased $152,000 and rent expense increased $92,000. The increases in salaries, employee benefits, data lines and support were due to the increased use of our service, which resulted in the hiring of additional employees for our customer and technical support functions. We anticipate that our ICC.NET cost of services will continue to decline as a percentage of revenues in future periods due to increased utilization of our existing communications ifrastructure as the use of our service increases.

      Product development and enhancement - ICC.NET - Product development and enhancement costs relating to our ICC.NET service consist primarily of salaries and employee benefits. The decrease of $77,000 in 2001 from 2000 is attributable to a decrease in salaries and benefits of $205,000, partially offset by increases in rent expense of $81,000 and computer equipment rental costs of $44,000.

      Selling and marketing - ICC.NET - Selling and marketing expenses relating to our ICC.NET service consisted primarily of salaries and employee benefits, advertising, trade shows and travel-related costs. Selling and marketing expenses for our ICC.NET service increased $1,250,000 from the prior year. This is attributable to an increase in salaries and employee benefits of $718,000 as well as expenditures for trade shows, advertising and consultants which increased a total of $348,000 as we increased our marketing efforts. In addition, rent expense increased $109,000 due to the lease of additional office space.

      General and administrative - ICC.NET - General and administrative expenses supporting our ICC.NET service consist primarily of salaries and employee benefits, rent, depreciation, telephone, insurance, amortization and consulting and professional fees. Expenses related to our ICC.NET services increased $2,099,000 in 2001. The increase in general and administrative expenses during 2001 is partially attributable to increases in rent expense of $251,000 and salaries and benefits of $633,000. In addition, depreciation expenses increased $224,000 from the prior year, primarily as a result of additional fixed assets acquired. Severance of $455,000 was recognized due to the termination of an executive officer in

2001. In addition, consulting fees increased $499,000 primarily due to a former director's consulting agreement.

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
                                                     ===========     ===========

      Revenues - Service Bureau - Revenue in the amount of $1,462,000, or 15% of consolidated 2001 revenue, was generated from our service bureau. The service bureau's revenue was primarily generated from the services performed, customer support and licensing fees.

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

      General and administrative - Service Bureau - Our service bureau incurred general and administrative expenses in the amount of $773,000. These costs were comprised of salaries and employee benefits of $379,000, goodwill amortization of $241,000 and rent of $81,000.

Results of Operations - Professional Services

      We acquired our professional services division through the acquisition of RTCI in November of 2000. The following table summarizes operating results for our professional services:

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
                                                   ============     ============

      Revenues - Professional services - Revenues related to our professional services accounted for $2,521,000, or approximately 26% of 2001 consolidated revenues. Revenues generated by our professional services consisted of consulting and educational services.

      Cost of services - Professional services - Cost of services relating to our professional services were $2,891,000, or 115% of revenues derived from professional services. Salaries and employee benefits relating to our professional services were $1,519,000, consulting fees were $366,000, computer equipment rental costs were $164,000, amortization of the acquired workforce was $472,000 and costs related to educational services were $323,000 in 2001.

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

      General and administrative - Professional services - General and administrative expenses supporting professional services were $1,996,000 in 2001. The primary component of professional services general and administrative expenses was goodwill amortization resulting from our acquisition of RTCI totaling $886,000. The remaining expenses incurred in 2001 were comprised primarily of salaries and employee benefits in the amount of $581,000, office rent in the amount of $342,000 and depreciation and amortization in the amount of $195,000.

      Non-cash charges - Professional Services - In connection with our acquisition of RTCI, we issued unvested restricted shares to RTCI employees and recorded $731,000 of deferred stock-based compensation in connection with the issuance of those shares. During 2001, we recognized $541,000 of stock-based compensation expenses related to these shares.

      Impairment of goodwill and acquired intangibles-Professional Services - Due to a reduction of the workforce of RTCI, a steep decline in the value of companies similar to RTCI, continued operating losses and a significant reduction in the forecasted future operating profits of our professional services segment, management determined that triggering events had occurred related to certain acquired intangible assets. Projected cash flow analysis related to those assets determined that the assets had been impaired. These intangible assets were written down to fair value based on the related discounted expected future cash flows. During 2001, the Company recorded an impairment charge of $16,708,000 related to intangibles acquired from RTCI.

Income Taxes

      Income tax benefit of $1,930,000 in 2001 resulted from the decrease of our deferred tax liability associated with the amortization of identifiable intangibles and from the offset of deferred tax liabilities against post-acquisition net operating losses.

Liquidity and Capital Resources

      Our principal sources of liquidity, which consist of cash and cash equivalents and marketable securities, decreased to $2,219,000 as of July 31, 2002 from $2,889,000 as of July 31, 2001. We believe, these resources, together with the remaining $1,500,000 owed to us by Triaton GmbH under the July 2002 License Agreement which was paid in October 2002, and the commitment by certain existing investors to provide up to a maximum of $1,000,000 in additional funding to the Company, if required, should provide us with sufficient liquidity to continue in operation through July 31, 2003.

      We anticipate break even operations for the year ending July 31, 2003. We anticipate that we will achieve positive cash flow from operations for our 2003 fiscal year. However, if our revenues do not increase as anticipated or if our expenses increase more than anticipated due to competitive or other factors described under "Risk Factors," we may not achieve break even operations or positive cash flow from operations as anticipated for our 2003 fiscal year. Thus, we may need to raise additional financing. Furthermore, if our stockholders' equity remains less than $10 million at the end of any future fiscal quarter, our class A common stock may no longer be eligible for trading on the NASDAQ National Market, and , as a result, we may attempt to sell additional equity securities to increase our stockholders' equity to the required level. We cannot assure you that any additional financing would be available on reasonable terms or at all.

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

   Consolidated Working Capital

      Consolidated working capital increased to $2,622,000 at July 31, 2002 from $646,000 at July 31, 2001. This increase is due to a $1,379,000 increase in accounts receivable primarily attributable to $1,500,000 owed to us by Triaton for the second installment of their license fee and a $974,000 decrease in accrued expenses resulting primarily from the payment during 2002 of certain acquisition related liabilities.

   Analysis of Cash Flows

      Cash used in operating activities decreased to $4,293,000 in 2002 from $11,401,000 in 2001. The decrease is primarily the result of a decrease in cash operating expenses of $4,669,000, which excludes the impairment of intangible assets, depreciation and amortization and non-cash charges for equity instruments issued for compensation and services. This decrease is also the result of an increase in revenue of $4,479,000 offset primarily by an increase in accounts receivable of $1,388,000 and a decrease in accounts payable and accrued liabilities of $826,000.

      Cash provided by investing activities increased to $464,000 in 2002 compared to cash used by investing activities of $334,000 in 2001. This increase is primarily the result of $538,000 in proceeds from the sales of marketable securities in 2002 and a decrease in payments for property and equipment of $592,000.

      Cash provided by financing activities increased to $3,693,000 in 2002 compared to cash used in financing activities of $45,000 in 2001. The increase is primarily the result of the net proceeds of $3,107,000 from the October 2001 private placement described above and $699,000 of proceeds from the exercise of warrants to purchase class A common stock of which $659,000 is attributable to the warrant exchange offer discussed above.

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

INTERNET COMMERCE CORPORATION

Notes to consolidated financial statements

4.    GOODWILL AND ACQUIRED INTANGIBLE ASSETS

      On August 1, 2001 the Company adopted the provisions of SFAS No. 141, "Business Combinations" ("SFAS 141") and SFAS No. 142, "Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 requires that the fair value of an assembled workforce acquired be included in the amount initially recorded as goodwill. Upon adoption of SFAS 141 the Company reclassified $1,710,617 into goodwill which was initially recorded as other intangible assets related to the value of the assembled workforce of RTCI as required by this statement. SFAS 142 requires that upon adoption, amortization of goodwill will cease; and instead, the carrying value of goodwill will be evaluated for impairment on at least an annual basis. SFAS 142 also requires the goodwill of each reporting unit shall be tested for impairment as of the beginning of the fiscal year in which this statement is initially applied. The Company evaluated goodwill for impairment at August 1, 2001 and determined no impairment existed at that date. The Company's reporting units utilized for evaluating the recoverability of goodwill are the same as its operating segments.

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

      The changes in the carrying amount of goodwill for the year ended July 31, 2001 and 2002, are as follows:

INTERNET COMMERCE CORPORATION

Notes to consolidated financial statements

4.    GOODWILL AND ACQUIRED INTANGIBLE ASSETS (CONTINUED)

                                                  Service      Professional
                                   ICC.NET         Bureau        Services         Total
                                 ----------------------------------------------------------
      Balance at August 1, 2000  $    182,927   $        --    $        --     $    182,927
      Acquired goodwill                    --      2,408,816     14,801,825      17,210,641
      Amortization                   (156,795)      (240,881)      (885,963)     (1,283,639)
      Impairment loss                      --             --    (13,915,862)    (13,915,862)
                                 ----------------------------------------------------------
      Balance at July 31, 2001         26,132      2,167,935             --       2,194,067
      Reclassification of
        workforce intangibles              --             --      1,710,617       1,710,617
      Impairment loss                      --             --     (1,710,617)     (1,710,617)
                                 ----------------------------------------------------------
      Balance at July 31, 2002   $     26,132  $   2,167,935   $         --    $  2,194,067

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

INTERNET COMMERCE CORPORATION

Notes to consolidated financial statements

14.   BUSINESS SEGMENT INFORMATION (CONTINUED)

      The table below summarizes information about operations and long-lived assets as of and for the year ended July 31, 2002 and 2001:

                                                                        Service         Professional
                                                      ICC.NET            Bureau           services           Total
                                                      -------            ------           --------           -----
      Year Ended - July 31, 2002 (Restated)

      Revenues from external customers             $   10,436,290    $    1,633,183    $    2,152,323    $   14,221,796
                                                   ==============    ==============    ==============    ==============

      Operating loss                               $   (3,455,525)   $        4,949    $   (3,389,521)   $   (6,840,097)
      Other income, net                                   329,517                --           (36,973)          292,544
                                                   --------------    --------------    --------------    --------------
                                                    $  (3,126,008)   $        4,949    $   (3,426,494)   $   (6,547,553)
                                                   ==============    ==============    ==============    ==============
      Supplemental segment information:
      Amortization and depreciation                $    1,688,891    $      114,415    $      329,161    $    2,132,467
      Impairment of acquired intangibles                       --                --         1,710,617         1,710,617
      Non-cash charges for stock-based
        compensation and services                          59,989                --           190,019           250,008

      As of July 31, 2002

      Property and Equipment, net                  $      590,679    $       90,410    $      470,775    $    1,151,864
      Capitalized software, net                                --           326,588                --           326,588
      Acquired identified intangibles, net              3,107,000                --                --         3,107,000
      Goodwill, net                                        26,132         2,167,935                --         2,194,067
                                                   --------------    --------------    --------------    --------------
      Long lived assets, net                       $    3,723,811    $    2,584,933    $      470,775    $    6,779,519
                                                   ==============    ==============    ==============    ==============


                                                                        Service         Professional
                                                      ICC.NET            Bureau         services (A)         Total
                                                      -------            ------         ------------         -----
      Year Ended - July 31, 2001 (Restated)

      Revenues from external customers             $    5,759,418    $    1,462,088    $    2,521,012    $    9,742,518
                                                   ==============    ==============    ==============    ==============

      Operating loss                               $  (12,547,442)   $     (391,048)   $  (20,370,070)   $  (33,308,560)
      Other income, net                                   490,063                --            33,258           523,321
      Income tax benefit                                       --           349,110         1,580,777         1,929,887
                                                   --------------    --------------    --------------    --------------
                                                   $  (12,057,379)   $      (41,938)   $  (18,756,035)   $  (30,855,352)
                                                   ==============    ==============    ==============    ==============
      Supplemental segment information:
      Amortization and depreciation                $    1,753,647    $      260,605    $    1,679,412    $    3,693,664
      Impairment of acquired intangibles                       --                --        16,708,479        16,708,479
      Non-cash charges for stock-based
        compensation and services                         450,110                --           540,938           991,048

      As of July 31, 2001

      Property and Equipment, net                  $    1,009,626    $       59,948    $      851,088    $    1,920,662
      Capitalized software, net                           237,296           188,175                --           425,471
      Acquired identified intangibles, net              4,063,000                --         1,854,854         5,917,854
      Goodwill, net                                        26,132         2,167,935                --         2,194,067
                                                   --------------    --------------    --------------    --------------
      Long lived assets, net                       $    5,336,054    $    2,416,058    $    2,705,942    $   10,458,054
                                                   ==============    ==============    ==============    ==============

(A) - Subsequent to RTCI's acquisition on November 6, 2000.