Form 10-Q
period 2002-10-31
INTERNET COMMERCE CORP
filed 2002-12-13
CIK 894738

U.S. SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                  FORM 10-Q
                                -------------


|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended October 31, 2002


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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      As of December 12, 2002 the registrant had outstanding 11,679,964 shares of Class A Common Stock.

                          INTERNET COMMERCE CORPORATION

                               INDEX TO FORM 10-Q

                                                                            PAGE
                                                                            ----

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Consolidated balance sheets as of October 31, 2002
  (unaudited) and July 31, 2002..........................................     3

Consolidated statements of operations and comprehensive loss for the three months ended October 31, 2002 (unaudited)
  and October 31, 2001 (unaudited).......................................     4

Consolidated statements of cash flows for the three months
  ended October 31, 2002 (unaudited) and October 31, 2001
  (unaudited)............................................................     5

Notes to the consolidated financial statements...........................     6

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations........................................    14

Item 3. Quantitative and Qualitative Disclosures About
        Market Risk....................................................      25

Item 4. Controls and Procedures........................................      28


PART II.  OTHER INFORMATION

Item 5.  Changes in Securities and Use of Proceeds......................     26

Item 6.  Exhibits and Reports on Form 8-K ..............................     26

SIGNATURES..............................................................     27

CERTIFICATIONS..........................................................     28


INTERNET COMMERCE CORPORATION

Consolidated Balance Sheets

                                                                              October 31,            July 31,
                                                                                 2002                  2002
                                                                            -------------          -------------
                                                                             (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                                  $  2,512,774          $  2,087,915
   Marketable securities                                                            69,609               130,691
   Accounts receivable, net of allowance for doubtful accounts
     of $269,321 and $241,684, respectively                                      1,620,355             2,976,472
   Prepaid expenses and other current assets                                       466,224               478,070
                                                                              ------------          ------------
      Total current assets                                                       4,668,962             5,673,148

Restricted cash                                                                    157,103               157,103
Property and equipment, net                                                        970,522             1,151,864
Software development costs, net                                                    328,179               326,588
Goodwill                                                                         2,194,067             2,194,067
Other intangible assets, net                                                     2,868,000             3,107,000
Other assets                                                                        15,167                15,166
                                                                              ------------          ------------
      Total assets                                                            $ 11,202,000          $ 12,624,936
                                                                              ============          ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                           $    936,733          $    862,090
    Accrued expenses                                                             1,009,539             1,407,848
   Accrued dividends - preferred stock                                             332,238               231,695
   Deferred revenue                                                                166,246               164,451
    Capital lease obligation                                                       156,809               181,870
    Other liabilities                                                              129,062               203,454
                                                                              ------------          ------------
          Total current liabilities                                              2,730,627             3,051,408

Capital lease obligation - less current portion                                    157,374               192,298
                                                                              ------------          ------------
          Total liabilities                                                      2,888,001             3,243,706
                                                                              ------------          ------------

Commitments and contingencies

Stockholders' Equity:
Preferred stock - 5,000,000 shares authorized, including 10,000 shares of series A, 10,000 shares of series C and 175 shares
       of series S:                                                                    --                    --
     Series C preferred stock - par value $.01 per share,
       44.76 votes per share; 10,000 shares issued and
       outstanding (liquidation value of $10,332,238)                                  100                   100

Common stock:
     Class A - par value $.01 per share, 40,000,000 shares
       authorized, one vote per share; 11,679,964 shares
       issued and outstanding                                                      116,801               116,801
Additional paid-in capital                                                      85,301,828            85,401,277
Accumulated deficit                                                            (76,790,139)          (75,808,873)
Accumulated other comprehensive loss                                              (314,591)             (328,075)
                                                                              ------------          ------------
          Total stockholders' equity                                             8,313,999             9,381,230
                                                                              ------------          ------------
          Total liabilities and stockholders' equity                          $ 11,202,000          $ 12,624,936
                                                                              ============          ============


                 See notes to consolidated financial statements.


INTERNET COMMERCE CORPORATION

Consolidated Statements of Operations and Comprehensive Loss (unaudited)

                                                                                       Three Months Ended
                                                                                          October 31,
                                                                               -----------------------------------
                                                                                   2002                  2001
                                                                               ------------          ------------
Revenue:
   Services                                                                    $  3,049,776          $  3,045,927
                                                                               ------------          ------------

Expenses:
   Cost of services (excluding non-cash compensation of $93,058 in 2002)          1,878,525             2,482,453
    Product development and enhancement                                             260,400               244,742
   Selling and marketing (excluding non-cash compensation of
     $16,205 in 2002)                                                               763,529               975,556
   General and administrative (excluding non-cash compensation
     of $22,716 in 2002)                                                          1,110,141             1,359,824
   Non-cash charges for stock-based compensation and services                          --                 131,979
                                                                               ------------          ------------
                                                                                  4,012,595             5,194,554
                                                                               ------------          ------------

                                                                                   (962,819)           (2,148,627)
                                                                               ------------          ------------

Interest and investment income                                                        5,294                72,585
Investment loss                                                                     (19,072)                 --
Interest expense                                                                     (4,669)              (29,014)
                                                                               ------------          ------------
                                                                                    (18,447)               43,571
                                                                               ------------          ------------

Net loss                                                                           (981,266)           (2,105,056)

Dividends on preferred stock                                                       (100,543)              (63,046)
                                                                               ------------          ------------

Loss attributable to common stockholders                                       $ (1,081,809)         $ (2,168,102)
                                                                               ============          ============

Basic and diluted loss per common share                                        $      (0.09)         $      (0.22)
                                                                               ============          ============

Weighted average number of common shares outstanding--
   basic and diluted                                                             11,679,964             9,813,593
                                                                               ============          ============

COMPREHENSIVE LOSS:
Net loss                                                                       $   (981,266)         $ (2,105,056)
Other comprehensive loss:
   Unrealized gains (losses) - marketable securities                                 13,484               (59,562)
                                                                               ------------          ------------
Comprehensive loss                                                             $   (967,782)         $ (2,164,618)
                                                                               ============          ============


                 See notes to consolidated financial statements.


INTERNET COMMERCE CORPORATION

Consolidated Statements of Cash Flows (unaudited)

                                                                                   Three Months Ended October 31,
                                                                                 ---------------------------------
                                                                                     2002                2001
                                                                                 ------------        -------------
Cash flows from operating activities:

 Net loss                                                                        $  (981,266)        $(2,105,056)
 Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization                                                  439,784             562,481
      Bad debt expense                                                                34,756              53,877
      (Gain) loss on sale of marketable securities                                    19,072             (64,637)
      Non-cash charges for equity instruments issued for
        compensation and services                                                       --               131,979
      Changes in:
          Accounts receivable                                                      1,321,361            (266,412)
          Prepaid expenses and other assets                                           11,845             (65,468)
          Accounts payable                                                            74,643             (45,201)
          Accrued expenses                                                          (397,215)           (139,414)
          Deferred revenue                                                             1,795             (51,031)
          Other liabilities                                                          (74,392)            (16,281)
                                                                                 -----------         -----------

          Net cash provided by (used in) operating activities                        450,383          (2,005,163)
                                                                                 -----------         -----------

Cash flows from investing activities:
   Capitalization of software development costs                                      (16,333)            (95,264)
   Purchases of property and equipment                                                (4,700)             (1,429)
   Proceeds from sales of marketable securities                                       55,494             246,839
                                                                                 -----------         -----------

          Net cash provided by investing activities                                   34,461             150,146
                                                                                 -----------         -----------

Cash flows from financing activities:
   Proceeds from issuance of common stock and warrants, net                             --             3,189,219
   Proceeds from exercise of employee stock options                                     --                23,249
   Payments of capital lease obligations                                             (59,985)            (75,093)
                                                                                 -----------         -----------

          Net cash (used in) provided by financing activities                        (59,985)          3,137,375
                                                                                 -----------         -----------

Net increase in cash and cash equivalents                                            424,859           1,282,358

Cash and cash equivalents, beginning of period                                     2,087,915           2,223,487
                                                                                 -----------         -----------

Cash and cash equivalents, end of period                                         $ 2,512,774         $ 3,505,845
                                                                                 ===========         ===========

Supplemental disclosure of cash flow information:
     Cash paid for interest during the period                                    $     4,669         $    29,014
Noncash investing and financing activities:
     Issuance of common stock for services performed                                    --                77,400
     Property acquired under capital leases                                             --                51,804


                 See notes to consolidated financial statements.

INTERNET COMMERCE CORPORATION

Notes to consolidated financial statements (unaudited)


1.    BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements of Internet Commerce Corporation (the "Company" or "ICC") have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information. In the opinion of management, such statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. Pursuant to the requirements of the Securities and Exchange Commission applicable to Quarterly Reports on Form 10-Q, the accompanying financial statements do not include all the disclosures required by GAAP for annual financial statements. While the Company believes that the disclosures presented are adequate to make the information not misleading, these interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended July 31, 2002. Operating results for the three month period ended October 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2003.

      Certain 2002 items have been reclassified to conform to their 2003 presentation.


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

      As of October 31, 2002, ICC had cash and cash equivalents and marketable securities of approximately $2,582,000. These resources and the commitment by certain existing investors to provide up to a maximum of $1,000,000 in additional funding to the Company, if required, should provide the Company with sufficient liquidity to continue in operation through July 31, 2003. However, if our expenses increase more than anticipated, or our revenue does not increase as anticipated because of competitive or other reasons, our cash resources may not be sufficient, and we will require additional financing. There can be no assurances that any financing will be available or that the terms will be acceptable to us, or that any financing will be consummated.

INTERNET COMMERCE CORPORATION

Notes to consolidated financial statements (unaudited)


3.    SIGNIFICANT ACCOUNTING POLICIES AND PROCEDURES

      Principles of consolidation:

      The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany transactions have been eliminated in consolidation.

      Revenue recognition:

      The Company derives revenue from subscriptions to its ICC.NET service, which include transaction, mailbox and fax transmission fees. The subscription fees are comprised of both fixed and usage-based fees. Fixed subscription fees are recognized on a pro-rata basis over the subscription period, generally one year. Usage fees are recognized in the period the services are rendered. The Company also derives revenue through implementation fees, interconnection fees and by providing data mapping services to its customers. Implementation fees are recognized over the life of the subscription period. Interconnection fees are fees charged to connect to another VAN service and are recognized when the data is transmitted to the connected service. Revenues from data mapping services is recognized when the map has been completed and delivered to the customer.

      The Company also derives revenue from its service bureau. Service bureau revenue is comprised of EDI services, including data translation services, purchase order and invoice processing from EDI-to-print and print-to-EDI, UPC services, including UPC number generation, UPC catalog maintenance and UPC label printing. The service bureau also derives revenue from software licensing and provides software maintenance and support. Revenue from the EDI services and UPC services is recognized when the services are provided. The Company accounts for its EDI software license sales in accordance with the American Institute of Certified Public Accountants' Statement of Position 97-2, "Software Revenue Recognition", as amended. Revenue from software licenses is recognized when all of the following conditions are met: (1) a non-cancelable non-contingent license agreement has been signed; (2) the software product has been delivered; (3) there are no material uncertainties regarding customer acceptance; and (4) collection of the resulting receivable is probable. Revenue from software maintenance and support contracts is recognized ratably over the life of the contract. The service bureau's software license revenue was not significant in any of the periods presented.

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

      The Company also provides a broad range of professional services consisting primarily of EDI, electronic commerce consulting, EDI education and training at seminars hosted by leading universities around the United States. Revenue from EDI and electronic commerce consulting and education and training are recognized when the services are provided. Revenues from fixed fee professional service contracts is recognized using the percentage-of-completion method of accounting, as prescribed by SOP 81-1 "Accounting for Performance of Construction-Type and Certain Production-Type Contracts."

      The percentage of completion for each contract is determined based on the ratio of direct labor hours incurred to total estimated direct labor hours required to complete the contract. The Company may periodically encounter changes in estimated costs and other factors that may lead to a change in the

INTERNET COMMERCE CORPORATION

Notes to consolidated financial statements (unaudited)


3.    SIGNIFICANT ACCOUNTING POLICIES AND PROCEDURES (CONTINUED)

      estimated profitability of a fixed-price contract. In such circumstances, adjustments to cost and profitability estimates are made in the period in which the underlying factors requiring such revisions become known. If such revisions indicate a loss on a contract, the entire loss is recorded at such time. Amounts billed in advance of services being performed are recorded as deferred revenue. Certain fixed-fee contracts may have substantive customer acceptance provisions. The acceptance terms generally include a single review and revision cycle for each deliverable to incorporate the customer's suggested or required modifications. Deliverables are considered accepted upon completion of the review and revision and revenue is recognized upon that acceptance.

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

      Recent Accounting Pronouncements:

      In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"), which requires the recognition of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the carrying amount of the related long-lived asset is correspondingly increased. Over time, the liability is accreted to its present value and the related capitalized charge is depreciated over the useful life of the asset. SFAS 143 is effective for fiscal years beginning after June 15, 2002. Management adopted this standard on August 1, 2002. The adoption of this standard did not have a significant impact on the Company's consolidated financial position or results of operations.

      In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). "SFAS 144" supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ("SFAS 121"). SFAS 144 retains the requirements of SFAS 121 to recognize an impairment loss only if the carrying value of a long-lived asset is not recoverable from its estimated undiscounted cash flows and to measure an impairment loss as the difference between the carrying value and fair value of the asset, but it establishes new standards for long-lived assets to be disposed of. The provisions of SFAS 144 are effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS 144 on August 1, 2002. The adoption of this standard did not have a significant impact on the Company's consolidated financial position or results of operations.

INTERNET COMMERCE CORPORATION

Notes to consolidated financial statements (unaudited)


3.    SIGNIFICANT ACCOUNTING POLICIES AND PROCEDURES (CONTINUED)

      In July 2002, the Financial Accounting Standards Board issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"). SFAS 146 will supersede Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that costs associated with an exit or disposal plan be recognized when incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Management believes that the adoption of this standard will not have a significant impact on the Company's consolidated financial position or results of operations.

      In November 2001, the Emerging Issues Task Force ("EITF") of the FASB reached a consensus on Issue No. 01-14, "Income Statement Characterization of Reimbursements Received for `Out-of-Pocket' Expenses Incurred." A consensus was reached that reimbursements received for out-of-pocket expenses incurred should be characterized as revenue in the income statement. The Company adopted EITF 01-14 effective February 1, 2002. Reimbursement of out-of-pocket expenses were not significant in any of the periods presented.

      In November 2002, the EITF reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which the vendor will perform multiple revenue generating activities. The EITF will be effective for fiscal years beginning after June 15, 2003. Management believes that the adoption of this EITF will not have a significant impact on the Company's consolidated financial position or results of operations.


4.    CONCENTRATION OF CREDIT RISK

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

      No single customer accounted for more than 10% of revenue in the quarters ended October 31, 2002 and 2001.

      The Company had one customer that accounted for approximately 52% of accounts receivable at July 31, 2002. During October 2002, the full amount of this receivable was collected. No single customer accounted for more than 10% of accounts receivable at October 31, 2002.


5.    BUSINESS SEGMENT INFORMATION

      As a result of the acquisitions of IDC and RTCI in fiscal 2001, the Company has three operating segments. Prior to these acquisitions the Company had one operating segment. These three operating segments are:

     o ICC.NET service - the Company's global Internet-based value added network, or VAN, uses the Internet and proprietary technology to deliver customers' documents and data files to members of their trading communities, many of which may have incompatible systems, by translating the documents and data files into any format required by the receiver.

     o Service Bureau - the service bureau manages and translates the data of small and mid-sized companies that exchange EDI data with large companies and provides various EDI and UPC (universal product code) services. The service bureau also licenses EDI software.

INTERNET COMMERCE CORPORATION

Notes to consolidated financial statements (unaudited)


5.    BUSINESS SEGMENT INFORMATION (CONTINUED)

     o Professional Services - this segment facilitates the development and operation of comprehensive business-to-business e-commerce solutions. This segment also conducts a series of product-independent, one-day EDI seminars for e-commerce users.

      During the fourth quarter of fiscal 2002, the Company integrated its data mapping and XML services into the ICC.NET business segment. These products and services had previously been part of the Company's Professional Services segment. These products and services are primarily utilized to support customers of the ICC.NET VAN service. The reorganization was undertaken to more closely align these data transfer services with the customers they serve. The segment information for the quarter ended October 31, 2001 has been restated to reflect this reorganization as if it had occurred on August 1, 2001.

      The table below summarizes information about operations and long-lived assets as of and for the three months ended October 31, 2002 and 2001:


                                                                            Service       Professional
                                                              ICC.NET        Bureau         Services        Total
                                                              -------        ------         --------        -----

   Three Months  - October 31, 2002
Revenues from external customers                            $ 2,119,080    $   466,037    $   464,659    $ 3,049,776
                                                            ===========    ===========    ===========    ===========

   Operating loss                                           $  (969,124)   $    83,271    $   (76,966)   $  (962,819)
   Other income, net                                            (14,589)          --           (3,858)       (18,447)
                                                            -----------    -----------    -----------    -----------
   Net income / (loss)                                      $  (983,713)   $    83,271    $   (80,824)   $  (981,266)
                                                            ===========    ===========    ===========    ===========
 Supplemental segment information:
  Amortization and depreciation                             $   346,761    $    30,646    $    62,377    $   439,784


     As of  October 31, 2002
     Property and Equipment, net                            $   493,300    $    72,424    $   404,798    $   970,522
     Capitalized software, net                                     --          328,179           --          328,179
     Acquired identified intangibles, net                     2,868,000           --             --        2,868,000
     Goodwill                                                    26,132      2,167,935           --        2,194,067
                                                            -----------    -----------    -----------    -----------
     Long lived assets, net                                 $ 3,387,432    $ 2,568,538    $   404,798    $ 6,360,768
                                                            ===========    ===========    ===========    ===========


                                                                            Service       Professional
                                                              ICC.NET        Bureau         Services        Total
                                                              -------        ------         --------        -----

     Three Months  - October 31, 2001 (Restated)
      Revenues from external customers                      $ 2,030,129    $   419,588    $   596,209    $ 3,045,927
                                                            ===========    ===========    ===========    ===========
      Operating loss                                        $(1,455,214)   $   (14,094)   $  (679,319)   $(2,148,627)
      Other income, net                                          67,312           --          (23,741)        43,571
                                                            -----------    -----------    -----------    -----------
      Net loss                                             $ (1,387,902)   $   (14,094)   $  (703,060)   $(2,105,056)
                                                           ===========     ===========    ===========    ===========
    Supplemental segment information:
     Amortization and depreciation                          $   443,633    $    21,315    $    97,533    $   562,481
     Non-cash charges for stock-based
        compensation and services                                  --             --          131,979        131,979


    As of  October 31, 2001
    Property and Equipment, net                             $   917,680    $    59,122    $   735,081    $ 1,711,883
     Capitalized software, net                                  177,972        283,438           --          461,410
     Acquired identified intangibles, net                     3,824,000           --             --        3,824,000
     Goodwill                                                    26,132      2,167,935      1,710,617      3,904,684
                                                            -----------    -----------    -----------    -----------
     Long lived assets, net                                 $ 4,945,784    $ 2,510,495    $ 2,445,698    $ 9,901,977
                                                            ===========    ===========    ===========    ===========

INTERNET COMMERCE CORPORATION

Notes to consolidated financial statements (unaudited)


6.    STOCKHOLDERS' EQUITY

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

      In connection with the private placement, the Company incurred fees of $152,511, of which $35,000 was paid in cash and $117,511 was paid by issuing warrants to purchase 50,000 shares of class A common stock. The warrants have substantially the same terms and conditions as the warrants issued in the private placement.

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

      In addition, for each share of class A common stock purchased pursuant to a warrant exercise, a new warrant (the "New Warrants") to purchase an equivalent number of shares of class A common stock was issued. The New Warrants have an exercise price of $3.50 per share and are exercisable for five years. The Company may redeem the warrants, at its option, at any time beginning 180 calendar days after the issuance of the New Warrants, if the closing bid price of the class A common stock exceeds 200% of the exercise price for a period of thirty consecutive days. The redemption price is ten cents per warrant. The warrant exchange offer had an initial expiration date of April 30, 2002, but was extended until May 31, 2002. The Company received $659,288 in gross proceeds and issued a total of 263,715 shares of class A common stock and warrants to purchase an equivalent number of shares of class A common stock as a result of the warrant exchange offer. The Company recorded a deemed dividend in the amount of $461,084 during the third quarter of fiscal 2002 in connection with the warrant exchange offer, representing the aggregate fair value of the repriced warrants exercised in the warrant exchange offer and the fair value of the New Warrants.

      In connection with the Warrant Exchange Offer, the Company incurred fees of approximately $19,000 which were paid in cash.

7.    JOINT SERVICES AGREEMENT  AND TECHNOLOGY LICENSE

      In July 2002, the Company and Triaton GmbH ("Triaton") terminated the joint services agreement previously entered into by the parties in July 2000, and amended in July of 2001. The Company and Triaton entered into a new agreement that provides Triaton a non-exclusive five-year license to use the

INTERNET COMMERCE CORPORATION

Notes to consolidated financial statements (unaudited)


      Company's electronic data interchange system in Europe. The agreement also provides that Triaton may purchase sales support and customer support services based on ICC's standard terms and conditions. Beginning in January 2003, Triaton may also purchase software maintenance and support on an annual basis. The sale price for the license was $3,000,000 which was recognized as revenue in the period ended July 31, 2002. Under the terms of the agreement, Triaton paid $1,500,000 in July 2002 and $1,500,000 in October 2002.


8.    GOODWILL AND OTHER INTANGIBLE ASSETS

      On August 1, 2001, the Company adopted the provisions of SFAS No. 141, "Business Combinations" ("SFAS 141") and SFAS No. 142, "Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 requires that the fair value of an assembled workforce acquired be included in the amount initially recorded as goodwill. Upon adoption of SFAS 141, the Company reclassified $1,710,617 into goodwill which was initially recorded as other intangible assets related to the value of the assembled workforce of RTCI as required by this statement. SFAS 142 requires that upon adoption, amortization of goodwill will cease; and instead, the carrying value of goodwill will be evaluated for impairment on at least an annual basis. The Company evaluated goodwill for impairment at August 1, 2001 and determined no impairment existed at that date. The Company's reporting units utilized for evaluating the recoverability of goodwill are the same as its operating segments.

      There was no goodwill recorded by the Company during the three months ended October 31, 2002 and 2001, respectively. At October 31, 2002 and July 31, 2002, Other Intangible assets included the proprietary data mapping technology acquired in the acquisition of RTCI. The gross carrying value of the mapping technology was $4,780,000 at October 31, 2002 and July 31, 2002, respectively. Accumulated amortization relating to mapping technology was $1,912,000 and $1,673,000 at October 31, 2002 and July 31, 2002, respectively. The data mapping technology is being amortized over five years and amortization expense has been recorded in cost of services.

      The Company did not have any indefinite lived intangible assets that were not subject to amortization as of October 31, 2002 and July 31, 2002. The aggregate amortization expense for other intangible assets was $239,000 during each of the three months ended October 31, 2002 and 2001.

      At October 31, 2002, estimated amortization expense for other intangible assets is as follows:


               Year     Estimated Amortization Expense
               ----     ------------------------------
               2003            $956,000
               2004            $956,000
               2005            $956,000
               2006            $239,000

      There was no change in the carrying amount of goodwill for the three months ended October 31, 2002.

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

      As of August 1, 2002, the Company performed its annual test for impairment on the carrying value of goodwill of its ICC.NET and Service Bureau reporting units, the Company concluded that no impairment existed at that date.

INTERNET COMMERCE CORPORATION

Notes to consolidated financial statements (unaudited)


9.    CONTINGENCIES

      In October 2000, Thomas Lipscomb, a former President and Chief Executive Officer of the Company, commenced an action against Alan Alpern, a former officer of the Company, and against Arthur Medici, a former officer and a current director of the Company, in the Supreme Court of the State of New York, County of New York. In the action, Mr. Lipscomb claimed that Messrs. Alpern and Medici tortuously interfered with his employment agreement with the Company. Mr. Lipscomb sought compensatory damages of $672,000 and punitive damages of $1 million.

      Subsequently, by Demand for Arbitration dated November 30, 2001, Mr. Lipscomb commenced an arbitration against the Company arising out of the same alleged breach of his employment agreement that formed the underlying basis for his suit against Messrs. Alpern and Medici. In the arbitration, Mr. Lipscomb sought recovery of $614,000 before interest, costs and attorneys' fees. The panel in the Lipscomb arbitration dismissed two of Mr. Lipscomb's three claims. By Interim Award of Arbitrator dated August 23, 2002, the Arbitrator dismissed Mr. Lipscomb's remaining claim, and decided that ICC was entitled to recover its attorneys' fees and arbitration costs. ICC has since settled with Mr. Lipscomb in exchange for a payment from Mr. Lipscomb concerning those fees and costs. As part of the settlement, ICC and Mr. Lipscomb exchanged general releases.


10.   FUNDING COMMITMENTS

      In October 2002, the Company obtained commitments from certain existing investors to provide an aggregate of up to $1,000,000 of additional capital, if required, for the Company to continue as a going concern. Such additional capital may be in the form of long-term debt, common stock, preferred stock or other equity instruments or a combination of the foregoing and shall be on arms length terms negotiated by the parties. The commitments expire upon the earliest to occur of (a) July 31, 2003, (b) the sale, transfer or other disposition of all or substantially all the assets of the Company, (c) a change in control, or (d) the date the Company raises debt or equity capital, or a combination of debt and equity, capital in an amount equal to or greater than $1,000,000 subsequent to the date of the commitment.

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

      In this Item 2, references to the "Company", "we", or "us" means Internet Commerce Corporation.

Overview

      We are a leader in the e-commerce, business-to-business communication services market that provides complete e-commerce infrastructure solutions. Our business operates in three segments: namely, our ICC.NET service, our service bureau and our professional services.

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

      In November 2000, we acquired RTCI, expanding our professional services capability. RTCI was an e-commerce infrastructure solutions company serving the business-to-business e-commerce market. RTCI assists its clients to conduct business electronically through a continuum of services, including eConsulting and data transformation mapping (EDI, EAI, XML). RTCI developed a business model that offered remote service delivery, fixed and value-based pricing and reusable solutions. Subsequent to the acquisition in fiscal 2001, due to a reduction of the workforce of RTCI, a steep decline in value of companies similar to RTCI, continued operating losses and a significant reduction in the forecasted future operating profits of our professional services segment, management determined that triggering events had occurred related to certain intangible assets. Projected cash flow analysis related to those assets determined that the assets had been impaired. These intangible assets were written down to fair value during the fourth quarter of fiscal 2001 based on the related discounted expected future cash flows.

      Due to a continued decline in its revenues throughout the course of 2002, continued operating losses and a significant reduction in forecasted future operating profits, the Professional Services segment was tested for impairment during the fourth quarter of fiscal 2002. An impairment loss of $1,710,617 was recognized as a result of this evaluation. The fair value of the Professional Services segment unit was estimated using the net present value of expected future cash flows. During the fourth quarter of fiscal 2002, the Company integrated its data mapping and XML services and personnel into the ICC.NET business segment. These products and services had previously been part of the Company's Professional Services segment. These products and services are primarily utilized to support customers of the ICC.NET VAN service. The reorganization was undertaken to more closely align these data transfer services with the customers they serve.

      We rely on many of our competitors to interconnect, at reasonable cost, with our service. We have interconnection arrangements with more than 50 business-to-business networks for the benefit of our customers. Two of the largest, Global Exchange Services ("GXS") and Sterling Commerce, networks which we believe to account for approximately 60% of the estimated EDI users, chose to discontinue their interconnect arrangements with the Company. GXS discontinued its interconnection with our service in September 2001 and Sterling Commerce discontinued its interconnection with our service in April 2002. We entered into arrangements with Inovis, Inc. (formerly a division of Peregrine Systems, Inc., and now an independent company) and IBM Corporation so our customers can continue to communicate through us with their trading communities. As a result of these new interconnection arrangements, we will incur additional costs and may lose existing customers if the arrangements we have provided are inadequate for their business purposes. We believe, however, that the arrangements we have made satisfy our existing customers and that our business and financial condition will not be materially or adversely affected as a result of these new arrangements.


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

      The following list of critical accounting policies is not intended to be a comprehensive list of all of our accounting policies. Our significant accounting policies are more fully described in Note 2 of the notes to the consolidated financial statements included in our annual report on Form 10-K for the year ended July 31, 2002. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles with no need for management's judgment in their application. There are also areas in which management's judgment in selecting any available alternative would not produce a materially different result. We have identified the following to be critical accounting policies of the Company:

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

      The Company also derives revenue from its service bureau. Service bureau revenue is comprised of EDI services, including data translation services, purchase order and invoice processing from EDI-to-print and print-to-EDI, UPC services, including UPC number generation, UPC catalog maintenance and UPC label printing. The service bureau also derives revenue from software licensing and provides software maintenance and support. Revenue from the EDI services and UPC services is recognized when the services are provided. The Company accounts for its EDI software license sales in accordance with the American Institute of Certified Public Accountants' Statement of Position 97-2, "Software Revenue Recognition", as amended. Revenue from software licenses is recognized when all of the following conditions are met: (1) a non-cancelable non-contingent license agreement has been signed; (2) the software product has been delivered; (3) there are no material uncertainties regarding customer acceptance; and (4) collection of the resulting receivable is probable. Revenue from software maintenance and support contracts is recognized ratably over the life of the contract. The service bureau's software license revenue was not significant in any of the periods presented.

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

      The Company also provides a broad range of professional services consisting primarily of EDI, electronic commerce consulting, EDI education and training at seminars hosted by leading universities around the United States. Revenue from EDI and electronic commerce consulting and education and training are recognized when the services are provided. Revenue from fixed fee professional service contracts is recognized using the percentage-of-completion method of accounting, as prescribed by SOP 81-1 "Accounting for Performance of Construction-Type and Certain Production-Type Contracts."

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

      Income Taxes: We have a history of unprofitable operations, which generated significant state and federal tax net operating losses, or NOL carryforward. Generally accepted accounting principles in the United States require that we record a valuation allowance against the deferred tax asset associated with this NOL if it is "more likely than not" that we will not be able to utilize it to offset future taxes. Due to our history of unprofitable operations, we have recorded a valuation allowance equal to 100% of these deferred tax assets.

      If we are profitable in the future at sufficient levels management may conclude that it is more likely than not that we will realize all or a portion of the NOL carryforward. Upon reaching such a conclusion, we would immediately record the estimated net realizable value of the deferred tax asset at that time and would then provide for income taxes at a rate equal to our combined federal and state effective rates. Subsequent revisions to the estimated net realizable value of the deferred tax asset could cause our provision for income taxes to vary significantly from period to period, although our cash tax payments would remain unaffected until the benefit of the NOL is utilized.

      Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates. The following discussion reviews items incorporated in our financial statements during the periods ended October 31, 2002 and 2001 or as of October 31, 2002 and July 31, 2002 that required the use of significant management estimates.

      Impairment of goodwill and acquired intangibles in the amount of $1,711,000 was recorded during the year ended July 31, 2002. During fiscal 2002, due to a continued decline in its revenues throughout the course of 2002, continued operating losses and a significant reduction in forecasted future operating profits, the Professional Services segment was tested for impairment during the fourth quarter of fiscal 2002. An impairment loss of $1,711,000 was recognized as a result of this evaluation. The fair value of the Professional Services segment unit was estimated using the net present value of expected future cash flows.

      In connection with a warrant exchange offer in April 2002, the Company valued the repriced and newly issued warrants at $461,084 using the Black-Scholes option-pricing model. This amount has been added to the Company's net loss to increase the net loss attributable to common stockholders during fiscal 2002.

      In connection with the acquisition of RTCI on November 6, 2000, issued and outstanding options and warrants to purchase RTCI common stock were exchanged for options and warrants of ICC, providing the holders the right to receive, upon exercise, an aggregate of 394,905 shares of ICC class A common stock and $343,456 of cash. The options and warrants were valued using the Black-Scholes option-pricing model. The fair value of the vested portion of the options was included in the purchase price for RTCI. The use of the Black-Scholes option-pricing model requires management to make certain estimates for values of variables used by the model.

      Management estimated the values for stock price volatility, the expected life of the options and warrants and risk-free rate based on information that was available to management at the time the Black-Scholes option-pricing calculations were made.

Three Months Ended October 31, 2002 Compared with Three Months Ended October 31, 2001.

Results of Operations - Consolidated

The following table reflects consolidated operating data by reported segments. All significant intersegment activity has been eliminated. Accordingly, the segment results below exclude the effect of transactions with our subsidiary.


                                                         Three Months Ended
                                                            October 31,
                                                   -----------------------------
Consolidated loss before income taxes:                 2002             2001
                                                   ------------     ------------

ICC.NET                                            $  (983,713)     $(1,387,902)
Service Bureau                                          83,271          (14,094)

Professional Services                                  (80,824)        (703,060)
                                                   -----------      -----------
Consolidated loss before income taxes              $  (981,266)     $(2,105,056)
                                                   ===========      ===========

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

                                                         Three Months Ended
                                                            October 31,
                                                   -----------------------------
                                                       2002           2001 (1)
                                                   ------------     ------------
Revenue:
    VAN Services                                   $ 1,948,959        1,500,124
    Mapping Services                                   170,121          462,380
    Services to Triaton                                     --           67,625
                                                   -----------      -----------

                                                     2,119,080        2,030,129
Expenses:

    Cost of services                                 1,256,407        1,448,381
    Product development and enhancement                230,219          199,304
    Selling and marketing                              684,313          811,151
    General and administrative                         917,267        1,026,507
                                                   -----------      -----------
                                                     3,088,206        3,485,343
                                                   -----------      -----------

Operating loss                                        (969,126)     $(1,455,214)
                                                   -----------      -----------

Other income (expense), net                            (14,589)          67,312
                                                   -----------      -----------

Loss before income taxes                              (983,713)     $(1,387,902)
                                                   ===========      ===========


(1) - Restated to reflect the integration of data mapping into the ICC.NET segment.

      Revenue - ICC.NET - Revenue related to our ICC.NET service was 69% of consolidated revenue for the quarter ended October 31, 2002 ("2003 Quarter"). Total revenues increased $89,000 in the 2003 Quarter from the quarter ended October 31, 2001 ("2002 Quarter"). VAN services revenue increased $449,000, or approximately 30%, in the 2003 Quarter from the 2002 Quarter due to an increase in customers and traffic. Mapping revenue decreased $292,000, or approximately 63%, in the 2003 Quarter from the 2002 Quarter due primarily to a slowdown in the economy. The 2002 Quarter included $68,000 of fees from Triaton GmbH, a subsidiary of ThyssenKrupp Information Services GmbH, under an agreement dated July 25, 2001. No such fees were recognized in the 2003 Quarter.

      Cost of services - ICC.NET - Cost of services relating to our ICC.NET service was 59% of revenue derived from the ICC.NET service in the 2003 Quarter, compared to 71% of revenue in the 2002 Quarter. Cost of services related to our ICC.NET service consists primarily of salaries and employee benefits, connectivity fees, amortization and rent. Cost of services relating to VAN services increased to $915,000 in the 2003 Quarter compared to $900,000 in the 2002 Quarter. Cost of services relating to the mapping services decreased to $341,000 in the 2003 Quarter from $514,000 in the 2002 Quarter. This 34% decrease is attributable to a reduction in mapping personnel from 12 in the 2002 Quarter to 8 in the 2003 Quarter. Cost of services relating to Triaton was $34,000 in the 2002 Quarter compared to no costs in the 2003 Quarter. The total decrease in cost of services of $192,000 in the 2003 Quarter from the 2002 Quarter was primarily the result of a reduction of costs relating to salaries and benefits of $371,000 due to a reduction of VAN services personnel to 21 at the end of the 2003 Quarter from 25 at the end of the 2002 Quarter. However, these savings were partially offset by an increase cost for connectivity fees of $127,000 in the 2003 Quarter from the 2002 Quarter. The increase in connectivity fees was primarily due to additional fees incurred to offer our customers and their trading partners alternative connectivity as a result of GXS and Sterling disconnecting our service from their networks. In addition, consulting cost increased $69,000 in the 2003 Quarter from the 2002 Quarter. We anticipate that our ICC.NET cost of services will decline as a percentage of revenue in future periods due to increased utilization of our existing communications infrastructure as we expect the use of our ICC.NET service to increase.

      Product development and enhancement - ICC.NET - Product development and enhancement costs relating to our ICC.NET service consist primarily of salaries and employee benefits. The increase of $31,000 in the 2003 Quarter from the 2002 Quarter was primarily the result of $119,000 of salaries and benefits attributable to product development personnel who were temporaily assigned to cost of services during the 2002 Quarter. The personnel were utilized to implement alternative connectivity solutions for the ICC.NET service as a result of GSX disconnecting our service from its network in September 2001. The prior year allocation was partially offset by a decrease of $90,000 in salaries and employee benefits which was realized as a result of reducing staffing to eight employees in the 2003 Quarter from thirteen employees in the 2002 Quarter.

      Selling and marketing - ICC.NET - Selling and marketing expenses relating to our ICC.NET service consist primarily of salaries and employee benefits, advertising and trade show costs and travel-related costs. Selling and marketing expenses related to our ICC.NET service were reduced $127,000 in the 2003 Quarter from the 2002 Quarter. Advertising and trade show costs were $66,000 because we attended fewer trade shows and spent less on print ads. Salaries and employee benefits costs decreased $76,000 in the 2003 Quarter from the 2002 Quarter as a result of our cost reduction efforts. In addition, facility related costs decreased $14,000 in the 2003 Quarter, which was partially offset by an increase in travel related costs of $24,000.

      General and administrative - ICC.NET - General and administrative expenses supporting our ICC.NET service consist primarily of salaries and employee benefits, facility costs, legal and professional fees and depreciation. General and administrative costs supporting our ICC.NET service decreased $109,000 in the 2003 Quarter. Legal and professional fees decreased $104,000 and consulting fees decreased $95,000 in the 2003 Quarter primarily due to higher fees relating to litigation and tax matters in the 2002 Quarter. Also, depreciation and amortization decreased $46,000 in the 2003 Quarter primarily as a result of fewer assets being acquired and more assets becoming fully depreciated resulting in a lower depreciable asset base. These decreases were offset by increases in salary and employee benefits of $41,000, office related expenses of $69,000 and travel-related costs of $19,000.

      Other income (expenses) - ICC.NET - Other income decreased $82,000 in the 2003 Quarter compared to the 2002 Quarter. We realized gains from the sale of marketable securities in the amount of $65,000 in the 2002 Quarter compared to a loss from the sale of marketable securities of $19,000 in the 2003 Quarter.

Results of Operations - Service Bureau

      Our service bureau manages and translates the data of small and mid-sized companies that exchange EDI data with large companies and provides various EDI and UPC (universal product code) services. Our service bureau also licenses EDI software. The following table summarizes operating results for our service bureau:

                                                           Three Months Ended
                                                              October 31,
                                                       -------------------------
                                                          2002           2001
                                                       ---------      ----------
Revenue:
    Services                                           $ 466,037      $ 419,588
                                                       ---------      ---------

Expenses:
    Cost of services                                     202,074        236,240
    Product development and enhancement                   30,181         45,438
    Selling and marketing                                 35,194         29,160
    General and administrative                           115,317        122,844
                                                       ---------      ---------
                                                         382,766        433,682
                                                       ---------      ---------

Operating income (loss)                                   83,271        (14,094)
                                                       ---------      ---------

Other income, net                                           --             --
                                                       ---------      ---------

Income (loss) before income taxes                      $  83,271      $ (14,094)
                                                       =========      =========


      Revenue - Service Bureau - Revenue related to our service bureau was 15% of our consolidated revenue in the 2003 Quarter. The service bureau's revenue was primarily generated from services performed, customer support and licensing fees. The increase in revenue of $46,000 was primarily the result of an increased demand for barcode label printing from existing and new customers.

      Cost of services - Service Bureau - Cost of services relating to our service bureau was 43% of revenue derived from the service bureau in the 2003 Quarter, compared to 56% of revenue derived from the service bureau in the 2002 Quarter. Cost of services related to our service bureau consist primarily of salaries and employee benefits and rent. The decrease in cost of services was primarily the result of a decrease in the use of consultants, partially offset by an increase in salaries and employee benefits.

      Product development and enhancement - Service Bureau - Product development and enhancement costs consist primarily of salaries and employee benefits. Product development and enhancement costs incurred by our service bureau decreased $15,000 in the 2003 Quarter from the 2002 Quarter. The decrease was primarily attributable to a decrease in salaries and employee benefits as a result of reduced staffing in the 2003 Quarter compared to the 2002 Quarter.

      Selling and marketing - Service Bureau - Selling and marketing expenses relating to our service bureau consist primarily of salaries and employee benefits and rent. This increase of $6,000 in the 2003 Quarter from the 2002 Quarter was primarily due to an increase in sales commissions.

      General and administrative - Service Bureau - General and administrative expenses relating to our service bureau consist primarily of salaries and employee benefits, depreciation, rent and telephone and office expenses. This decrease of $8,000 in the 2003 Quarter from the 2002 Quarter was primarily attributable to a decrease in salaries and employee benefits of $18,000 offset by an increase in office expenses of $6,000 and an increase in non-capitalized asset purchases of $3,000.

Results of Operations - Professional Services

      Our professional services segment provides comprehensive business-to-business electronic commerce solutions including electronic commerce infrastructure solutions. Our professional services segment also conducts a series of product-independent one-day EDI seminars for electronic commerce users. The following table summarizes operating results for our professional services:

                                                        Three Months Ended
                                                            October 31,
                                                   -----------------------------
                                                      2002            2001 (1)
                                                   -----------      ------------
Revenue:
    Services                                       $   464,658      $   596,209
                                                   -----------      -----------

Expenses:
    Cost of services                                   420,045          797,831
    Selling and marketing                               44,022          135,245
    General and administrative                          77,557          210,473
    Non-cash charges for stock-based
      compensation and services                             --          131,979
                                                   -----------      -----------
                                                       541,624        1,275,528
                                                   -----------      -----------

Operating loss                                         (76,966)        (679,319)

Other expense, net                                      (3,858)         (23,741)
                                                   -----------      -----------

Loss before income taxes                           $   (80,824)     $  (703,060)
                                                   ===========      ===========


(1) - Restated to reflect the integration of data mapping into the ICC.NET segment.


      Revenue - Professional services - Revenue related to professional services was 15% of the 2003 Quarter consolidated revenue. Revenue generated from professional services consists of consulting and educational services. As a result of the continuing economic slowdown, revenue from professional services decreased $132,000 in 2003 from 2002.

      Cost of services - Professional Services - Cost of services relating to professional services was 90% of revenue derived from professional services in the 2003 Quarter, compared to 134% of revenue in the 2002 Quarter. Cost of services related to our professional services consists primarily of salaries and employee benefits, and contract labor. Cost of services related to professional services decreased $378,000 in 2003. Salaries and employee benefits relating to our professional services decreased $379,000 in the 2003 Quarter compared to the 2002 Quarter due to a reduction in the workforce from sixteen employees in the 2002 Quarter to six employees in the 2003 Quarter. In addition, costs incurred for rental of space for educational seminars decreased $51,000 in the 2003 Quarter compared to the 2002 Quarter offset by an increase of $13,000 for travel and related expenses and an increase of $17,000 in office related expenses in the 2003 Quarter.

      Selling and marketing - Professional Services - Selling and marketing expenses relating to our professional services consist primarily of salaries and employee benefits. Selling and marketing expenses related to our professional services were reduced $91,000 in the 2003 Quarter from the 2002 Quarter. The decrease in selling and marketing expenses was primarily attributable to a decrease in salaries and benefits of $83,000, resulting from a reduction in the workforce. In addition, rent and travel and entertainment costs increased $9,000 and $2,000, respectively, in the 2003 Quarter from the 2002 Quarter and office expenses decreased $16,000 due to cost cutting measures.

      General and administrative - Professional Services - General and administrative expenses supporting our professional services consist primarily of salaries and employee benefits, rent, depreciation, amortization and telephone charges. General and administrative costs supporting our professional services decreased $133,000 in the 2003 Quarter from the 2002 Quarter. The decrease was partially attributable to a decrease in salary and benefits of $69,000 primarily due to a reduction in the workforce. Rent expense decreased $59,000 as a result of the renegotiation of our lease in order to reduce office space in our existing facility and depreciation and amortization decreased $26,000 due to fewer assets being acquired in the 2003 Quarter and more assets becoming fully depreciated.

      Non-cash charges - Professional Services - Non-cash charges in the 2002 Quarter consisted of stock-based compensation expense related to assumed unvested restricted shares issued to RTCI employees in connection with our acquisition of RTCI.

Liquidity and Capital Resources

      Our principal sources of liquidity, which consist of cash and cash equivalents and marketable securities, increased to $2,582,000 as of October 31, 2002 from $2,219,000 as of July 31, 2002. We believe these resources, and the commitment by certain existing investors to provide up to a maximum of $1,000,000 in additional funding to the Company, if required, should provide us with sufficient liquidity to continue in operation through July 31, 2003.

      We anticipate break-even operations for the year ending July 31, 2003. We anticipate that we will achieve positive cash flow from operations for our 2003 fiscal year. However, if our revenues do not increase as anticipated or if our expenses increase more than anticipated due to competitive or other factors described under "Risk Factors", included in our annual report on Form 10-K for the year ended July 31, 2002, we may not achieve break-even operations or positive cash flow from operations as anticipated for our 2003 fiscal year. Thus, we may need to raise additional financing. Furthermore, if our stockholders' equity remains less than $10 million, our class A common stock may no longer be eligible for trading on the NASDAQ National Market, and, as a result, we may attempt to sell additional equity securities to increase our stockholders' equity to the required level. We cannot assure you that any additional financing would be available on reasonable terms or at all.

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

      In the October 2001 private placement, we sold 1,159,716 shares of class A common stock and warrants to purchase 347,915 additional shares of class A common stock for gross proceeds of $3,189,219. The warrants expire in October 2006 and are exercisable at $3.58 per share, subject to adjustment pursuant to customary antidilution adjustments for stock splits, dividends and combinations. The warrants are redeemable at our option for $0.10 per warrant commencing in April 2003 if the closing bid price of our class A common stock is at least 200% of the exercise price of the warrants for 30 consecutive trading days. In connection with the private placement, the Company incurred fees of $152,511, of which $35,000 has been paid in cash and $117,511 has been paid by issuing warrants to purchase 50,000 shares of class A common stock. The warrants have substantially the same terms and conditions as the warrants issued in the private placement.

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

      In October 2002, we obtained commitments from certain existing investors to provide an aggregate of up to $1,000,000 of additional capital, if required, for us to continue as a going concern. Such additional capital may be in the form of long term debt, common stock, preferred stock or other equity instruments or a combination of the foregoing and shall be on arms length terms negotiated by the parties. The commitments expire upon the earliest to occur of
(a) July 31, 2003, (b) the sale, transfer or other disposition of all or substantially all the assets of the Company, (c) a change in control, or (d) the date the Company raises debt or equity capital, or a combination of debt and equity capital, in an amount equal to or greater than $1,000,000 subsequent to the date of the commitment.

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

     Consolidated Working Capital

      Consolidated working capital decreased to $1,938,000 at October 31, 2002 from $2,622,000 at July 31, 2002. This decrease is due to a $1,356,000 decrease in accounts receivable, primarily attributable to the collection of $1,500,000 from Triaton, offset by a decrease of $398,000 in accrued expenses and continued operating losses during the 2003 Quarter. Our cash and marketable securities increased $364,000 at October 31, 2002 compared to July 31, 2002.

     Analysis of Cash Flows

      Cash provided by operating activities increased to $450,000 in the 2003 Quarter compared to ($2,005,000) used in operations in the 2002 Quarter. The increase in 2003 is primarily the result of a decrease in accounts receivable due to collection of $1,500,000 from Triaton in October 2002 and a decrease in operating expenses resulting from cost reduction measures. Cash provided by investing activities decreased to $34,000 in the 2003 Quarter from $150,000 in the 2002 Quarter. Cash provided by investment activities in the 2003 Quarter was primarily the result of $55,000 of proceeds from the sales of marketable securities offset by expenditures for capitalized software. Cash provided by investment activities in the 2002 Quarter was primarily the result of $247,000 of proceeds from the sale of marketable securities offset by investments in capitalized software in the amount of $95,000.

      Cash used by financing activities was $60,000 in the 2003 Quarter compared to cash provided by financing activities of $3,137,000 in the 2002 Quarter. The $60,000 expenditure in 2003 was the result of payments on capital leases. Cash provided by financing activities in 2002 was primarily due to the net proceeds of $3,107,000 from the October 2001 private placement.

     Recent Accounting Pronouncements

      In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"), which requires the recognition of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the carrying amount of the related long-lived asset is correspondingly increased. Over time, the liability is accreted to its present value and the related capitalized charge is depreciated over the useful life of the asset. SFAS 143 is effective for fiscal years beginning after June 15, 2002. Management adopted this standard on August 1, 2002. The adoption of this standard did not have a significant impact on the Company's consolidated financial position or results of operations.

      In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). "SFAS 144" supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ("SFAS 121"). SFAS 144 retains the requirements of SFAS 121 to recognize an impairment loss only if the carrying value of a long-lived asset is not recoverable from its estimated undiscounted cash flows and to measure an impairment loss as the difference between the carrying value and fair value of the asset, but it establishes new standards for long-lived assets to be disposed of. The provisions of SFAS 144 are effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS 144 on August 1, 2002. The adoption of this standard did not have a significant impact on the Company's consolidated financial position or results of operations.

      In July 2002, the Financial Accounting Standards Board issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"). SFAS 146 will supersede Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that costs associated with an exit or disposal plan be recognized when incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Management believes that the adoption of this standard will not have a significant impact on the Company's consolidated financial position or results of operations.

      In November 2001, the Emerging Issues Task Force ("EITF") of the FASB reached a consensus on Issue No. 01-14, "Income Statement Characterization of Reimbursements Received for `Out-of-Pocket' Expenses Incurred." The consensus was that reimbursements for out-of-pocket expenses incurred should be characterized as revenue in the income statement. The Company adopted EITF 01-14 effective February 1, 2002. Reimbursements of out-of-pocket expenses were not significant in any of the periods presented.

      In November 2002, the EITF reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which the vendor will perform multiple revenue generating activities. The EITF will be effective for fiscal years beginning after June 15, 2003. Management believes that the adoption of this EITF will not have a significant impact on the Company's consolidated financial position or results of operations.


Item 3: Quantitative and Qualitative Disclosures About Market Risk

      Our class A common stock is currently trading in The Nasdaq National Market under the symbol "ICCA." Recently revised continued listing requirements of The Nasdaq National Market provide, among other things, that our class A common stock may no longer be eligible for continued trading in The Nasdaq National Market if our stockholders' equity is less than $10 million as of October 31, 2002 or any future fiscal quarter. As of October 31, 2002, our stockholders equity was $8.3 million.

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

Item 4: Controls and Procedures

      Based on their evaluation of our disclosure controls and procedures as of a date within 90 days of the filing of this Report, the Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures are effective.

      There were no significant changes in our internal controls or in other factors that could significantly affect such controls subsequent to the date of their evaluation.


PART II.  OTHER INFORMATION
---------------------------

Item 5: Changes in Securities and Use of Proceeds

        None.

Item 6: Exhibits and Reports on Form 8-K

(a)   Exhibits.

99.1    Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002.

99.2    Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002.

(b)   Reports on Form 8-K

      None.

                                   SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  December 13, 2002

                                    INTERNET COMMERCE CORPORATION


                                    by: /s/ G. Michael Cassidy
                                       ----------------------------------
                                       G. Michael Cassidy
                                       President and Chief Executive Officer


                                    by: /s/ Walter M. Psztur
                                       ----------------------------------
                                       Walter M. Psztur
                                       Senior Vice President and Chief
                                       Financial Officer

        CERTIFICATION PURSUANT TO RULE 13A-14 OR 15D-14 OF THE SECURITIES
         EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002

I, G. Michael Cassidy, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Internet Commerce Corporation (the "Company");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within that entity, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: December 13, 2002

By: /s/ G. Michael Cassidy
    ----------------------------------
    G. Michael Cassidy
    President, Chief Executive Officer

I, Walter M. Psztur, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Internet Commerce Corporation (the "Company");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within that entity, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: December 13, 2002

By: /s/ Walter M. Psztur
   -----------------------------
   Walter M. Psztur
   Chief Financial Officer