Form 10-Q
period 2003-01-31
INTERNET COMMERCE CORP
filed 2003-03-17
CIK 894738

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                                  -------------


|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended January 31, 2003


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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      As of March 17, 2003 the registrant had outstanding 11,982,310 shares of Class A Common Stock.

                          INTERNET COMMERCE CORPORATION

                               INDEX TO FORM 10-Q

                                                                            PAGE
                                                                            ----

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

   Consolidated balance sheets as of January 31, 2003 (unaudited)
      and July 31, 2002..................................................     3

   Consolidated statements of operations and comprehensive loss for the three and six months ended January 31, 2003
      (unaudited) and January 31, 2002 (unaudited).......................     4

   Consolidated statements of cash flows for the six months
      ended January 31, 2003 (unaudited) and January 31, 2002
      (unaudited)........................................................     5

   Notes to consolidated financial statements (unaudited)................     6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.......................................    16

Item 3.  Quantitative and Qualitative Disclosures About Market
         Risk............................................................    32

Item 4.  Controls and Procedures.........................................    32

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings...............................................    32

Item 2.  Changes in Securities and Use of Proceeds.......................    32

Item 3.  Defaults Upon Senior Securities.................................    32

Item 4.  Submission of Matters to a Vote of Security Holders.............    33

Item 5.  Other Information...............................................    33

Item 6.  Exhibits and Reports on Form 8-K ...............................    33

SIGNATURES...............................................................    34

CERTIFICATIONS ..........................................................    35

INTERNET COMMERCE CORPORATION

Consolidated Balance Sheets


                                                                                      January 31,            July 31,
                                                                                         2003                  2002
                                                                                   ----------------       -------------
                                                                                     (unaudited)
ASSETS

Current assets:
   Cash and cash equivalents                                                        $  1,246,074           $  2,087,915
   Marketable securities                                                                  69,090                130,691
   Accounts receivable, net of allowance for doubtful accounts
          of $297,038 and $241,684, respectively                                       1,423,769              2,976,472
   Prepaid expenses and other current assets                                             163,257                478,070
                                                                                    ------------           ------------
      Total current assets                                                             2,902,190              5,673,148

Restricted cash                                                                          157,103                157,103
Property and equipment, net                                                              828,968              1,151,864
Software development costs, net                                                          313,436                326,588
Goodwill                                                                               2,194,067              2,194,067
Other intangible assets, net                                                           2,629,000              3,107,000
Other assets                                                                              10,790                 15,166
                                                                                    ------------           ------------
      Total assets                                                                  $  9,035,554           $ 12,624,936
                                                                                    ============           ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                 $    543,232                862,090
   Accrued expenses                                                                      862,005              1,407,848
   Accrued dividends - preferred stock                                                    33,884                231,695
   Deferred revenue                                                                      147,279                164,451
   Capital lease obligation                                                              150,539                181,870
   Other liabilities                                                                     132,100                203,454
                                                                                    ------------           ------------
          Total current liabilities                                                    1,869,039              3,051,408

Capital lease obligation - less current portion                                          121,505                192,298
                                                                                    ------------           ------------
          Total liabilities                                                            1,990,544              3,243,706
                                                                                    ------------           ------------

Commitments and contingencies                                                               --                     --

Stockholders' Equity:
Preferred stock - 5,000,000 shares authorized, including
        10,000 shares of series A, 10,000 shares of
        series C and 175 shares of series S:
     Series C preferred stock - par value $.01 per share,
        44.76 votes per share; 10,000 shares issued and outstanding
        (liquidation value of $10,033,884)                                                   100                    100
Common stock:
     Class A - par value $.01 per share, 40,000,000 shares
        authorized, one vote per share; 11,982,310 and 11,679,964
        shares issued and outstanding, respectively                                      119,823                116,801
Additional paid-in capital                                                            85,598,982             85,401,277
Accumulated deficit                                                                  (78,676,709)           (75,808,873)
Accumulated other comprehensive income (loss)                                              2,814               (328,075)
                                                                                    ------------           ------------
          Total stockholders' equity                                                   7,045,010              9,381,230
                                                                                    ------------           ------------

          Total liabilities and stockholders' equity                                $  9,035,554           $ 12,624,936
                                                                                    ============           ============


                 See notes to consolidated financial statements.

INTERNET COMMERCE CORPORATION

Consolidated Statements of Operations and Comprehensive Loss (unaudited)


                                                                           Three Months Ended               Six Months Ended
                                                                              January 31,                     January 31,
                                                                     ------------------------------   ----------------------------
                                                                         2003             2002             2003           2002
                                                                     -------------    -------------   ------------    ------------
Revenue:
   Services                                                           $  2,837,406    $  2,689,599    $  5,887,182    $  5,735,526
                                                                      ------------    ------------    ------------    ------------
Expenses:
   Cost of services (excluding non-cash compensation of
     $40,371 and $133,429 for the three and six months
     ended January 31, 2002, respectively)                               1,929,013       2,146,638       3,807,538       4,629,091
   Impairment of software inventory                                        248,077            --           248,077            --
   Product development and enhancement                                     295,388         254,588         555,788         499,330
   Selling and marketing (excluding non-cash compensation of
       $6,904 and $23,109 for the three and six months ended
       January 31, 2002, respectively)                                     822,088         924,717       1,585,617       1,900,273
   General and administrative (excluding non-cash
      compensation of  $10,416 for the three and six months ended
      January 31, 2003, and of  $10,765 and $33,481 for
      the three and six months ended January 31, 2002, respectively)     1,095,347       1,294,456       2,205,488       2,654,280
   Non-cash charges for stock-based compensation and services               10,416          58,040          10,416         190,019
                                                                      ------------    ------------    ------------    ------------

                                                                         4,400,329       4,678,439       8,412,924       9,872,993
                                                                      ------------    ------------    ------------    ------------

   Operating loss                                                       (1,562,923)     (1,988,840)     (2,525,742)     (4,137,467)
                                                                      ------------    ------------    ------------    ------------

Other income and (expense):
   Interest and investment income                                            3,895           4,345           9,189          76,930
   Investment loss                                                            --              --           (19,072)           --
   Interest expense                                                         (9,618)        (25,965)        (14,287)        (54,979)
   Impairment of marketable securities                                    (317,924)           --          (317,924)           --
   Other income (loss)                                                        --           (11,520)           --           (11,520)
                                                                      ------------    ------------    ------------    ------------
                                                                          (323,647)        (33,140)       (342,094)         10,431
                                                                      ------------    ------------    ------------    ------------

Net loss                                                              $ (1,886,570)   $ (2,021,980)   $ (2,867,836)   $ (4,127,036)

Dividends on preferred stock                                              (101,647)       (102,492)       (202,190)       (165,538)

Loss attributable to common stockholders                              $ (1,988,217)   $ (2,124,472)   $ (3,070,026)   $ (4,292,574)
                                                                      ============    ============    ============    ============

Basic and diluted loss per common share                               $      (0.17)   $      (0.19)   $      (0.26)   $      (0.41)
                                                                      ============    ============    ============    ============

Weighted average number of common shares outstanding--
   basic and diluted                                                    11,708,051      11,005,793      11,735,835      10,407,658
                                                                      ============    ============    ============    ============

COMPREHENSIVE LOSS:
-------------------
Net loss                                                              $ (1,886,570)   $ (2,021,980)   $ (2,867,836)   $ (4,127,036)
Other comprehensive loss:
   Unrealized gains (losses) - marketable securities                          (519)         22,424          12,965         (37,138)
   Reclassification for impairment of marketable securities                317,924            --           317,924            --
                                                                      ------------    ------------    ------------    ------------

Comprehensive loss                                                    $ (1,569,165)   $ (1,999,556)   $ (2,536,947)   $ (4,164,174)
                                                                      ============    ============    ============    ============


                 See notes to consolidated financial statements.

INTERNET COMMERCE CORPORATION

Consolidated Statements of Cash Flows (unaudited)


                                                                     Six Months Ended January 31,
                                                                    --------------------------------
                                                                       2003                 2002
                                                                    -----------          -----------
Cash flows from operating activities:
 Net loss                                                           $(2,867,836)         $(4,127,036)
 Adjustments to reconcile net loss to net
   cash used in operating activities:
      Depreciation and amortization                                     874,062            1,113,424
      Bad debt expense                                                   67,795              126,884
      Realized loss (gain) on sale of                                    19,072              (64,637)
        marketable securities
      Impairment of marketable securities                               317,924                 --
      Non-cash charges for equity instruments
        issued for compensation and services                             10,416              190,019
      Changes in:
          Accounts receivable                                         1,484,908              (23,761)
          Prepaid expenses and other assets                             319,189             (128,180)
          Accounts payable                                             (318,858)            (153,778)
          Accrued expenses                                             (553,342)            (438,111)
          Deferred revenue                                              (17,172)            (104,344)
          Other liabilities                                             (71,354)             (23,915)
                                                                    -----------          -----------
          Net cash used in operating
            activities                                                 (735,196)          (3,633,435)
                                                                    -----------          -----------

Cash flows from investing activities:
   Capitalization of software development costs                         (16,333)            (134,733)
   Purchases of property and equipment                                  (43,681)             (36,998)
   Proceeds from maturity of certificates of deposit                       --                 72,528
   Proceeds from sales of marketable securities                          55,494              246,839
                                                                    -----------          -----------
          Net cash (used in) provided by
            investing activities                                         (4,520)             147,636
                                                                    -----------          -----------

Cash flows from financing activities:
   Proceeds from issuance of common stock
     and warrants, net                                                     --              3,107,269
   Proceeds from exercise of employee stock options                        --                215,312
   Proceeds for exercise of warrants                                       --                 59,775
   Payments of capital lease obligations                               (102,125)            (160,138)
                                                                    -----------          -----------
          Net cash (used in) provided by
            financing activities                                       (102,125)           3,222,218
                                                                    -----------          -----------

Net decrease in cash and cash equivalents                              (841,841)            (263,581)

Cash and cash equivalents, beginning of
  period                                                              2,087,915            2,223,487
                                                                    -----------          -----------

Cash and cash equivalents, end of period                            $ 1,246,074          $ 1,959,906
                                                                    ===========          ===========

Supplemental disclosure of cash flow information:
     Cash paid for interest during the period                       $     9,528          $    54,979
Noncash investing and financing activities:
     Property acquired under capital leases                                --                 51,804
     Issuance of common stock for dividends
     on preferred stock                                                 400,000              400,000


                See notes to consolidated financial statements.

INTERNET COMMERCE CORPORATION

Notes to consolidated financial statements (unaudited)


1.    BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements of Internet Commerce Corporation (the "Company" or "ICC") have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information. In the opinion of management, such statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. Pursuant to the requirements of the Securities and Exchange Commission applicable to Quarterly Reports on Form 10-Q, the accompanying financial statements do not include all the disclosures required by GAAP for annual financial statements. While the Company believes that the disclosures presented are adequate to make the information not misleading, these interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended July 31, 2002. Operating results for the three and sixth-month periods ended January 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2003.

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

INTERNET COMMERCE CORPORATION


Notes to consolidated financial statements (unaudited)

2.    ORGANIZATION AND NATURE OF BUSINESS (CONTINUED)

      As of January 31, 2003, ICC had cash and cash equivalents and marketable securities of approximately $1,315,000. These resources and the commitment by certain existing investors to provide up to a maximum of $1,000,000 in additional funding to the Company, if required, should provide the Company with sufficient liquidity to continue in operation through July 31, 2003. However, if our expenses increase more than anticipated, or our revenue does not increase as anticipated because of competitive or other reasons, our cash resources may not be sufficient, and we will require additional financing. There can be no assurances that any financing will be available or that the terms will be acceptable to us, or that any financing will be consummated.

3.    SIGNIFICANT ACCOUNTING POLICIES AND PROCEDURES

      Principles of consolidation:

      The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany transactions have been eliminated in consolidation.

      Revenue recognition:

      The Company derives revenue from subscriptions to its ICC.NET service, which includes transaction, mailbox and fax transmission fees. The subscription fees are comprised of both fixed and usage-based fees. Fixed subscription fees are recognized on a pro-rata basis over the subscription period, generally one year. Usage fees are recognized in the period the services are rendered. The Company also derives revenue through implementation fees, interconnection fees and by providing data mapping services to its customers. Implementation fees are recognized over the life of the subscription period. Interconnection fees are fees charged to connect to another VAN service and are recognized when the data is transmitted to the connected service. Revenue from data mapping services is recognized when the map has been completed and delivered to the customer.

      The Company also derives revenue from its Service Bureau. Service Bureau revenue is comprised of EDI services, including data translation services, purchase order and invoice processing from EDI-to-print and print-to-EDI, UPC services, including UPC number generation, UPC catalog maintenance and UPC label printing. The Service Bureau also derives revenue from software licensing and provides software maintenance and support. Revenue from the EDI services and UPC services is recognized when the services are provided. The Company accounts for its EDI software license sales in accordance with the American Institute of Certified Public Accountants' Statement of Position 97-2, "Software Revenue Recognition," as amended. Revenue from software licenses is recognized when all of the following conditions are met: (1) a non-cancelable, non-contingent license agreement has been signed; (2) the software product has been delivered; (3) there are no material uncertainties regarding customer acceptance; and (4) collection of the resulting receivable is probable. Revenue from software maintenance and support contracts is recognized ratably over the life of the contract. The Service Bureau's software license revenue was not significant in any of the periods presented.

      In addition, SOP 97-2 generally requires revenue from software arrangements involving multiple elements be allocated among each element of the arrangement based on the relative fair values of the elements, which include software licenses, post contract customer support, installation and training. Furthermore, SOP 97-2 requires that revenue be recognized as each element is delivered with no significant performance obligation remaining on the part of the Company. The Company's multiple element arrangements generally consist of a software license and post contract support. The Company allocates the aggregate revenue from multiple element arrangements to each element based on vendor specific objective evidence. The Company has established vendor specific objective evidence for each of the elements as it sells both the software and post contract customer support independent of multiple element agreements. Customers are charged standard prices for the software and post contract customer support and these prices do not vary from customer to customer.

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

      The percentage of completion for each contract is determined based on the ratio of direct labor hours incurred to total estimated direct labor hours required to complete the contract. The Company may periodically encounter changes in estimated costs and other factors that may lead to a change in the estimated profitability of a fixed-price contract. In such circumstances, adjustments to cost and profitability estimates are made in the period in which the underlying factors requiring such revisions become known. If such revisions indicate a loss on a contract, the entire loss is recorded at such time. Amounts billed in advance of services being performed are recorded as deferred revenue. Certain fixed-fee contracts may have substantive customer acceptance provisions. The acceptance terms generally include a single review and revision cycle for each deliverable to incorporate the customer's suggested or required modifications. Deliverables are considered accepted upon completion of the review and revision cycle and revenue is recognized upon that acceptance.

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

INTERNET COMMERCE CORPORATION


Notes to consolidated financial statements (unaudited)

3.    SIGNIFICANT ACCOUNTING POLICIES AND PROCEDURES (CONTINUED)

      Recent Accounting Pronouncements:

      In July 2001, the Financial Accounting Standard Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"), which requires the recognition of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the carrying amount of the related long-lived asset is correspondingly increased. Over time, the liability is accreted to its present value and the related capitalized charge is depreciated over the useful life of the asset. SFAS 143 is effective for fiscal years beginning after June 15, 2002. Management adopted this standard on August 1, 2002. The adoption of this standard did not have a significant impact on the Company's consolidated financial position or results of operations.

      In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"). SFAS 144 retains the requirements of SFAS 121 to recognize an impairment loss only if the carrying value of a long-lived asset is not recoverable from its estimated undiscounted cash flows and to measure an impairment loss as the difference between the carrying value and fair value of the asset, but it establishes new standards for long-lived assets to be disposed of. The provisions of SFAS 144 are effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS 144 on August 1, 2002. The adoption of this standard did not have a significant impact on the Company's consolidated financial position or results of operations.

      In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 will supersede Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that costs associated with an exit or disposal plan be recognized when incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company adopted SFAS 146 on January 1, 2003. The adoption of this standard did not have a significant impact on the Company's consolidated financial position or results of operations.

      In November 2002, the FASB issued Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others" which elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of Interpretation No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company has provided information regarding commitments and contingencies relating to guarantees in note 10 of the notes to the consolidated financial statements included herein.

      In November 2002, the EITF reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which the vendor will perform multiple revenue generating activities. The EITF will be effective for fiscal years beginning after June 15, 2003. Management believes that the adoption of this consensus will not have a significant impact on the Company's consolidated financial position or results of operations.

INTERNET COMMERCE CORPORATION


Notes to consolidated financial statements (unaudited)


3.    SIGNIFICANT ACCOUNTING POLICIES AND PROCEDURES (CONTINUED)

      In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123" ("SFAS 148"). SFAS 148 amends the transition and disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") to provide alternative methods to account for the transition from the intrinsic value method of recognition of stock-based employee compensation in accordance with Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" to the fair value recognition provisions under SFAS 123. SFAS 148 provides two additional methods of transition and will no longer permit the SFAS 123 prospective method to be used for fiscal years beginning after December 15, 2003. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the pro forma effects had the fair value recognition provisions of SFAS 123 been used for all periods presented. The Company is required to adopt the disclosure provisions of SFAS 148 in the third quarter of fiscal 2003. The adoption of SFAS 148 is not expected to have a significant impact on the Company's results of operations and financial position.

4.    CONCENTRATION OF CREDIT RISK

      Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of cash and accounts receivable. The Company places its excess cash in money-market instruments with institutions of high credit-quality. All accounts receivable are unsecured. The Company believes that any credit risk associated with receivables is minimal due to the number and credit worthiness of its customers. Receivables are stated at estimated net realizable value, which approximates fair value.

      For the three and six-month periods ended January 31, 2003 and 2002, no single customer accounted for more than 10% of revenue.

      The Company had one customer that accounted for approximately 52% of accounts receivable at July 31, 2002. During October 2002, the full amount of this receivable was collected. No single customer accounted for more than 10% of accounts receivable at January 31, 2003.

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

INTERNET COMMERCE CORPORATION


Notes to consolidated financial statements (unaudited)

5.    BUSINESS SEGMENT INFORMATION (CONTINUED)

      During the fourth quarter of fiscal 2002, the Company integrated its data mapping and XML services into the ICC.NET business segment. These products and services had previously been part of the Company's Professional Services segment. These products and services are primarily utilized to support customers of the ICC.NET VAN service. The reorganization was undertaken to more closely align these data transfer services with the customers they serve. The segment information for the three and six-month periods ended January 31, 2002 has been restated to reflect this reorganization as if it had occurred on August 1, 2001.

      The table below summarizes information about operations and long-lived assets as of and for the three and six-month periods ended January 31, 2003 and 2002:


                                                                            Service          Professional
                                                         ICC.NET            Bureau             Services           Total
                                                         -------            ------           ------------         -----

Three Months - January 31, 2003
 Revenues from external customers                      $ 2,043,829        $   389,858        $   403,719        $ 2,837,406
                                                       ===========        ===========        ===========        ===========
 Operating loss (1)                                    $(1,117,195)       $   (38,789)       $  (406,939)       $(1,562,923)
 Other income (expense), net                              (319,317)              --               (4,330)          (323,647)
                                                       -----------        -----------        -----------        -----------
 Net income (loss)                                     $(1,436,512)       $   (38,789)       $  (411,269)       $(1,886,570)
                                                       ===========        ===========        ===========        ===========
Supplemental segment information:
Amortization and depreciation                          $   375,806        $    30,645        $    27,827        $   434,278
 Non-cash charges for stock-based
   compensation and services                           $    10,416        $      --          $      --          $    10,416

Six Months  - January 31, 2003
Revenues from external customers                       $ 4,162,910        $   855,895        $   868,377        $ 5,887,182
                                                       ===========        ===========        ===========        ===========

 Operating loss (1)                                    $(2,086,319)       $    44,482        $  (483,905)       $(2,525,742)
 Other income (expense), net                              (333,906)              --               (8,188)          (342,094)
                                                       -----------        -----------        -----------        -----------
 Net income  (loss)                                    $(2,420,225)       $    44,482        $  (492,093)       $(2,867,836)
                                                       ===========        ===========        ===========        ===========

Supplemental segment information:

Amortization and depreciation                              751,258             61,291             61,513            874,062
 Non-cash charges for stock-based
  compensation and services                            $    10,416        $      --          $      --          $    10,416

   As of  January 31, 2003
   Property and Equipment, net                         $   410,007        $    57,960        $   361,001        $   828,968
   Capitalized software, net                                  --              313,436               --              313,436
   Acquired identified intangibles, net                  2,629,000               --                 --            2,629,000
   Goodwill                                                 26,132          2,167,935               --            2,194,067
                                                       -----------        -----------        -----------        -----------
   Long lived assets, net                              $ 3,065,139        $ 2,539,331        $   361,001        $ 5,965,471
                                                       ===========        ===========        ===========        ===========

(1) Commencing in the second fiscal quarter of 2003, certain costs for executive management, human resources, selling and marketing, accounting and finance have been allocated among segments based on the level of services performed for each segment. For cost reduction purposes, these functions were consolidated and are now performed by ICC.NET personnel. ICC.NET allocated $111,000 of such costs to the Service Bureau and Professional Services segments in the amounts of $45,000 and $66,000, respectively.

INTERNET COMMERCE CORPORATION


Notes to consolidated financial statements (unaudited)


5.    BUSINESS SEGMENT INFORMATION (CONTINUED)


                                                                            Service          Professional
                                                        ICC.NET             Bureau             Services              Total
                                                        -------             ------           ------------            -----

 Three Months - January 31, 2002
 Revenues from external customers                     $ 1,698,761         $   378,804         $   612,034         $ 2,689,599
                                                      ===========         ===========         ===========         ===========

 Operating loss                                       $(1,767,307)        $   (47,481)        $  (174,052)        $(1,988,840)
 Other income (expense) , net                             (14,384)               --               (18,756)            (33,140)
                                                      -----------         -----------         -----------         -----------
 Net loss                                             $(1,781,691)        $   (47,481)        $  (192,808)        $(2,021,980)
                                                      ===========         ===========         ===========         ===========
 Supplemental segment information:
 Amortization and depreciation                            475,955              19,027              55,961             550,943
 Non-cash charges for stock-based
    compensation and services                         $      --           $      --           $    58,040         $    58,040

 Six Months  - January 31, 2002
  Revenues from external customers                    $ 3,728,892         $   798,392         $ 1,208,243         $ 5,735,526
                                                      ===========         ===========         ===========         ===========

 Operating loss                                       $(3,222,521)        $   (61,575)        $  (853,371)        $(4,137,467)
 Other income (expense), net                               52,928                --               (42,497)             10,431
                                                      -----------         -----------         -----------         -----------
 Net loss                                             $(3,169,593)        $   (61,575)        $  (895,868)        $(4,127,036)
                                                      ===========         ===========         ===========         ===========
 Supplemental segment information:
 Amortization and depreciation                            957,519              40,342             115,563           1,113,424
 Non-cash charges for stock-based
   compensation and services                          $      --           $      --           $   190,019         $   190,019

As of  January 31, 2002
Property and Equipment, net                           $   802,753         $    45,283         $   644,652         $ 1,492,688
Capitalized software, net                                 118,648             322,908                --               441,556
Acquired identified intangibles, net                    3,585,000                --                  --             3,585,000
Goodwill                                                   26,132           2,167,935           1,710,617           3,904,684
                                                      -----------         -----------         -----------         -----------
Long lived assets, net                                $ 4,532,533         $ 2,536,126         $ 2,355,269         $ 9,423,928
                                                      ===========         ===========         ===========         ===========


6.    STOCKHOLDERS' EQUITY

      Private Placement of Common Stock:

      On October 29, 2001, the Company sold 1,159,716 shares of class A common stock and warrants to purchase 347,915 shares of class A common stock for gross proceeds of $3,189,219. The warrants are immediately exercisable and have an exercise price of $3.58 per share. The warrants are exercisable for a five-year period. The Company may redeem the warrants, at its option, if the closing bid price of the class A common stock exceeds 200% of the exercise price for a period of 30 consecutive trading days. The redemption price is ten cents per warrant.

INTERNET COMMERCE CORPORATION


Notes to consolidated financial statements (unaudited)

6.    STOCKHOLDERS' EQUITY (CONTINUED)

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

      In addition, for each share of class A common stock purchased pursuant to a warrant exercise, a new warrant (the "New Warrants") to purchase an equivalent number of shares of class A common stock was issued. The New Warrants have an exercise price of $3.50 per share and are exercisable for five years. The Company may redeem the warrants, at its option, if the closing bid price of the class A common stock exceeds 200% of the exercise price for a period of thirty consecutive days. The redemption price is ten cents per warrant. The warrant exchange offer had an initial expiration date of April 30, 2002, but was extended until May 31, 2002. The Company received $659,288 in gross proceeds and issued a total of 263,715 shares of class A common stock and warrants to purchase an equivalent number of shares of class A common stock as a result of the warrant exchange offer. The Company recorded a deemed dividend in the amount of $461,084 during the third quarter of fiscal 2002 in connection with the warrant exchange offer, representing the aggregate fair value of the repriced warrants exercised in the warrant exchange offer and the fair value of the New Warrants.

      In connection with the Warrant Exchange Offer, the Company incurred fees of approximately $19,000 which were paid in cash.

7.    JOINT SERVICES AGREEMENT AND TECHNOLOGY LICENSE

      In July 2002, the Company and Triaton GmbH ("Triaton") terminated the joint services agreement previously entered into by the parties in July 2000, and amended in July of 2001. The Company and Triaton entered into a new agreement that provides Triaton a non-exclusive five-year license to use the Company's electronic data interchange system in Europe. The agreement also provides that Triaton may purchase sales support and customer support services based on ICC's standard terms and conditions. Triaton may also purchase software maintenance and support on an annual basis. The sale price for the license was $3,000,000 which was recognized as revenue in the period ended July 31, 2002. Under the terms of the agreement, Triaton paid $1,500,000 in July 2002 and $1,500,000 in October 2002.

8.    IMPAIRMENT OF INVESTMENTS AND SOFTWARE INVENTORY

      In January 2003, the Company recorded an impairment charge of $318,000 for the write down of available-for-sale marketable securities due to an other than temporary decline in value. Also, in January 2003, the Company recorded an impairment charge of $248,000 for software inventory held by the Professional Services segment based on historical and projected sales, which indicated that its net carrying value was not recoverable. The Company had previously recorded an impairment charge of $100,000 for software inventory in July 2002. Such software inventory was classified as other current assets in the consolidated balance sheet. The Company's carrying value of inventory at January 31, 2003 is not significant.

INTERNET COMMERCE CORPORATION


Notes to consolidated financial statements (unaudited)

9.    GOODWILL AND OTHER INTANGIBLE ASSETS

      On August 1, 2001, the Company adopted the provisions of SFAS No. 141, "Business Combinations" ("SFAS 141") and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires that the fair value of an assembled workforce acquired be included in the amount initially recorded as goodwill. Upon adoption of SFAS 141, the Company reclassified $1,710,617 into goodwill which was initially recorded as other intangible assets related to the value of the assembled workforce of RTCI as required by this statement. SFAS 142 requires that intangible assets with indefinite useful lives no longer be amortized, but rather be tested at least annually for impairment. The Company evaluated goodwill for impairment at August 1, 2001 and determined no impairment existed at that date. The Company's reporting units utilized for evaluating the recoverability of goodwill are the same as its operating segments.

      At January 31, 2003 and July 31, 2002, Other Intangible assets included the proprietary data mapping technology acquired in the acquisition of RTCI. The gross carrying value of the mapping technology was $4,780,000 at January 31, 2003 and July 31, 2002, respectively. Accumulated amortization relating to mapping technology was $2,151,000 and $1,673,000 at January 31, 2003 and July 31, 2002, respectively. The data mapping technology is being amortized over five years and amortization expense has been recorded in cost of services.

      The Company did not have any indefinite lived intangible assets that were not subject to amortization as of January 31, 2003 and July 31, 2002. The aggregate amortization expense for other intangible assets was $239,000 during each of the three month periods ended January 31, 2003 and 2002 and $478,000 during each of the six month periods ended January 31, 2003 and 2002.

      At January 31, 2003, estimated amortization expense for other intangible assets is as follows:

                  Year      Estimated Amortization Expense
                  ----      ------------------------------
                  2003             $956,000
                  2004             $956,000
                  2005             $956,000
                  2006             $239,000

      There was no change in the carrying amount of goodwill for the three and six-month periods ended January 31, 2003.

      Due to a continued decline in revenue throughout the course of fiscal 2002, continued operating losses and a significant reduction in forecasted future operating profits, the Professional Services segment was tested for impairment during the fourth quarter of fiscal 2002. An impairment loss of $1,710,617 was recognized as a result of this evaluation. The fair value of the Professional Services segment unit was estimated using the net present value of expected future cash flows.

      As of August 1, 2002, the Company performed its annual test for impairment on the carrying value of goodwill of its ICC.NET and Service Bureau reporting units, and the Company concluded that no impairment existed at that date.

10.   COMMITMENTS AND CONTINGENCIES

      In the normal course of business, the Company enters into contracts in which it make representations and warranties regarding the performance of IDC software. Historically, there have been no significant losses related to such representations and warranties.

INTERNET COMMERCE CORPORATION


Notes to consolidated financial statements (unaudited)

11.   FUNDING COMMITMENTS

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

INTERNET COMMERCE CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      This Quarterly Report on Form 10-Q contains a number of "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Specifically, all statements other than statements of historical facts included in this Quarterly Report regarding our financial position, business strategy and plans and objectives of management for future operations are forward-looking statements. These forward-looking statements are based on the beliefs of management, as well as assumptions made by and information currently available to management. When used in this report, the words "anticipate," "believe," "estimate," "expect," "may," "will," "continue" and "intend," and words or phrases of similar import, as they relate to our financial position, business strategy and plans, or objectives of management, are intended to identify forward-looking statements. These "cautionary statements" reflect our current view with respect to future events and are subject to risks, uncertainties and assumptions related to various factors including, without limitation, those listed below the heading "Overview" and in our registration statements and periodic reports filed with the Securities and Exchange Commission (the "SEC") under the Securities Act and the Exchange Act.

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

      In this Item 2, references to the "Company," "we," or "us" means Internet Commerce Corporation.

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

      Until July 2000, our business was entirely focused on our ICC.NET service. During fiscal 2001, we made two acquisitions that enable us to offer a more complete range of services to allow our customers to expand their e-commerce trading communities and bridge their legacy systems to the Internet.

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

INTERNET COMMERCE CORPORATION


assets were written down to fair value during the fourth quarter of fiscal 2001 based on the related discounted expected future cash flows.

      Due to a continued decline in revenue throughout the course of fiscal 2002, continued operating losses and a significant reduction in forecasted future operating profits, the Professional Services segment was tested for impairment during the fourth quarter of fiscal 2002. An impairment loss of $1,710,617 was recognized as a result of this evaluation. The fair value of the Professional Services segment unit was estimated using the net present value of expected future cash flows. During the fourth quarter of fiscal 2002, the Company integrated its data mapping and XML services and personnel into the ICC.NET business segment. These products and services had previously been part of the Company's Professional Services segment. These products and services are primarily utilized to support customers of the ICC.NET VAN service. The reorganization was undertaken to more closely align these data transfer services with the customers they serve.

      We rely on many of our competitors to interconnect, at reasonable cost, with our service. We have interconnection arrangements with more than 50 business-to-business networks for the benefit of our customers. Two of the largest, Global Exchange Services ("GXS") and Sterling Commerce, networks which we believe are connected to approximately 60% of the estimated EDI users, chose to discontinue their interconnect arrangements with the Company. GXS discontinued its interconnection with our service in September 2001 and Sterling Commerce discontinued its interconnection with our service in April 2002. We entered into arrangements with Inovis, Inc. (formerly a division of Peregrine Systems, Inc., and now an independent company) and IBM Corporation so our customers can continue to communicate through us with their trading communities. As a result of these new interconnection arrangements, we will incur additional costs and may lose existing customers if the arrangements we have provided are inadequate for their business purposes. We believe, however, that the arrangements we have made satisfy our existing customers and that our business and financial condition will not be materially or adversely affected as a result of these new arrangements.


Critical Accounting Policies and Significant Use of Estimates in Financial Statements

      In December 2001, the SEC issued disclosure guidance for "critical accounting policies." The SEC defines "critical accounting policies" as those that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

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

INTERNET COMMERCE CORPORATION


      The Company also derives revenue from its Service Bureau. Service Bureau revenue is comprised of EDI services, including data translation services, purchase order and invoice processing from EDI-to-print and print-to-EDI, UPC services, including UPC number generation, UPC catalog maintenance and UPC label printing. The Service Bureau also derives revenue from software licensing and provides software maintenance and support. Revenue from the EDI services and UPC services is recognized when the services are provided. The Company accounts for its EDI software license sales in accordance with the American Institute of Certified Public Accountants' Statement of Position 97-2, "Software Revenue Recognition," as amended. Revenue from software licenses is recognized when all of the following conditions are met: (1) a non-cancelable non-contingent license agreement has been signed; (2) the software product has been delivered; (3) there are no material uncertainties regarding customer acceptance; and (4) collection of the resulting receivable is probable. Revenue from software maintenance and support contracts is recognized ratably over the life of the contract. The Service Bureau's software license revenue was not significant in any of the periods presented.

      In addition, SOP 97-2 generally requires revenue from software arrangements involving multiple elements be allocated among each element of the arrangement based on the relative fair values of the elements, which include software licenses, post contract customer support, installation and training. Furthermore, SOP 97-2 requires that revenue be recognized as each element is delivered with no significant remaining performance obligations remaining on the part of the Company. The Company's multiple element arrangements generally consist of a software license and post contract support. The Company allocates the aggregate revenue from multiple element arrangements to each element based on vendor specific objective evidence. The Company has established vendor specific objective evidence for each of the elements as it sells both the software and post contract customer support independent of multiple element agreements. Customers are charged standard prices for the software and post contract customer support and these prices do not vary from customer to customer.

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

      The percentage of completion for each contract is determined based on the ratio of direct labor hours incurred to total estimated direct labor hours required to complete the contract. The Company may periodically encounter changes in estimated costs and other factors that may lead to a change in the estimated profitability of a fixed-price contract. In such circumstances, adjustments to cost and profitability estimates are made in the period in which the underlying factors requiring such revisions become known. If such revisions indicate a loss on a contract, the entire loss is recorded at such time. Amounts billed in advance of services being performed are recorded as deferred revenue. Certain fixed-fee contracts may have substantive customer acceptance provisions. The acceptance terms generally include a single review and revision cycle for each deliverable to incorporate the customer's suggested or required modifications. Deliverables are considered accepted upon completion of the review and revision cycle and revenue is recognized upon acceptance.

      Goodwill: Goodwill consists of the excess purchase price over the fair value of identifiable net assets of acquired businesses. The carrying value of goodwill is evaluated for impairment on an annual basis. Management also reviews goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount of goodwill may be impaired. If it is determined that an impairment in value has occurred, goodwill is written down to its implied fair value. The Company's reporting units utilized for evaluating the recoverability of goodwill are the same as its operating segments.

INTERNET COMMERCE CORPORATION


      Other Intangible Assets: Other Intangible assets are carried at cost less accumulated amortization. Other intangible assets are amortized on a straight-line basis over their expected lives, which are estimated to be five years. The Company did not have any indefinite lived intangible assets that were not subject to amortization

      Impairment of long-lived assets: Long-lived assets of the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Management also reevaluates the periods of amortization of long-lived assets to determine whether events and circumstances warrant revised estimates of useful lives. The Company evaluates the carrying value of its long-lived assets in relation to the future undiscounted cash flows of the asset when indications of impairment are present. If it is determined that an impairment in value has occurred, the excess of the carrying value of the asset will be written down to the present value of the future operating cash flows expected to be generated by the asset.

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

      If we are sufficiently profitable in the future, management may conclude that it is more likely than not that we will realize all or a portion of the NOL carryforward. Upon reaching such a conclusion, we would immediately record the estimated net realizable value of the deferred tax asset at that time and would then provide for income taxes at a rate equal to our combined federal and state effective rates. Subsequent revisions to the estimated net realizable value of the deferred tax asset could cause our provision for income taxes to vary significantly from period to period, although our cash tax payments would remain unaffected until the benefit of the NOL is utilized.

      Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates. The following discussion reviews items incorporated in our financial statements during the three and six month periods ended January 31, 2003 and 2002 or as of January 31, 2003 and July 31, 2002 that required the use of significant management estimates.

      Impairment of goodwill and acquired intangibles in the amount of $1,711,000 was recorded during the year ended July 31, 2002. During fiscal 2002, due to a continued decline in revenue throughout the course of 2002, continued operating losses and a significant reduction in forecasted future operating profits, the Professional Services segment was tested for impairment during the fourth quarter of fiscal 2002. An impairment loss of $1,711,000 was recognized as a result of this evaluation. The fair value of the Professional Services segment unit was estimated using the net present value of expected future cash flows.

      In connection with a warrant exchange offer in April 2002, the Company valued the repriced and newly issued warrants at $461,084 using the Black-Scholes option-pricing model. This amount has been added to the Company's net loss to increase the net loss attributable to common stockholders during fiscal 2002.

      In connection with the acquisition of RTCI on November 6, 2000, issued and outstanding options and warrants to purchase RTCI common stock were exchanged for options and warrants of ICC, providing the holders the right to receive, upon exercise, an aggregate of 394,905 shares of ICC class A common stock and $343,456 of cash. The options and warrants were valued using the Black-Scholes option-pricing model. The fair value of the vested portion of the options was included in the purchase price for RTCI. The use of the Black-Scholes option-

INTERNET COMMERCE CORPORATION


pricing model requires management to make certain estimates for values of variables used by the model. Management estimated the values for stock price volatility, the expected life of the options and warrants and risk-free rate based on information that was available to management at the time the Black-Scholes option-pricing calculations were made.

Three Months Ended January 31, 2003 Compared with Three Months Ended January 31, 2002.

Results of Operations - Consolidated

      The following table reflects consolidated operating data by reported segments. All significant intersegment activity has been eliminated. Accordingly, the segment results below exclude the effect of transactions with our subsidiary.

                                                     Three Months Ended
                                                         January 31,
                                                -----------------------------
Consolidated loss before income taxes:               2003            2002
                                                -------------   -------------

ICC.NET                                         $ (1,436,512)   $  (1,781,691)
Service Bureau                                       (38,789)         (47,481)
Professional Services                               (411,269)        (192,808)
                                                  -----------   -------------
Consolidated loss before income taxes           $ (1,886,570)   $  (2,021,980)
                                                ============    =============

Results of Operations - ICC.NET

      Our ICC.NET service, the Company's global Internet-based value added network, or VAN, uses the Internet and our proprietary technology to deliver our customers' documents and data files to members of their trading communities, many of which may have incompatible systems, by translating the documents and data files into any format required by the receiver. The following table summarizes operating results for our ICC.NET service for the three months ended January 31, 2003 and 2002:

                                                        Three Months Ended
                                                           January 31,
                                                   ----------------------------
                                                       2003          2002 (1)
                                                   -----------      -----------
Revenue:
    VAN Services                                   $ 1,885,557      $ 1,441,741
    Mapping Services                                   158,272          245,770
    Services to Triaton                                   --             11,250
                                                   -----------      -----------
                                                     2,043,829        1,698,761
Expenses:
    Cost of services                                 1,317,135        1,480,412
    Product development and enhancement                248,602          212,862
    Selling and marketing                              733,154          810,754
    General and administrative                         851,717          962,040
    Non-cash charges                                    10,416             --
                                                   -----------      -----------
                                                     3,161,024        3,466,068
                                                   -----------      -----------

Operating loss                                      (1,117,195)     $(1,767,307)
                                                   -----------      -----------

Other income (expense), net                           (319,317)         (14,384)
                                                   -----------      -----------

Loss before income taxes                           $(1,436,512)     $(1,781,691)
                                                   ===========      ===========

      (1) - Restated to reflect the integration of data mapping into the ICC.NET segment.

INTERNET COMMERCE CORPORATION


      Revenue - ICC.NET - Revenue related to our ICC.NET service was 72% of consolidated revenue for the quarter ended January 31, 2003 ("2003 Quarter"). Total ICC.NET revenue increased $345,000 in the 2003 Quarter from the quarter ended January 31, 2002 ("2002 Quarter"), or approximately 20%. VAN services revenue increased $444,000, or approximately 31%, in the 2003 Quarter from the 2002 Quarter due to an increase in customers from approximately 475 at October 2001 to over 700 at January 2003, as well as to an increase in VAN traffic. Mapping revenue decreased $87,000, or approximately 36%, in the 2003 Quarter from the 2002 Quarter due primarily to the continued slowdown in the economy. The 2002 Quarter included $11,000 of fees from Triaton GmbH, a subsidiary of ThyssenKrupp Information Services GmbH, under an agreement dated July 25, 2001. No such fees were recognized in the 2003 Quarter.

      Cost of services - ICC.NET - Cost of services relating to our ICC.NET service was 64% of revenue derived from the ICC.NET service in the 2003 Quarter, compared to 87% of revenue in the 2002 Quarter. Cost of services related to our ICC.NET service consists primarily of salaries and employee benefits, connectivity fees, amortization and rent. The total decrease in cost of services of $163,000 in the 2003 Quarter from the 2002 Quarter was primarily the result of a reduction of costs relating to salary and benefits of $140,000 attributable to product development personnel who were temporarily assigned to cost of services in the 2002 Quarter. These personnel were used to implement alternative connectivity solutions for the ICC.NET service when GXS and Sterling disconnected our service from their networks during fiscal 2002. In addition, salaries and benefits decreased $30,000 due to a reduction of personnel to 29 at the end of the 2003 Quarter from 32 at the end of the 2002 Quarter. However, these savings were partially offset by an increase in connectivity and communications fees of $84,000 in the 2003 Quarter from the 2002 Quarter. The increase in connectivity fees was primarily due to additional fees incurred to offer our customers and their trading partners alternative connectivity when GXS and Sterling disconnected our service from their networks. In addition, amortization and depreciation decreased $69,000 in the 2003 Quarter primarily due to capitalized software costs becoming fully amortized as of July 31, 2002. Consulting costs decreased $12,000 in the 2003 Quarter from the 2002 Quarter. Cost of services relating to VAN services decreased to $950,000 in the 2003 Quarter from $1,039,000 in the 2002 Quarter. Cost of services relating to the Mapping Services decreased to $367,000 in the 2003 Quarter from $441,000 in the 2002 Quarter. We anticipate that our ICC.NET cost of services will decline as a percentage of revenue in future periods due to increased utilization of our existing communications infrastructure as we expect the use of our ICC.NET service to increase.

      Product development and enhancement - ICC.NET - Product development and enhancement costs relating to our ICC.NET service consist primarily of salaries and employee benefits. The increase of $36,000 in the 2003 Quarter over the 2002 Quarter was primarily attributable to a decrease of $140,000 of salaries and benefits of product development personnel who had been temporarily assigned to cost of services during the 2002 Quarter. The personnel were utilized to implement alternative connectivity solutions for the ICC.NET service when GXS and Sterling disconnected our service from their networks during fiscal 2002. The prior year allocation was partially offset by a decrease of $94,000 in salaries and employee benefits as a result of reducing staffing to 8 employees in the 2003 Quarter from 13 employees in the 2002 Quarter.

      Selling and marketing - ICC.NET - Selling and marketing expenses relating to our ICC.NET service consist primarily of salaries and employee benefits, advertising, trade show costs and travel-related costs. Selling and marketing expenses related to our ICC.NET service decreased $78,000 in the 2003 Quarter from the 2002 Quarter. Advertising and trade show costs were reduced $52,000 because we attended fewer trade shows and placed less print advertisements. Travel & entertainment expense increased $20,000 due to increased travel in the 2003 Quarter. For cost reduction purposes, the sales function was consolidated and is now performed by ICC.NET personnel. Commencing in the 2003 Quarter, a portion of the cost of our sales force was allocated to the Professional Services segment based on the level of effort utilized in selling Professional Services products.

      General and administrative - ICC.NET - General and administrative expenses supporting our ICC.NET service consist primarily of salaries and employee benefits, facility costs, legal and professional fees and depreciation. General and administrative costs supporting our ICC.NET service decreased $110,000 in the 2003 Quarter. Salary and benefits decreased $91,000 in the 2003 Quarter from the 2002 Quarter. For cost reduction purposes, the Company's executive management, human resources, accounting and finance functions for all segments of the Company were consolidated and are now performed by ICC.NET personnel. Commencing in the 2003 Quarter, ICC.NET began allocating the cost of executive management, human resources, accounting and finance tasks to the segments based on the level of service provided to each segment. As a result of this allocation, ICC.NET

INTERNET COMMERCE CORPORATION


salaries and benefits decreased in the 2003 Quarter. Depreciation and amortization decreased $46,000 in the 2003 Quarter primarily as a result of fewer assets being acquired and more assets becoming fully depreciated. Legal and professional fees decreased $26,000 and other miscellaneous expenses increased $60,000 in the 2003 Quarter.

      Non-Cash charges - ICC.NET - Non-cash charges of $10,000 in the 2003 quarter relate to common stock to be issued to non-employee members of our board of directors as compensation for 2003 directors' fees.

      Other income (expenses) - ICC.NET - Other expense increased $305,000 in the 2003 Quarter compared to the 2002 Quarter. We recorded an impairment charge of $318,000 in the 2003 Quarter for the write down of available-for-sale marketable securities due to an other than temporary decline in value.

Results of Operations - Service Bureau

      Our service bureau manages and translates the data of small and mid-sized companies that exchange EDI data with large companies and provides various EDI and UPC (universal product code) services. Our service bureau also licenses EDI software. The following table summarizes operating results for our service bureau for the three months ended January 31, 2003 and 2002:

                                                           Three Months Ended
                                                              January 31,
                                                      -------------------------
                                                         2003           2002
                                                      ---------       ---------
Revenue:
    Services                                          $ 389,858       $ 378,804
                                                      ---------       ---------

Expenses:
    Cost of services                                    183,493         218,804
    Product development and enhancement                  46,787          41,726
    Selling and marketing                                57,131          32,106
    General and administrative                          141,236         133,649
                                                      ---------       ---------
                                                        428,647         426,285
                                                      ---------       ---------

Operating income (loss)                                 (38,789)        (47,481)
                                                      ---------       ---------

Other income, net                                          --              --
                                                      ---------       ---------

Income (loss) before income taxes                     $ (38,789)      $ (47,481)
                                                      =========       =========


      Revenue - Service Bureau - Revenue related to our service bureau was 14% of our consolidated revenue in the 2003 and 2002 Quarters. The service bureau's revenue was primarily generated from services performed, customer support and licensing fees. The increase in revenue of $11,000 or 3% was primarily the result of new customer acquisitions in the Service Bureau's core translation business.

      Cost of services - Service Bureau - Cost of services relating to our service bureau was 47% of revenue derived from the service bureau in the 2003 Quarter, compared to 58% of revenue derived from the service bureau in the 2002 Quarter. Cost of services related to our service bureau consists primarily of salaries and employee benefits and rent. Cost of services relating to our service bureau decreased $35,000 in the 2003 Quarter from the 2002 Quarter. This decrease consists primarily of a decrease in salaries and employee benefits of $14,000 due to a reduction in personnel to 14 at the end of the 2003 Quarter from 17 at the end of the 2002 Quarter, and a decrease of $12,000 in consulting fees relating to a decrease in the use of consultants for customer service/support and data entry services in the 2003 Quarter compared to the 2002 Quarter.

      Product development and enhancement - Service Bureau - Product development and enhancement costs consist primarily of salaries and employee benefits.

INTERNET COMMERCE CORPORATION


      Selling and marketing - Service Bureau - Selling and marketing expenses relating to our service bureau consist primarily of salaries and employee benefits. This increase of $25,000 in the 2003 Quarter from the 2002 Quarter was primarily due to an increase in staffing of one person and commissions.

      General and administrative - Service Bureau - General and administrative expenses relating to our service bureau consist primarily of salaries and employee benefits, depreciation, rent, telephone and office expenses. The increase of $8,000 in the 2003 Quarter from the 2002 Quarter is primarily attributable to an increase of $45,000 in general and administrative support staff salary and benefits allocated by ICC.NET to the Service Bureau segment in the 2003 Quarter. See "General and administrative - ICC.NET" above for a discussion of the allocation of general and administrative expenses among segments. This was offset by a decrease in Service Bureau salaries and employee benefits of $35,000 due to a reduction in personnel to 3 at the end of the 2003 Quarter from 5 at the end of the 2002 Quarter.

Results of Operations - Professional Services

      Our Professional Services segment provides comprehensive business-to-business electronic commerce solutions including electronic commerce infrastructure solutions. Our Professional Services segment also conducts a series of product-independent one-day EDI seminars for electronic commerce users. The following table summarizes operating results for our professional services for the three months ended January 31, 2003 and 2002:


                                                          Three Months Ended
                                                             January 31,
                                                     --------------------------
                                                        2003           2002 (1)
                                                     ---------        ---------
Revenue:
    Services                                         $ 403,719        $ 612,034
                                                     ---------        ---------

Expenses:
    Cost of services - recurring                       428,384          447,417

    Impairment of software inventory                   248,077             --
                                                     ---------        ---------
      Total cost of services                           676,461          447,417
    Selling and marketing                               31,803           81,857
    General and administrative                         102,394          198,772
    Non-cash charges for stock-based
      compensation and services                           --             58,040
                                                     ---------        ---------
                                                       810,658          786,086
                                                     ---------        ---------

Operating loss                                        (406,939)        (174,052)

Other expense, net                                      (4,330)         (18,756)
                                                     ---------        ---------

Loss before income taxes                             $(411,269)       $(192,808)
                                                     =========        =========

(1) Restated to reflect the integration of data mapping into the ICC.NET segment.

      Revenue - Professional Services - Revenue related to professional services was 14% of the 2003 Quarter consolidated revenue. Revenue generated from professional services consists of consulting and educational services. As a result of the continued slowdown in the economy, which has resulted in a decrease in capital expenditures for information technology and related services, revenue from all of our professional services decreased $208,000 in 2003 from 2002.

      Cost of services - Professional Services - Total cost of services relating to professional services was 168% of revenue derived from professional services in the 2003 Quarter, compared to 73% of revenue in the 2002 Quarter. Cost of services related to our professional services consists primarily of salaries and employee benefits and contract labor. Recurring cost of services related to professional services decreased $19,000 in 2003. Salaries and employee benefits relating to our professional services decreased $61,000 in the 2003 Quarter from the 2002 Quarter due to a reduction in the workforce to 10 employees in the 2003 Quarter from 15 employees in the 2002 Quarter. Consulting costs decreased $50,000 directly resulting from a the decline in revenues in the 2003 Quarter from the 2002 Quarter. The impairment of software inventory of $248,000 in the 2003 Quarter represents an impairment for

INTERNET COMMERCE CORPORATION


software inventory held by Professional Services due to insufficient historical and projected revenue from these products to support the recoverability of its carrying value.

      Selling and marketing - Professional Services - Selling and marketing expenses relating to our professional services consist primarily of salaries and employee benefits. Selling and marketing expenses related to our professional services were reduced $50,000 in the 2003 Quarter from the 2002 Quarter. The decrease in selling and marketing expenses was primarily attributable to a decrease in salaries and benefits of $25,000 in the 2003 Quarter. See "Selling and marketing - ICC.NET" above for a discussion of the allocation of selling and marketing expenses among segments. In addition, rent, travel costs and office expense decreased $11,000, $9,000 and $5,000, respectively, in the 2003 Quarter due to cost cutting measures.

      General and administrative - Professional Services - General and administrative expenses supporting our professional services consist primarily of salaries and employee benefits, rent, depreciation, amortization and telephone charges. General and administrative costs supporting our professional services decreased $96,000 in the 2003 Quarter from the 2002 Quarter. The decrease was partially attributable to a decrease in salary and benefits of $53,000 primarily due to a reduction of personnel to 6 in the 2003 Quarter from 10 in the 2002 Quarter. See "General and administrative - ICC.NET" above for a discussion of the allocation of general and administrative expenses among segments. Additionally, rent expense decreased $29,000 as a result of the renegotiation of our lease and a reduction in office space in our existing facility. In addition, depreciation and amortization decreased $6,000 and office related expenses decreased $5,000.

      Non-cash charges - Professional Services - Non-cash charges in the 2002 Quarter consisted of stock-based compensation expense related to our assumption of unvested restricted shares issued to RTCI employees in connection with our acquisition of RTCI.

Six Months Ended  January 31, 2003  Compared with Six Months Ended January 31,
2002.

Results of Operations - Consolidated

      The following table reflects consolidated operating data by reported segments. All significant intersegment activity has been eliminated. Accordingly, the segment results below exclude the effect of transactions with our subsidiary.

                                                          Six Months Ended
                                                             January 31,
                                                   ----------------------------
Consolidated loss before income taxes:                  2003            2002
                                                   ------------     -----------

ICC.NET                                              (2,420,225)     (3,169,593)
Service Bureau                                           44,482         (61,575)
Professional Services                                  (492,093)       (895,868)
                                                   ------------     -----------
Consolidated loss before income taxes                (2,867,836)     (4,127,036)
                                                   ============     ===========

INTERNET COMMERCE CORPORATION


Results of Operations - ICC.NET

      The following table summarizes operating results for our ICC.NET service for the six months ended January 31, 2003 and 2002:

                                                         Six Months Ended
                                                            January 31,
                                                   ----------------------------
                                                       2003           2002 (1)
                                                   -----------      -----------
Revenue:

    VAN Services                                   $ 3,834,517      $ 2,941,867
    Mapping Services                                   328,393          708,150
    Services to Triaton                                   --             78,875
                                                   -----------      -----------
                                                     4,162,910        3,728,892
Expenses:
    Cost of services                                 2,573,542        2,928,796
    Product development and enhancement                478,821          412,166
    Selling and marketing                            1,417,466        1,621,906
    General and administrative                       1,768,984        1,988,545
    Non-cash charges                                    10,416             --
                                                   -----------      -----------
                                                     6,249,229        6,951,413
                                                   -----------      -----------

Operating loss                                      (2,086,319)      (3,222,521)
                                                   -----------      -----------

Other income (expense), net                           (333,906)          52,928
                                                   -----------      -----------

Loss before income taxes                           $(2,420,225)     $(3,169,593)
                                                   ===========      ===========


      (1) - Restated to reflect the integration of data mapping into the ICC.NET segment.

      Revenue - ICC.NET - Revenue related to our ICC.NET service was 71% of consolidated revenue for the six months ended January 31, 2003 ("2003 Six Months"). Total ICC.NET revenue increased $434,000 in the 2003 Six Months from the six months ended January 31, 2002 ("2002 Six Months"), or approximately 12%. VAN services revenue increased $893,000, or approximately 30%, in the 2003 Six Months from the 2002 Six Months due to an due to an increase in customers from approximately 450 at July 2001 to over 700 at January 2003, as well as an increase in VAN traffic. Mapping revenue decreased $380,000, or approximately 54%, in the 2003 Six Months from the 2002 Six Months due primarily to the continued slowdown in the economy. The 2002 Six Months included $79,000 of fees from Triaton GmbH, a subsidiary of ThyssenKrupp Information Services GmbH, under an agreement dated July 25, 2001. No such fees were recognized in the 2003 Six Months.

      Cost of services - ICC.NET - Cost of services relating to our ICC.NET service was 62% of revenue derived from the ICC.NET service in the 2003 Six Months, compared to 79% of revenue in the 2002 Six Months. Cost of services related to our ICC.NET service consist primarily of salaries and employee benefits, connectivity fees, amortization and rent. The total decrease in cost of services of $355,000 in the 2003 Six Months from the 2002 Six Months was primarily the result of a reduction of costs for salaries and employee benefits of $192,000 due to a reduction of personnel to 29 at the end of the 2003 Six Months from 35 at the end of the 2002 Six Months. In addition, there was a reduction in costs relating to salary and benefits of $264,000 attributable to product development personnel who were temporarily assigned to cost of services during fiscal 2002. These personnel were used to implement alternative connectivity solutions for the ICC.NET service when GXS and Sterling disconnected our service from their networks during 2002. However, these savings were partially offset by an increased cost for connectivity fees of $214,000 in the 2003 Six Months from the 2002 Six Months. The increase in connectivity fees was primarily due to additional fees incurred to offer our customers and their trading partners alternative connectivity when GXS and Sterling disconnected our service from their networks. In addition, consulting cost increased $10,000 due to a reduction in personnel in the 2003 Six Months from the 2002 Six Months. Amortization decreased $128,000 in the 2003 Six Months primarily due to capitalized software costs becoming fully amortized as of July 31, 2002. Cost of services relating to VAN services decreased to $1,865,000 in the 2003 Six Months from $1,973,000 in the 2002 Six Months. Cost of services relating to the mapping services decreased to $708,000 in the 2003 Six Months from $956,000 in the 2002 Six Months. Cost of services relating to Triaton was $39,000 in the 2002 Six Months compared to no costs in the 2003 Six Months. We anticipate that our ICC.NET cost of services

INTERNET COMMERCE CORPORATION


will decline as a percentage of revenue in future periods due to increased utilization of our existing communications infrastructure as we expect the use of our ICC.NET service to increase.

      Product development and enhancement - ICC.NET - Product development and enhancement costs relating to our ICC.NET service consist primarily of salaries and employee benefits. The increase of $67,000 in the 2003 Six Months over the 2002 Six Months was primarily attributable to a decrease of $259,000 of salaries and benefits of product development personnel who had been temporarily assigned to cost of services during the 2002 Quarter. The personnel were utilized to implement alternative connectivity solutions for the ICC.NET service when GXS and Sterling disconnected our service from their networks during fiscal 2002. The prior year allocation was partially offset by a decrease of $187,000 in salaries and employee benefits as a result of reducing staffing to 8 employees in the 2003 Six Months from 12 employees in the 2002 Six Months.

      Selling and marketing - ICC.NET - Selling and marketing expenses relating to our ICC.NET service consist primarily of salaries and employee benefits, advertising and trade show costs and travel-related costs. Selling and marketing expenses related to our ICC.NET service were reduced $204,000 in the 2003 Six Months from the 2002 Six Months. Advertising and trade show costs were reduced $119,000 because we attended fewer trade shows and placed less print advertisements. In addition, salary and benefits decreased $119,000 in the 2003 Six Months, partially offset by an increase in travel related costs of $44,000 due to increased marketing efforts. For cost reduction purposes, the sales function was consolidated and is now performed by ICC.NET personnel. Commencing in the 2003 Quarter, a portion of the cost of our sales force were allocated to the Professional Services segment based on the level of effort utilized in selling Professional Services products.

      General and administrative - ICC.NET - General and administrative expenses supporting our ICC.NET service consist primarily of salaries and employee benefits, facility costs, legal and professional fees and depreciation. General and administrative costs supporting our ICC.NET service decreased $220,000 in the 2003 Six Months. Legal and professional fees decreased $130,000 in the 2003 Six Months primarily due to higher fees for legal advice and services in the 2002 Six Months relating to our disconnection from other VAN's, partially offset by the reimbursement of legal fees pursuant to our success in a certain arbitration. Also, depreciation and amortization decreased $91,000 in the 2003 Six Months primarily as a result of fewer assets being acquired and more assets becoming fully depreciated. These decreases were partially offset by increases in salary and employee benefits of $29,000. For cost reduction purposes, the Company's executive management, human resources, accounting and finance functions were consolidated and are now performed by ICC.NET personnel. Commencing in the 2003 Quarter, ICC.NET began allocating the cost of executive management, human resources, accounting and finance tasks to the segments based on the level of services provided to each segment.

      Non-Cash charges - ICC.NET - Non-cash charges of $10,000 in the 2003 Six Months relate to common stock to be issued to non-employee members of our board of directors members as compensation for 2003 directors' fees.

      Other income (expenses) - ICC.NET - Other expense increased $387,000 in the 2003 Six Months compared the 2002 Six Months. We recorded an impairment charge of $318,000 in the 2003 Six Months for the write down of available-for-sale marketable securities due to a other than temporary decline in value.

INTERNET COMMERCE CORPORATION


Results of Operations - Service Bureau

      The following table summarizes operating results for our Service Bureau for the six months ended January 31, 2003 and 2002:

                                                           Six Months Ended
                                                              January 31,
                                                       ------------------------
                                                          2003          2002
                                                       ---------      ---------
Revenue:
    Services                                           $ 855,895      $ 798,392
                                                       ---------      ---------

Expenses:
    Cost of services                                     385,566        455,045
    Product development and enhancement                   76,967         87,163
    Selling and marketing                                 92,325         61,266
    General and administrative                           256,555        256,493
                                                       ---------      ---------
                                                         811,413        859,967
                                                       ---------      ---------

Operating income (loss)                                   44,482        (61,575)
                                                       ---------      ---------

Other income, net                                           --             --
                                                       ---------      ---------

Income (loss) before income taxes                      $  44,482      $ (61,575)
                                                       =========      =========


      Revenue - Service Bureau - Revenue related to our Service Bureau was 15% of our consolidated revenue in the 2003 Six Months compared to 14% of consolidated revenue in the 2002 Six Months. The service bureau's revenue was primarily generated from services performed, customer support and licensing fees. The increase in revenue of $58,000 was primarily the result of new customer acquisitions in the Service Bureau's core translation business.

      Cost of services - Service Bureau - Cost of services relating to our Service Bureau was 45% of revenue derived from the service bureau in the 2003 Six Months, compared to 57% of revenue derived from the service bureau in the 2002 Six Months. Cost of services related to our service bureau consists primarily of salaries and employee benefits and rent. Cost of services decreased $69,000 in the 2003 Six Months. This decrease in cost of services was primarily the result of a $53,000 decrease in the use of consultants for customer service support and data entry services, and a decrease in cost of goods sold of $16,000 relating to software sales, which decreased in the 2003 Six Months from the 2002 Months.

      Product development and enhancement - Service Bureau - Product development and enhancement costs consist primarily of salaries and employee benefits. Product development and enhancement costs incurred by our service bureau decreased $10,000 in the 2003 Six Months from the 2002 Six Months. The decrease was primarily attributable to a decrease in salaries and employee benefits of $12,000 as a result of reduced staffing and a decrease in rent of $7,000 in the 2003 Six Months. This decrease in salaries and benefits was partially offset by a $10,000 decrease in allocations to the cost of services department in the 2003 Six Months from the 2002 Six Months resulting from the temporary assignment of certain individuals in the 2002 Six Months to cost of services functions.

      Selling and marketing - Service Bureau - Selling and marketing expenses relating to our service bureau consist primarily of salaries and employee benefits and rent. Selling and marketing increased $31,000 in the 2003 Six Months primarily due to an increase in salaries and employee benefits of $29,000, and a $2,000 increase in rent in the 2003 Six Months.

INTERNET COMMERCE CORPORATION


      General and administrative - Service Bureau - General and administrative expenses relating to our service bureau consist primarily of salaries and employee benefits, depreciation, rent, telephone and office expenses. Salaries decreased $53,000 in the 2003 Six Months from the 2002 Six Months as a result of a staff reduction to 3 employees in the 2003 Six Months from 5 employees in the 2002 Six Months. This was offset by an increase of $45,000 in general and administrative support staff salary and benefits allocated by ICC.NET to the Service Bureau in the 2003 Six Months. See "General and administrative - ICC.NET" above for a discussion of the allocation of general and administrative expenses among segments.

Results of Operations - Professional Services

      The following table summarizes operating results for our professional services for the six months ended January 31, 2003 and 2002:

                                                         Six Months Ended
                                                            January 31,
                                                   ----------------------------
                                                       2003           2002 (1)
                                                   -----------      -----------
Revenue:
    Services                                       $   868,377      $ 1,208,243
                                                   -----------      -----------
Expenses:
    Cost of services - recurring                       848,429        1,245,249
    Impairment of software inventory                   248,077             --
                                                   -----------      -----------
      Total cost of  services                        1,096,506        1,245,249
    Selling and marketing                               75,826          217,102
    General and administrative                         179,950          409,244
    Non-cash charges for stock-based                      --            190,019
compensation and services
                                                   -----------      -----------
                                                     1,352,282        2,061,614
                                                   -----------      -----------

Operating loss                                        (483,905)        (853,371)

Other expense, net                                      (8,188)         (42,497)
                                                   -----------      -----------

Loss before income taxes                           $  (492,093)     $  (895,868)
                                                   ===========      ===========

(1) Restated to reflect the integration of data mapping into the ICC.NET segment.

      Revenue - Professional services - Revenue related to professional services was 15% of the 2003 Six Months consolidated revenue as compared to 21% of consolidated revenue in the 2002 Six Months. Revenue generated from professional services consists of consulting and educational services. As a result of the continued slowdown in the economy, which has resulted in a decrease in capital expenditures for information technology and related services, revenue from our professional services decreased $340,000 in 2003 from 2002.

      Cost of services - Professional Services - Total cost of services relating to professional services was 126% of revenue derived from professional services in the 2003 Six Months, compared to 103% of revenue in the 2002 Six Months. Cost of services related to our professional services consists primarily of salaries and employee benefits, and contract labor. Recurring cost of services related to professional services decreased $397,000 in 2003. This was primarily attributable to a decrease in salaries and employee benefits of $107,000 due to a reduction in the workforce to 10 employees in the 2003 Six Months from 14 employees in the 2002 Six Months and a decrease in billable consulting costs of $235,000 in the 2003 Six Months compared to the 2002 Six Months due to a decrease in demand for our services. Costs for rental of space for educational seminars decreased $66,000 and other costs decreased $44,000 in the 2003 Six Months compared to the 2002 Six Months. Further, software costs decreased $25,000 in the 2003 Six Months due to cost reduction measures. Impairment of software inventory of $248,000 in the 2003 Six Months represents an impairment for software inventory held by Professional Services due to insufficient historical and projected revenue from these products to support the recoverability of its carrying value.

INTERNET COMMERCE CORPORATION


      Selling and marketing - Professional Services - Selling and marketing expenses relating to our professional services consist primarily of salaries and employee benefits. Selling and marketing expenses related to our professional services were reduced $141,000 in the 2003 Six Months from the 2002 Six Months. The decrease in selling and marketing expenses was primarily attributable to a decrease in salaries and benefits of $78,000 in the 2003 Six Months. See "Selling and marketing - ICC.NET" above for a discussion of the allocation of selling and marketing expenses among segments. Additionally, severance payments decreased $21,000 in the 2003 Six Months from the 2002 Six Months. In addition, trade shows and advertising decreased $16,000 in the 2003 Six Months from the 2002 Six Months due to cost reduction measures.

      General and administrative - Professional Services - General and administrative expenses supporting our professional services consist primarily of salaries and employee benefits, rent, depreciation, amortization and telephone charges. General and administrative costs supporting our professional services decreased $229,000 in the 2003 Six Months from the 2002 Six Months. The decrease was partially attributable to decreased rent expense of $136,000 as a result of the renegotiation of our lease to reduce office space in our existing facility. In addition, salary and benefits decreased $129,000 primarily due to a reduction in personnel to 6 in the 2003 Six Months from 9 in the 2002 Six Months. See "General and administrative - ICC.NET" above for a discussion of the allocation of general and administrative expenses among segments.

      Non-cash charges - Professional Services - Non-cash charges in the 2002 Six Months consisted of stock-based compensation expense related to assumed unvested restricted shares issued to RTCI employees in connection with our acquisition of RTCI.

Liquidity and Capital Resources

      Our principal sources of liquidity, which consist of cash and cash equivalents and marketable securities, decreased to $1,315,000 as of January 31, 2003 from $2,219,000 as of July 31, 2002. We believe these resources, and the commitment by certain existing investors to provide up to a maximum of $1,000,000 in additional funding to the Company, if required, should provide us with sufficient liquidity to continue in operation through July 31, 2003.

      We anticipate that we will achieve positive cash flow from operations for our fiscal quarter ending July 31, 2003. However, if our revenues do not increase as anticipated or if our expenses increase more than anticipated due to competitive or other factors described under the heading "Risk Factors" in our annual report on Form 10-K for the year ending July 31, 2002, we may not achieve positive cash flow from operations as anticipated. Thus, we may need to undertake additional cost reduction activities or raise additional capital.

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

      In the October 2001 private placement, we sold 1,159,716 shares of class A common stock and warrants to purchase 347,915 additional shares of class A common stock for gross proceeds of $3,189,219. The warrants expire in October 2006 and are exercisable at $3.58 per share, subject to adjustment pursuant to customary antidilution adjustments for stock splits, dividends and combinations. The warrants are redeemable at our option for $0.10 per warrant if the closing bid price of our class A common stock is at least 200% of the exercise price of the warrants for 30 consecutive trading days. In connection with the private placement, the Company incurred fees of $152,511, of which $35,000 has been paid in cash and $117,511 was paid by issuing warrants to purchase 50,000 shares of class A common stock. The warrants have substantially the same terms and conditions as the warrants issued in the private placement.

INTERNET COMMERCE CORPORATION


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

Consolidated Working Capital

      Consolidated working capital decreased to $1,033,000 at January 31, 2003 from $2,622,000 at July 31, 2002. This decrease is due to a $1,553,000 decrease in accounts receivable, primarily attributable to the collection of $1,500,000 from Triaton, and to a decrease in prepaid expenses of $315,000, offset by a decrease of $865,000 in accounts payable and accrued expenses as well as continued operating losses during the 2003 Six Months. Our cash and marketable securities decreased $903,000 at January 31, 2003 compared to July 31, 2002.

Analysis of Cash Flows

      Cash used in operating activities decreased to ($735,000) in the 2003 Six Months compared to ($3,633,000) used in operations in the 2002 Six Months. The decrease in 2003 is primarily the result of a decrease in accounts receivable due to collection of $1,500,000 from Triaton in October 2002 and a decrease in operating expenses resulting from cost reduction measures. The Company believes that its negative cash flows from operations in the quarter ending April 30, 2003 will be significantly reduced from the quarter ending January 31, 2003 and the Company will achieve positive cash flow from operations for the quarter ending July 31, 2003. See "Liquidity and Capital Resources."

INTERNET COMMERCE CORPORATION


      Cash used in investing activities increased to ($5,000) in the 2003 Six Months from $148,000 provided by investing activities in the 2002 Six Months. The 2003 Six Months was primarily the result of $55,000 of proceeds from the sales of marketable securities offset by purchases of property and equipment and capitalized software. Cash provided by investing activities in the 2002 Six Months was primarily the result of $247,000 of proceeds from the sale of marketable securities offset by investments in capitalized software in the amount of $135,000.

      Cash used in financing activities was $102,000 in the 2003 Six Months compared to cash provided by financing activities of $3,222,000 in the 2002 Six Months. The $102,000 expenditure in 2003 was the result of payments on capital leases. Cash provided by financing activities in 2002 was primarily due to the net proceeds of $3,107,000 from the October 2001 private placement.

Recent Accounting Pronouncements

      In July 2001, the Financial Accounting Standard Board ("FASB') issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"), which requires the recognition of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the carrying amount of the related long-lived asset is correspondingly increased. Over time, the liability is accreted to its present value and the related capitalized charge is depreciated over the useful life of the asset. SFAS 143 is effective for fiscal years beginning after June 15, 2002. Management adopted this standard on August 1, 2002. The adoption of this standard did not have a significant impact on the Company's consolidated financial position or results of operations.

      In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"). SFAS 144 retains the requirements of SFAS 121 to recognize an impairment loss only if the carrying value of a long-lived asset is not recoverable from its estimated undiscounted cash flows and to measure an impairment loss as the difference between the carrying value and fair value of the asset, but it establishes new standards for long-lived assets to be disposed of. The provisions of SFAS 144 are effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS 144 on August 1, 2002. The adoption of this standard did not have a significant impact on the Company's consolidated financial position or results of operations.

      In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"). SFAS 146 will supersede Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that costs associated with an exit or disposal plan be recognized when incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company adopted SFAS 146 on January 1, 2003. The adoption of this standard did not have a significant impact on the Company's consolidated financial position or results of operations.

      In November 2002, the FASB issued Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others" which elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company has provided information regarding commitments and contingencies relating to guarantees in note 10 of the notes to the consolidated financial statements included herein.

INTERNET COMMERCE CORPORATION


      In November 2002, the EITF reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which the vendor will perform multiple revenue generating activities. The EITF will be effective for fiscal years beginning after June 15, 2003. Management believes that the adoption of this consensus will not have a significant impact on the Company's consolidated financial position or results of operations.

      In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123" ("SFAS 148"). SFAS 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") to provide alternative methods to account for the transition from the intrinsic value method of recognition of stock-based employee compensation in accordance with Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" to the fair value recognition provisions under SFAS 123. SFAS 148 provides two additional methods of transition and will no longer permit the SFAS 123 prospective method to be used for fiscal years beginning after December 15, 2003. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the pro forma effects had the fair value recognition provisions of SFAS 123 been used for all periods presented. The Company is required to adopt the disclosure provisions of SFAS 148 in the third quarter of fiscal 2003. The adoption of SFAS 148 is not expected to have a significant impact on the Company's results of operations and financial position.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

      Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of cash and accounts receivable. The Company places its excess cash in money-market instruments with institutions of high credit-quality. All accounts receivable are unsecured. The Company believes that any credit risk associated with receivables is minimal due to the number and credit worthiness of its customers. Under the Company's current policies, the Company does not use interest rate derivatives instruments to manage exposure to interest rate changes.

Item 4: Controls and Procedures

      (a) Based on their evaluation of our disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Exchange
Act) as of a date within 90 days prior to the filing of this Quarterly Report on Form 10-Q (the "Evaluation Date"), the Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures are effective and ensure that all material information relating to the Company required to be included in the Company's reports filed or submitted under the Exchange Act is made known to them on a timely basis.

      (b) Since the Evaluation Date, there were no significant changes in our internal controls or in other factors that could significantly affect such controls.

PART II.  OTHER INFORMATION

Item 1: Legal Proceedings

        None.

Item 2: Changes in Securities and Use of Proceeds

        None.

Item 3: Defaults Upon Senior Securities

        None.

Item 4: Submission of Matters to a Vote of Security Holders

     The 2002 Annual Meeting of the Stockholders of the Company was held on January 13, 2003. For more information on the following proposals, reference is made to the Company's proxy statement dated December 6, 2002. The following items were voted upon and passed:

     Election of Director. The stockholders elected the following Class I director for a term of three years expiring at the third succeeding annual meeting of stockholders in 2005:

                                         Number of Shares
        Name                           For             Against
        ----                           ---             -------

        Richard J. Berman           9,826,911          353,564

     Ratification and Appointment of Deloitte & Touche LLP as the Company's Independent Public Accountants. The appointment of Deloitte & Touche LLP as the Company's independent public accountants for the fiscal year ending July 31, 2003 was ratified.

             For             Against       Abstentions
             ---             -------       -----------

          10,083,219         48,783          48,473

Item 5: Other Information

      None.


Item 6: Exhibits and Reports on Form 8-K

(a) Exhibits.

      99.1 Certification of G. Michael Cassidy, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      99.2 Certification of Walter M. Psztur, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)   Reports on Form 8-K

       None.

                                   SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 17, 2003

                                    INTERNET COMMERCE CORPORATION


                                    by: /s/ G. Michael Cassidy
                                       ----------------------------------
                                       G. Michael Cassidy
                                       President and Chief Executive Officer


                                    by: /s/ Walter M. Psztur
                                       ----------------------------------
                                       Walter M. Psztur
                                       Chief Financial Officer

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

Dated: March 17, 2003

By: /s/ G. Michael Cassidy
   -----------------------------
   G. Michael Cassidy
   President and Chief Executive Officer

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

Dated: March 17, 2003

By: /s/ Walter M. Psztur
   ------------------------
   Walter M. Psztur
   Chief Financial Officer