Form 10-Q
period 2003-04-30
INTERNET COMMERCE CORP
filed 2003-06-18
CIK 894738

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                  -------------


|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended April 30, 2003


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


                          805 Third Avenue, 9th Floor
                                 (212) 271-7640
              (Registrant's telephone number, including area code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes |X|   No |_|

Indicate by check mark whether the registrant is an accelerated filer (as
defined by Rule 12b-2 of the Exchange Act). Yes |_|   No |X|

As of June 18, 2003 the registrant had outstanding 13,757,109 shares of Class A Common Stock.

                          INTERNET COMERCE CORPORATION

                               INDEX TO FORM 10-Q

                                                                            PAGE
                                                                            ----

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

   Consolidated balance sheets as of April 30, 2003 (unaudited)
      and July 31, 2002...................................................    3

   Consolidated statements of operations and comprehensive loss for the three and nine months ended April 30, 2003
      (unaudited) and April 30, 2002 (unaudited)..........................    4

   Consolidated statements of cash flows for the nine months
      ended April 30, 2003 (unaudited) and April 30, 2002
      (unaudited).........................................................    5

   Notes to consolidated financial statements (unaudited).................    6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations...............................   19

Item 3. Quantitative and Qualitative Disclosures About Market Risk........   36

Item 4. Controls and Procedures...........................................   36

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings................................................   37

Item 2.  Changes in Securities and Use of Proceeds........................   37

Item 3.  Defaults Upon Senior Securities..................................   37

Item 4.  Other Information................................................   37

Item 5.  Exhibits and Reports on Form 8-K ................................   37

SIGNATURES................................................................   38

CERTIFICATIONS ...........................................................   39

INTERNET COMMERCE CORPORATION

Consolidated Balance Sheets


                                                                                  April 30,             July 31,
                                                                                    2003                  2002
                                                                                 ------------          -----------
                                                                                 (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                                     $  2,277,542          $  2,087,915
   Marketable securities                                                               76,462               130,691
   Accounts receivable, net of allowance for doubtful
     accounts of $233,611 and $241,684, respectively                                1,742,578             2,976,472
   Prepaid expenses and other current assets                                          264,255               478,070
                                                                                 ------------          ------------
      Total current assets                                                          4,360,837             5,673,148

Restricted cash                                                                       157,103               157,103
Property and equipment, net                                                           707,043             1,151,864
Software development costs, net                                                       162,826               326,588
Goodwill                                                                            2,194,067             2,194,067
Other intangible assets, net                                                        2,390,000             3,107,000
Other assets                                                                           15,301                15,166
                                                                                 ------------          ------------
      Total assets                                                               $  9,987,177          $ 12,624,936
                                                                                 ============          ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                              $    600,715          $    862,090
   Accrued expenses                                                                 1,141,820             1,407,848
   Accrued dividends - preferred stock                                                131,165               231,695
   Deferred revenue                                                                   107,955               164,451
   Capital lease obligation                                                           145,733               181,870
   Other liabilities                                                                  332,084               203,454
                                                                                 ------------          ------------
      Total current liabilities                                                     2,459,472             3,051,408

Capital lease obligation - less current portion                                        78,977               192,298
                                                                                 ------------          ------------
      Total liabilities                                                             2,538,449             3,243,706
                                                                                 ------------          ------------

Commitments and contingencies                                                            --                    --

Stockholders' Equity:
Preferred stock - 5,000,000 shares authorized, including 10,000 shares of series A, 10,000 shares of series C, 250 shares of series D and 175 shares of series S:
  Series C preferred stock - par value $.01 per share, 44.76 votes per share; 10,000 shares issued and outstanding
    (liquidation value of $10,131,165)                                                    100                   100
  Series D preferred stock - par value $.01 per share, 769
    votes per share; 250 shares issued and outstanding (liquidation
    value of $250,000) in 2003                                                              3                  --
Common stock:
     Class A - par value $.01 per share, 40,000,000 shares
       authorized, one vote per share; 13,424,601 and 11,679,964
       shares issued and outstanding, respectively                                    134,246               116,801
Additional paid-in capital                                                         87,054,984            85,401,277
Accumulated deficit                                                               (79,750,791)          (75,808,873)
Accumulated other comprehensive income (loss)                                          10,186              (328,075)
                                                                                 ------------          ------------
      Total stockholders' equity                                                    7,448,728             9,381,230
                                                                                 ------------          ------------

      Total liabilities and stockholders' equity                                 $  9,987,177          $ 12,624,936
                                                                                 ============          ============


                 See notes to consolidated financial statements.

INTERNET COMMERCE CORPORATION

Consolidated Statements of Operations and Comprehensive Loss (unaudited)


                                                                         Three Months Ended              Nine Months Ended
                                                                             April 30,                       April 30,
                                                                   -----------------------------    ----------------------------
                                                                        2003            2002            2003            2002
                                                                   -------------    ------------    ------------    ------------

Revenue:
   Services                                                         $  3,094,232    $  2,724,582    $  8,981,414    $  8,460,108
                                                                    ------------    ------------    ------------    ------------
Expenses:
   Cost of services (excluding non-cash compensation of
    $133,429 for the nine months ended April  30, 2002)                1,920,077       1,863,741       5,727,615       6,492,832
   Impairment of software inventory                                         --              --           248,077            --
   Impairment of capitalized software                                    133,960            --           133,960            --
   Product development and enhancement                                   273,365         230,456         829,153         729,786
   Selling and marketing (excluding non-cash compensation of
    $23,109 for the nine months ended April 30, 2002)                    734,414         922,900       2,320,031       2,823,173
   General and administrative (excluding non-cash
    compensation of  $71,819 for the three months ended
    April 30, 2003 and $82,235 and $33,481 for the nine
    months ended April 30, 2003 and 2002, respectively)                1,028,297       1,510,986       3,233,785       4,165,266
   Non-cash charges for stock-based compensation and
    services                                                              71,819            --            82,235         190,019
                                                                    ------------    ------------    ------------    ------------

                                                                       4,161,932       4,528,083      12,574,856      14,401,076
                                                                    ------------    ------------    ------------    ------------

   Operating loss                                                     (1,067,700)     (1,803,501)     (3,593,442)     (5,940,968)
                                                                    ------------    ------------    ------------    ------------

Other income and (expense):
   Interest and investment income                                            429          11,821           9,618          24,113
   Investment gain (loss)                                                   --            41,761         (19,072)        106,399
   Interest expense                                                       (6,811)         (6,906)        (21,098)        (61,885)
   Impairment of marketable securities                                      --              --          (317,924)           --
   Other income (loss)                                                      --            18,651            --             7,131
                                                                    ------------    ------------    ------------    ------------
                                                                          (6,382)         65,327        (348,476)         75,758
                                                                    ------------    ------------    ------------    ------------

Net loss                                                            $ (1,074,082)   $ (1,738,174)   $ (3,941,918)   $ (5,865,210)

Dividends on preferred stock                                             (97,285)        (98,299)       (299,475)       (263,837)
Beneficial conversion feature for repricing and issuance
  of warrants in warrant exchange offer                                     --          (461,084)           --          (461,084)
Beneficial conversion feature related to series D
  preferred stock                                                       (106,730)           --          (106,730)           --
                                                                    ------------    ------------    ------------    ------------

Loss attributable to common stockholders                            $ (1,278,097)   $ (2,297,557)   $ (4,348,123)   $ (6,590,131)
                                                                    ============    ============    ============    ============

Basic and diluted loss per common share                             $      (0.11)   $      (0.21)   $      (0.37)   $      (0.62)
                                                                    ============    ============    ============    ============

Weighted average number of common shares outstanding -
  basic and diluted                                                   11,998,516      11,163,575      11,818,148      10,655,905
                                                                    ============    ============    ============    ============

COMPREHENSIVE LOSS:
Net loss                                                            $ (1,074,082)   $ (1,738,174)   $ (3,941,918)   $ (5,865,210)
Other comprehensive loss:

   Unrealized gain (loss) - marketable securities                          7,372         (38,027)        (20,337)        (75,165)
    Reclassification for impairment of marketable securities                --              --           317,924            --
                                                                    ------------    ------------    ------------    ------------

Comprehensive loss                                                  $ (1,066,710)   $ (1,776,201)   $ (3,603,657)   $ (5,940,375)
                                                                    ============    ============    ============    ============


                 See notes to consolidated financial statements.

INTERNET COMMERCE CORPORATION

Consolidated Statements of Cash Flows (unaudited)


                                                                                   Nine Months Ended April 30,
                                                                               ------------------------------------
                                                                                    2003                  2002
                                                                               -------------         --------------
Cash flows from operating activities:
 Net loss                                                                      $  (3,941,918)        $  (5,865,210)
 Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization                                                1,263,595             1,635,615
      Bad debt expense                                                                 4,794               161,600
      Realized loss (gain) on sale of marketable securities                           19,072              (106,399)
      Impairment of marketable securities                                            317,924                  --
      Impairment of software inventory                                               248,077                  --
      Impairment of capitalized software                                             133,960                  --
      Gain on sale of property and equipment                                            --                  (8,591)
      Non-cash charges for equity instruments issued for compensation
        and services                                                                  82,235               190,019
      Changes in:
          Accounts receivable                                                      1,229,100               (78,214)
          Prepaid expenses and other assets                                          (34,397)             (120,066)
          Accounts payable                                                          (236,220)               (6,348)
          Accrued expenses                                                          (507,142)             (516,830)
          Deferred revenue                                                           (56,496)             (129,284)
          Other liabilities                                                          (66,867)              (36,228)
                                                                                 -----------           -----------

          Net cash used in operating activities                                   (1,544,283)           (4,879,936)
                                                                                 -----------           -----------

Cash flows from investing activities:
   Capitalization of software development costs                                      (16,333)             (164,256)
   Purchases of property and equipment                                               (55,639)              (46,948)
   Proceeds from sales of property and equipment                                        --                  31,251
   Proceeds from maturity of certificates of deposit                                    --                  62,929
   Proceeds from sales of marketable securities                                       55,494               456,157
                                                                                 -----------           -----------

          Net cash (used in) provided by investing activities                        (16,478)              339,133
                                                                                 -----------           -----------

Cash flows from financing activities:
   Proceeds from issuance of common stock and warrants, net                        1,454,348             3,107,269
   Proceeds from issuance of preferred stock and warrants, net                       250,000                  --
   Proceeds from exercise of employee stock options                                     --                 223,882
   Proceeds from exercise of warrants                                                   --                 602,022
   Subscription received for common stock and warrants                               195,497                  --
   Payments of capital lease obligations                                            (149,457)             (249,993)
                                                                                 -----------           -----------

          Net cash provided by financing activities                                1,750,388             3,683,180
                                                                                 -----------           -----------

Net increase (decrease) in cash and cash equivalents                                 189,627              (857,623)

Cash and cash equivalents, beginning of period                                     2,087,915             2,223,487
                                                                                 -----------           -----------

Cash and cash equivalents, end of period                                         $ 2,277,542           $ 1,365,864
                                                                                 ===========           ===========

Supplemental disclosure of cash flow information:
     Cash paid for interest during the period                                    $    21,098           $    61,885
     Issuance of common stock and warrants in exchange for
       services                                                                       45,675                  --
Non-cash investing and financing activities:
     Issuance of common stock for dividends on preferred stock                       400,000               400,000
     Issuance of common stock and warrants in exchange for
       private placement fees                                                         71,504                  --


                 See notes to consolidated financial statements.

INTERNET COMMERCE CORPORATION

Notes to Consolidated Financial Statements (unaudited)

1.    BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements of Internet Commerce Corporation (the "Company" or "ICC") have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information. In the opinion of management, such statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. Pursuant to the requirements of the Securities and Exchange Commission applicable to Quarterly Reports on Form 10-Q, the accompanying financial statements do not include all the disclosures required by GAAP for annual financial statements. While the Company believes that the disclosures presented are adequate to make the information not misleading, these unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended July 31, 2002. Operating results for the three and nine-month periods ended April 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2003.

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

      The acquisition of Research Triangle Commerce, Inc. ("RTCI") on November 6, 2000, provided the Company with the capability to facilitate the development and operation of comprehensive business-to-business electronic commerce solutions. RTCI specializes in electronic commerce solutions involving EDI and EAI (Enterprise Application Integration) by providing mission critical electronic commerce consulting, electronic commerce software, outsourced electronic commerce services and technical resource management

      As of April 30, 2003, ICC had cash and cash equivalents and marketable securities of approximately $2,354,000. These resources, together with the Company's accounts receivable financing agreement (Note 12) will provide the Company with sufficient liquidity to continue in operation through July 31, 2003.

INTERNET COMMERCE CORPORATION

Notes to Consolidated Financial Statements (unaudited)


3.    SIGNIFICANT ACCOUNTING POLICIES AND PROCEDURES

      Stock-based Compensation:

      The Company accounts for stock-based compensation with its employees using the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). SFAS No. 123 establishes a fair-value method of accounting for stock-based compensation plans. Stock-based awards to non-employees are accounted for at fair value in accordance with the provisions of SFAS No. 123. Had the compensation cost for the Company's stock options grants to employees been determined based on the fair value at the grant dates for awards consistent with the method of SFAS 123, the Company's net loss attributable to common stockholders and basic and diluted loss per common share would have changed to the pro forma amounts indicated below:


                                                            Three Months Ended               Nine Months Ended
                                                                April 30,                         April 30,
                                                      -----------------------------    ------------------------------
                                                         2003             2002              2003             2002
                                                      -----------     -------------    -------------    -------------

Net loss, as reported                                 $ (1,074,082)   $  (1,738,174)   $  (3,941,918)   $  (5,865,210)
Deduct:  Total stock-based employee
compensation expense determined under
fair value based method for all awards,
net of related tax effects                              (1,149,483)      (2,309,090)      (4,577,565)      (5,792,417)
                                                      ------------    -------------    -------------    -------------
Pro forma net loss                                    $ (2,223,565)   $  (4,047,264)   $  (8,519,483)   $ (11,657,627)
                                                      ============    =============    =============    =============
Basic and diluted loss per common share:
   As reported                                        $    (0.11)     $       (0.21)   $       (0.37)   $       (0.62)
   Pro forma                                          $    (0.20)     $       (0.41)   $       (0.76)   $       (1.16)


      Principles of consolidation:

      The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany transactions have been eliminated in consolidation.

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

      In addition, SOP 97-2 generally requires that revenue from software arrangements involving multiple elements be allocated among each element of the arrangement based on the relative fair values of the elements, such as software licenses, post contract customer support, installation or training. Furthermore, SOP 97-2 requires that revenue be recognized as each element is delivered and the Company has no significant performance obligations remaining. The Company's multiple element arrangements generally consist of a software license and post contract support. The Company allocates the aggregate revenue from multiple element arrangements to each element based on vendor specific objective evidence. The Company has established vendor specific objective evidence for each of the elements as it sells both the software and post contract customer support independent of multiple element agreements. Customers are charged standard prices for the software and post contract customer support and these prices do not vary from customer to customer.

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

      The Company also provides a broad range of professional services consisting primarily of EDI and electronic commerce consulting, EDI education and training at seminars throughout the United States. Revenue from EDI and electronic commerce consulting and education and training are recognized when the services are provided. Revenue from fixed fee professional service contracts is recognized using the percentage-of-completion method of accounting, as prescribed by SOP 81-1 "Accounting for Performance of Construction-Type and Certain Production-Type Contracts."

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

      In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"). SFAS 144 retains the requirements of SFAS 121 to recognize an impairment loss if the carrying value of a long-lived asset is not recoverable from its estimated undiscounted cash flows and to measure an impairment loss as the difference between the carrying value and fair value of the asset, but it establishes new standards for long-lived assets to be disposed of. The provisions of SFAS 144 are effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS 144 on August 1, 2002. The adoption of this standard did not have a significant impact on the Company's consolidated financial position or results of operations.

      In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 supersedes Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that costs associated with an exit or disposal plan be recognized when incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company adopted SFAS 146 on January 1, 2003. The adoption of this standard did not have a significant impact on the Company's consolidated financial position or results of operations.

      In November 2002, the FASB issued Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others" which elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of Interpretation No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company has provided information regarding commitments and contingencies relating to guarantees in Note 10. The adoption of this standard did not have a significant impact on the consolidated financial position or results of operations.

INTERNET COMMERCE CORPORATION

Notes to Consolidated Financial Statements (unaudited)


3.    SIGNIFICANT ACCOUNTING POLICIES AND PROCEDURES (CONTINUED)

      In November 2002, the EITF reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which the vendor will perform multiple revenue generating activities. The EITF will be effective for revenue arrangements entered into in fiscal years and interim periods beginning after June 15, 2003. Management believes that the adoption of this consensus will not have a significant impact on the Company's consolidated financial position or results of operations.

      In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123" ( "SFAS No. 148"). SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation" to provide alternative methods to account for the transition from the intrinsic value method of recognition of stock-based employee compensation in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" to the fair value recognition provisions under SFAS No. 123. SFAS No. 148 provides two additional methods of transition and will no longer permit the SFAS No. 123 prospective method to be used for fiscal years beginning after December 15, 2003. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the pro-forma effects had the fair value recognition provisions of SFAS No. 123 been used for all periods presented. The adoption of SFAS No. 148 did not have a significant impact on the Company's consolidated financial position and results of operations.

      In January 2003, the FASB issued Interpretation No. 46 "Consolidation of Variable Interest Entities". Interpretation No. 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Company adopted Interpretation No. 46 on January 31, 2003. The adoption of this standard did not have a material impact on the Company's consolidated financial position or results of operations.

      In April 2003, the FASB issued SFAS No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"), which amends and clarifies accounting for derivative instruments, and for hedging activities under SFAS No. 133. Specifically, SFAS No. 149 requires that contracts with comparable characteristics be accounted for similarly. Additionally, SFAS No. 149 clarifies the circumstances in which a contract with an initial net investment meets the characteristics of a derivative and when a derivative contains a financing component that requires special reporting in the statement of cash flows. This Statement is generally effective for contracts entered into or modified after June 30, 2003 and is not expected to have a material impact on the Company's consolidated financial position or results of operations..

      In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("SFAS No. 150"). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement will become effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. For financial instruments created before the issuance date of this Statement and still existing at the beginning of the interim period of adoption, transition shall be achieved by reporting the cumulative effect of a change in an accounting principle by initially measuring the financial instruments at fair value or other measurement attribute required by this Statement. The adoption of this Statement is not expected to have a material impact on the Company's consolidated financial position or results of operations.

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

      For the three and nine-month periods ended April 30, 2003 and 2002, no single customer accounted for more than 10% of revenue.

      The Company had one customer that accounted for approximately 52% of accounts receivable at July 31, 2002. During October 2002, the full amount of this receivable was collected. No single customer accounted for more than 10% of accounts receivable at April 30, 2003.

5.    BUSINESS SEGMENT INFORMATION

      The Company's three operating segments are:

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

      o Professional Services - this segment facilitates the development and operation of comprehensive business-to-business e-commerce solutions. This segment also conducts a series of product-independent, one-day EDI seminars for e-commerce users

      During the fourth quarter of fiscal 2002, the Company integrated its data mapping and XML services into the ICC.NET business segment. These products and services had previously been part of the Company's Professional Services segment. These products and services are primarily utilized to support customers of the ICC.NET VAN service. The reorganization was undertaken to more closely align these data transfer services with the customers they serve. The segment information for the three and nine-month periods ended April 30, 2002 has been restated to reflect this reorganization as if it had occurred on August 1, 2001.

INTERNET COMMERCE CORPORATION

Notes to Consolidated Financial Statements (unaudited)


5.    BUSINESS SEGMENT INFORMATION (CONTINUED)

      The table below summarizes information about operations and long-lived assets as of and for the three and nine-month periods ended April 30, 2003 and 2002:


                                                                              Service           Professional
                                                          ICC.NET             Bureau              Services            Total
                                                          -------             -------           ------------          -----

Three Months  - April 30, 2003
Revenues from external customers                        $ 2,297,582         $   340,754         $   455,896         $ 3,094,232
                                                        ===========         ===========         ===========         ===========
Operating loss (1)                                      $  (776,558)        $  (142,624)        $  (148,518)        $(1,067,700)
Other income (expense), net                                  (1,276)               --                (5,106)             (6,382)
                                                        -----------         -----------         -----------         -----------
Net income (loss)                                       $  (777,834)        $  (142,624)        $  (153,624)        $(1,074,082)
                                                        ===========         ===========         ===========         ===========
Supplemental segment information:
Amortization and depreciation                           $   349,402         $    10,835         $    29,296         $   389,533
Non-cash charges for stock-based
 compensation and services                              $    71,819         $      --           $      --           $    71,819
Impairment of  capitalized software                     $      --           $   133,960         $      --           $   133,960

Nine Months  - April 30, 2003
Revenues from external customers                        $ 6,460,491         $ 1,196,649         $ 1,324,274         $ 8,981,414
                                                        ===========         ===========         ===========         ===========
Operating loss (1)                                      $(2,862,877)        $   (98,142)        $  (632,423)        $(3,593,442)
Other income (expense), net                                (335,182)               --               (13,294)           (348,476)
                                                        -----------         -----------         -----------         -----------
Net income  (loss)                                      $(3,198,059)        $   (98,142)        $  (645,717)        $(3,941,918)
                                                        ===========         ===========         ===========         ===========
Supplemental segment information:
Amortization and depreciation                           $ 1,100,661         $    72,125         $    90,809         $ 1,263,595
Non-cash charges for stock-based
   compensation and services                            $    82,235         $      --           $      --           $    82,235
Impairment of software inventory                        $      --           $      --           $   248,077             248,077
Impairment of  capitalized software                     $      --           $   133,960         $      --           $   133,960
Impairment of marketable securities                     $   317,924         $      --           $      --           $   317,924

 As of  April 30, 2003
 Property and Equipment, net                            $   351,545         $    50,380         $   305,118         $   707,043
 Capitalized software, net                                     --               162,826                --               162,826
 Acquired identified intangibles, net                     2,390,000                --                  --             2,390,000
 Goodwill                                                    26,132           2,167,935                --             2,194,067
                                                        -----------         -----------         -----------         -----------
 Long lived assets, net                                 $ 2,767,677         $ 2,381,141         $   305,118         $ 5,453,936
                                                        ===========         ===========         ===========         ===========

(1) Commencing in the second fiscal quarter of 2003, certain costs for executive management, human resources, selling and marketing, accounting and finance have been allocated to the Company's operating segments based on the level of services performed for each segment. For cost reduction purposes, these functions were centralized and are now performed by ICC.NET personnel. For the three months ended April 30, 2003, ICC.NET allocated $111,000 of these costs to the Service Bureau and Professional Services segments in the amounts of $45,000 and $66,000, respectively, and for the Nine Months ended April 30, 2003, ICC.NET allocated $222,000 of these costs to the Service Bureau and Professional Services segments in the amounts of $90,000 and $132,000, respectively.

INTERNET COMMERCE CORPORATION

Notes to Consolidated Financial Statements (unaudited)


5.    BUSINESS SEGMENT INFORMATION (CONTINUED)


                                                                           Service            Professional
                                                        ICC.NET             Bureau              Services            Total
                                                        -------             ------              --------            -----

 Three Months  - April 30, 2002
 Revenues from external customers                     $ 1,827,659         $   419,567         $   477,356         $ 2,724,582
                                                      ===========         ===========         ===========         ===========

 Operating loss                                       $(1,525,642)        $    29,455         $  (307,314)        $(1,803,501)
 Other income (expense) , net                              53,166                --                12,161              65,327
                                                      -----------         -----------         -----------         -----------
 Net loss                                             $(1,472,476)        $    29,455         $  (295,153)        $(1,738,174)
                                                      ===========         ===========         ===========         ===========
Supplemental segment information:
Amortization and depreciation                         $   168,827         $    32,611         $   320,753         $   522,191
Non-cash charges for stock-based
   compensation and services                          $      --           $      --           $      --           $      --

Nine Months  - April 30, 2002
Revenues from external customers                      $ 5,556,550         $ 1,217,959         $ 1,685,599         $ 8,460,108
                                                      ===========         ===========         ===========         ===========

Operating loss                                        $(4,748,165)        $   (32,119)        $(1,160,684)        $(5,940,968)
Other income (expense), net                               106,095                --               (30,337)             75,758
                                                      -----------         -----------         -----------         -----------
Net loss                                              $(4,642,070)        $   (32,119)        $(1,191,021)        $(5,865,210)
                                                      ===========         ===========         ===========         ===========
Supplemental segment information:
Amortization and depreciation                         $   574,602         $    72,953         $   988,060         $ 1,635,615
Non-cash charges for stock-based
 compensation and services                            $      --           $      --           $   190,019         $   190,019

As of  April 30, 2002
Property and Equipment, net                           $   668,841         $    65,211         $   548,940         $ 1,282,992
Capitalized software, net                                  59,324             330,105                --               389,429
Acquired identified intangibles, net                    3,346,000                --                  --             3,346,000
Goodwill                                                   26,132           2,167,935           1,710,617           3,904,684
                                                      -----------         -----------         -----------         -----------
Long lived assets, net                                $ 4,100,297         $ 2,563,251         $ 2,259,557         $ 8,923,105
                                                      ===========         ===========         ===========         ===========


6.    STOCKHOLDERS' EQUITY

      2003 Private Placement of Common Stock and Preferred Stock:

      During April and May 2003, the Company completed a private placement of common stock, convertible preferred stock and warrants to purchase shares of common stock for aggregate gross proceeds of $2,000,000.

      On April 30, 2003, the Company sold 1,398,412 shares of class A common stock and warrants to purchase 1,118,723 shares of class A common stock for gross proceeds of $1,454,348 and sold 250 shares of series D convertible redeemable preferred stock ("series D preferred") and warrants to purchase 153,845 shares of class A common stock for gross proceeds of $250,000. The 250 shares of series D preferred stock are convertible into 192,307 shares of class A common stock. The warrants are immediately exercisable and have an exercise price of $1.47 per share. The warrants issued to the purchasers of class A common stock and series D preferred are exercisable for a five-year period from the date of issuance. The Company may redeem the warrants, at its option, if the closing bid price of the class A common stock exceeds 200% of the exercise price for a period of 30 consecutive trading days. The redemption price is ten cents per warrant.

INTERNET COMMERCE CORPORATION

Notes to Consolidated Financial Statements (unaudited)


6.    STOCKHOLDERS' EQUITY (CONTINUED)

      The allocation of the proceeds from the sale of the series D preferred between the fair value of the series D preferred and the fair value of the detachable warrants resulted in a beneficial conversion feature in the amount of $106,730. The discount was immediately accreted and treated as a deemed dividend to the holder of the series D preferred as all of the series D preferred stock was eligible for conversion upon issuance.

      In connection with the April 30, 2003 private placement, the Company incurred fees of $176,347, of which $104,843 is payable in cash and $71,504 was paid by issuing 90,135 warrants to purchase class A common stock at $1.47 per share. The warrants have substantially the same terms and conditions as the warrants issued in the 2003 private placement.

      Additionally, as settlement of certain outstanding payables, the Company issued 43,879 shares of class A common stock and warrants to purchase 35,103 shares of class A common stock. The common stock and warrants were valued at $45,635, which was the invoiced amount of the services provided.

      Approximately 24%, or $416,000, of the gross proceeds were received from directors and officers and entities with which the Company's directors are affiliated.

      On May 1, 2003, the Company sold 284,271 shares of class A common stock and warrants to purchase 227,417 shares of class A common stock for gross proceeds of $295,652. The warrants are immediately exercisable and have an exercise price of $1.47 per share. The warrants are exercisable for a five-year period. The Company may redeem the warrants, at its option, if the closing bid price of the class A common stock exceeds 200% of the exercise price for a period of 30 consecutive trading days. The redemption price is ten cents per warrant.

      In connection with the May 1, 2003 private placement, the Company incurred fees of $29,820, of which $13,522 is payable in cash and $16,298 was paid by issuing 20,545 warrants, to purchase class A common stock at $1.47 per share. The warrants have substantially the same terms and conditions as the warrants issued in the 2003 private placement.

      Subsequent to the completion of the Company's private placement described above, the Company determined that in order to comply with NASD Marketplace Rule 4350(i)(1)(A), the purchase price per share for the shares of class A common stock purchased by directors and officers in the private placement should be increased to market value, and on June 17, 2003 the directors and officers agreed to do so. As a result, two directors and three officers agreed to pay an additional $0.58 per share, or an aggregate of $85,502.02, for the shares of class A common stock they purchased in the private placement.

      Additionally, as settlement of certain outstanding payables, the Company issued 4,197 shares of class A common stock and warrants to purchase 3,357 shares of class A common stock. The common stock and warrants were valued at $4,365, which was the invoiced amount of the services provided.

      Approximately 5%, or $16,000, of the gross proceeds were received from directors and officers and entities with which the Company's directors are affiliated.

      2001 Private Placement of Common Stock:

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

      Rights and Preferences of Series D Preferred Stock:

      Series D preferred stock is convertible at the option of the holder into 192,307 shares of class A common stock.

      Series D preferred stock is redeemable, in whole or in part, by the Company at the option of the Company, at any time after April 30, 2005 if the price of class A common stock is greater than or equal to $2.60 per share for thirty consecutive trading days. The redemption price for each share of series D preferred stock is $1,000 plus any accrued and unpaid dividends. Series D preferred shall have preference as to assets over all other classes or series of common and preferred stock of the Company, except for series C preferred, in the event of any liquidation, dissolution, or winding up of the Company. The holders of series D preferred are entitled to receive an amount in cash equal to $1,000 per share plus any accrued and unpaid dividends before any distribution is made to holders of common and preferred stock, except for series C preferred stock.

      The holders of the outstanding shares of series D preferred stock are entitled to receive dividends at the discretion of the Board of Directors.

      Series D preferred stock is entitled to the number of votes per share equal to the number of whole shares of class A common stock into which each share of series D preferred stock is convertible on the record date.

      Stock Based Compensation:

      On March 10, 2003 options and stock were awarded to a non-employee member of the board of directors as compensation for consulting services. This individual was awarded 20,000 shares of class A common stock, valued at $18,000, which was recorded as a non-cash charge for stock-based compensation during the three and nine months ended April 30, 2003. This individual was also granted options to purchase 100,000 shares of class A common stock. Options to purchase 60,000 shares at an exercise price of $1.00 per share vest six months from the date of issuance, and options to purchase 40,000 shares at an exercise price of $1.25 per share vest one year from the date of issuance. The options have a fair value of $67,000 of which $15,000 has been recorded as a stock-based non-cash charge for services for the three and nine months ended April 30, 2003.

INTERNET COMMERCE CORPORATION

Notes to Consolidated Financial Statements (unaudited)


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


8.    IMPAIRMENT OF SOFTWARE DEVELOPMENT COSTS, INVESTMENTS AND SOFTWARE
      INVENTORY

      In April 2003, the Company recorded an impairment charge of approximately $134,000 for previously capitalized software development costs related to an in-process software development project of its Service Bureau. The Company decided during the quarter ended April 30, 2003 not to complete this project due to unfavorable market conditions now and in the foreseeable future. In January 2003, the Company recorded an impairment charge of approximately $318,000 to write down available-for-sale marketable securities due to an other than temporary decline in value. Additionally, in January 2003, the Company recorded an impairment charge of approximately $248,000 for software inventory held by the Professional Services segment based on historical and projected sales, which indicated that its net carrying value was not recoverable. The Company had previously recorded an impairment charge of $100,000 for software inventory in July 2002. Such software inventory was classified as other current assets in the consolidated balance sheet. The Company's carrying value of inventory at April 30, 2003 is not significant.

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

      At April 30, 2003 and July 31, 2002, Other Intangible assets included the proprietary data mapping technology acquired in the acquisition of RTCI. The gross carrying value of the mapping technology was $4,780,000 at April 30, 2003 and July 31, 2002, respectively. Accumulated amortization relating to mapping technology was $2,390,000 and $1,673,000 at April 30, 2003 and July 31, 2002, respectively. The data mapping technology is being amortized over five years and amortization expense has been recorded in cost of services.

      The Company did not have any indefinite lived intangible assets that were not subject to amortization as of April 30, 2003 and July 31, 2002. The aggregate amortization expense for other intangible assets was $239,000

INTERNET COMMERCE CORPORATION

Notes to Consolidated Financial Statements (unaudited)


9.    GOODWILL AND OTHER INTANGIBLE ASSETS (CONTINUED)

      during each of the three month periods ended April 30, 2003 and 2002 and $717,000 during each of the nine month periods ended April 30, 2003 and 2002.

      At April 30, 2003, estimated amortization expense for other intangible assets is as follows:

                  Year      Estimated Amortization Expense
                  ----      ------------------------------
                  2003             $956,000
                  2004             $956,000
                  2005             $956,000
                  2006             $239,000

      There was no change in the carrying amount of goodwill for the three and nine-month periods ended April 30, 2003.

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

      This funding commitment expired on April 30, 2003 as the result of the Company's 2003 private placement.

INTERNET COMMERCE CORPORATION

Notes to Consolidated Financial Statements (unaudited)


12.   SUBSEQUENT EVENT

      On May 30, 2003, the Company executed an Accounts Receivable Financing Agreement ("Financing Agreement") with Silicon Valley Bank ("Bank") with a term of 1 year. Under the Financing Agreement, the Company may borrow, subject to certain conditions, up to 80% of its outstanding accounts receivable up to a maximum of $2,000,000. The applicable interest rate is the prime rate plus .35% plus a collateral handling fee equal to .20% on the average daily outstanding financed receivable balance. Interest is payable monthly. The Bank has been granted a security interest in substanially all of the Company's assets. In connection with the Financing Agreement, the Company issued the Bank warrants to purchase 40,000 shares of the Company's class A common stock. The warrants are immediately exercisable at an exercise price of $1.39, equal to the fair market value of the Company's class A common stock at the date of closing of the Financing Agreement. The warrants are exercisable for a seven-year period. The fair value of the warrants in the amount of approximately $34,000 will be amortized to interest expense over the term of the Financing Agreement.

      Subsequent to the completion of the Company's private placement described in Note 6, the Company determined that in order to comply with NASD Marketplace Rule 4350(i)(1)(A), the purchase price per share for the shares of class A common stock purchased by directors and officers in the private placement should be increased to market value, and on June 17, 2003 the directors and officers agreed to do so. As a result, two directors and three officers agreed to pay an additional $0.58 per share, or an aggregate of $85,502.02, for the shares of class A common stock they purchased in the private placement.

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

INTERNET COMMERCE CORPORATION



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

      In addition, SOP 97-2 generally requires that revenue from software arrangements involving multiple elements be allocated among each element of the arrangement based on the relative fair values of the elements, such as software licenses, post contract customer support, installation or training. Furthermore, SOP 97-2 requires that revenue be recognized as each element is delivered with no significant performance obligation remaining on the part of the Company. The Company's multiple element arrangements generally consist of a software license and post contract support. The Company allocates the aggregate revenue from multiple element arrangements to each element based on vendor specific objective evidence. The Company has established vendor specific objective evidence for each of the elements as it sells both the software and post contract customer support independent of multiple element agreements. Customers are charged standard prices for the software and post contract customer support and these prices do not vary from customer to customer.

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

      The Company also provides a broad range of professional services consisting primarily of EDI, electronic commerce consulting, EDI education and training at seminars throughout the United States. Revenue from EDI and electronic commerce consulting and education and training are recognized when the services are provided. Revenue from fixed fee professional service contracts is recognized using the percentage-of-completion method of accounting, as prescribed by SOP 81-1 "Accounting for Performance of Construction-Type and Certain Production-Type Contracts."

      The percentage of completion for each contract is determined based on the ratio of direct labor hours incurred to total estimated direct labor hours required to complete the contract. The Company may periodically encounter changes in estimated costs and other factors that may lead to a change in the estimated profitability of a fixed-price contract. In such circumstances, adjustments to cost and profitability estimates are made in the period in which the underlying factors requiring such revisions become known. If such revisions indicate a loss on a contract, the entire loss is recorded at such time. Amounts billed in advance of services being performed are recorded as deferred revenue. Certain fixed-fee contracts may have substantive customer acceptance provisions. The acceptance terms generally include a single review and revision cycle for each deliverable to incorporate the customer's suggested or required modifications. Deliverables are considered accepted upon completion of the review and revision and revenue cycle is recognized upon acceptance.

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

      Stock-based compensation: The Company accounts for stock-based compensation arrangements with its employees using the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and complies with the disclosure provisions of SFAS 123, "Accounting for Stock-based Compensation." SFAS 123 established a fair-value-based method of accounting for stock-based compensation plans. Stock-based awards to non-employees are accounted for at fair value in accordance with the provisions of SFAS 123.

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

      Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates. The following discussion reviews items incorporated in our financial statements during the three and nine month periods ended April 30, 2003 and 2002 or as of April 30, 2003 and July 31, 2002 that required the use of significant management estimates.

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

      On March 10, 2003 the Company issued options to purchase 100,000 shares of class A common stock to a non-employee member of the board of directors as compensation for consulting services. The estimated fair value of the options was determined by management using the Black-Scholes options pricing model, which required management to make certain estimates for variables used in the model. Management estimated the values for stock price volatility, the expected life of options and the risk-free rate of return based on information that was available to management at the time the Black-Scholes options pricing calculations were performed. Non-cash charges of $15,000 related to these options were recorded in the quarter ended April 30, 2003.

INTERNET COMMERCE CORPORATION



      The allocation of the proceeds from the sale of the series D preferred stock issued in the April 30, 2003 private placement between the fair value of the series D preferred stock and the fair value of the detachable warrants, which was calculated using the Black-Scholes options pricing model, resulted in a beneficial conversion feature in the amount of $106,730. The discount was immediately accreted and treated as a deemed dividend to the holder of the series D preferred as all of the series D preferred stock was eligible for conversion upon issuance.

      In connection with the April 30, 2003 private placement, the Company incurred fees of $176,347, of which $104,843 is payable in cash and $71,504 was paid by issuing 90,135 warrants to purchase class A common stock at $1.47 per share. The value of the warrants was determined by using the Black-Scholes options pricing model.

      In connection with a warrant exchange offer in April 2002, the Company valued the repriced and newly issued warrants at $461,084 using the Black-Scholes option-pricing model. This amount has been added to the Company's net loss to increase the net loss attributable to common stockholders during fiscal 2002.

Three Months Ended April 30, 2003  Compared  with Three Months Ended April 30,
2002.

Results of Operations - Consolidated

      The following table reflects consolidated operating data by reported segments. All significant intersegment activity has been eliminated. Accordingly, the segment results below exclude the effect of transactions with our subsidiary.

                                                      Three Months Ended
                                                          April 30,
                                               -------------------------------
Consolidated net loss:                              2003             2002
                                               -------------     -------------

ICC.NET                                        $    (777,834)    $  (1,472,476)
Service Bureau                                      (142,624)           29,455
Professional Services                               (153,624)         (295,153)
                                               -------------     -------------
Consolidated loss                              $  (1,074,082)    $  (1,738,174)
                                               =============     =============


Results of Operations - ICC.NET

      Our ICC.NET service, the Company's global Internet-based value added network, or VAN, uses the Internet and our proprietary technology to deliver our customers' documents and data files to members of their trading communities, many of which may have incompatible systems, by translating the documents and data files into any format required by the receiver. The following table summarizes operating results for our ICC.NET service for the three months ended April 30, 2003 and 2002:

INTERNET COMMERCE CORPORATION


                                                        Three Months Ended
                                                            April 30,
                                                   ----------------------------
                                                       2003            2002 (1)
                                                   -----------      -----------
Revenue:
  VAN Services                                     $ 2,204,631      $ 1,660,461
  Mapping Services                                      92,951          167,198
                                                   -----------      -----------
                                                     2,297,582        1,827,659
Expenses:
  Cost of services                                   1,298,071        1,302,716
  Product development and enhancement                  238,826          198,292
  Selling and marketing                                675,690          781,381
  General and administrative                           789,735        1,070,912

  Non-cash charges                                      71,818             --
                                                   -----------      -----------
                                                     3,074,140        3,353,301
                                                   -----------      -----------

  Operating loss                                      (776,558)      (1,525,642)
                                                   -----------      -----------

  Other income (expense), net                           (1,276)          53,166
                                                   -----------      -----------

  Net loss                                         $  (777,834)     $(1,472,476)
                                                   ===========      ===========


      (1) - Restated to reflect the integration of data mapping into the ICC.NET segment.

      Revenue - ICC.NET - Revenue related to our ICC.NET service was 74% of consolidated revenue for the quarter ended April 30, 2003 ("2003 Quarter") compared to 67% for the quarter ended April 30, 2002 ("2002" Quarter). Total ICC.NET revenue increased $470,000 in the 2003 Quarter from the 2002 Quarter, or approximately 26%. VAN services revenue increased $544,000, or approximately 33%, in the 2003 Quarter from the 2002 Quarter. The increase in revenue was attributable to an increase in the number of customers to over 1,025 at April 2003, from approximately 535 at April 2002. Approximately 300 of these new customers signed up for our service during the last month of the 2003 Quarter. Mapping revenue decreased $74,000, or approximately 44%, in the 2003 Quarter from the 2002 Quarter primarily due to the continued slowdown in the economy.

      Cost of services - ICC.NET - Cost of services relating to our ICC.NET service was 56% of revenue derived from the ICC.NET service in the 2003 Quarter, compared to 71% in the 2002 Quarter. Cost of services related to our ICC.NET service consists primarily of salaries and employee benefits, connectivity fees, amortization and rent. Total cost of services decreased $5,000 in the 2003 Quarter from the 2002 Quarter. Amortization and depreciation decreased $70,000 in the 2003 Quarter primarily due to capitalized software costs becoming fully amortized as of July 31, 2002. Product development personnel who were temporarily assigned to cost of services in the 2002 Quarter decreased $24,000. These employees were used to implement alternative connectivity solutions for the ICC.NET service in the months prior to April 2002, when Sterling disconnected our service from its network. In addition, consulting costs decreased $7,000 in the 2003 Quarter from the 2002 Quarter. However, these savings were partially offset by an increase in connectivity and communications fees of $67,000 in the 2003 Quarter from the 2002 Quarter. The increase in connectivity fees was primarily due to additional fees incurred to offer our customers and their trading partners alternative connectivity after GXS disconnected our service from its network in April 2002. Salaries and benefits increased $35,000 in the 2003 Quarter from the 2002 Quarter, primarily due to a one person increase in headcount. Cost of services relating to VAN services increased to $960,000 in the 2003 Quarter from $924,000 in the 2002 Quarter. Cost of services relating to the Mapping Services decreased to $339,000 in the 2003 Quarter from $378,000 in the 2002 Quarter.

      Product development and enhancement - ICC.NET - Product development and enhancement costs relating to our ICC.NET service consist primarily of salaries and employee benefits. The increase of $41,000 in the 2003 Quarter over the 2002 Quarter was primarily attributable to an increase of $24,000 in salary and benefits and an increase of $24,000 in costs attributable to the temporary assignment of product development personnel to cost of services in the 2002 Quarter. In the 2002 Quarter, product development personnel were temporarily assigned to cost of services to implement alternative connectivity solutions for the ICC.NET service when Sterling disconnected our service from its network during fiscal 2002.

INTERNET COMMERCE CORPORATION


      Selling and marketing - ICC.NET - Selling and marketing expenses relating to our ICC.NET service consist primarily of salaries and employee benefits, advertising, trade show costs and travel-related costs. Selling and marketing expenses related to our ICC.NET service decreased $106,000 in the 2003 Quarter from the 2002 Quarter. Advertising and trade show costs were reduced $37,000 because we attended fewer trade shows and placed fewer print advertisements in the 2003 Quarter compared to the 2002 Quarter. Salary and benefits decreased $63,000 in the 2003 Quarter from the 2002 Quarter, partially due to the transfer of an employee to cost of services. For cost reduction purposes, the sales function was centralized and is now performed by ICC.NET personnel. Commencing in the second fiscal quarter of 2003, a portion of the cost of our sales force was allocated to the Professional Services segment based on the level of effort utilized in selling Professional Services products.

      General and administrative - ICC.NET - General and administrative expenses supporting our ICC.NET service consist primarily of salaries and employee benefits, facility costs, legal and professional fees and depreciation. General and administrative costs supporting our ICC.NET service decreased $281,000 in the 2003 Quarter. Legal and professional fees decreased $195,000 due to non-recurring legal expenses. For cost reduction purposes, the Company's executive management, human resources, accounting and finance functions for all segments of the Company were centralized and are now performed by ICC.NET personnel. Commencing in the second fiscal quarter of 2003, ICC.NET began allocating executive management, human resources, accounting and finance tasks to the segments based on the level of services provided to each segment. These corporate allocations to the segments were $78,000 in the 2003 Quarter.

       Non-Cash charges - ICC.NET - Non-cash charges of approximately $72,000 in the 2003 Quarter relate primarily to common stock to be issued to non-employee members of our board of directors as compensation for 2003 directors' fees in the amount of $31,000. In addition, $33,000 of expense was recognized during the 2003 Quarter for common stock and options issued to a non-employee member of our board of directors as compensation for consulting services.

Results of Operations - Service Bureau

      Our service bureau manages and translates the data of small and mid-sized companies that exchange EDI data with large companies and provides various EDI and UPC (universal product code) services. Our service bureau also licenses EDI software. The following table summarizes operating results for our service bureau for the three months ended April 30, 2003 and 2002:

                                                          Three Months Ended
                                                              April 30,
                                                      --------------------------
                                                         2003            2002
                                                      ---------        ---------
Revenue:
  Services                                            $ 340,754        $ 419,567
                                                      ---------        ---------

Expenses:
  Cost of services                                      175,134          208,685
  Impairment of capitalized software                    133,960             --
                                                      ---------        ---------
      Total cost of services                            309,094          208,685

  Product development and enhancement                    34,539           32,164
  Selling and marketing                                  25,725           34,501
  General and administrative                            114,020          114,762
                                                      ---------        ---------
                                                        483,378          390,112
                                                      ---------        ---------

  Operating income (loss)                              (142,624)          29,455
                                                      ---------        ---------

  Other income, net                                        --               --
                                                      ---------        ---------

  Net loss                                            $(142,624)       $  29,455
                                                      =========        =========


      Revenue - Service Bureau - Revenue related to our service bureau was 11% of our consolidated revenue in the 2003 Quarter compared to 15% of our consolidated revenue for the 2002 Quarter. The service bureau's revenue was primarily generated from services performed, customer support and licensing fees. The decrease in revenue in 2003 from 2002 of $79,000 or 19% was primarily the result of a decrease in core business sales.

INTERNET COMMERCE CORPORATION


      Cost of services - Service Bureau - Total cost of services relating to our service bureau was 91% of revenue derived from the service bureau in the 2003 Quarter compared to 50% in the 2002 Quarter. Excluding the impairment of capitalized software, total cost of services was 51% of revenue derived from the service bureau in the 2003 Quarter compared to 50% in the 2002 Quarter. Cost of services related to our service bureau consists primarily of salaries and employee benefits and rent. Excluding the impairment of capitalized software, cost of services relating to our service bureau decreased $34,000 in the 2003 Quarter from the 2002 Quarter. This decrease consists primarily of a decrease in salaries and employee benefits of $15,000 due to a reduction in personnel to 14 at the end of the 2003 Quarter from 16 at the end of the 2002 Quarter, and a decrease of $10,000 in consulting fees relating to a reduction in the use of consultants for customer service and support and data entry services in the 2003 Quarter compared to the 2002 Quarter. Additionally, salaries and benefits of product development personnel who had been temporarily assigned to cost of services during the 2002 Quarter decreased $6,000 in the 2003 Quarter. Cost of services - impairment of capitalized software of $134,000 in the 2003 Quarter represents an impairment of capitalized software for an in-process project that management decided, due to unfavorable market conditions now and in the foreseeable future, not to complete.

      Product development and enhancement - Service Bureau - Product development and enhancement costs consist primarily of salaries and employee benefits.

      Selling and marketing - Service Bureau - Selling and marketing expenses relating to our service bureau consist primarily of salaries and employee benefits. The decrease of $9,000 in the 2003 Quarter from the 2002 Quarter was primarily due to a decrease in staffing of one person and a reduction in sales commissions.

      General and administrative - Service Bureau - General and administrative expenses relating to our service bureau consist primarily of salaries and employee benefits, depreciation, rent, telephone and office expenses. The decrease of $1,000 in the 2003 Quarter from the 2002 Quarter is primarily attributable to a decrease in service bureau salaries and employee benefits of $38,000 due to a reduction in personnel to 2 at the end of the 2003 Quarter from 5 at the end of the 2002 Quarter. Additionally, office expenses decreased $8,000 in the 2003 Quarter from the 2002 Quarter primarily due to our ongoing cost reduction efforts. This was offset by an increase of $45,000 in general and administrative support staff salary and benefits allocated by ICC.NET to the Service Bureau segment in the 2003 Quarter. See "General and administrative - ICC.NET" above for a discussion of the allocation of general and administrative expenses among segments.

Results of Operations - Professional Services

      Our Professional Services segment provides comprehensive business-to-business electronic commerce solutions including electronic commerce infrastructure solutions. Our Professional Services segment also conducts a series of product-independent one-day EDI seminars for electronic commerce users. The following table summarizes operating results for our professional services for the three months ended April 30, 2003 and 2002:


                                                         Three Months Ended
                                                             April 30,
                                                    ----------------------------
                                                       2003            2002 (1)
                                                    ---------         ---------
Revenue:
  Services                                          $ 455,896         $ 477,356
                                                    ---------         ---------

Expenses:
  Cost of services                                    446,872           352,339
  Selling and marketing                                33,000           107,017
  General and administrative                          124,542           325,314
                                                    ---------         ---------
                                                      604,414           784,670
                                                    ---------         ---------

  Operating loss                                     (148,518)         (307,314)

  Other income (expense), net                          (5,106)           12,161
                                                    ---------         ---------

  Net loss                                          $(153,624)        $(295,153)
                                                    =========         =========

INTERNET COMMERCE CORPORATION



      (1) Restated to reflect the integration of data mapping into the ICC.NET segment.

      Revenue - Professional Services - Revenue related to professional services was 15% of consolidated revenue in the 2003 Quarter compared to 18% in the 2002 Quarter. Revenue generated from professional services consists of consulting and educational services. As a result of the continued slowdown in the economy, which has resulted in a decrease in capital expenditures for information technology and related services, revenue from all of our professional services decreased $21,000 in 2003 from 2002.


      Cost of services - Professional Services - Cost of services relating to professional services was 98% of revenue derived from professional services in the 2003 Quarter, compared to 74% of revenue in the 2002 Quarter. Cost of services related to our professional services consists primarily of salaries and employee benefits and contract labor. Cost of services related to professional services increased $95,000 in 2003. Contract labor relating to our professional services increased $65,000 in the 2003 Quarter from the 2002 Quarter. Due to a reduction of staff the Company relied more heavily of the use of consultants. Severance costs increased $24,000 in the 2003 Quarter from the 2002 Quarter.

      Selling and marketing - Professional Services - Selling and marketing expenses relating to our professional services have historically consisted primarily of salaries and employee benefits. Selling and marketing expenses related to our professional services were reduced $74,000 in the 2003 Quarter from the 2002 Quarter. The allocation of selling and marketing expense in the 2003 Quarter was $33,000. See "Selling and marketing - ICC.NET" above for a discussion of the allocation of selling and marketing expenses among segments.

      General and administrative - Professional Services - General and administrative expenses supporting our professional services consist primarily of salaries and employee benefits, rent, depreciation, amortization and telephone charges. General and administrative costs supporting our professional services decreased $201,000 in the 2003 Quarter from the 2002 Quarter. The decrease was partially attributable to a decrease in salary and benefits of $50,000 primarily due to a reduction of personnel to 4 at the end of the 2003 Quarter from 7 at the end of the 2002 Quarter. See "General and administrative - ICC.NET" above for a discussion of the allocation of general and administrative expenses among segments. Additionally, legal and professional fees decreased $97,000 in the 2003 Quarter compared to the 2002 Quarter due to legal and settlement fees relating to a lawsuit involving EDIP educational services. Rent expense decreased $36,000 as a result of the renegotiation of our lease and a reduction in office space in our existing facility. In addition, office expense decreased $14,000 due to cost reduction efforts.

Nine Months  Ended April 30, 2003  Compared  with Nine Months  Ended April 30,
2002.

Results of Operations - Consolidated

      The following table reflects consolidated operating data by reported segments. All significant intersegment activity has been eliminated. Accordingly, the segment results below exclude the effect of transactions with our subsidiary.

                                                       Nine Months Ended
                                                          April 30,
                                               --------------------------------
                                                  2003                  2002
                                               -----------          -----------
Consolidated Net Loss:

ICC.NET                                        $(3,198,059)         $(4,642,070)
Service Bureau                                     (98,142)             (32,119)
Professional Services                             (645,717)          (1,191,021)
                                               -----------          -----------
Net loss                                       $(3,941,918)         $(5,865,210)
                                               ===========          ===========

INTERNET COMMERCE CORPORATION



Results of Operations - ICC.NET

      The following table summarizes operating results for our ICC.NET service for the nine months ended April 30, 2003 and 2002:

                                                        Nine Months Ended
                                                           April 30,
                                                 ------------------------------
                                                     2003            2002 (1)
                                                 ------------      ------------
Revenue:
  VAN Services                                   $  6,039,148      $  4,589,076
  Mapping Services                                    421,343           875,349
  Services to Triaton                                    --              92,125
                                                 ------------      ------------
                                                    6,460,491         5,556,550
Expenses:
  Cost of services                                  3,871,612         4,231,514
  Product development and enhancement                 717,647           610,459
  Selling and marketing                             2,093,156         2,403,287
  General and administrative                        2,558,718         3,059,455
  Non-cash charges                                     82,235              --
                                                 ------------      ------------
                                                    9,323,368        10,304,715
                                                 ------------      ------------

  Operating loss                                   (2,862,877)       (4,748,165)
                                                 ------------      ------------

  Other income (expense), net                        (335,182)          106,095
                                                 ------------      ------------

  Net loss                                       $ (3,198,059)     $ (4,642,070)
                                                 ============      ============


      (1) - Restated to reflect the integration of data mapping into the ICC.NET segment.

      Revenue - ICC.NET - Revenue related to our ICC.NET service was 72% of consolidated revenue for the nine months ended April 30, 2003 ("2003 Nine Months") compared to 66% for the nine months ended April 30, 2002 ("2002 Nine Months"). Total ICC.NET revenue increased $904,000 in the 2003 Nine Months from the 2002 Nine Months, or approximately 16%. VAN services revenue increased $1,450,000, or approximately 32%, in the 2003 Nine Months from the 2002 Nine Months. The increase in revenue is attributable to an increase in the number of customers to over 1,025 at April 2003 from approximately 535 at April 2002. Approximately 300 of these new customers signed up for our service during the last month of the 2003 Nine Months. Mapping revenue decreased $454,000, or approximately 52%, in the 2003 Nine Months from the 2002 Nine Months primarily due to the continued slowdown in the economy. The 2002 Nine Months included $92,000 of fees from Triaton GmbH, a subsidiary of ThyssenKrupp Information Services GmbH, under an agreement dated July 25, 2001. No such fees were recognized in the 2003 Nine Months.

      Cost of services - ICC.NET - Cost of services relating to our ICC.NET service was 60% of revenue derived from the ICC.NET service in the 2003 Nine Months, compared to 76% of revenue in the 2002 Nine Months. Cost of services related to our ICC.NET service consists primarily of salaries and employee benefits, connectivity fees, amortization and rent. Total cost of services decreased $360,000 in the 2003 Nine Months from the 2002 Nine Months. Product development personnel who were temporarily assigned to cost of services during the 2002 Nine Months represented $288,000 of this decrease. These employees were used to implement alternative connectivity solutions for the ICC.NET service when GXS and Sterling disconnected our service from their networks during the 2002 Nine Months. Amortization decreased $186,000 in the 2003 Nine Months compared to the 2002 Nine Months primarily due to capitalized software costs becoming fully amortized as of July 31, 2002. Salaries and employee benefits decreased $134,000 due to a reduction of personnel to 28 at the end of the 2003 Nine Months from 32 at the end of the 2002 Nine Months. However, these savings were partially offset by an increased cost for connectivity fees of $281,000 in the 2003 Nine Months from the 2002 Nine Months. The increase in connectivity fees was primarily due to additional fees incurred to offer our customers and their trading partners alternative connectivity when GXS and Sterling disconnected our service from their networks during the 2002 Nine Months. In addition, consulting cost increased $10,000 due to a reduction in personnel in the 2003 Nine Months from the 2002 Nine Months. Cost of services relating to VAN services decreased to $2,778,000 in the 2003 Nine Months from $2,898,000 in the 2002 Nine Months. Cost of services relating to mapping services decreased to $1,048,000 in the 2003 Nine Months from $1,334,000 in the 2002 Nine Months.

INTERNET COMMERCE CORPORATION


Cost of services relating to Triaton was $46,000 in the 2002 Nine Months compared to no costs in the 2003 Nine Months. We anticipate that our ICC.NET cost of services will decline as a percentage of revenue in future periods due to increased utilization of our existing communications infrastructure as we expect the use of our ICC.NET service to increase.

      Product development and enhancement - ICC.NET - Product development and enhancement costs relating to our ICC.NET service consist primarily of salaries and employee benefits. The increase of $107,000 in the 2003 Nine Months over the 2002 Nine Months was primarily attributable to an increase of $274,000 of costs relating to product development personnel who had been temporarily assigned to cost of services during the 2002 Nine Months. The personnel were utilized to implement alternative connectivity solutions for the ICC.NET service when GXS and Sterling disconnected our service from their networks during the 2002 Nine Months. The prior year allocation was partially offset by a decrease of $142,000 in salaries and employee benefits as a result of reducing staffing to 8 employees at the end of the 2003 Nine Months from 11 employees at the end of the 2002 Nine Months. Additionally, severance decreased $21,000 in the 2003 Nine Months compared to the 2002 Nine Months.

      Selling and marketing - ICC.NET - Selling and marketing expenses relating to our ICC.NET service consist primarily of salaries and employee benefits, advertising and trade show costs and travel-related costs. Selling and marketing expenses related to our ICC.NET service were reduced $310,000 in the 2003 Nine Months from the 2002 Nine Months. Advertising and trade show costs were reduced $155,000 because we attended fewer trade shows and placed fewer print advertisements. In addition, salary and benefits decreased $130,000 in the 2003 Nine Months, partially offset by an increase in travel related costs of $48,000. For cost reduction purposes, the sales function was centralized and is now performed by ICC.NET personnel. Commencing in the second fiscal quarter of 2003, a portion of the cost of our sales force was allocated to the Professional Services segment based on the level of effort utilized in selling Professional Services products. In the 2003 Nine Months, these allocations totaled $66,000.

      General and administrative - ICC.NET - General and administrative expenses supporting our ICC.NET service consist primarily of salaries and employee benefits, facility costs, legal and professional fees and depreciation. General and administrative costs supporting our ICC.NET service decreased $501,000 in the 2003 Nine Months. Legal and professional fees decreased $325,000 in the 2003 Nine Months primarily due to higher fees for legal advice and services in the 2002 Nine Months relating to our disconnection from other VAN's, partially offset by the reimbursement of legal fees pursuant to our success in a certain arbitration proceeding. Also, depreciation and amortization decreased $73,000 in the 2003 Nine Months primarily as a result of fewer assets being acquired and more assets becoming fully depreciated. These decreases were partially offset by increases in salary and employee benefits of $44,000. For cost reduction purposes, the Company's executive management, human resources, accounting and finance functions for all segments of the Company were centralized and are now performed by ICC.NET personnel. Commencing in the second fiscal quarter of 2003, ICC.NET began allocating the costs of executive management, human resources, accounting and finance tasks to the segments based on the level of services provided to each segment. In the 2003 Nine Months, these allocations totaled $156,000.

      Non-Cash charges - ICC.NET - Non-cash charges of $82,000 in the 2003 Nine Months relate in part to common stock to be issued to non-employee members of our board of directors as compensation for 2003 directors' fees in the amount of $41,000. In addition, $33,000 of expense was recognized during the 2003 Nine Months for common stock and options issued to a non-employee member of our board of directors as compensation for consulting services.

      Other income (expenses) - ICC.NET - Other expenses increased $441,000 in the 2003 Nine Months compared the 2002 Nine Months. We recorded an impairment charge of $318,000 in the 2003 Nine Months for the write down of available-for-sale marketable securities due to an other than temporary decline in value.

INTERNET COMMERCE CORPORATION


Results of Operations - Service Bureau

      The following table summarizes operating results for our Service Bureau for the nine months ended April 30, 2003 and 2002:

                                                         Nine Months Ended
                                                            April 30,
                                                   ----------------------------
                                                       2003             2002
                                                   -----------      -----------
Revenue:
  Services                                         $ 1,196,649      $ 1,217,959
                                                   -----------      -----------

Expenses:
  Cost of services                                     560,701          663,729

  Impairment of capitalized software                   133,960             --
                                                   -----------      -----------
      Total cost of services                           694,661          663,729
  Product development and enhancement                  111,506          119,328
  Selling and marketing                                118,049           95,767
  General and administrative                           370,575          371,254
                                                   -----------      -----------
                                                     1,294,791        1,250,078
                                                   -----------      -----------

  Operating income (loss)                              (98,142)         (32,119)
                                                   -----------      -----------

  Other income, net                                       --               --
                                                   -----------      -----------

  Net loss                                         $   (98,142)     $   (32,119)
                                                   ===========      ===========


      Revenue - Service Bureau - Revenue related to our service bureau was 13% of our consolidated revenue in the 2003 Nine Months compared to 14% of consolidated revenue in the 2002 Nine Months. The service bureau's revenue was primarily generated from services performed, customer support and licensing fees. The decrease in revenue of $21,000 in the 2003 Nine Months compared to the 2002 Nine Months was primarily the result of a decrease in software maintenance.

      Cost of services - Service Bureau - Total cost of services relating to our service bureau was 58% of revenue derived from the service bureau in the 2003 Nine Months compared to 54% in the 2002 Nine Months. Excluding the impairment of the capitalized software, costs of services was 47% of revenue derived from the Service Bureau in the 2003 Nine Months, compared to 54% of revenue derived from the service bureau in the 2002 Nine Months. Cost of services related to our service bureau consists primarily of salaries and employee benefits and rent. Cost of services, excluding the capitalized software impairment charge, decreased $103,000 in the 2003 Nine Months. This decrease in cost of services was primarily the result of an $83,000 decrease in the use of consultants for customer service and support and data entry services, and a decrease in salary and benefits of $20,000. Cost of services - impairment of capitalized software of $134,000 in the 2003 Nine Months, represents an impairment of capitalized software for an in-process project that management decided, due to unfavorable market conditions now and in the foreseeable future, not to complete.

      Product development and enhancement - Service Bureau - Product development and enhancement costs consist primarily of salaries and employee benefits. Product development and enhancement costs incurred by our service bureau decreased $8,000 in the 2003 Nine Months from the 2002 Nine Months. This decrease was primarily attributable to a decrease in salaries and employee benefits of $14,000 as a result of reduced staffing, partially offset by a $16,000 decrease in allocations to the cost of services department in the 2003 Nine Months as compared to the 2002 Nine Months resulting from the temporary assignment of certain individuals. Additionally, facility allocation decreased $8,000 in the 2003 Nine Months due to reduced staffing.

      Selling and marketing - Service Bureau - Selling and marketing expenses relating to our service bureau consist primarily of salaries and employee benefits and rent. Selling and marketing increased $22,000 in the 2003 Nine Months primarily due to an increase in salaries and employee benefits of $16,000, and a $5,000 severance payment in the 2003 Nine Months.

INTERNET COMMERCE CORPORATION


      General and administrative - Service Bureau - General and administrative expenses relating to our service bureau consist primarily of salaries and employee benefits, depreciation, rent, telephone and office expenses. General and Administrative costs decreased $1,000 in the 2003 Nine Months from the 2002 Nine Months. Salaries decreased $91,000 in the 2003 Nine Months from the 2002 Nine Months as a result of a staff reduction to 2 employees at the end of the 2003 Nine Months from 5 employees at the end of the 2002 Nine Months. This was offset by an increase of $90,000 in general and administrative support staff salary and benefits allocated by ICC.NET to the Service Bureau in the 2003 Nine Months. See "General and administrative - ICC.NET" above for a discussion of the allocation of general and administrative expenses among segments.

Results of Operations - Professional Services

      The following table summarizes operating results for our professional services for the nine months ended April 30, 2003 and 2002:

                                                        Nine Months Ended
                                                           April 30,
                                                  -----------------------------
                                                      2003             2002 (1)
                                                  -----------       -----------
Revenue:
  Services                                        $ 1,324,274       $ 1,685,599
                                                  -----------       -----------

Expenses:
  Cost of services                                  1,295,301         1,597,587
  Impairment of software inventory                    248,077              --
                                                  -----------       -----------
  Total cost of services                            1,543,378         1,597,587
  Selling and marketing                               108,826           324,119
  General and administrative                          304,493           734,558
  Non-cash charges for stock-based
   compensation and services                             --             190,019
                                                  -----------       -----------
                                                    1,956,697         2,846,283
                                                  -----------       -----------

  Operating loss                                     (632,423)       (1,160,684)

  Other expense, net                                  (13,294)          (30,337)
                                                  -----------       -----------

  Net loss                                        $  (645,717)      $(1,191,021)
                                                  ===========       ===========


(1) Restated to reflect the integration of data mapping into the ICC.NET segment.

      Revenue - Professional services - Revenue related to professional services was 15% of our consolidated revenue in the 2003 Nine Months compared to 20% of consolidated revenue in the 2002 Nine Months. Revenue generated from professional services consists of consulting and educational services. As a result of the continued slowdown in the economy, which has resulted in a decrease in capital expenditures for information technology and related services, revenue from our professional services decreased $361,000 in the 2003 Nine Months from the 2002 Nine Months.

      Cost of services - Professional Services - Total cost of services relating to professional services was 117% of revenue derived from professional services in the 2003 Nine Months. Excluding the impairment of software inventory the total cost of services was 98% of revenue from professional services in the 2003 Nine Months compared to 95% of revenue in the 2002 Nine Months. Cost of services related to our professional services consists primarily of salaries and employee benefits, and contract labor. Costs of services, excluding the impairment charge, related to professional services decreased $302,000 in the 2003 Nine Months. This was primarily attributable to a decrease in salaries and employee benefits of $283,000 partially due to a reduction in workforce to 9 in the 2003 Nine Months from 14 in the 2002 Nine Months. Costs for rental of space for educational seminars decreased $63,000 in the 2003 Nine Months compared to the 2002 Nine Months. Impairment of software inventory of $248,000 in the 2003 Nine Months represents an impairment for software inventory held by Professional Services resulting from insufficient historical and projected revenue from these products to support the recoverability of that carrying value.

      Selling and marketing - Professional Services - Selling and marketing expenses relating to our professional services consist primarily of salaries and employee benefits. Selling and marketing expenses related to our professional services were reduced $215,000 in the 2003 Nine Months from the 2002 Nine Months. The decrease in selling and marketing expenses was primarily

INTERNET COMMERCE CORPORATION


attributable to a decrease in salaries and benefits of $202,000 in the 2003 Nine Months. See "Selling and marketing - ICC.NET" above for a discussion of the allocation of selling and marketing expenses among segments. Additionally, severance payments decreased $21,000 in the 2003 Nine Months from the 2002 Nine Months.

      General and administrative - Professional Services - General and administrative expenses supporting our professional services consist primarily of salaries and employee benefits, rent, depreciation, amortization and telephone charges. General and administrative costs supporting our professional services decreased $430,000 in the 2003 Nine Months from the 2002 Nine Months. The decrease was partially attributable to decreased rent expense of $171,000 as a result of the renegotiation of our lease to reduce office space in our existing facility. In addition, salary and benefits decreased $203,000 primarily due to a reduction in personnel to 4 at the end of the 2003 Nine Months from 10 at the end of the 2002 Nine Months. See "General and administrative - ICC.NET" above for a discussion of the allocation of general and administrative expenses among segments. Additionally, depreciation and amortization decreased $70,000 in the 2003 Nine Months from the 2002 Nine Months.

      Non-cash charges - Professional Services - Non-cash charges in the 2002 Nine Months consisted of stock-based compensation expense related to assumed unvested restricted shares issued to RTCI employees in connection with our acquisition of RTCI.

Liquidity and Capital Resources

      Our principal sources of liquidity, which consist of cash and cash equivalents and marketable securities, increased to $2,354,000 as of April 30, 2003 from $2,219,000 as of July 31, 2002. We believe these resources, combined with an accounts receivable financing agreement executed on May 30, 2003 with Silicon Valley Bank, will provide us with sufficient liquidity to continue in operation through July 31, 2003.

      We anticipate that we will achieve positive cash flow from operations in our fiscal quarter ending July 31, 2003. However, if our revenues do not increase as anticipated or if our expenses increase more than anticipated due to competitive or other factors described under the heading "Risk Factors" in our annual report on Form 10-K for the year ended July 31, 2002, we may not achieve positive cash flow from operations as anticipated. Thus, we may need to undertake additional cost reduction activities or raise additional capital.

      We have financed our operations through private placements during fiscal 1994, our initial public offering during fiscal 1995 (the "IPO"), a private placement in March 1997, a private placement of bridge note units during fiscal 1998 and 1999, a private placement of series A preferred stock in April 1999, private placements of our class A common stock, series C preferred stock and warrants in November 1999, a private placement of our class A common stock and warrants in October 2001, a warrant exchange offer in May 2002 and a private placement of our class A common stock and warrants and series D preferred stock and warrants in April 2003.

      In the October 2001 private placement, we sold 1,159,716 shares of class A common stock and warrants to purchase 347,915 additional shares of class A common stock for gross proceeds of $3,189,219. The warrants expire in October 2006 and are exercisable at $3.58 per share, subject to adjustment pursuant to customary antidilution adjustments for stock splits, dividends and combinations. The warrants are redeemable at our option for $0.10 per warrant if the closing bid price of our class A common stock is at least 200% of the exercise price of the warrants for 30 consecutive trading days. In connection with the private placement, the Company incurred fees of $152,511, of which $35,000 has been paid in cash and $117,511 was paid by issuing warrants to purchase 50,000 shares of class A common stock. The warrants have substantially the same terms and conditions as the warrants issued in the October 2001 private placement.

INTERNET COMMERCE CORPORATION



      We commenced a warrant exchange offer on April 23, 2002. The offer was extended to investors who participated in the private placement in October 2001 and to holders of warrants issued as fees in connection with this private placement. The offer lowered the exercise price of the warrants issued in the private placement to $2.50 per class A common share for those investors that agreed to exercise those warrants. In addition, for each class A common share purchased pursuant to the warrant exercise, a new warrant (the "New Warrants") to purchase an equivalent number of class A common shares was issued. The New Warrants have an exercise price of $3.50 per share and are exercisable for a five-year period. The New Warrants have the same redemption terms as the warrants issued in the October 2001 private placement. The warrant exchange offer was originally set to expire on April 30, 2002, but was extended by the Company's board of directors until May 31, 2002. The Company received $659,288 in gross proceeds and issued a total of 263,715 shares of class A common stock and New Warrants to purchase 263,715 shares of class A common stock.

      On April 30, 2003, the Company sold 1,398,412 shares of class A common stock and warrants to purchase 1,118,723 shares of class A common stock for gross proceeds of $1,454,349 and sold 250 shares of series D convertible redeemable preferred stock (series D preferred) and warrants to purchase 153,845 shares of class A common stock for gross proceeds of $250,000. The 250 shares of series D preferred stock is convertible into 192,307 shares of class A common stock. The warrants are immediately exercisable and have an exercise price of $1.47 per share. The warrants issued to the purchasers of common and series D preferred stock are exercisable for a five-year period after the date of issuance. The Company may redeem the warrants, at its option, if the closing bid price of the class A common stock exceeds 200% of the exercise price for a period of 30 consecutive trading days. The redemption price is ten cents per warrant.

      In connection with the April 30, 2003 private placement, the Company incurred fees of $176,347 of which $104,843 is payable in cash and $71,504 was paid by issuing 90,135 warrants to purchase class A common stock at $1.47 per share. The warrants have substantially the same terms and conditions as the warrants issued in the private placement.

      Additionally, on May 1, 2003, the Company sold 284,271 shares of class A common stock and warrants to purchase 227,417 shares of class A common stock for the gross proceeds of $295,642. The warrants are immediately exercisable and have an exercise price of $1.47 per share. The warrants are exercisable for a five-year period. The Company may redeem the warrants, at its option, if the closing bid price of the class A common stock exceeds 200% of the exercise price for a period of 30 consecutive trading days. The redemption price is ten cents per warrant. In connection with the May 1, 2003 private placement, the Company incurred fees of $29,820, of which $13,522 is payable in cash and $16,298 was paid by issuing 20,545 warrants to purchase class A common stock at $1.47 per share. The warrants have substantially the same terms and conditions as the warrants issued in the private placement.

      Subsequent to the completion of the Company's private placement described above, the Company determined that in order to comply with NASD Marketplace Rule 4350(i)(1)(A), the purchase price per share for the shares of class A common stock purchased by directors and officers in the private placement should be increased to market value, and on June 17, 2003 the directors and officers agreed to do so. As a result, two directors and three officers agreed to pay an additional $0.58 per share, or an aggregate of $85,502.02, for the shares of class A common stock they purchased in the private placement.

      In October 2002, we obtained commitments from certain existing investors to provide an aggregate of up to $1,000,000 of additional capital, if required, for us to continue as a going concern. Such additional capital may be in the form of long term debt, common stock, preferred stock or other equity instruments or a combination of the foregoing and shall be on arms length terms negotiated by the parties. The commitments expire upon the earliest to occur of
(a) July 31, 2003, (b) the sale, transfer or other disposition of all or substantially all the assets of the Company, (c) a change in control, or (d) the date the Company raises debt or equity capital, or a combination of debt and equity capital, in an amount equal to or greater than $1,000,000 subsequent to the date of the commitment. This funding commitment expired on April 30, 2003 as the result of the Company completing the private placement.

      On May 30, 2003, the Company executed an Accounts Receivable Financing Agreement ("Financing Agreement") with Silicon Valley Bank ("Bank") with a term of 1 year. Under the Financing Agreement, the Company may borrow, subject to certain conditions, up to 80% of its outstanding accounts receivable up to a maximum of $2,000,000. The applicable interest rate is the prime rate plus .35% plus a collateral handling fee equal to .20% on the average daily outstanding financed receivable balance, and interest is payable monthly. The Bank has been granted a security interest in substantially all of the Company's assets. In connection with the Financing Agreement, the Company issued the bank warrants to purchase 40,000 shares of the Company's class A common stock. The warrants are immediately exercisable at an exercise price of $1.39, equal to the fair market value of the Company's class A common stock at the date of closing of the Financing Agreement. The warrants are exercisable for a seven-year period. The fair value of the warrants in the amount of approximately $34,000 will be amortized to interest expense over the term of the Financing Agreement.

INTERNET COMMERCE CORPORATION


      We have a net operating loss carryforward of approximately $71 million to offset future taxable income for federal income tax purposes. The utilization of the loss carryforward to reduce any such future income taxes will depend on our ability to generate sufficient taxable income prior to the expiration of the net operating loss carryforwards. The carryforward expires from 2007 to 2021. The Internal Revenue Code of 1986, as amended, and the regulations promulgated there under contain provisions which limit the use of available net operating loss carryforwards in any given year should significant changes (greater than 50%) in ownership interests occur. Due to the IPO, the net operating loss carryover of approximately $1.9 million incurred prior to the IPO is subject to an annual limitation of approximately $400,000 until that portion of the net operating loss is utilized or expires. Due to the private placement of series A preferred stock in April 1999, the net operating loss carryover of approximately $18 million incurred prior to the private placement is subject to an annual limitation of approximately $1 million until that portion of the net operating loss is utilized or expires. Also, due to the 100% ownership change when we acquired RTCI, RTCI's net operating loss of approximately $6.5 million incurred prior to the ownership change is subject to an annual limitation of approximately $1.4 million until that portion of the net operating loss is utilized or expires.

Consolidated Working Capital

      Consolidated working capital decreased to $1,901,000 at April 30, 2003 from $2,622,000 at July 31, 2002. This decrease is due to a $1,234,000 decrease in accounts receivable, primarily attributable to the collection of $1,500,000 from Triaton during the quarter ended October 31, 2002, and to a decrease in prepaid and other current assets of $214,000 mainly attributable to an impairment of software inventory of $248,000, offset by a decrease of $527,000 in accounts payable and accrued expenses as well as continued operating losses during the 2003 Nine Months. Our cash and marketable securities increased $135,000 at April 30, 2003 compared to July 31, 2002.

Analysis of Cash Flows

      Cash used in operating activities decreased to ($1,544,000) in the 2003 Nine Months compared to ($4,880,000) used in operations in the 2002 Nine Months. The decrease in 2003 is primarily the result of a decrease in accounts receivable due to collection of $1,500,000 from Triaton in October 2002 and a decrease in operating expenses resulting from cost reduction measures. The Company believes that it will achieve positive cash flow from operations in the quarter ending July 31, 2003. See "Liquidity and Capital Resources."

      Cash used in investing activities increased to ($16,000) in the 2003 Nine Months from $339,000 provided by investing activities in the 2002 Nine Months. The 2003 Nine Months was primarily the result of $55,000 of proceeds from the sales of marketable securities offset by purchases of property and equipment of $56,000 and capitalized software of $16,000. Cash provided by investing activities in the 2002 Nine Months was primarily the result of $456,000 of proceeds from the sale of marketable securities offset by investments in capitalized software in the amount of $164,000.

      Cash provided by financing activities was $1,750,000 in the 2003 Nine Months compared to cash provided by financing activities of $3,683,000 in the 2002 Nine Months. Cash provided by financing activities in 2003 was primarily due to the net proceeds of approximately $1,704,000 from the April 2003 private placement and subscription received in advance for common stock and warrants of $195,000, offset by payments on capital leases of $149,000. Cash provided by financing activities in 2002 was primarily due to the net proceeds of $3,107,000 from the October 2001 private placement and proceeds form the exercise of warrants of $602,000.

INTERNET COMMERCE CORPORATION



Recent Accounting Pronouncements

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

      In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"). SFAS 144 retains the requirements of SFAS 121 to recognize an impairment loss if the carrying value of a long-lived asset is not recoverable from its estimated undiscounted cash flows and to measure an impairment loss as the difference between the carrying value and fair value of the asset, but it establishes new standards for long-lived assets to be disposed of. The provisions of SFAS 144 are effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS 144 on August 1, 2002. The adoption of this standard did not have a significant impact on the Company's consolidated financial position or results of operations.

      In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 supersedes Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that costs associated with an exit or disposal plan be recognized when incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company adopted SFAS 146 on January 1, 2003. The adoption of this standard did not have a significant impact on the Company's consolidated financial position or results of operations.

      In November 2002, the FASB issued Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others" which elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of Interpretation No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company has provided information regarding commitments and contingencies relating to guarantees in Note 10 of the financial statements. The adoption of this standard did not have a significant impact on the consolidated financial position or results of operations.

      In November 2002, the EITF reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which the vendor will perform multiple revenue generating activities. The EITF will be effective for revenue arrangements entered into in fiscal years and interim periods beginning after June 15, 2003. Management believes that the adoption of this consensus will not have a significant impact on the Company's consolidated financial position or results of operations.

      In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123" ( "SFAS No. 148"). SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation" to provide alternative methods to account for the transition from the intrinsic value method of recognition of stock-based employee compensation in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" to the fair value recognition provisions under SFAS No. 123. SFAS No. 148 provides two additional methods of transition and will no longer permit the SFAS No. 123 prospective method to be used for fiscal years beginning after December 15, 2003. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the pro-forma effects had the fair value recognition provisions of SFAS No. 123 been used for all periods presented. The adoption of SFAS No. 148 did not have a significant impact on the Company's consolidated financial position and results of operations.

INTERNET COMMERCE CORPORATION




In January 2003, the FASB issued Interpretation No. 46 "Consolidation of Variable Interest Entities". Interpretation No. 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Company adopted Interpretation No. 46 on January 31, 2003. The adoption of this standard did not have a material impact on the Company's consolidated financial position or results of operations.

   In April 2003, the FASB issued SFAS No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS No.149"), which amends and clarifies accounting for derivative instruments, and for hedging activities under SFAS No. 133. Specifically, SFAS No. 149 requires that contracts with comparable characteristics be accounted for similarly. Additionally, SFAS No. 149 clarifies the circumstances in which a contract with an initial net investment meets the characteristics of a derivative and when a derivative contains a financing component that requires special reporting in the statement of cash flows. This Statement is generally effective for contracts entered into or modified after June 30, 2003 and is not expected to have a material impact on the Company's consolidated financial position or results of operations.

      In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS No. 150"). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement will become effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. For financial instruments created before the issuance date of this Statement and still existing at the beginning of the interim period of adoption, transition shall be achieved by reporting the cumulative effect of a change in an accounting principle by initially measuring the financial instruments at fair value or other measurement attribute required by this Statement. The adoption of this Statement is not expected to have a material impact on the Company's consolidated results of operations or financial position.


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

INTERNET COMMERCE CORPORATION



PART II.  OTHER INFORMATION
---------------------------

Item 1: Legal Proceedings

      None.

Item 2: Changes in Securities and Use of Proceeds

      On April 30 and May 1, 2003, the Company completed a private placement of its class A common stock, convertible preferred stock and warrants to purchase shares of class A common stock in exchange for aggregate gross proceeds of $2,000,000.

      On April 30, 2003, the Company sold 1,398,412 shares of its class A common stock and warrants to purchase 1,118,723 shares of class A common stock for gross proceeds of $1,454,348 and sold 250 shares of series D convertible redeemable preferred stock ("series D preferred") and warrants to purchase 153,845 shares of class A common stock for gross proceeds of $250,000. The 250 shares of series D preferred stock are convertible into 192,307 shares of class A common stock. The warrants are immediately exercisable and have an exercise price of $1.47 per share. The warrants issued to the purchasers of class A common stock and series D preferred are exercisable for a five-year period from the date of issuance. The Company may redeem the warrants, at its option, if the closing bid price of the class A common stock exceeds 200% of the exercise price for a period of 30 consecutive trading days. The redemption price is ten cents per warrant.

      Additionally, as settlement of certain outstanding payables, the Company issued 43,879 shares of its class A common stock and warrants to purchase 35,103 shares of its class A common stock. The class A common stock and warrants were valued at $45,635, the invoice amount of the services provided.

      On May 1, 2003, the Company sold an additional 284,271 shares of its class A common stock and warrants to purchase 227,417 shares of class A common stock for gross proceeds of $295,652. The warrants are immediately exercisable and have an exercise price of $1.47 per share. The warrants are exercisable for a five-year period. The Company may redeem the warrants, at its option, if the closing bid price of the class A common stock exceeds 200% of the exercise price for a period of 30 consecutive trading days. The redemption price is ten cents per warrant.

      Subsequent to the completion of the Company's private placement described above, the Company determined that in order to comply with NASD Marketplace Rule 4350(i)(1)(A), the purchase price per share for the shares of class A common stock purchased by directors and officers in the private placement should be increased to market value, and on June 17, 2003 the directors and officers agreed to do so. As a result, two directors and three officers agreed to pay an additional $0.58 per share, or an aggregate of $85,502.02, for the shares of class A common stock they purchased in the private placement.

      Additionally, as settlement of certain outstanding payables, the Company issued 4,197 shares of its class A common stock and warrants to purchase 3,357 shares of its class A common stock. The common stock and warrants were valued at $4,365, the invoiced amount of the services provided.

      The Company intends to use the proceeds from the private placement to fund its operations.

      The securities described in this section were issued in accordance with an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.


Item 3: Defaults Upon Senior Securities

      None.


Item 4: Other Information

      None.


Item 5: Exhibits and Reports on Form 8-K

(a) Exhibits.
    --------

      99.1 Certification of G. Michael Cassidy, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      99.2 Certification of Walter M. Psztur, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)   Reports on Form 8-K
      -------------------

      None.

INTERNET COMMERCE CORPORATION



                                   SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  June 18, 2003

                                    INTERNET COMMERCE CORPORATION


                                    by: /s/ G. Michael Cassidy
                                       ------------------------------------
                                       G. Michael Cassidy
                                       President and Chief Executive Officer

                                    by: /s/ Walter M. Psztur
                                       ------------------------------------
                                       Walter M. Psztur
                                       Chief Financial Officer

INTERNET COMMERCE CORPORATION



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

Dated: June 18, 2003

By: /s/ G. Michael Cassidy
   ---------------------------------
   G. Michael Cassidy
   President and Chief Executive Officer

INTERNET COMMERCE CORPORATION



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

Dated: June 18, 2003

By: /s/ Walter M. Psztur
   ----------------------------
   Walter M. Psztur
   Chief Financial Officer