Form 10-K
period 2003-07-31
INTERNET COMMERCE CORP
filed 2003-10-30
CIK 894738

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

|X| Annual report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the fiscal year ended July 31, 2003

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

                      Class A Common Stock, $.01 par value


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |X|

      Indicate by check mark if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. | |

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes |_| No |X|

      As of October 28, 2003 the issuer had outstanding 13,797,567 shares of Class A Common Stock. The aggregate market value of the Class A Common Stock held by non-affiliates as of October 28, 2003 was approximately $17,936,837, based on a closing price for the Class A Common Stock of $1.30 on the Nasdaq SmallCap Market on that date.

================================================================================

                          INTERNET COMMERCE CORPORATION

                           ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS


PART I    ..................................................................  1
          Item 1.  Business.................................................  1
          Item 2.  Properties............................................... 13
          Item 3.  Legal Proceedings........................................ 13
          Item 4.  Submission of Matters to a Vote of Security Holders...... 13
PART II   .................................................................. 14
          Item 5.  Market for Internet Commerce Corporation's
                   Common Equity and Related Stockholder Matters............ 14
          Item 6.  Selected Consolidated Financial Data..................... 16
          Item 7.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations...................... 17
                   Risk Factors............................................. 37
          Item 7A. Quantitative and Qualitative Disclosures About
                   Market Risk.............................................. 41
          Item 8.  Financial Statements and Supplementary Data.............. 41
          Item 9.  Changes in and Disagreements with Accountants on
                   Accounting and Financial Disclosure...................... 42
          Item 9A  Controls and Procedures.................................. 42
PART III  .................................................................. 43
          Item 10. Directors and Executive Officers ........................ 43
          Item 11. Executive Compensation................................... 43
          Item 12. Security Ownership of Certain Beneficial Owners and
                   Management............................................... 43
          Item 13. Certain Relationships and Related Transactions........... 43
          Item 14. Principal Accounting Fees and Services................... 43
PART IV   .................................................................. 44
          Item 15. Financial Statements, Financial Schedules, Exhibits
                   and Reports on Form 8-K.................................. 44
          Signature......................................................... 47

                                     PART I

Item 1.  Business

      This annual report on form 10-K contains a number of "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Specifically, all statements other than statements of historical facts included in this annual report regarding our financial position, business strategy and plans and objectives of management for future operations are forward-looking statements. These forward-looking statements are based on the beliefs of management, as well as assumptions made by and information currently available to management. When used in this annual report, the words "anticipate," "believe," "estimate," "expect," "may," "will," "continue" and "intend," and words or phrases of similar import, as they relate to our financial position, business strategy and plans, or objectives of management, are intended to identify forward-looking statements. These statements reflect our current view with respect to future events and are subject to risks, uncertainties and assumptions related to various factors including, without limitation, those described below the heading "Overview", those described starting on page 37 of this annual report under the heading "Risk Factors" and in our registration statements and periodic reports filed with the Securities and Exchange Commission under the Securities Act and the Exchange Act.

      Although we believe that our expectations are reasonable, we cannot assure you that our expectations will prove to be correct. Should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described in this annual report as anticipated, believed, estimated, expected or intended.

Overview

      Internet Commerce Corporation is in the e-commerce business-to-business communication services market, providing electronic commerce ("EC") infrastructure solutions. References in this annual report to the "Company," "ICC," "we" or "us" mean Internet Commerce Corporation, a Delaware corporation, and its subsidiary on a consolidated basis, unless the context otherwise requires.

      Our business operates in three segments. These three segments are:

      o ICC.NET - Our ICC.NET service, the Company's global Internet-based value added network or VAN, uses the Internet and our proprietary technology to deliver our customers' documents and data files to members of their trading communities, many of which may have incompatible systems, by translating the documents and data files into any format required by the receiver. We believe that our ICC.NET service has significant advantages over traditional VANs, email-based and other Internet-based software systems, because our service is provided at a low cost, generally with greater transmission speed in nearly real-time and offers more features. ICC.NET provides the following services:

                  o Traditional VAN services -- our ICC.NET service provides the full suite of traditional VAN services, but uses the Internet to provide cost savings and increased capabilities for our customers;

                  o Electronic data interchange ("EDI") for web-based retailers -- our ICC.NET service provides an electronic document and data file delivery link between web-based retailers and their vendors that require documents and data files to be transmitted using EDI format;

                  o AS2 capability -- ICC supports the EDI-INT standard for those customers that are required to communicate via this protocol.;

                  o EDI-to-fax service -- our ICC.NET service can translate electronic documents into fax format and send the documents by fax to our customers' trading partners that are not equipped to receive electronically transmitted documents;

                  o Data mapping -- our data mapping capabilities maximize the value of our network by providing in-line data translation facilities to our customers;

                  o Large-scale electronic document management and delivery -- our ICC.NET service can transmit large-scale non-EDI electronic documents and data files and provide real-time delivery, archiving, security, authentication and audit services;

                  o Point-of-Sale service -- the exchange of Point-of-Sale data is growing in the retail industry to improve supply chain efficiency. Up to now, the cost of moving large amounts of Point-of-Sale information electronically has been prohibitive. ICC offers a Point-of-Sale service that allows retailers and their suppliers to exchange data quickly and effectively utilizing the ICC.NET service;

                  o ICC.CATALOG - our web-based electronic product catalog service transforms static vendor product information into a pro-active purchasing tool through the direct creation of EDI compliant purchase orders that can be transmitted over the ICC.NET service by synchronizing trading partner data in real-time, including graphic images of all products and by offering sophisticated navigation and advanced search capabilities to streamline product comparison and order information; and

                  o HIPAA.ICC.NET -- our HIPAA.ICC.NET is a highly secure Internet-based low cost network that reliably moves all EDI healthcare documents between providers and payers in real-time over the ICC.NET service and provides users with a specialized user interface.

      o Service Bureau - Our Service Bureau manages and translates the data of small and mid-sized companies that exchange EDI data with large companies and provides the following services and software products:

                  o Receives electronic purchase orders from large retailers and converts the purchase orders into hard copies or other alternative formats and delivers those documents to their suppliers that are our customers;

                  o Converts paper or other alternatively formatted invoices from our customers into EDI format that is transmitted to their trading partners; and

                  o Software - ICC markets a broad range of Windows-based software products used by suppliers to reach large retailers including ScanPak Professional, which provides UPC (Universal Product Code) services for ASN (Advanced Ship Notice) Casing & UCC (Uniform Code Council) 128 labels.

      o Professional Services - Our Professional Services segment facilitates the development and operation of comprehensive business-to-business e-commerce solutions. We provide the following professional services:

            o EC infrastructure solutions by providing mission critical e-commerce consulting, software, outsourced services and technical resource management;

            o HIPAA (Health Insurance Portability and Accountability Act) impact and data gap analysis for health care providers and payers. We can design, build, test and rollout systems to ensure compliance with Federally mandated standards for health care data. Through strategic alliances with industry leading partners, including Emanio, Inc., a leading provider of translator software; HCEC a leading healthcare E-business collaborative that markets ICC's services to its member organizations; and ACOM, a leading provider of tactical back-office technology solutions that integrates financial/ERP systems to form comprehensive Electronic Purchasing-to-Payment
                  (EP2P) systems, we offer third-party translators, combined with our ICC.NET data mapping capabilities; and

            o A series of product-independent EDI seminars for e-commerce users. The seminars are hosted by leading universities and training facilities across the United States. We also develop in-house EDI training programs and offer public seminars for understanding and implementing HIPAA regulations.

      We are subject to various risk factors that are described under the heading "Risk Factors" starting on page 37 of this Form 10-K.

Corporate Background

      The Company was incorporated under the name Infosafe Systems, Inc. in November 1991 in the State of Delaware. Our principal executive offices are located at 805 Third Avenue, New York, NY 10022. Our telephone number at that address is (212) 271-7640

Industry Background

      Although the Internet has become an important sales channel, we believe that its primary value is in achieving business efficiencies and cost savings by expanding global business-to-business connectivity.

      We believe that improvements in speed and efficiency in the supply chain between businesses are important and that improvements in the capacity of a business to purchase and sell goods and services or raw materials within its business community is an important factor in its ability to compete. Thus, for example, in a just-in-time economy, timeliness, and not price, may be the most important component in creating a competitive advantage.

      The speed and efficiency of the supply chain between businesses are hindered by incompatibilities in technologies and methodologies used to communicate business information among trading communities, which slows down the flow of information and creates bottlenecks. These incompatibilities stem from the diversity of trading partners, which may range from members of the Fortune 1000 to sole proprietors providing niche products. Trading partners may therefore have different communications capabilities and requirements. Some trading partners may rely on paper or fax to communicate, others may exchange data in proprietary file formats through direct dial-up connections or over the Internet, while the largest trading partners use electronic methods, such as EDI, over VANs.

Development of Our Business

      Through July 2000, our business was entirely focused on our ICC.NET service. Our ICC.NET service is currently in use by our customers for the secure exchange of business-to-business electronic forms and data files.

      In addition to the continued development and enhancement of our ICC.NET service, we made two acquisitions during fiscal 2001. These acquisitions have enabled us to offer a more complete range of services to allow our customers to expand their EC trading communities and bridge their legacy systems to the Internet.

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

      On a sequential quarterly basis, cash used in operating activities for the second, third and fourth fiscal quarters of 2003 was $1.2 million, $809,000 and $159,000, respectively. While we anticipate that we will achieve positive cash flow from operations in the third and fourth quarters of the year ending July 31, 2004, we do not anticipate positive cash flow from operations in the first or second quarters of that fiscal year. See "Management's Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources" and "Risk Factors" elsewhere in this annual report.

Business Strategy

      Our ICC.NET service provides a platform with many applications that allows our customers to fulfill a substantial portion of their electronic document and data delivery requirements with significantly less administrative effort and cost than they previously incurred. ICC.NET provides our customers with the ability to send us the majority of their important documents and data files which we then transmit to each of the intended recipients in any form requested by the recipient. Therefore, our customers can integrate a substantial portion of their document and data file delivery methods into a single, seamless process.

      We intend to continue to market ICC.NET to new customers with an increasing focus on industries in which ICC.NET has achieved penetration and revenues. Those industries include book retailing and publishing, pharmaceutical manufacturing, automotive, footwear manufacturing, office supplies, transportation logistics, financial services, manufacturing, retail, grocery and soft goods manufacturing.

      A large company that uses EDI to communicate with its vendors is referred to as a hub; its trading partners, vendors or customers are referred to as spokes. We are aware that a significant number of these hub companies intend to expand their use of electronic commerce to more of their spoke companies. Small spoke companies using our ICC.NET service require only an Internet connection and a web browser to receive and transmit documents electronically and are also able to receive electronic documents using our ICC.NET fax service. As a result, large hub companies can now request or encourage electronic commerce with their small spoke companies. In turn, many of these spoke companies may become the hub companies for their suppliers, which could further broaden the reach of our ICC.NET service.

      Additionally, we will focus on marketing ICC.NET to other members of the trading communities of our existing customers and will pursue opportunities to cross-sell our services to the customers in our three business segments.

      Our current customers conduct their business internationally, and we are servicing these customers and pursuing new international customers. See "International" below.

      We will continue to encourage the use of our ICC.NET service through exceptional customer service. We currently offer technical support to our customers twenty-four hours a day, seven days a week. Due to the multiple redundancies of all of our systems and the stability of the Securities Industry Automation Corporation, or SIAC, which is the location of our data center, our ICC.NET service has been fully operational more than 99% of the time. SIAC manages all computing operations for the New York Stock Exchange and the American Stock Exchange.

      We expect to experience seasonality in our business that reflects the seasonality of the businesses of our customers. We believe that sequential period-to-period comparisons of our operating results for any particular period will not necessarily indicate our future performance.

Services and Products

      ICC.NET, our global Internet-based value added network, or VAN, provides complete supply chain connectivity solutions for electronic data interchange, or EDI, and e-commerce and offers users a sophisticated vehicle to send and receive files of any format and size securely. We also offer a broad range of consulting services and associated mapping and XML technology, custom application development, comprehensive e-commerce education and an EDI service bureau. The following summarizes the principal services and products offered by our three operating segments, namely our ICC.NET service, service bureau and professional services.

      ICC.NET Service

      Our ICC.NET service provides a solution to the communication difficulties caused by the differences in data formats, networks and communications methods used by the members of trading communities by bridging the gap in technological capabilities and enabling seamless electronic business communication. Our ICC.NET service can translate incompatible files into a format any user is capable of receiving and uses the Internet to transmit the data file by EDI, fax or other formats. Users of our ICC.NET service can thus improve their productivity and reduce their costs by enabling electronic business-to-business transactions between parties with different systems.

      Our ICC.NET service improves the basic infrastructure of business-to-business electronic communications by providing intelligent messaging and routing using the Internet, which, improves the security, reliability, ease of use and acceptability of using the Internet for business-to-business electronic commerce. ICC.NET performs these functions without requiring that the user purchase software and at prices that are highly competitive.

      We designed our ICC.NET service to avoid what we believe are inefficiencies in traditional VAN services, software products and phone and manual fax processes, including higher costs, slower transmission and greater difficulty in operation than our ICC.NET service. ICC.NET incorporates proprietary technology and is immediately accessible using a standard Internet connection and a web browser.

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

      o Our ICC.NET service can handle data transmissions other than standard business documents, such as images, engineering drawings, architectural blueprints, audio and certain types of video; and

      o Our customers enjoy flexibility in creating different document types and formats for various business applications. For example, our customers can add their business logo to their documents and can use their own format for each document type.

      In addition, we believe our ICC.NET service offers advantages over e-mail and other Internet-based electronic commerce systems, such as a full range of VAN services, translation of a wide variety of data into customer-specified formats, management of business documents or data files of virtually any size and of a wide variety, including purchase orders, invoices, statements, inventory tracking and shipping documents, images, engineering drawings, architectural blueprints, audio and certain types of video. Our ICC.NET service also provides a complete audit trail of content delivery and customer selection from a variety of security methods.

      ICC.NET is one of the only Internet-based data transmission services that communicates to over sixty-five traditional VANs, private networks and exchanges that currently provide EDI services for approximately 90% of companies that are capable of using EDI. As a result, we can handle EDI traffic between our customers and any of their trading partners that choose to continue to use a traditional VAN and a customer that uses a traditional VAN and its trading partners that do not. The ability to reach these networks provides our customers with the possibility of maximum penetration into their trading partner community.

      EDI Mapping Factory(R). We are a provider of EDI mapping services to enable translation between different data formats.. Our EDI Mapping Factory(R) provides off-site mapping using a variety of translators on multiple platforms. Our experience includes mapping for ANSI ASC X12 and UN/EDIFACT Transaction Sets, XML and other standards, including support for SAP IDOCs. We provide expert data mapping services for HIPAA compliance initiatives. We can also provide data transformation services for database conversions, client specified files and other tasks involving the care and movement of data. Our systems and technicians can handle many operating system environments, including Windows NT, UNIX, AS/400 and mid-range systems.

      XML Services. The industry standardization of XML continues to evolve slowly, with no clear winners for a single business-to-business, or B2B, standard. New proposed standards emerge periodically, and consolidation we believe may be some time away. Our experience with XML, in many forms, allows us to provide the flexibility and interoperability our customers require in this changing environment. We provide a complete spectrum of services, from design through inline translation between XML, EDI, and flat file formats, and full end-to-end B2B solutions. We have participated in the development of several standards for the use of XML in B2B and EDI environments, and remain in the forefront of this technology.

      EDI for web-based retailers. We provide an electronic document and data file delivery link between web-based retailers and their vendors. We believe that many larger vendors require that product orders and other documents be transmitted using EDI. Web retailers can use our ICC.NET service to meet these requirements and thus reduce their costs and improve their ability to locate, order, track and deliver products. Our ICC.NET service can process purchase orders, invoices, order status reports and other files transmitted between web-based shopping portals of electronic retailers and their vendors, distributors and manufacturers and can also manage critical logistics delivery files.

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

      Large-scale electronic document management and delivery. Our ICC.NET service can electronically transmit large-scale EDI and non-EDI electronic documents and other large files, which may include catalogs, Point-of-Sale data, engineering drawings, graphics and some types of video. ICC.NET allows customers to manage and distribute large files in real-time and provides archiving, security, authentication and audit services. ICC.NET will support both a publish/subscribe configuration, in which a customer can publish any number of files for subscribers authorized by the customer to view and/or download, and a point-to-point-delivery configuration that operates like our ICC.NET VAN service. ICC's Point-of-Sale service allows retailers and their suppliers to exchange information quickly and effectively.

      ICC.CATALOG. ICC provides a web-based electronic product catalog ("ICC.CATALOG") service for use in the retailer-vendor business community. The ICC.CATALOG enables vendors that supply goods to retailers to create, store and maintain a web-based online database of their product information. Users can electronically access and selectively download the product information and generate EDI compliant purchase orders. Both the retailer and the vendor can access the service worldwide using the Internet and can perform real-time updates. ICC.CATALOG complies with industry standards and is designed to reduce the costs of both retailers and vendors through ease of use, advanced features, functions and low cost pricing. The ICC.CATALOG integrates seamlessly with our ICC.NET service.

      HIPAA.ICC.NET. ICC offers leading-edge services for EDI healthcare transactions mandated by HIPAA. By combining our expertise in EDI and HIPAA requirements, we offer clients best of breed, one-stop solutions. HIPAA.ICC.NET is based on the low-cost, proven ICC.NET transaction exchange system. and provides users with a specialized browser interface. ICC.NET reliably moves healthcare claims, eligibility and enrollment forms, and all the other HIPAA transactions, including NCPDP.

      EDI-to-fax service. Traditional EDI users convert electronic documents into a faxable format and fax the documents manually to their trading partners that are unable to receive electronically transmitted documents in EDI format. Our ICC.NET IP-based worldwide fax service allows our customers to send a document electronically, which we then electronically convert to faxable format and fax to any of our customer's trading partners that are unable to receive electronically transmitted documents in EDI format.

      AS2 Connectivity. We continue to invest in leading edge technology to meet the changing requirements of our customers. An example of this is AS2, which is one of the newest standards associated with moving information across the Internet. We have incorporated AS2 technology into our service offerings so that our customers can utilize the technology without a significant up-front investment in software. By using ICC's AS2 solution, our customers avoid the support costs associated with purchasing an AS2 software product.

      The Service Bureau

      ICC's Service Bureau allows vendors to comply with its customers' electronic commerce needs. ICC's fees are generally more cost effective than establishing an in-house EDI department.

      ICC's Service Bureau is focused on the retail industry and is capable of exchanging business transactions with most major retailers. Customers can view account activity on-line through the use of the Internet.

      The primary features of the Service Bureau include:

            o     Purchase Order, Invoice and Product Activity Data Processing;

            o     UPC Maintenance;

            o     UPC and UCC 128 Label Service and Ship Notices; and

            o     Automated packing process using ScanPak Professional.

      Our Service Bureau also offers an assortment of software products. Our principal software products are:

      o ScanPak Professional is a Windows-based warehouse management tool providing an automated Advanced Ship Notice and UCC/EAN-128 label solution. ScanPak Professional allows our customers to scan merchandise and automatically generate bar code labels for each case as it is packed. Keyboard use at packing stations can be eliminated. This software electronically matches the contents of each case against purchase orders. From the casing information created by ScanPak

            Professional, our customers can generate and transmit accurate EDI ship notices to retailers or third party EDI software products. ScanPak Professional interfaces with ICC.NET and other third party EDI software products.

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

      o UPC Manager(TM)allows our customers to create an 832 EDI document (sales catalog) and provides an automatic link to network UPC catalogs. UPC Manager(TM)allows our customers to add, change and delete information in their in-house UPC catalogs, the local repository of their UPC product information. UPC Manager(TM) automatically generates proper UPC numbers for products that do not have UPC numbers assigned and accepts current UPC numbers for products with them. Tracking active, inactive UPC numbers for the appropriate time intervals, UPC Manager(TM)also provides extensive error checking on in-house catalog data to ensure that information sent to the networks is valid.

      Software sales have not been a significant source of revenue during the years ended July 31, 2003 and 2002.

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

In July of 2002, the joint services agreement was terminated and we entered into a new licensing agreement with Triaton. Under the new agreement, Triaton was granted a non-exclusive license to use ICC's electronic data interchange system in its most recent version anywhere in the continent of Europe, Great Britain and Ireland for a five-year term in exchange for a licensing fee of $3,000,000. Triaton has the right to use and provide the ICC.NET service with its customers. ICC will not report any additional revenues under the amended agreement with Triaton, except that at Triaton's request, ICC will provide sales support, customer support and software support services on its standard terms and conditions.

      We have also entered into reseller agreements in Brazil and the United Kingdom. Advanced Trade Technologies and Services Limited, or ATTS, will be reselling the full line of ICC services and products including service bureau, software, consulting services, ICC.CATALOG and ICC.NET in South America. Freshlook LLC is focusing on reselling all ICC.NET services in the United Kingdom and Ireland. During the years ended July 31, 2003 and 2002 we did not recognize significant revenue from these reseller agreements.

Competition

      Our principal competitors include: Inovis Inc.; GXS, Global eXchange Services Inc.; International Business Machines Corporation Global Services; Sterling Commerce, Inc.; EasyLink Services Corp.; and Kleinschmidt Inc.

      Two of the largest networks, Global eXchange Services ("GXS") and Sterling Commerce, which we believe to account for approximately 60% of the estimated EDI users, discontinued their interconnect arrangements with the Company. GXS discontinued its interconnection with our service in September 2001 and Sterling Commerce discontinued its interconnection with our service in April 2002. We have entered into arrangements with Inovis, Inc. (formerly a division of Peregrine Systems, Inc. and now an independent company) and IBM Corporation so our customers can continue to communicate through us with their trading communities. As a result of these interconnection arrangements, we incur additional costs and may lose existing customers if the arrangements we have provided are inadequate for their business purposes. We believe, however, that the arrangements we have made satisfy our existing customers.

      Our market is characterized by intense price competition and rapidly changing technology, customer demands and innovation. The Internet's growth and the intense competition in our industry resulted in significant changes. Traditional VAN's such as GXS and Inovis have been sold by their parent companies. GXS was acquired by Francisco Partners in September 2002, and Inovis was spun off from Peregrine Systems, Inc. and acquired by Golden Gate Capital Inc. also in September 2002. We believe that much of this activity is attributed to the impact of the Internet on traditional VAN's.

      Our principal competitors have significant existing customer relationships and larger financial, marketing, customer support, technical and other resources than we do. As a result, they may be able to respond more quickly to changing technology and changes in customer requirements or be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to potential customers and employees, or be able to devote greater resources to the development, promotion and sale of their services than we can. As a result, we may not be successful in competing against our competitors.

      New competition is emerging in the form of web services networks, collaborative applications, application service providers, e-marketplaces and integration broker suites. ICC has enhanced its technologies to communicate with these AS2-based technologies. Competitors providing these alternatives include Cyclone Corporation and Inovis. They offer software solutions that utilize the Internet to transmit data between trading partners. We believe that the high cost of implementation of these software solutions and the ongoing costs of supporting a company's trading partners are a barrier to the wider acceptance of these product offerings in the marketplace.

      Our catalog service competes with Quick Response Systems Corporation, or QRS, QRS and Global eXchange Services have dominated the catalog service industry for more than ten years, but we believe that our catalog pricing and functionality may create competitive advantages for our service.

Patents and Trademarks

Patents

      On August 26, 1997, ICC was granted patent U.S. No. 5,661,799, entitled "Apparatus and Storage Medium for Decrypting Information." The essential components of this patent include 1) the decryption of encrypted information without requiring that decryption keys be transmitted from one place to another,
2) the decryption of encrypted information which employs different keys for different segments of information and 3) the disabling of a system for the decryption of encrypted information if a user is no longer authorized to retrieve information.

      On January 7, 1997, ICC was granted patent U.S. No. 5,592,549, entitled "Method and Apparatus for Retrieving Selected Information from a Secure Information Source." The important components to this "Branding Patent" are: 1) decryption of an electronic item or product, such as a document or software, 2) the attachment of an identifying serial number and 3) the logging of the item number and serial number. By attaching a "brand" at the time the document is decrypted from a secure data source, an "audit trail" of the decrypted information can be maintained.

      In December 1995, ICC was granted patent U.S. No. 5,473,687, entitled "Method for Retrieving Secure Information from a Database," covering its technology for providing a secure method for the commercial distribution and use of digital information on a rental basis using a technique to discourage long-term use without endangering the computer or the operating system.

      In February 1995, ICC was granted patent U.S. No. 5,394,469, entitled "Method and Apparatus for Retrieving Secure Information From Mass Storage Media," for its system to retrieve and monitor the use of protected information from various digital media.

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

Uncertain Patent Protection

      Although ICC owns the patent rights described above, we believe that the protection of our rights in our ICC.NET service will depend primarily on our proprietary software and messaging techniques that constitute "trade secrets." ICC has made no determination as to the patentability of these trade secrets. ICC will continue to evaluate, on a case-by-case basis, whether applying for additional patents in the future is in our best interest. There can be no assurance that our technology will remain a secret or that others will not develop similar technology and use such technology to compete with us.

      In addition, there can be no assurance that any patents owned by ICC or our trade secrets will afford us adequate protection or not be challenged, invalidated, infringed upon or circumvented, or that patent applications relating to our products or technologies that we may file or license in the future, including any patent as to which a notice of allowance was issued, will result in patents being issued, or that any rights granted thereunder will provide competitive advantages to ICC. Although we believe that our technology does not infringe upon the proprietary hardware or software of others, it is possible that others may have or be granted patents claiming products or processes that are necessary for or useful to the development of our ICC.NET service and that legal actions could be brought against us claiming infringement.

Trademarks

      ICC's trademarks, ICC.NET, INFOSAFE, COMMERCESENSE, EDI MAPPING FACTORY, EZ-EDI and UPC Manager have been registered with the United States Patent and Trademark Office. Our applications to register AUDINET, B2B4B2C, B to B for B to C, E-COMMERCE MADE EASY and XML MAGIC have now been allowed as trademarks and await registration. We intend to apply for additional name and logo marks in the United States and in foreign jurisdictions. No assurance can be given that registrations will be issued on the allowed applications or that interested third parties will not petition the United States Patent and Trademark Office to cancel our registration.

Sales and Marketing

      We employ a variety of marketing initiatives to enhance awareness of our ICC.NET and other services and products in the electronic commerce community and to increase our sales domestically and internationally.

      Direct Marketing through Sales Force. Direct sales to large and medium sized corporations by our own sales force form the core of our sales strategy. Our sales force currently consists of professional sales staff and support personnel located across the United States to serve our diverse geographic customer-base. Our sales force consists of field sales representatives who make direct sales calls at customer sites and must meet target quotas. Our representatives are supported by technical personnel based in the field. All field sales personnel report to our Vice President of Sales.

      Indirect Marketing through Hub Companies. We believe that smaller spoke companies comprise a significant potential market that may be reached without any direct marketing on our part, because the low cost of our ICC.NET service should allow these smaller spoke companies to consider using our service if requested to do so by their hub companies.

      Seminars and Tradeshows. We conduct seminars, consisting of a traveling road show providing targeted group demonstrations and selling activities to pre-qualified audiences invited to events in their own localities by direct mail and advertising supported by telemarketing confirmation. ICC maintained its participation in industry tradeshows and has personnel who focus solely on this area. We staff national shows with sales, support and executive personnel from our headquarters and field locations.

      Industry Initiatives. To broaden our market appeal and customer penetration, ICC has initiated a variety of special products, each aimed at increasing traffic across our ICC.NET network. For example, we offer retail customers the ICC.CATALOG, a web-based facility that enables suppliers and vendors to enhance their e-commerce capabilities and realize improved efficiencies and economies. In the healthcare arena, ICC offers a complete suite of solutions focused on the federally mandated HIPAA. These solutions include strategic and tactical consulting, integrated third party software, mapping and transaction transport. Among our other focused initiatives are scan-based trading, Point-of-Sale and telecommunications industry offerings.

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

Customers

      We currently provide services to approximately 1,600 customers. Approximately 1,100 of these customers use our ICC.NET service and represent a variety of industries, including book retailing and publishing, pharmaceutical manufacturing, automotive, footwear manufacturing, office supplies, transportation logistics, financial services, manufacturing, retail, grocery and soft goods manufacturing. Customers in these and other industries include American Power Conversion Corporation, AOL Time Warner, Barnes & Noble, Inc., BMG Entertainment, Brother International Corporation, CIT Group, Inc., Colgate-Palmolive, Dot Foods, Hastings Entertainment, Inc., Linens n' Things, Inc., The McGraw-Hill Companies, Inc., New Balance Athletic Shoes, Inc., Nordstrom.com, Random House Inc., Revlon, Inc., Sealy Inc., Sector Communications, Inc., a SIAC company, Simon & Schuster, Inc., Smartworks, LLC, TravelCenters of America, Inc., Verizon Wireless and Volvo IT N.A..

      The customer base of our professional services segment changes frequently due to the nature of professional service contracts. Current customers include Atlantic Tech Services, F. Schumacker & Co., State of North Carolina, Accenture, LLP, Hanger Othropedic Group and Merck & Co. Inc.

      Our service bureau has approximately 500 customers.

      For the year ended July 31, 2003, no single customer accounted for a material portion of our revenues. For the year ended July 31, 2002, one customer accounted for 22% of our consolidated revenues, or 30% of the revenues of our ICC.NET business segment. This customer also accounted for 11% of our consolidated revenues and 22% of our ICC.NET segment revenues in the year ended July 31, 2001. This customer is not expected to be a significant customer in the future.

Research and Development

      Research and development costs related to the enhancement and improvement of our ICC.NET service amounted to $1,111,000, $977,000 and $931,000 for the years ended July 31, 2003, 2002 and 2001, respectively.

Employees

      At July 31, 2003, ICC had 90 full-time employees.

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

      We lease general office space in Cary, North Carolina under a lease that expires on October 31, 2004 and provides for annual base rent of approximately $550,000. The lease covers approximately 27,000 square feet. Effective August 1, 2002, ICC entered into an agreement with the landlord of the Cary facility that reduced the rent on approximately 13,000 square feet, which the landlord released to new tenants. The agreement reduced the annual base rent for such property to approximately $405,000. In addition, approximately 6,580 square feet of the remaining space has been subleased.

      Our data center is located at the facilities of The Securities Industry Automation Corporation (SIAC) under an agreement that expires in December 2004. The agreement shall be renewed automatically for an additional one-year term.

       We believe that these facilities should be adequate for our present and reasonably foreseeable operating requirements.

Item 3. Legal Proceedings

      None.

Item 4. Submission of Matters to a Vote of Security Holders

      No meetings of stockholders took place during the fourth quarter of the year ended July 31, 2003.

                                     PART II

Item 5. Market for Internet Commerce Corporation's Common Equity and Related Stockholder Matters

(a)   Market Information

      From September 20, 2000 until January 30, 2003, ICC's class A common stock was traded on the Nasdaq National Market under the symbol ICCA. Since January 30, 2003, ICC's class A common stock has been traded on the Nasdaq SmallCap Market under the symbol ICCA. The following table sets forth the high and low closing prices of ICC's common stock for the periods indicated. These quotations represent prices between dealers in securities, do not include retail mark-ups, mark-downs or commissions and do not necessarily represent actual transactions.

Fiscal Year Ended July 31:

                                 2003                         2002
                                 ----                         ----
                          High          Low            High           Low
                          ----          ---            ----           ---
Class A Common Stock
--------------------
First Quarter            $  3.17       $  1.30        $    4.00      $  1.50
Second Quarter           $  2.10       $  1.15        $    4.80      $  2.45
Third Quarter            $  1.41       $   .80        $    4.50      $  2.55
Fourth Quarter           $  2.04       $  1.15        $    3.55      $  1.55


(b)   Holders

      As of October XX, 2003, there were approximately 200 record holders of our class A common stock. Many of our shares of class A common stock are held by brokers and other institutions on behalf of stockholders, and we are unable to estimate the number of stockholders represented by these record holders.

(c)   Dividends

      ICC has not paid any cash dividends on its class A common stock and does not intend to declare or pay cash dividends on the class A common stock in the foreseeable future. The holders of the outstanding shares of series C preferred stock are entitled to a 4% annual dividend payable in cash or in shares of class A common stock, at the option of ICC. These dividends are payable on each January of each year. ICC issued 302,343 shares of class A common stock in payment of the dividend due January 1, 2003 and 98,839 shares of class A common stock in payment of the dividend due on January 1, 2002.

(d)   Securities Authorized for Issuance under Equity Compensation Plans


                                                                                          Shares of class A common
                                                                                         stock remaining available
                                  Shares of class A common                               for future issuance under
                                   stock to be issued upon        Weighted-average       equity compensation plans
                                   exercise of outstanding        exercise price of        (excluding securities
                                options, warrants and rights    outstanding options,      reflected in column (a))
                                       (in thousands)            warrants and rights           (in thousands)
    Plan Category
                                             (a)                         (b)                        (c)
-------------------------------------------------------------------------------------------------------------------
Equity compensation plans
approved by security holders (1)            5,112                       $7.42                       969

Equity compensation plans not
approved by security  holders (2)             442                       $24.06                        -
                                 ---------------------------   ---------------------     -------------------------
Total                                       5,554                       $8.59                       969

(1) Includes stock options to purchase 114,491 shares of class A common stock with a weighted average exercise price of $5.82 per share under the Employee Stock Option plan of RTCI, which was assumed in connection with the acquisition of RTCI completed on November 6, 2000.

(2) Includes stock options to purchase 150,000 shares of class A common stock and warrants to purchase 292,140 shares of class A common stock issued pursuant to individual compensation arrangements. These stock options have a weighted average exercise price of $60.00 per share and were awarded to a former president and chief executive officer of the Company under an employment contract. The warrants are described in Note 9, Stockholders' Equity, of the Notes to Consolidated Financial Statements included in our annual report on Form 10-K for the year ended July 31, 2003. The issuance of all the warrants shown under the captions Consulting Warrants, 2001 Private Placement Commission Warrants, ING Warrants, 2003 Private Placement Commission Warrants and Silicon Valley Bank Warrants constitute individual compensation arrangements. In addition, warrants to purchase 38,460 shares of class A common stock shown under the caption 2003 Private Placement Warrants were issued as settlement of certain outstanding payables for services and constitute an individual compensation arrangement.

Recent Sales of Unregistered Securities

      In 2003, we issued a total of 51,703 shares of class A common stock to six non-employee directors of ICC in payment of directors' fees. The issuance of these securities was exempt from registration under the Securities Act pursuant to Section 4(2).

       On January 1, 2003, the Company issued 302,343 shares of class A common stock in payment of the dividends on series C preferred stock.

Item 6.  Selected Consolidated Financial Data

      Our selected consolidated statement of operations data for each of the years in the five-year period ended July 31, 2003 is presented below. Our selected balance sheet data is presented below as of July 31, 2003, 2002, 2001, 2000 and 1999. The selected consolidated financial data set forth below is qualified in its entirety by, and should be read in conjunction with, our consolidated financial statements and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this annual report.


                                                                                 Year Ended July 31,
                                                         --------------------------------------------------------------------
                                                           2003           2002          2001           2000            1999
                                                         --------       --------       --------      ---------       --------
                                                                            (In thousands, except per share data)

Statements of Operations Data:
Revenues                                                 $ 12,083       $ 14,222       $  9,743       $  1,303       $    105
                                                         --------       --------       --------       --------       --------

Expenses:
Cost of services                                            7,622          8,776          9,354          2,514            452
Impairment of software inventory                              248           --             --             --             --
Impariment of capitalized software                            148           --             --             --             --
Product development and enhancement                         1,111            977            931            702            517
Selling and marketing                                       3,035          3,499          5,384          3,273            420
General and administrative                                  4,439          5,849          9,683          4,814          3,581
Non-cash charges for stock-based
  compensation, services and legal settlements                139            250            991          5,161          3,267
Impairment of goodwill and acquired intangibles               982          1,711         16,708           --             --
                                                         --------       --------       --------       --------       --------
Total operating expenses                                   17,724         21,062         43,051         16,464          8,237
                                                         --------       --------       --------       --------       --------

Operating loss                                             (5,641)        (6,840)       (33,308)       (15,161)        (8,132)
                                                         --------       --------       --------       --------       --------
  Other income (expense), net                                (363)           292            523            675         (1,490)
                                                         --------       --------       --------       --------       --------
Loss before income taxes                                   (6,004)        (6,548)       (32,785)       (14,486)        (9,622)

  Income tax benefit                                         --             --            1,930           --             --
                                                         --------       --------       --------       --------       --------

NET LOSS                                                   (6,004)        (6,548)       (30,855)       (14,486)        (9,622)

Dividends on preferred stock                                 (400)          (365)          (420)          (458)          (191)
 Dividends to preferred stockholders for
  beneficial conversion feature                              (107)          --             --           (4,549)        (1,222)
Beneficial conversion feature from repricing and
  issuance of warrants                                       --             (461)          --             --             --
                                                         --------       --------       --------       --------       --------

Loss attributable to common stockholders                 $ (6,511)      $ (7,374)      $(31,275)      $(19,493)      $(11,035)
                                                         ========       ========       ========       ========       ========

Basic and diluted loss per common share                  $  (0.53)      $  (0.68)      $  (3.57)      $  (4.49)      $  (7.62)
                                                         ========       ========       ========       ========       ========
Weighted average common shares outstanding -
  basic and diluted                                        12,303         10,867          8,768          4,337          1,447
                                                         ========       ========       ========       ========       ========


                                                                                      July 31,
                                                         --------------------------------------------------------------------
                                                           2003           2002          2001           2000            1999
                                                         --------       --------       --------      ---------       --------
                                                                                    (In thousands)

Balance Sheet Data:
Cash and cash equivalents                                $  2,283       $  2,088       $  2,223       $ 14,003       $    114
Working capital                                             1,700          2,622            646         17,831          3,119
Total assets                                                8,598         12,625         15,674         22,332          6,540
Capital lease obligations                                     194            374            255            231            358
Total liabilities                                           2,758          3,244          4,487          2,242          1,486
Stockholders' equity                                        5,840          9,381         11,187         20,090          5,055

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      This annual report on form 10-K contains a number of "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Specifically, all statements other than statements of historical facts included in this annual report regarding our financial position, business strategy and plans and objectives of management for future operations are forward-looking statements. These forward-looking statements are based on the beliefs of management, as well as assumptions made by and information currently available to management. When used in this Report, the words "anticipate," "believe," "estimate," "expect," "may," "will," "continue" and "intend," and words or phrases of similar import, as they relate to our financial position, business strategy and plans, or objectives of management, are intended to identify forward-looking statements. These statements reflect our current view with respect to future events and are subject to risks, uncertainties and assumptions related to various factors including, without limitation, those described below the heading "Overview", those described starting on page 32 of this annual report under the heading "Risk Factors" and in our registration statements and periodic reports filed with the SEC under the Securities Act and the Exchange Act.

      Although we believe that our expectations are reasonable, we cannot assure you that our expectations will prove to be correct. Should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described in this annual report as anticipated, believed, estimated, expected or intended.

Overview

      We are in the e-commerce business-to-business communication services market providing complete EC infrastructure solutions. Our business operates in three segments: namely, our ICC.NET service, our Service Bureau and our Professional Services.

      Our ICC.NET service, the Company's global Internet-based value added network or VAN, uses the Internet and our proprietary technology to deliver our customers' documents and data files to members of their trading communities, many of which may have incompatible systems, by translating the documents and data files into any format required by the receiver. We believe that our ICC.NET service has significant advantages over traditional VANs, email-based and other Internet-based software systems, because our service is provided at a low cost, with greater transmission speed in nearly real-time and offers more features. Our Service Bureau manages and translates the data of small and mid-sized companies that exchange EDI data with large companies. Our Professional Services segment facilitates the development and operations of comprehensive business-to-business e-commerce solutions.

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

      During the fourth quarter of fiscal 2003 the goodwill of the Service Bureau was tested for impairment due to a significant decline in revenues and operating income resulting primarily from the bankruptcy of its largest customer. An impairment loss of $982,142 was recognized as a result of this evaluation. The fair value of the Service Bureau reporting unit was estimated using the net present value of expected future cash flows.

      Due to a continued decline in its revenues throughout the course of 2002, continued operating losses and a significant reduction in forecasted future operating profits, the Professional Services segment was tested for impairment during the fourth quarter of fiscal 2002. An impairment loss of $1,710,617 was recognized as a result of this evaluation. The fair value of the Professional Services segment unit was estimated using the net present value of expected future cash flows. During the fourth quarter of fiscal 2002, the Company integrated its data mapping and XML services and personnel into the ICC.NET business segment. These products and services had previously been part of the Company's Professional Services segment. These products and services are primarily utilized to support customers of the ICC.NET VAN service. The reorganization was undertaken to more closely align these data transfer services with the customers they serve. The segment information presented below in the results of operations has been restated for 2002 and 2001 to reflect this reorganization as if it had occurred August 1, 2001.

      We rely on many of our competitors to interconnect, at reasonable cost, with our service. We have interconnection arrangements with more than 65 business-to-business networks for the benefit of our customers. Two of the largest networks, Global eXchange Services ("GXS") and Sterling Commerce, which we believe to account for approximately 60% of the estimated EDI users, discontinued their interconnect arrangements with the Company. GXS discontinued its interconnection with our service in September 2001 and Sterling Commerce discontinued its interconnection with our service in April 2002. We have entered into arrangements with Inovis, Inc. (formerly a division of Peregrine Systems, Inc. and now an idependent company) and IBM Corporation so our customers can continue to communicate through us with their trading communities. As a result of these interconnection arrangements, we will continue to incur additional costs and may lose existing customers if the arrangements we have provided are inadequate for their business purposes. We believe, however, that the arrangements we have made satisfy our existing customers.

Critical Accounting Policies and Significant Use of Estimates in Financial Statements

       Critical accounting policies are those policies that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

      The following list of critical accounting policies is not intended to be a comprehensive list of all of our accounting policies. Our significant accounting policies are more fully described in note 2 of the notes to the consolidated financial statements included elsewhere in this annual report on Form 10-K for the year ended July 31, 2003. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles with no need for management's judgment in their application. There are also areas in which management's judgment in selecting any available alternative would not produce a materially different result. We have identified the following to be critical accounting policies of the Company:

      Revenue Recognition: The Company derives revenue from subscriptions to its ICC.NET service, which includes transaction, mailbox and fax transmission fees. The subscription fees are comprised of both fixed and usage-based fees. Fixed subscription fees are recognized on a pro-rata basis over the subscription period, generally three to six months. Usage fees are recognized in the period the services are rendered. The Company also derives revenue through implementation fees, interconnection fees and by providing data mapping services to its customers. Implementation fees are recognized over the life of the subscription period. Interconnection fees are fees charged to connect to another VAN service and are recognized when the data is transmitted to the connected service. Revenue from data mapping services is recognized when the map has been completed and delivered to the customer. The Company has a limited number of fixed fee data mapping services contracts. Under these arrangements the Company is required to provide a specified number of maps for a fixed fee. Revenue from such arrangements is recognized using the percentage-of-completion method of accounting (see below).

      Service Bureau revenue is comprised of EDI services including data translation services, EDI-to-print and print-to-EDI purchase order and invoice processing, UPC services including UPC number generation, UPC catalog maintenance and UPC label printing. The Service Bureau also derives revenue from licensing software and providing software maintenance and support. Revenue from EDI services and UPC services is recognized when the services are provided. The Company accounts for its EDI software license sales in accordance with the American Institute of Certified Public Accountants' Statement of Position 97-2, "Software Revenue Recognition," as amended ("SOP 97-2"). Revenue from software licenses is recognized when all of the following conditions are met: (1) a non-cancelable non-contingent license agreement has been signed; (2) the software product has been delivered; (3) there are no material uncertainties regarding customer acceptance; and (4) collection of the resulting receivable is probable. Revenue from software maintenance and support contracts is recognized ratably over the life of the contract. The Service Bureau's software license revenue was not significant in any of the periods presented.

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

      Revenue from fixed fee data mapping and professional service contracts is recognized using the percentage-of-completion method of accounting, as prescribed by SOP 81-1 "Accounting for Performance of Construction-Type and Certain Production-Type Contracts."

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

      Other Intangible Assets: Other intangible assets are carried at cost less accumulated amortization. Other intangible assets are amortized on a straight-line basis over their expected lives, which are estimated to be five years. The Company did not have any indefinite lived intangible assets other than goodwill that were not subject to amortization.

      Impairment of long-lived assets: Long-lived assets of the Company, including amortizable intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Management also reevaluates the periods of amortization of long-lived assets to determine whether events and circumstances warrant revised estimates of useful lives. When such events or changes in circumstances occur, the Company tests for impairment by comparing the carrying value of the long-lived asset to the estimated undiscounted future cash flows expected to result from use of the asset and its eventual disposition. If the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset, the Company would recognize an impairment loss. The amount of the impairment loss will be determined by comparing the carrying value of the long-lived asset to the present value of the net future operating cash flows to be generated by the asset.

      Stock-based compensation: The Company accounts for stock-based compensation with its employees using the intrinsic value method in accordance with the provisions of Account Principles Board Opinion No. 25, Accounting for Stock Issued to Employees" and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock Based Compensation" ("SFAS No. 123"). SFAS No. 123 establishes a fair-value method of accounting for stock-based compensation plans. Stock-based awards to non-employees are accounted for at fair value in accordance with SFAS No. 123.

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

      Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates. Significant accounting estimates used in the preparation of the Company's consolidated financial statements include the fair value of equity securities underlying stock based compensation, the realizability of deferred tax assets, the carrying value of goodwill, intangible assets and long-lived assets, and depreciation and amortization. The following discussion reviews items incorporated into our financial statements for the years ended July 31 2003, 2002 and 2001 that required the use of significant management estimates.

      The Company has entered into several transactions involving the issuance of warrants and options to purchase shares of the Company's class A common stock to consultants, lenders, warrant holders, placement agents and other business associates and vendors. The issuance of these securities required management to estimate their value using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires management to make certain estimates for values of variables used by the model. Management estimated the values for stock price volatility, the expected life of the equity instruments and the risk free rate based on information that was available to management at the time the Black-Scholes option-pricing calculations were performed. Changes in such estimates could have a significant impact on the estimated fair value of those equity instruments.

      On May 30, 2003, the Company executed an Accounts Receivable Financing Agreement ("Financing Agreement") with Silicon Valley Bank ("Bank") with a term of 1 year. On October 22, 2003, the Company and Silicon Valley Bank amended the Financing Agreement to extend the term of the agreement to August 31, 2004. In connection with the Financing Agreement, the Company issued the Bank warrants to purchase 40,000 shares of the Company's class A common stock. The warrants are immediately exercisable at an exercise price of $1.39 per share, equal to the fair market value of the Company's class A common stock on the date of closing of the Financing Agreement. The warrants are exercisable for a seven-year period. The value of the warrants in the amount of $34,000 is being amortized over the life of the Financing Agreement.

      On March 10, 2003, the Company issued options to purchase 100,000 shares of class A common stock to a non-employee member of the board of directors as compensation for consulting services. The estimated fair value of the options was determined by management to be $42,000.

      The allocation of the proceeds from the sale of the series D preferred stock and warrants issued in the Company's April 30, 2003 private placement between the fair value of the series D preferred stock and the fair value of the detachable warrants required management to estimate the fair value of the warrants. Management's estimate resulted in a beneficial conversion feature in the amount of $106,730. The discount was immediately accreted and treated as a deemed dividend to the holder of the series D preferred as all of the series D preferred stock was eligible for conversion upon issuance.

      In connection with the private placement that closed during April and May of 2003, the Company incurred fees which were paid by issuing warrants to purchase 110,680 shares of class A common stock at an exercise price of $1.47 per share. The fair value of the warrants was determined by management to be $87,800.

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

      Goodwill is evaluated for impairment at least annually and whenever events or circumstances indicate impairment may have occurred. The assessment requires the comparison of the fair value of each of the Company's reporting units to the carrying value of its respective net assets, including allocated goodwill. If the carrying value of the reporting unit exceeds its fair value, the Company must perform a second test to measure the amount of impairment. The second step of the goodwill impairment test compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. The Company allocates the fair value of a reporting unit to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized by the Company in an amount equal to that excess.

      The Company estimates the fair value of its reporting units based on the net present value of expected future cash flows. The use of this method requires management to make estimates of the expected future cash flows of the reporting unit and the Company's weighted average cost of capital. Estimating the Company's weighted average cost of capital requires management to make estimates for long-term interest rates, risk premiums, and beta coefficients. Management estimated these items based on information that was available to management at the time the Company prepared its estimate of the fair value of the reporting unit. Changes in either the expected cash flows or the weighted average cost of capital could have a significant impact on the estimated fair value of the Company's reporting units.

      Impairments of goodwill and acquired intangibles in the amount of $982,000, $1,711,000 and $16,708,000 were as recorded during the years ended July 31 2003, 2002 and 2001, respectively. During fiscal 2001, due to a significant reduction of the workforce of the professional services segment, a steep decline in the value of companies similar to it, continued operating losses and a significant reduction in the forecasted future operating profits, management determined that triggering events had occurred related to the certain acquired intangible assets of the Professional Services segment, namely its assembled workforce, its customer list and goodwill. The projected cash flow analysis related to those assets determined that the assets had been impaired. These intangible assets were written down to fair value based on the discounted expected future cash flows from the intangible assets over their remaining estimated useful lives. An impairment loss of $16,708,000 was recognized as a result of this evaluation. During fiscal 2002, due to a continued decline in its revenues throughout the course of 2002, continued operating losses and a significant reduction in forecasted future operating profits, the Professional Services segment was tested for impairment during the fourth quarter of fiscal 2002. An impairment loss of $1,711,000 was recognized as a result of this evaluation. The fair value of the Professional Services segment unit was estimated using the net present value of expected future cash flows. During the fourth quarter of fiscal 2003 the goodwill of the Service Bureau was tested for impairment due to a significant decline in revenues and operating income resulting primarily from the bankruptcy of its largest customer. An impairment loss of $982,142 was recognized as a result of this evaluation. The fair value of the Service Bureau reporting unit was estimated using the net present value of expected future cash flows.

Results of Operations and Financial Condition

Fiscal Year Ended July 31, 2003 Compared with Fiscal Year Ended July 31, 2002.

Results of Operations - Consolidated

      The following table reflects consolidated operating data by reported segment. All significant intersegment activity has been eliminated. Accordingly, the segment results below exclude the effect of transactions with our subsidiary.

                                                         Year Ended
                                                          July 31,
                                               --------------------------------
Income (loss) before income taxes:                2003                2002
                                               ------------        ------------
ICC.NET                                        $(4,004,933)        $(3,126,008)
Service Bureau                                  (1,132,102)              4,949
Professional Services                             (867,283)         (3,426,494)
                                               -----------         -----------
Consolidated loss before income taxes          $(6,004,318)        $(6,547,553)

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

                                                           Year Ended
                                                            July 31,
                                                   ----------------------------
                                                       2003          2002 (1)
                                                   -----------     ------------
Revenues:

VAN services                                       $  8,237,525    $  6,266,277
Mapping services                                        571,063       1,064,387
Services to Triaton                                      58,333         105,626
Technology license                                         --         3,000,000
                                                   ------------    ------------
                                                      8,866,921      10,436,290
Expenses:
Cost of services                                      5,167,554       5,744,587
Product development and enhancement                     975,583         822,314
Selling and marketing                                 2,757,489       3,034,683
General and administrative                            3,492,835       4,230,242
Non-cash charges for stock-based compensation           139,415          59,989
                                                   ------------    ------------
                                                     12,532,876      13,891,815
                                                   ------------    ------------

Operating loss                                     $ (3,665,955)   $ (3,455,525)
                                                   ------------    ------------

Other (expense) income, net                            (338,978)        329,517
                                                   ------------    ------------

Loss before income taxes                           $ (4,004,933)   $ (3,126,008)
                                                   ------------    ------------

       (1) Restated to reflect the integration of data mapping services into the ICC.NET segment.

      Revenues - ICC.NET - Revenues from our ICC.NET service were 73% of our total consolidated revenues for the fiscal year ended July 31, 2003 ("2003") compared to 73% for the fiscal year ended July 31, 2002 ("2002"). Total ICC.NET revenue decreased $1,569,000 in 2003 from 2002, or approximately 15%. VAN services revenue increased $2,030,000, or approximately 32%, in 2003 from the prior year. The increase in VAN services revenue is attributable to an increase in the number of customers to approximately 1,100 in July 2003 from approximately 600 in July 2002. Approximately 300 of these new customers signed up for our service during the month of April 2003. Mapping services decreased $493,000 or approximately 46% in 2003 compared to 2002 primarily due to the continued slowdown in the economy. During 2002, we recognized technology license revenue of $3,000,000 from Triaton GmbH, a subsidiary of Thyssen Krupp Information Services, GmbH, for the license of our ICC.NET service. Under the terms of the July 2002 license agreement, we granted Triaton a non-exclusive license to use ICC's electronic data interchange system in its most recent version anywhere in the continent of Europe, Great Britain and Ireland for a five-year term. Triaton has the right to use and provide the ICC.NET service to its customers. Triaton paid us $1,500,000 in July 2002 and an additional $1,500,000 in October 2002 under this license agreement. ICC will not report any additional revenues under the July 2002 agreement with Triaton, except that, at Triaton's request, ICC will provide sales support, customer support and software support on ICC's standard terms and conditions. 2002 included $105,000 of fees from Triaton under a July 2001 agreement.

      Cost of services - ICC.NET - Cost of services relating to our ICC.NET service was 58% of revenue derived from the ICC.NET service in 2003, compared to 55% of revenue in 2002. Cost of services related to our ICC.NET service consists primarily of salaries and employee benefits, connectivity fees, amortization and rent. Total cost of services decreased $577,000 in 2003 from 2002. Product development personnel who were temporarily assigned to cost of services during 2002 represented $278,000 of this decrease. These employees were used to implement alternative connectivity solutions for the ICC.NET service when GXS and Sterling disconnected our service from their networks during 2002. Amortization decreased $246,000 in 2003 compared to 2002 primarily due to certain capitalized software costs becoming fully amortized during 2002. Salaries and employee benefits decreased $138,000 primarily due to a reduction of personnel to 28 at the end of 2003 from 38 at the beginning of 2002. In addition, consulting costs decreased $159,000 in 2003 compared to 2002 due primarily to decrease in costs associated with technology license revenue from Triaton. However, these savings were partially offset by increased connectivity costs of $306,000 in 2003 from 2002. The increase in connectivity fees was primarily due to additional fees incurred to offer our customers and their trading partners alternative connectivity when GXS and Sterling disconnected our service from their networks during 2002. Cost of services relating to VAN services decreased to $3,744,000 in 2003 from $4,009,000 in 2002. Cost of services relating to mapping services decreased to $1,424,000 in 2003 from $1,683,000 in 2002. Cost of services relating to services provided to Triaton was $53,000 in 2002 compared to no costs in 2003. We anticipate that our ICC.NET cost of services will decline as a percentage of revenue in future periods due to increased utilization of our existing communications infrastructure as we expect the use of our ICC.NET service to increase.

      Product development and enhancement - ICC.NET - Product development and enhancement costs relating to our ICC.NET service consist primarily of salaries and employee benefits. The increase of $153,000 in 2003 over 2002 was primarily attributable to an increase of $267,000 of costs relating to product development personnel who had been temporarily assigned to cost of services during 2002. The personnel were utilized to implement alternative connectivity solutions for the ICC.NET service when GXS and Sterling disconnected our service from their networks during 2002. The prior year allocation was partially offset by a decrease of $78,000 in salaries and employee benefits as a result of reduction in staff to 8 at the end of 2003 from 14 at the beginning of 2002. Also, consulting costs decreased $17,000 in 2003 compared to 2002 due to increased reliance on staff.

      Selling and marketing - ICC.NET - Selling and marketing expenses relating to our ICC.NET service consist primarily of salaries and employee benefits, advertising and trade show costs and travel-related costs. Selling and marketing expenses related to our ICC.NET service were reduced $277,000 in 2003 from 2002. Advertising and trade show costs were reduced $175,000 because we attended fewer trade shows and placed fewer print advertisements. The sales function was centralized in the second fiscal quarter of 2003, a portion of the cost of our sales force was allocated to the Professional Services segment based on the level of effort utilized in selling Professional Services products. In 2003 these allocations totaled $99,000.

      General and administrative - ICC.NET - General and administrative expenses supporting our ICC.NET service consist primarily of salaries and employee benefits, facility costs, legal and professional fees and depreciation. General and administrative costs supporting our ICC.NET service decreased $737,000 in 2003. Legal fees decreased $356,000 in 2003 primarily relating to our disconnection from other VAN's. Bad debt expense decreased $173,000 in 2003 from 2002 due to a decrease in customer defaults from the prior year. In addition, rent expense decreased $112,000 in 2003 from 2002 due to the renegotiation of our lease to reduce office space at one of our existing facilities. These decreases were partially offset by an increase in accounting fees of $130,000 in 2003 over 2002 due to services provided in connection with SEC filings and other matters. For cost reduction purposes, the Company's executive management, human resources, accounting and finance functions for all segments of the Company were centralized and are now performed by ICC.NET personnel. Commencing in the second fiscal quarter of 2003, ICC.NET began allocating the costs of executive management, human resources, accounting and finance tasks to the segments based on the level of services provided to each segment. In 2003, these allocations totaled $234,000.

      Non-cash charges - ICC.NET - Non-cash charges increased $79,000 in 2003 over 2002. In 2003, $60,000 of expense was recognized for common stock and options issued to a non-employee member of our board of directors as compensation for consulting services. In addition, expense recognized for common stock to be issued to non-employee members of our board of directors as compensation increased $19,000 in 2003 over 2002.

      Other income, net - ICC.NET - Other expenses increased $668,000 in 2003 compared to 2002. An impairment charge of $318,000 was recorded in 2003 for the write down of available-for-sale marketable securities due to an other than temporary decline in value. In 2002 other income includes a legal settlement from a competitor of $63,000 and the favorable settlement of an acquisition-related liability of $145,000. In addition, net gains from the disposition of marketable securities decreased $140,000 in 2003 from 2002.

Results of Operations - Service Bureau

      Our service bureau manages and translates the data of small and mid-sized companies that exchange EDI data with large companies and provides various EDI and UPC (universal product code) services. Our service bureau also licenses EDI software. The following table summarizes operating results for our service bureau:

                                                             Year Ended
                                                              July 31,
                                                    ----------------------------
                                                        2003           2002
                                                    -----------      -----------

Revenues:
  Services                                          $ 1,487,946      $ 1,633,183
Expenses:
    Cost of services                                    735,136          839,217
    Impairment of capitalized software                  148,479             --
                                                    -----------      -----------
    Total cost of services                              883,615          839,217
    Product development and enhancement                 135,358          154,589
    Selling and marketing                               135,411          123,100
    General and administrative                          483,522          511,328
    Impairment of acquired intangible                   982,142
                                                    -----------      -----------

                                                      2,620,048        1,628,234
                                                    -----------      -----------

Operating income (loss)                              (1,132,102)           4,949
                                                    -----------      -----------

Other income, net                                          --               --
                                                    -----------      -----------

Income (loss) before income taxes                   $(1,132,102)     $     4,949
                                                    ===========      ===========

      Revenues - Service Bureau - Revenue related to our service bureau was 12% of our consolidated revenue in 2003 compared to 11% of consolidated revenue in 2002. The service bureau's revenue was primarily generated from services performed, customer support and licensing fees. The decrease in revenue of $145,000 in 2003 compared to 2002 was primarily the result of a decrease in service revenue of $122,000 due to a large customer ceasing operations.

      Cost of services - Service Bureau - Total cost of services relating to our Service Bureau was 58% of revenue derived from the service bureau in 2003 compared to 51% in 2002. Excluding the impairment of the capitalized software, costs of services was 49% of revenue derived from the Service Bureau in 2003 compared to 51% of revenue derived from the Service Bureau in 2002. Cost of services related to our service bureau consists primarily of salaries and employee benefits and rent. Cost of services, excluding the capitalized software impairment charge, decreased $104,000 in 2003. This decrease in cost of services was primarily the result of an $80,000 decrease in the use of consultants for customer service and support and data entry services and a decrease in salary and benefits of $22,000. Delivery charges to customers decreased $11,000 in 2003 compared to 2002 due to customers paying these cost directly to the delivery agent. Cost of services - impairment of capitalized software of $148,000 in 2003 represents an impairment of capitalized software for in-process projects that management decided, due to unfavorable market conditions continuing into the foreseeable future, not to complete.

      Product development and enhancement - Service Bureau - Product development and enhancement costs consist primarily of salaries and employee benefits and rent. Product development and enhancement costs incurred by our service bureau decreased $19,000 in 2003 from 2002. This decrease was primarily attributable to a decrease in salaries and employee benefits of $16,000 as a result of reduced staffing to 4 at the end of 2003 from 5 at the beginning of 2002.

      Selling and marketing - Service Bureau - Selling and marketing expenses relating to our service bureau consist primarily of salaries and employee benefits and rent. Selling and marketing increased $12,000 in 2003 primarily due to an increase in salaries and employee benefits of $8,000, and a $5,000 severance payment in 2003.

      General and administrative - Service Bureau - General and administrative expenses relating to our service bureau consist primarily of salaries and employee benefits, depreciation, rent, telephone and office expenses. General and administrative costs decreased $28,000 in 2003 from 2002. Salaries decreased $160,000 in 2003 from 2002 as a result of a reduction in staff to 1 at the end of 2003 from 4 at the end of 2002, and 6 at the beginning of 2002. This was offset by an increase of $135,000 in general and administrative support staff salary and benefits allocated by ICC.NET to the Service Bureau in 2003. See "General and administrative - ICC.NET" above for a discussion of the allocation of general and administrative expenses among segments.

      Impairment of Acquired Intangibles - Service Bureau - During the fourth quarter of fiscal 2003 the goodwill of the Service Bureau was tested for impairment due to a significant decline in revenues and operating income resulting primarily from the bankruptcy of its largest customer. An impairment loss of $982,142 was recognized as a result of this evaluation. The fair value of the Service Bureau reporting unit was estimated using the net present value of expected future cash flows.


Results of Operations - Professional Services

      Our professional services segment provides comprehensive business-to-business electronic commerce solutions, including electronic commerce infrastructure solutions. Our professional services segment also conducts a series of product-independent EDI seminars for electronic commerce users. The following table summarizes operating results for our professional services:

                                                             Year Ended
                                                              July 31,
                                                     ---------------------------
                                                        2003          2002 (1)
                                                     -----------    ------------
Revenues:
  Services                                           $ 1,728,447    $ 2,152,323

Expenses:
    Cost of services                                   1,719,118      2,191,750
    Impairment of software inventory                     248,092           --
                                                     -----------    -----------
    Total cost of services                             1,967,210      2,191,750
    Selling and marketing                                141,826        341,717
    General and administrative                           462,273      1,107,741
    Non-cash charges for stock-based compensation           --          190,019
    Impairment of acquired intangible                       --        1,710,617
                                                     -----------    -----------
                                                       2,571,309      5,541,844
                                                     -----------    -----------

Operating loss                                          (842,862)    (3,389,521)

Other income (expense), net                              (24,421)       (36,973)
                                                     -----------    -----------

Loss before income taxes                             $  (867,283)   $(3,426,494)
                                                     ===========    ===========

(1) Restated to reflect the integration of data mapping services into the ICC.NET segment.

      Revenues - Professional Services - Revenue related to professional services was 14% of our consolidated revenue in 2003 compared to 15% of consolidated revenue in 2002. Revenue generated from professional services consists of consulting and educational services. As a result of the continued slowdown in the economy, which has resulted in a decrease in capital expenditures for information technology and related services, revenue from our professional services decreased $424,000 in 2003 from 2002.

      Cost of services - Professional Services - Total cost of services relating to professional services was 114% of revenue derived from professional services in 2003 compared to 102% in 2002. Excluding the impairment of software inventory, the total cost of services was 99% of revenue from professional services in 2003 compared to 102% of revenue in 2002. Cost of services related to our professional services consists primarily of salaries and employee benefits, and contract labor. Costs of services, excluding the impairment charge, related to professional services decreased $473,000 in 2003 from 2002. This was primarily attributable to a decrease in salaries and employee benefits of $332,000 partially due to a reduction in workforce to 8 at the end of 2003 from 13 at the end of 2002 and 24 at the beginning of 2002. Travel, meals and entertainment decreased $104,000 in 2003 from 2002 due to lower travel requirements associated with projects. In addition, costs for rental of space for educational seminars decreased $62,000 in the 2003 compared to 2002 due to the use of lower cost facilities. Impairment of software inventory of $248,000 in 2003 represents an impairment for software inventory held by Professional Services resulting from insufficient historical and projected revenue from these products to support the recoverability of that carrying value.

      Selling and marketing - Professional Services - Selling and marketing expenses relating to our professional services consist primarily of salaries and employee benefits. Selling and marketing expenses related to our professional services were reduced $200,000 in 2003 from 2002. The decrease in selling and marketing expenses was primarily attributable to a decrease in salaries and benefits of $196,000 in 2003. In addition, rent, travel and entertainment and severance decreased $28,000, $26,000 and $21,000, respectively, in 2003 from 2002. These decreases were offset by an increase in the allocation of selling and marketing expenses from ICC.NET of $99,000 in 2003 compared to 2002. See "Selling and marketing - ICC.NET" above for a discussion of the allocation of selling and marketing expenses between ICC.NET and professional services.

      General and administrative - Professional Services - General and administrative expenses supporting our professional services consist primarily of salaries and employee benefits, rent, depreciation, amortization, legal and other professional fees and telephone charges. General and administrative costs supporting our professional services decreased $645,000 in 2003 from 2002. The decrease was attributable in part to decreased rent expense of $281,000 as a result of the renegotiation of our lease to reduce office space in our existing facility. In addition, salary and benefits decreased $258,000 primarily due to a reduction in personnel to 3 at the end of 2003 from 6 at the end of 2002 and 10 at the beginning of 2002. Legal fees decreased $109,000 in 2003 compared to 2002 due to the resolution of a legal matter in 2002. In addition, depreciation and amortization decreased $93,000 in 2003 from 2002 due to assets reaching the end of their depreciable or amortizable lives. These decreases were offset by an increase in allocation of general and administrative expenses from ICC.NET of $99,000 in 2003 compared to 2002. See "General and administrative - ICC.NET" above for a discussion of the allocation of general and administrative expenses among segments.

      Non-cash charges - Professional Services - Non-cash charges in the 2002 consisted of stock-based compensation expense related to assumed unvested restricted shares issued to RTCI employees in connection with our acquisition of RTCI.

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

                                                          Year Ended
                                                           July 31,
                                                -------------------------------
          Income (loss) before income taxes:        2002               2001
                                                -------------      ------------

ICC.NET                                         $ (3,126,008)      $(12,057,379)
Service Bureau                                         4,949           (391,048)
Professional Services                             (3,426,494)       (20,336,812)
                                                ------------       ------------
Consolidated loss before income
  taxes                                         $ (6,547,553)      $(32,785,239)
                                                ============       ============


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

                                                           Year Ended
                                                            July 31,
                                                 ------------------------------
                                                    2002 (1)          2001 (1)
                                                 ------------      ------------
Revenues:
VAN services                                     $  7,330,664      $  4,690,919
Services to Triaton                                   105,626         1,068,500
Technology license                                  3,000,000              --
                                                 ------------      ------------
                                                   10,436,290         5,759,419
Expenses:
Cost of services                                    5,744,587         5,794,541
Product development and enhancement                   822,314           625,279
Selling and marketing                               3,034,683         4,523,331
General and administrative                          4,230,242         6,913,600
Non-cash charges                                       59,989           450,110
                                                 ------------      ------------
                                                   13,891,815        18,306,861
                                                 ------------      ------------

Operating loss                                     (3,455,525)     $(12,547,442)
                                                 ------------      ------------

Other income, net                                     329,517           490,063
                                                 ------------      ------------

Loss before income taxes                         $ (3,126,008)     $(12,057,379)
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

ICC.NET revenue included $1,064,000 attributable to mapping and XML services in 2002 as compared to $913,000 in 2001. This increase is the result of a larger customer base and increased volume. Services to Triaton decreased from $1,069,000 under the original agreement in 2001 to $106,000 in 2002. During 2002, we recognized technology license revenue of $3,000,000 from Triaton for the license of our ICC.NET service. Under the terms of the July 2002 license agreement, we granted Triaton a non-exclusive license to use ICC's electronic data interchange system in its most recent version anywhere in the continent of Europe, Great Britain and Ireland for a five-year term. Triaton has the right to provide and use the ICC.NET service to its customers. Triaton paid us $1,500,000 in July 2002 and an additional $1,500,000 in October 2002 under this license agreement. ICC will not report any additional revenues under the amended agreement with Triaton, except that, at Triaton's request, ICC will provide sales support, customer support and software support on ICC's standard terms and conditions

      Cost of services - ICC.NET - Cost of services relating to our ICC.NET service was 55% of revenues derived from the service in 2002, compared to 101% of revenues derived from the service in 2001. These costs consist primarily of salaries and employee benefits, data lines and amortization of our acquired mapping technology. ICC.NET cost of services included $1,683,000 attributable to mapping and XML services in 2002 as compared to $1,905,000 in 2001. The decrease of $50,000 in 2002 from the prior year was primarily the result of increased connectivity costs offset by lower salaries and employee benefits. We reduced our cost of services personnel to 28 at the end of 2002 from 38 at the end of 2001 and as a result we were able to reduce salaries and employee benefits by $521,000. The reduction in the number of employees did not affect the quality or reliability of our service. Rental expenses for leased computer equipment decreased $120,000 in 2002 compared to the prior year. Connectivity fees are those costs that we incur to transmit data electronically. These fees include charges from other VANs and charges from Internet service providers. Total connectivity fees increased $370,000 in 2002. The increase in connectivity fees was primarily due to additional fees incurred to offer our customers and their trading partners alternate connectivity as a result of GXS and Sterling disconnecting our service from their networks. In addition, amortization increased $239,000 in 2002. This was primarily due to the acquisition of RTCI. Because the acquisition took place at the beginning of the second quarter of 2001, only nine months of mapping technology amortization was recognized in 2001 compared to twelve months of amortization recognized in 2002. We anticipate that our ICC.NET cost of services will continue to decline as a percentage of revenues in future periods due to increased utilization of our existing infrastructure as we expect the use of our ICC.NET service to increase.

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

      Selling and marketing - ICC.NET - Selling and marketing expenses relating to our ICC.NET service consist primarily of salaries and employee benefits, advertising, trade shows and travel-related costs. Selling and marketing expenses related to our ICC.NET were reduced $1,489,000 in 2002 from 2001. Salaries and employee benefits related to our ICC.NET service decreased $645,000, primarily due to the elimination of our telesales force. Consulting and professional fees were reduced $275,000, advertising and trade show expenses were reduced $233,000, rent and facility-related costs were reduced $157,000 and travel-related costs were reduced $141,000--all as a result of our cost reduction measures.

      General and administrative - ICC.NET - General and administrative expenses supporting our ICC.NET service consist primarily of salaries and employee benefits, rent, depreciation, telephone, insurance, amortization and consulting and professional fees. General and administrative expenses supporting our ICC.NET service decreased $2,683,000 in 2002 from the prior year. Salaries and related employee benefits decreased $1,220,000 in 2002 due to a reduction in the workforce. In addition, recruiting fees decreased $137,000. The prior year, 2001, included severance payments of $448,000, primarily due to the termination of an officer. Consulting and professional fees decreased $704,000 in 2002 primarily as a result of the termination of a consulting contract with a former officer of the Company that was recognized in 2001. Amortization decreased $119,000, primarily as a result of the Company's implementation of SFAS No. 142, effective August 1, 2001, which requires goodwill to be tested for impairment on a periodic basis and no longer permits the amortization of goodwill.

      Non-cash charges - ICC.NET - During 2002, the non-employee members of our Board of Directors received class A common stock with a value of $60,000 as compensation for their services. No such compensation was paid in 2001. In March 2000, ICC granted an option to purchase 100,000 shares of class A common stock pursuant to a consulting agreement with a former executive officer and board member of ICC. Non-cash consulting charges for this stock option amounted to $450,000 in 2001. No such charges were incurred in 2002.

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


Results of Operations - Service Bureau

      Our service bureau manages and translates the data of small and mid-sized companies that exchange EDI data with large companies and provides various EDI and UPC (universal product code) services. Our service bureau also licenses EDI software. The following table summarizes operating results for our service bureau:

                                                             Year Ended
                                                              July 31,
                                                    ---------------------------
                                                        2002           2001
                                                    -----------     -----------
Revenues:
  Services                                          $ 1,633,183     $ 1,462,088
Expenses:

    Cost of services                                    839,217         668,535
    Product development and enhancement                 154,589         305,750
    Selling and marketing                               123,100         105,382
    General and administrative                          511,328         773,469
                                                    -----------     -----------

                                                      1,628,234       1,853,136
                                                    -----------     -----------

Operating income (loss)                                   4,949        (391,048)
                                                    -----------     -----------
Other income, net                                          --              --
                                                    -----------     -----------
Income (loss) before income taxes                   $     4,949     $  (391,048)
                                                    ===========     ===========


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

Results of Operations - Professional Services

      Our professional services segment provides comprehensive business-to-business electronic commerce solutions, including electronic commerce infrastructure solutions. Our professional services segment also conducts a series of product-independent EDI seminars for electronic commerce users. The following table summarizes operating results for our professional services:

                                                          Year Ended
                                                           July 31,
                                                 ------------------------------
                                                   2002 (1)          2001 (1)
                                                 ------------      ------------

Revenues:
  Services                                       $  2,152,323      $  2,521,012
Expenses:
    Cost of services                                2,191,750         2,891,278
    Selling and marketing                             341,717           754,871
    General and administrative                      1,107,741         1,995,515
    Non-cash charges for stock-based
      compensation & services                         190,019           540,938
    Impairment of acquired intangible               1,710,617        16,708,479
                                                 ------------      ------------
                                                    5,541,844        22,891,081
                                                 ------------      ------------

Operating loss                                     (3,389,521)      (20,370,069)

Other income (expense), net                           (36,973)           33,257
                                                 ------------      ------------

Loss before income taxes                         $ (3,426,494)     $(20,336,812)
                                                 ============      ============

(1) Restated to reflect the integration of data mapping services into the ICC.NET segment.

      Revenues - Professional services - Revenues from professional services were 15% of our total consolidated revenues for 2002. Revenues from professional services consist of consulting and educational services. As a result of the continuing economic slowdown, revenues from professional services decreased $369,000 in 2002 from 2001 for consulting services primarily as a result of a reduced number of consulting projects.

      Cost of services - Professional Services - Cost of services relating to professional services was 102% of revenues derived from professional services in 2002, compared to 115% of revenues in 2001. Cost of services consists primarily of salaries and benefits, consultants, travel related expenses, amortization and off site facilities. Cost of services related to our professional services decreased $700,000 in 2002. Amortization expense decreased $472,000 from the prior year. As required by FAS 142, we reclassified the workforce intangible from other intangible assets to goodwill and as a result, no such amortization charge was incurred in 2002. We reduced our cost of services personnel to 13 at the end of 2002 from 24 at the end of 2001. As a result, salary and employee benefits decreased by $158,000 in 2002. In addition, as part of our cost reduction measures, facility-related costs and computer equipment rentals decreased $50,000 from the prior year.

      Selling and marketing - Professional Services - Selling and marketing expenses relating to our professional services consist primarily of salaries and employee benefits, travel related expenses, advertising, trade shows and amortization. Selling and marketing expenses related to our professional services decreased $413,000 in 2002 from the prior year. This decrease is the result of a decrease in salaries and employee benefits of $78,000. Amortization expense for the acquired customer list was no longer recognized during 2002 as an impairment charge for the full carrying value of this asset was recognized in the fourth quarter of 2001. This resulted in a decrease of $61,000 in amortization expense during the current year. In addition, as part of our cost reduction measures, travel-related expenses, tradeshow fees, advertising expenses and office expenses were reduced by $272,000 in 2002 compared to the prior year.

      General and administrative - Professional Services - General and administrative expenses supporting our professional services consist primarily of salaries and employee benefits, rent, legal, legal fees, telephone charges, depreciation, amortization and professional fees. General and administrative costs supporting our professional services decreased $888,000 in 2002 from 2001. The decrease was partially attributable to a decrease in depreciation and amortization of $886,000, a result of the Company's implementation of SFAS No. 142, effective August 1, 2001, which requires goodwill to be tested for impairment on a periodic basis and no longer permits the amortization of goodwill. The decrease was also attributable to a decrease in salaries and employee benefits of $254,000, primarily due to a reduction in the workforce. Offsetting these decreases were a lease abandonment charge of $193,000 and an increase of $61,000 in legal and professional fees.

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

Income Taxes

      An income tax benefit of $1,930,000 in 2001 resulted from the decrease of our deferred tax liability associated with the amortization of identifiable intangibles and from the offset of deferred tax liabilities against post-acquisition net operating losses.

Liquidity and Capital Resources

      Our principal sources of liquidity, which consist of cash and cash equivalents and marketable securities, increased to $2,375,000 as of July 31, 2003 from $2,219,000 as of July 31, 2002. We believe these resources, combined with an accounts receivable financing agreement executed on May 30, 2003 with Silicon Valley Bank, will provide us with sufficient liquidity to continue in operation through July 31, 2004.

      On a sequential quarterly basis, cash used in operating activities for the second, third and fourth fiscal quarters of 2003 $1.2 million, $809,000 and $159,000, respectively. While we anticipate that we will achieve positive cash flow from operations in the third and fourth quarters of the year ending July 31, 2004, we do not anticipate positive cash flow from operations in the first or second quarters of that fiscal year.

Competitive or other factors described under the heading "Risk Factors" in this annual report may prevent us from achieving positive cash flow from operations in the third or fourth fiscal quarters of 2004 and therefore, we may need to undertake additional cost reduction activities or raise additional capital. There can be no assurance that additional capital, if required, will be available to us on reasonable terms or at all.

      We have financed our operations through private placements during fiscal 1994, our initial public offering during fiscal 1995 (the "IPO"), a private placement in March 1997, a private placement of bridge note units during fiscal 1998 and 1999, a private placement of series A preferred stock in April 1999, private placements of our class A common stock, series C preferred stock and warrants in November 1999, a private placement of our class A common stock and warrants in October 2001, a warrant exchange offer in May 2002 and a private placement of our class A common stock and warrants and series D preferred stock and warrants in April and May 2003.

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

      On April 23, 2002, we commenced a warrant exchange offer that ended on May 31, 2002. The offer was extended to investors who participated in the private placement in October 2001 and to holders of warrants issued as fees in connection with that private placement. The offer reduced the exercise price of the warrants issued in the private placement to $2.50 per share of class A common stock for those investors that agreed to exercise those warrants. In addition, for each share of class A common stock purchased pursuant to the warrant exercise, a new warrant (the "New Warrants") to purchase an equivalent number of shares of class A common stock was issued. The New Warrants have an exercise price of $3.50 per share and otherwise contain the same terms as the warrants issued in the private placement. The warrant exchange offer was originally set to expire on April 30, 2002, but was extended by the Company's board of directors until May 31, 2002. The Company received $659,288 in gross proceeds and issued a total of 263,715 shares of class A common stock and New Warrants to purchase 263,715 shares of class A common stock.

      During April and May 2003, the company completed a private placement of common stock, convertible preferred stock and warrants to purchase shares of common stock (the "2003 Private Placement") for aggregate gross proceeds of approximately $2,085,000.

      In the 2003 Private Placement the Company sold 1,682, 683 shares of class A common stock and warrants to purchase 1,528,838 of class A common stock providing gross proceeds of approximately $1,835,000 and 250 shares of series D convertible redeemable preferred stock ("series D preferred) and warrants to purchase 153,845 shares of class A common stock for $250,000. All warrants are immediately exercisable and have an exercise price of $1.47 per share. The warrants are exercisable until the fifth anniversary of the date of issuance. In addition, the warrants are redeemable at the Company's option, if the closing bid price of the Company's class A common exceeds 200% of the exercise price of the warrants for 30 consecutive trading days. The redemption price is $0.10 per share for each share issuable under the warrants.

      The 250 shares of series D preferred are convertible into 192,307 shares of class A common stock. The allocation of the proceeds from the sale of the series D preferred between the fair value of the series D and the fair value of the detachable warrants resulted in a beneficial conversion feature in the amount of $106,730. The discount was immediately accreted and treated as a deemed dividend to the holder of the series D preferred as all of the series D preferred was eligible for conversion upon issuance.

      In connection with the 2003 Private Placement, the Company incurred fees of $325,750, of which $237,938 was payable in cash and $87,802 was paid by issuing warrants to purchase 110,680 shares of class A common stock. These warrants have substantially the same terms as the warrants issued in the 2003 Private Placement.

       In connection with the 2003 Private Placement, the Company issued 48,706 shares of class A common stock and warrants to purchase 38,460 shares of class A common stock in settlement of certain outstanding payables. The common stock and warrants were valued at $50,000, the invoice amount of the services provided to the Company.

      Approximately 21%, or $432,000, of the gross proceeds from the 2003 Private Placement were received from directors and officers and entities with which the Company's directors are affiliated.

      Subsequent to the completion of the Company's private placement described above, the Company determined that in order to comply with NASD Marketplace Rule 4350(i)(1)(A), the purchase price per share for the shares of class A common stock purchased by directors and officers in the private placement should be increased to market value, and on June 17, 2003 the directors and officers agreed to do so. As a result, two directors and three officers agreed to pay an additional $0.58 per share, or an aggregate of $85,502, for the shares of class A common stock they purchased in the private placement.

      In August 2003, the Company paid bonuses of approximately $40,000 to reimburse the officers for their additional $0.58 per share payment.

      On May 30, 2003, the Company executed an Accounts Receivable Financing Agreement ("Financing Agreement") with Silicon Valley Bank ("Bank") with a term of one year. Under the Financing Agreement, the Company may borrow, subject to certain conditions, up to 80% of its outstanding accounts receivable up to a maximum of $2,000,000. The applicable interest rate is the prime rate plus .35% plus a collateral handling fee equal to .20% on the average daily outstanding receivable balance, and interest is payable monthly. The Bank has been granted a security interest in substantially all of the Company's assets. In connection with the Financing Agreement, the Company issued the bank warrants to purchase 40,000 shares of the Company's class A common stock. The warrants are immediately exercisable at an exercise price of $1.39, equal to the fair market value of the Company's class A common stock on the date of closing of the Financing Agreement. The warrants are exercisable for a seven-year period. The fair value of the warrants in the amount of approximately $34,000 will be amortized to interest expense over the term of the Financing Agreement. During the year ended July 31, 2003 the Company recorded interest expense in the amount of approximately $5,700 for the amortization of the fair value of the warrants. At July 31, 2003, there were no amounts outstanding under the financing arrangement. On October 22, 2003, the Company and Silicon Valley Bank amended the Financing Agreement to extend the term of the agreement to August 31, 2004.

      We have a net operating loss carryforward of approximately $75 million to offset future taxable income for federal income tax purposes. The utilization of the loss carryforward to reduce any such future income taxes will depend on our ability to generate sufficient taxable income prior to the expiration of the net operating loss carryforwards. The carryforward expires from 2007 to 2021. The Internal Revenue Code of 1986, as amended, and the regulations promulgated thereunder contain provisions which limit the use of available net operating loss carryforwards in any given year should significant changes (greater than 50%) in ownership interests occur. Due to the IPO, the net operating loss carryover of approximately $1.9 million incurred prior to the IPO is subject to an annual limitation of approximately $400,000 until that portion of the net operating loss is utilized or expires. Due to the private placement of series A preferred stock in April 1999, the net operating loss carryover of approximately $18 million incurred prior to the private placement is subject to an annual limitation of approximately $1 million until that portion of the net operating loss is utilized or expires. Also, due to the 100% ownership change when we acquired RTCI, RTCI's net operating loss of approximately $6.5 million incurred prior to the ownership change is subject to an annual limitation of approximately $1.4 million until that portion of the net operating loss is utilized or expires.

Consolidated Working Capital

      Consolidated working capital decreased to $1,700,000 at July 31, 2003 from $2,622,000 at July 31, 2002. This decrease is due to a $1,244,000 decrease in accounts receivable, primarily attributable to the collection of $1,500,000 from Triaton during the quarter ended October 31, 2002, and to a decrease in prepaid and other current assets of $183,000 mainly attributable to an impairment of software inventory of $248,000, offset by a decrease of $173,000 in accounts payable and accrued expenses as well as continued operating losses during the 2003 twelve months ended July 31, 2003 (the "2003 Twelve Months"). Our cash and marketable securities increased $157,000 at July 31, 2003 compared to July 31, 2002.

Analysis of Cash Flows

      Cash used in operating activities decreased to $1,703,000 in 2003 compared to cash used in operating activities of $4,293,000 during the year ended July 31, 2002. The decrease in 2003 is primarily the result of cost reduction measures and the effects of a decrease in accounts receivable of $1.2 million. On a sequential quarterly basis, cash used in operating activities for the second, third and fourth fiscal quarters of 2003 was $1.2 million, $809,000 and $159,000, respectively. The Company believes that it will achieve positive cash flow from operations in the third and fourth quarters of the 2004 fiscal year. We do not anticipate positive cash flows from operations in the first and second quarters of that fiscal year. See "Liquidity and Capital Resources."

      Cash provided by investing activities decreased to $10,000 in 2003 from $464,000 provided by investing activities in 2002. During 2003 cash provided by investing activities was primarily the result of $55,000 of proceeds from the sales of marketable securities offset by purchases of property and equipment of $58,000 and capitalized software of $16,000. Cash provided by investing activities in the 2002 Twelve Months was primarily the result of $538,000 of proceeds from the sale of marketable securities offset by investments in capitalized software in the amount of $175,000. Additionally, $120,000 was realized from the maturity of certificates of deposit.

      Cash provided by financing activities was $1,888,000 in the 2003 Twelve Months compared to cash provided by financing activities of $3,693,000 in the 2002 Twelve Months. Cash provided by financing activities in 2003 was primarily due to the net proceeds of approximately $2,065,000 from the April 2003 and May 2003 private placement, offset by payments on capital leases of $180,000. Cash provided by financing activities in 2002 was primarily due to the net proceeds of $3,107,000 from the October 2001 private placement and proceeds form the exercise of warrants of $700,000.

The Company enters into many contractual and commercial undertakings during the normal course of business. The following table summarizes information about certain of our obligations at July 31, 2003. The table should be read together with the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K.


---------------------------------------------------------------------------------------------------------
                                                         Payments due by period
---------------------------------------------------------------------------------------------------------
Contractual Obligation             Total        Less than one year      1-2 years      More than 2 years
---------------------------------------------------------------------------------------------------------
Capital lease obligations        $  206,765            $  159,536        $   47,229            --
----------------------------
Operating lease obligations       1,630,047             1,192,916           437,131            --
---------------------------------------------------------------------------------------------------------
Total                            $1,836,812            $1,352,452        $  484,360            --
                                 ==========            ==========        ==========       =======
----------------------------

Recent Accounting Pronouncements

      In July 2001, the Financial Accounting Standard Board ("FASB") issued SFAS 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"), which requires the recognition of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the carrying amount of the related long-lived asset is correspondingly increased. Over time, the liability is accreted to its present value and the related capitalized charge is depreciated over the useful life of the asset. SFAS 143 is effective for fiscal years beginning after June 15, 2002. Management adopted this standard on August 1, 2002. The adoption of this standard did not have a significant impact on the Company's consolidated financial position or results of operations.

      In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"). SFAS 144 retains the requirements of SFAS 121 to recognize an impairment loss if the carrying value of a long-lived asset is not recoverable from its estimated undiscounted cash flows and to measure an impairment loss as the difference between the carrying value and fair value of the asset, but it establishes new standards for long-lived assets to be disposed of. The provisions of SFAS 144 are effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS 144 on August 1, 2002. The adoption of this standard did not have a significant impact on the Company's consolidated financial position or results of operations.

      In July 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 supersedes Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that costs associated with an exit or disposal plan be recognized when incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company adopted SFAS 146 on January 1, 2003. The adoption of this standard did not have a significant impact on the Company's consolidated financial position or results of operations.

      In November 2002, the FASB issued Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others" which elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of Interpretation No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company has provided information regarding commitments and contingencies relating to guarantees in Note 13. The adoption of this standard did not have a significant impact on the consolidated financial position or results of operations.

      In November 2002, the Emerging Issues Task Force of the FASB ("EITF") reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which the vendor will perform multiple revenue generating activities. The EITF will be effective for revenue arrangements entered into in fiscal years and interim periods beginning after June 15, 2003. Management believes that the adoption of this consensus will not have a significant impact on the Company's consolidated financial position or results of operations.

      In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123" ( "SFAS 148"). SFAS 148 amends SFAS 123, "Accounting for Stock-Based Compensation" to provide alternative methods to account for the transition from the intrinsic value method of recognition of stock-based employee compensation in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" to the fair value recognition provisions under SFAS 123. SFAS 148 provides two additional methods of transition and will no longer permit the SFAS 123 prospective method to be used for fiscal years beginning after December 15, 2003. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the pro-forma effects had the fair value recognition provisions of SFAS 123 been used for all periods presented. The adoption of SFAS 148 did not have a significant impact on the Company's consolidated financial position and results of operations.

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

      In April 2003, the FASB issued SFAS 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"), which amends and clarifies accounting for derivative instruments, and for hedging activities under SFAS 133. Specifically, SFAS 149 requires that contracts with comparable characteristics be accounted for similarly. Additionally, SFAS 149 clarifies the circumstances in which a contract with an initial net investment meets the characteristics of a derivative and when a derivative contains a financing component that requires special reporting in the statement of cash flows. This Statement is generally effective for contracts entered into or modified after June 30, 2003 and did not have a significant impact on the Company's consolidated financial position or results of operations.

      In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement will become effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. For financial instruments created before the issuance date of this Statement and still existing at the beginning of the interim period of adoption, transition shall be achieved by reporting the cumulative effect of a change in an accounting principle by initially measuring the financial instruments at fair value or other measurement attribute required by this Statement. The adoption of this Statement is not expected to have a material impact on the Company's consolidated financial position or results of operations.


Risk Factors

      This annual report on form 10-K contains a number of "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Specifically, all statements other than statements of historical facts included in this annual report regarding our financial position, business strategy and plans and objectives of management for future operations are forward-looking statements. These forward-looking statements are based on the beliefs of management, as well as assumptions made by and information currently available to management. When used in this annual report, the words "anticipate," "believe," "estimate," "expect," "may," "will," "continue" and "intend," and words or phrases of similar import, as they relate to our financial position, business strategy and plans, or objectives of management, are intended to identify forward-looking statements. These statements reflect our current view with respect to future events and are subject to risks, uncertainties and assumptions related to various factors including, without limitation, those described below under this heading "Risk Factors" and in our registration statements and periodic reports filed with the Securities and Exchange Commission under the Securities Act and the Exchange Act.

      Although we believe that our expectations are reasonable, we cannot assure you that our expectations will prove to be correct. Should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described in this annual report as anticipated, believed, estimated, expected or intended.

Risks Relating to ICC

      We have never earned a profit, may incur losses in the future and cannot assure that we will be profitable in the future on an operating basis or otherwise. We have incurred significant losses since we were founded in 1991. We have never earned a profit in any fiscal quarter and, as of July 31, 2003, we had an accumulated deficit of approximately $80.7 million.

      Our revenues are primarily dependent on the number of customers who subscribe to our ICC.NET VAN service and the volume of the data, documents or other information they send or retrieve utilizing this service. We are primarily focusing on our ICC.NET service and its success, as well as the success of our other services, depends to a large extent on the future of business-to-business electronic commerce, our ability to compete in the marketplace and our ability to earn a profit, each of which is uncertain. As a result, we may incur additional losses in the near future.

      Our expected revenue growth for the foreseeable future is almost entirely dependent on the success of our ICC.NET service. If our revenues grow at a slower rate than we anticipate, or decrease, and we are unable to adjust spending in a timely manner or if our expenses increase without commensurate increases in revenues, our operating results will suffer and we may not ever achieve profitability.

      We may not be able to compete effectively in the business-to-business electronic commerce market, which could limit our market share and harm our financial performance.

      Our principal competitors include: Inovis Inc.; GXS, Global eXchange Services Inc.; International Business Machines Corporation Global Services; Sterling Commerce, Inc.; EasyLink Services Corp.; and Kleinschmidt Inc.

      Our market is characterized by intense price competition and rapidly changing technology, customer demands and innovation. The Internet's growth and the intense competition in our industry resulted in significant changes. Traditional VAN's such as GXS and Inovis have been sold by their parent companies. GXS was acquired by Francisco Partners, Inovis was spun off from Peregrine Systems, Inc. and acquired by Golden Gate Capital Inc. We believe that much of this activity is attributed to the impact of the Internet on traditional VAN's.

      Our principal competitors have significant existing customer relationships and larger financial, marketing, customer support, technical and other resources than we do. As a result, they may be able to respond more quickly to changing technology and changes in customer requirements or be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to potential customers and employees, or be able to devote greater resources to the development, promotion and sale of their services than we can. As a result, we may not be successful in competing against our competitors.

      New competition is emerging in the form of web services networks, collaborative applications, application service providers, e-marketplaces and integration broker suites. ICC has enhanced its technologies to communicate with these AS2-based technologies. Competitors providing these alternatives include Cyclone Corporation and Inovis. They offer software solutions that utilize the Internet to transmit data between trading partners. We believe that the high cost of implementation and the ongoing costs of supporting a company's trading partners are a barrier to the wider acceptance of their product offerings in the marketplace.

      Our catalog service competes with Quick Response Systems Corporation, or QRS, QRS and Global eXchange Services have dominated the catalog service industry for more than ten years, but we believe that our catalog pricing and functionality may create competitive advantages for our service.

      Furthermore, we rely on many of our competitors to interconnect with our service to promote an "open community" so all businesses can take advantage of the efficiencies of EDI, no matter what network they choose as their provider. In September 2001 and April 2002, two of our competitors, GXS and Sterling Commerce, terminated existing interconnect agreements with us and we made alternative arrangements to serve our customers.

      If we are successful in utilizing our ICC.NET platform to provide new services, we may enter into different markets and may face the same or additional competitors, most of which will have substantially greater financial and other resources than we do.

      If we are unable to obtain necessary future capital, our business will suffer. As of July 31, 2003, we had unrestricted cash and marketable securities in the amount of approximately $2.4 million. We may need to raise additional funds if competitive pressures or technological changes are greater than anticipated, if we are unable to increase revenue at anticipated rates, if our expenses increase significantly or if our customers delay payment of our receivables. We cannot assure you that any additional financing will be available on reasonable terms or at all. Raising additional funds in the future by issuing securities could adversely affect our stockholders and negatively impact our operating results. If we raise additional funds through the issuance of debt securities, the holders of the debt securities will have a claim to our assets that will have priority over any claim of our stockholders. The interest on these debt securities would increase our costs and negatively impact our operating results. If we raise additional funds through the issuance of class A common stock or securities convertible into or exchangeable for class A common stock, the percentage ownership of our then-existing stockholders will decrease and they may experience additional dilution. In addition, any convertible or exchangeable securities may have rights, preferences and privileges more favorable to the holders than those of the class A common stock.

      If we lose our net operating loss carryforward of approximately $75 million, our financial results will suffer. Section 382 of the Internal Revenue Code contains rules designed to discourage persons from buying and selling the net operating losses of companies. These rules generally operate by focusing on ownership changes among stockholders owning directly or indirectly 5% or more of the common stock of a company or any change in ownership arising from a new issuance of stock by a company. In general, the rules limit the ability of a company to utilize net operating losses after a change of ownership of more than 50% of its common stock over a three-year period. Purchases of our class A common stock in amounts greater than specified levels could inadvertently create a limitation on our ability to utilize our net operating losses for tax purposes in the future. We are currently subject to a limitation on the utilization of our net operating loss carryforward.

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

      If we do not keep pace with rapid technological changes, customer demands and intense competition, we will not be successful. Our market is characterized by rapidly changing technology, customer demands and intense competition. The satisfactory performance, reliability and availability of our network infrastructure, customer support and document delivery systems and our web site are critical to our reputation and our ability to attract customers and maintain adequate customer service levels. If we cannot keep pace with these changes, and maintain the performance and reliability of our network, our ICC.NET service could become uncompetitive and our business will suffer. The Internet's recent growth and the intense competition in our industry require us to continue to develop strategic business and Internet solutions that enhance and improve the customer service features, functions and responsiveness of our ICC.NET and other proposed services and that keep pace with continuing changes in information technology and customer requirements. If we are not successful in developing and marketing enhancements to our ICC.NET or other proposed services that respond to technological change or customer demands, our business will suffer.

      Failure of our third-party providers to provide adequate Internet and telecommunications service could result in significant losses of revenue. Our operations depend upon third parties for Internet access and telecommunications service. Frequent or prolonged interruptions of these services could result in significant losses of revenues. Each of them has experienced outages in the past and could experience outages, delays and other difficulties due to system failures unrelated to our online architecture. These types of occurrences could also cause users to perceive our services as not functioning properly and therefore cause them to use other methods to deliver and receive information. We have limited control over these third parties and cannot assure you that we will be able to maintain satisfactory relationships with any of them on acceptable commercial terms or that the quality of services that they provide will remain at the levels needed to enable us to conduct our business effectively.

      We may suffer systems failures and business interruptions that would harm our business. Our success depends in part on the efficient and uninterrupted operation of our service which is required to accommodate a high volume of traffic. Almost all of our network operating systems are located at the Securities Industry Automation Corporation, or SIAC. SIAC runs all computing operations for the New York Stock Exchange and the American Stock Exchange. Our systems are vulnerable to events such as damage from fire, power loss, telecommunications failures, break-ins and earthquakes. This could lead to interruptions or delays in our service, loss of data or the inability to accept, transmit and confirm customer documents and data. Our business may suffer if our service is interrupted. Although we have implemented network security measures, our servers may be vulnerable to computer viruses, electronic break-ins, attempts by third parties deliberately to exceed the capacity of our systems and similar disruptions.

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

      If we cannot hire and retain highly qualified employees, our business and financial results will suffer. We are substantially dependent on the continued services and performance of our executive officers and other key employees. If we are unable to attract, assimilate and retain highly qualified employees, our management may not be able to effectively manage our business, exploit opportunities and respond to competitive challenges and our business and financial results will suffer. Many of our competitors may be able to offer more lucrative compensation packages and higher-profile employment opportunities than we can.

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

Risks Relating to the Internet and Online Commerce Aspects of Our Business

      If Internet usage does not continue to grow or if its infrastructure fails, our business will suffer. If the Internet does not gain increased acceptance for business-to-business electronic commerce, our business will not grow or become profitable. We cannot be certain that the infrastructure or complementary services necessary to maintain the Internet as a useful and easy means of transferring documents and data will continue to develop. The Internet infrastructure may not support the demands that growth may place on it and the performance and reliability of the Internet may decline.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

      The Company is primarily exposed to interest rate risk, equity risk and credit risk.

      Interest Rate Risk - Interest rate risk refers to fluctuations in the value of a security resulting from changes in the general level of interest rates. Investments that are classified as cash and cash equivalents have original maturities of three months or less. Changes in interest rates may affect the value of these investments.

      Equity Risk - Refers to the change in the value of investments in common stock. The Company has investments in marketable common stocks that are subject to price fluctuation risk.

      Credit Risk - Our accounts receivables are subject, in the normal course of business, to collection risks. We regularly assess these risks and have established policies and business practices to protect against the adverse effects of collection risks. As a result we do not anticipate any material losses in this area.

Item 8.  Financial Statements and Supplementary Data

      The response to this item is submitted in a separate section of this annual report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      None.

Item 9A.  Controls and Procedures.

      Our management, including our chief executive officer and chief financial officer, have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of July 31, 2003, pursuant to Exchange Act Rules 13a-15(e) and 15(d)-15(e). Based upon that evaluation, our chief executive officer and chief financial officer have concluded that as of such date, our disclosure controls and procedures in place are adequate to ensure material information and other information requiring disclosure is identified and communicated on a timely basis. There were no significant changes in the registrant's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                                    PART III

      The information required to be filed by Part III (Items 10, 11, 12, 13 and
14) are hereby incorporated by reference from the Company's definitive proxy statement (to be filed with the Securities and Exchange Commission pursuant to Regulation 14A), which proxy statement will be filed no later than 120 days after July 31, 2003.

                                     PART IV

Item 15. Financial Statements, Financial Schedules, Exhibits and Reports on Form 8-K

(a) List of documents filed as part of the report:

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

   3(i).2 Certificate of Merger merging Infosafe Systems, Inc. and Internet Commerce Corporation (1)

   3(i).3 Certificate of Amendment to the Amended and Restated Articles of Incorporation (2)

   3(i).4 Certificate of Designations-- Series A Convertible Redeemable Preferred Stock (1)

   3(i).5     Certificate of Designations-- Series C Preferred Stock (8)

   3(i).6     Certificate of Designations-- Series D Preferred Stock (8)

   3(ii).1    Amended and Restated By-laws (6)

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

   4.3 Warrant Agreement dated January 12, 2000, by and among ICC and Cable and Wireless USA, Inc. (8)

   4.4 Form of Registration Rights Agreement dated as of October 29, 2001 by and among ICC and the purchase identified therein (15)

   4.5 Registration Rights Agreement dated as of October 29, 2001 by and between ICC and Amaranth Trading LLC (13)

   4.6 Format Class A Common Stock Warrant issued in the October 29, 2001 private placement (13)

   4.7 Form of Warrant Agreement issued in the April 30, 2003 and May 1, 2003 private placement (15)

   4.8 Form of Registration Rights Agreement dated April 30, 2003, among Internet Commerce Corporation and the purchasers of shares of class A common stock identified therein (15)

   4.9 Form of Registration Rights Agreement dated April 30, 2003, between Internet Commerce Corporation and Blue Water Venture Fund II, L.L.C. (15)

   4.10 Warrant Agreement dated May 30, 2003 by and between Silicon Valley Bank, a California-chartered bank ("SVB") and the Company. *

   4.11 Registration Rights Agreement dated as of May 30, 2003 by and between SVB and the Company. *

   10.1       1994 Stock Option Plan (3)

   10.2 Lease Agreement between 805 Third Ave. Co. and ICC relating to the rental of ICC's current principal executive office (4)

   10.3 Lease Agreement, dated as of May 21, 1999, between JB Squared LLC and ICC relating to the rental of approximately 4,000 square feet at the Lakeview Executive Center, 45 Research Way, East Setauket, New York, 11733 (5)

   10.4 Master Agreement between Cable & Wireless PLC and ICC executed on November 24, 1999 (7)

   10.5       Amended and restated Stock Option Plan (9)

   10.6 First Amendment to Lease Agreement, dated as of January, 2000, by and between JB Squared LLC and ICC relating to the rental of an additional approximately 4,800 square feet at the Lakeview Executive Center, 45 Research Way, East Setauket, New York, 11733
              (12)

   10.7 First Amendment of Lease Agreement between Madison Third Building Companies LLC and ICC relating to the rental of additional office space at 805 Third Avenue, New York, New York 10022 (12)

   10.8 Lease Agreement, dated as of August 2, 2000, by and between IDC Realty, LLC as landlord and ICC as tenant relating to the rental of an approximately 8,000 square feet facility used by ICC's Service Bureau division (12)

   10.9 Lease Agreement, dated as of November 1, 1999, by and between Shannon Oaks Partnership as landlord and RTCI as tenant relating to the rental of an approximately 8,000 square feet facility used by ICC's Professional Services division (14)

   10.10 Joint Services Agreement, between ICC and Hightech International Services GmbH (a wholly-owned subsidiary of ThyssenKrupp Services
              GmbH) executed on July 28, 2000 (14)

   10.11 Letter agreement dated July 25, 2001 between ICC and Triaton GmbH (f/k/a Hightech International Services, a wholly-owned subsidiary of ThyssenKrupp Services GmbH) amending Joint Services Agreement
              (14)

   10.12      License agreement with Triaton dated July 2002 (13)

   10.13 Subscription agreement dated October 29, 2001 by and between ICC and Amaranth Trading LLC (14)

   10.14 Form of Subscription Agreement dated October 29, 2001 by and among ICC and purchasers identified therein (14)

   10.15 Form of Subscription Agreement dated as of April 30, 2003, among Internet Commerce Corporation and the purchasers of shares of class A common stock identified therein (15)

   10.16 Form of Subscription Agreement dated as of April 30, 2003, between Internet Commerce Corporation and Blue Water Venture Fund II, L.L.C. for the purchase of shares of Series D Prefernred Stock
              (15)

   10.17 Accounts Receivable Financing Agreement dated as of May 30, 2003 by and between SVB and the Company. *

   10.18 First Loan Modification Agreement dated as of October 22, 2003 by and between SVB and the Company. *

   10.19 Intellectual Property Security Agreement dated as of May 30, 2003 by and between SVB and the Company. *

   23         Consent of Deloitte & Touche LLP *

   31.1 Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

   31.2 Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

   32.1 Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

   32.2 Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

-----------------
*     Filed herewith

(1) Incorporated by reference to ICC's registration statement on Form S-3 (File no. 333-80043), as filed with the Securities and Exchange Commission on June 4, 1999.

(2) Incorporated by reference to ICC's Annual Report on Form 10-KSB for the year ended July 31, 1998, as filed with the Securities and Exchange Commission on October 29, 1998.

(3) Incorporated by reference to ICC's registration statement on form SB-2 (File no. 33-83940).

(4) Incorporated by reference to ICC's Quarterly Report on Form 10-QSB for the quarter ended October 31, 1997, as filed with the Securities and Exchange Commission on December 12, 1997.

(5) Incorporated by reference to Amendment No. 3 to ICC's registration statement on Form S-3 (File no. 333-80043), as filed with the Securities and Exchange Commission on October 18, 1999.

(6) Incorporated by reference to ICC's Current Report on Form 8-K dated June 30, 1999, as filed with the Securities and Exchange Commission on July 1, 1999.

(7) Incorporated by reference to ICC's Current Report on Form 8-K dated November 24, 1999, as filed with the Securities and Exchange Commission on December 1, 1999.

(8) Incorporated by reference to Amendment No. 1 to ICC's registration statement on Form S-3 (File no. 333-93301), as filed with the Securities and Exchange Commission on February 8, 2000.

(9) Incorporated by reference to ICC's proxy statement for the annual meeting of stockholders for the year ended July 31, 1999, as filed with the Securities and Exchange Commission on May 23, 2000.

(10) Incorporated by reference to ICC's Current Report on Form 8-K dated June 14, 2000, as filed with the Securities and Exchange Commission on June 15, 2000.

(11) Incorporated by reference to ICC's Current Report on Form 8-K dated August 2, 2000, as filed with the Securities and Exchange Commission on August 11, 2000.

(12) Incorporated by reference to ICC's Annual Report on Form 10-KSB for the year ended July 31, 2000, as filed with the Securities and Exchange Commission on October 13, 2000.

(13) Incorporated by reference to ICC's registration statement on Form S-3 (file No. 333-99059), as filed with the Securities and Exchange Commission on August 30, 2002.

(14) Incorporated by reference to ICC's Annual Report on Form 10-K for the year ended July 31, 2002, as filed with the Securities and Exchange Commission on October 31, 2002.

(15) Incorporated by reference to ICC's Current Report on Form 8-K dated April 30, 2003, as filed with the Securities and Exchange Commission on May 2, 2003.


(b)   Reports on Form 8-K

      No Current Reports on Form 8-K were filed during the last fiscal quarter covered by this annual report.

(c)   Exhibits

      See index to exhibits on page 44.

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

           Notes to consolidated financial statements                       F-8

           Schedule II.  Valuation and Qualifying Accounts                 F-33

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Internet Commerce Corporation
New York, New York

We have audited the accompanying consolidated balance sheets of Internet Commerce Corporation (the "Company") as of July 31, 2003 and 2002, and the related consolidated statements of operations, changes in stockholders' equity and other comprehensive income, and cash flows for each of the three years in the period ended July 31, 2003. Our audits also included the financial statement schedule listed at Item 15. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Internet Commerce Corporation as of July 31, 2003, and 2002, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the Consolidated Financial Statements, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS 142, "Goodwill and Other Intangible Assets," effective August 1, 2001.


/s/ Deloitte & Touche LLP
New York, New York
October 27, 2003

INTERNET COMMERCE CORPORATION

Consolidated Balance Sheets


                                                                                   July 31,
                                                                         -------------------------------
                                                                             2003              2002
                                                                         ------------       ------------
ASSETS
Current assets:
  Cash and cash equivalents                                              $  2,283,339       $  2,087,915
  Marketable securities                                                        91,941            130,691
  Accounts receivable, net of allowance for doubtful
    accounts of $220,281 and $241,684, respectively                         1,732,890          2,976,472
  Prepaid expenses and other current assets                                   295,474            478,070
                                                                         ------------       ------------
     Total current assets                                                   4,403,644          5,673,148

Restricted cash                                                               128,607            157,103
Property and equipment, net                                                   556,812          1,151,864
Software development costs, net                                               127,841            326,588
Goodwill                                                                    1,211,925          2,194,067
Other intangible assets, net                                                2,151,000          3,107,000
Other assets                                                                   18,507             15,166
                                                                         ------------       ------------

     Total assets                                                        $  8,598,336       $ 12,624,936
                                                                         ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                       $    918,337       $    862,090
  Accrued expenses                                                          1,178,880          1,407,848
  Accrued dividends - preferred stock                                         231,726            231,695
  Deferred revenue                                                             96,952            164,451
  Capital lease obligation                                                    148,189            181,870
  Other current liabilities                                                   129,985            203,454
                                                                         ------------       ------------
     Total current liabilities                                              2,704,069          3,051,408

Capital lease obligation - less current portion                                46,120            192,298
Other non-current liabilities                                                   8,011               --
                                                                         ------------       ------------

     Total liabilities                                                      2,758,200          3,243,706

Commitments and contingencies
Stockholders' Equity:
Preferred stock - 5,000,000 shares authorized, including
    10,000 shares of series A, 10,000 shares of series C, 250
    shares of series D and 175 shares of series S:
  Series A preferred stock - par value $.01 per share, none
    issued and outstanding                                                       --                 --
  Series C preferred stock - par value $.01 per share, 44.76 votes per share; 10,000 shares issued and outstanding
    (liquidation value of $10,231,726)                                            100                100
  Series D preferred stock - par value $.01 per share, 769 votes per share; 250 shares issued and outstanding (liquidation
    value of $250,000) in 2003                                                      3               --
Common stock:
  Class A - par value $.01 per share, 40,000,000 shares authorized, one vote per share; 13,797,566 and 11,679,964 shares issued and
    outstanding, respectively                                                 137,976            116,801
  Class B - par value $.01 per share, 2,000,000 shares authorized,
    six votes per share; none issued and outstanding                             --                 --
Additional paid-in capital                                                 87,489,583         85,401,277
Accumulated deficit                                                       (81,813,191)       (75,808,873)
Accumulated other comprehensive income (loss)                                  25,665           (328,075)
                                                                         ------------       ------------

    Total stockholders' equity                                              5,840,136          9,381,230
                                                                         ------------       ------------

    Total liabilities and stockholders' equity                           $  8,598,336       $ 12,624,936
                                                                         ============       ============


                 See notes to consolidated financial statements

INTERNET COMMERCE CORPORATION

Consolidated statements of operations


                                                                                      Year Ended July 31,
                                                                    --------------------------------------------------
                                                                       2003                2002               2001
                                                                    ------------       ------------       ------------
Revenues:
     Services                                                       $ 12,083,314       $ 11,221,796       $  9,742,518
     Technology license                                                     --            3,000,000               --
                                                                    ------------       ------------       ------------
       Total revenues                                                 12,083,314         14,221,796          9,742,518
                                                                    ------------       ------------       ------------

Expenses:
  Cost of services (excluding non-cash compensation of
    $118,762 and $325,834 in 2002 and 2001, respectively)              7,621,823          8,775,553          9,354,354
  Impairment of software inventory                                       248,077               --                 --
  Impairment of capitalized software                                     148,479               --                 --
  Product development and enhancement                                  1,110,941            976,903            931,028
  Selling and marketing (excluding non-cash compensation
       of $29,690 and $94,294 in 2002 and 2001, respectively)          3,034,726          3,499,500          5,383,583
  General and administrative (excluding non-cash compensation of $139,415, $101,556 and $570,920 in 2003, 2002 and 2001,
    respectively)                                                      4,438,630          5,849,312          9,682,586
  Non-cash charges for stock-based compensation, services
    and legal settlements                                                139,415            250,008            991,048
  Impairment of goodwill and acquired intangibles                        982,142          1,710,617         16,708,479
                                                                    ------------       ------------       ------------
                                                                      17,724,233         21,061,893         43,051,078
                                                                    ------------       ------------       ------------
Operating loss                                                        (5,640,919)        (6,840,097)       (33,308,560)
                                                                    ------------       ------------       ------------

Other income and (expense):
  Interest and investment income                                          12,923             27,154            428,432
  Investment gain (loss)                                                 (19,072)           121,022            116,599
  Interest expense                                                       (39,326)           (69,385)           (73,569)
  Impairment of marketable securities                                   (317,924)              --                 --
  Other income                                                              --              213,753             51,859
                                                                    ------------       ------------       ------------
                                                                        (363,399)           292,544            523,321

Loss before income taxes                                              (6,004,318)        (6,547,553)       (32,785,239)

Income tax benefit                                                          --                 --            1,929,887
                                                                    ------------       ------------       ------------
Net loss                                                              (6,004,318)        (6,547,553)       (30,855,352)

Dividends on preferred stock                                            (400,031)          (364,987)          (420,309)
Beneficial conversion feature relating to series D preferred
  stock                                                                 (106,730)              --                 --
Beneficial conversion feature for repricing and issuance of
  warrants in warrant exchange offer                                        --             (461,084)              --
                                                                    ------------       ------------       ------------
Loss attributable to common stockholders                            $ (6,511,079)      $ (7,373,624)      $(31,275,661)
                                                                    ============       ============       ============
Basic and diluted loss per common share                             $      (0.53)      $      (0.68)      $      (3.57)
                                                                    ============       ============       ============
Weighted average number of common
  shares outstanding - basic and diluted                              12,303,367         10,867,447          8,767,752
                                                                    ============       ============       ============


                                                      Preferred Stock                                    Common Stock
                                 --------------------------------------------------------------------------------------------------
                                     Series A             Series C           Series D              Class A           Class B
                                 --------------------------------------------------------------------------------------------------

                                  Shares    Amount    Shares     Amount    Shares    Amount    Shares     Amount   Shares   Amount
                                 --------------------------------------------------------------------------------------------------

Balance - August 1, 2000           668     $     7    10,000    $   100        -    $    -   6,388,445   $ 63,884   2,574   $   26
Conversion of series A
  preferred stock                 (443)         (5)                                            135,584      1,356
Exchange of common stock                                                                           644          7    (644)      (7)
Proceeds from exercise of
  employee stock options                                                                       169,280      1,693
Stock options issued for
  services
Common stock issued for
  acquisitions                                                                               2,957,484     29,575
Options and warrants
  issued for acquisitions
Unearned restricted stock
  issued to RTCI employees
Amortization of deferred
  compensation for
  restricted stock
Preferred stock dividends
Common stock issued
  as payment for dividends
  on preferred stock                                                                           118,743      1,187
Net loss
Unrealized loss -
  marketable securities
    Total comprehensive loss
                              ----------------------------------------------------------------------------------------------------
Balance - July 31, 2001            225    $      2    10,000    $   100        -    $    -   9,770,180   $ 97,702   1,930   $   19

Conversion of series A
  preferred stock                 (225)          2                                              73,688        737
Proceeds from exercise
  of employee stock options                                                                     69,452        695
Forfeiture of cash related
  to options issued in
  acquisition
Conversion of Class B
  common stock                                                                                  1,930          19  (1,930)     (19)
Proceeds from exercise of
  warrants                                                                                     23,910         239
Proceeds from warrant
  exchange offer                                                                              263,715       2,638
Proceeds from private placement
  common stock and warrants                                                                 1,159,716      11,597
Common stock issued to directors                                                               22,218         222
Forfeiture and cancellation
  of a former officer's
  restricted common stock                                                                     (23,684)       (237)
Common stock issued to
  investment advisors                                                                         200,000       2,000
Common stock issued to
  consultants                                                                                  20,000         200
Common stock issued as
  payment for dividends
  on preferred stock                                                                           98,839         989
Accrued dividends on
  preferred stock
Amortization of the
  deferred compensation
  for restricted stock
Net loss
Unrealized loss -
  marketable securities
  Total comprehensive loss

Balance - July 31, 2002              -      $    -    10,000    $   100  $    -  $11,679,964  $116,801          -     $


                                                    Accumulated                  Deferred
                                ------------------------------------------------------------------------------
                                 Additional                        Other        Compensation       Total
                                  Paid-In                      Comprehensive     Restricted     Stockholders
                                  Capital         Deficit          Loss            Stock           Equity
                                ------------------------------------------------------------------------------

Balance - August 1, 2000       $ 58,432,187    $ (38,405,968)   $      -          $     -          20,090,236
Conversion of series A
  preferred stock                    (1,351)                                                                -
Exchange of common stock                                                                                    -
Proceeds from exercise of
  employee stock options            371,986                                                           373,679
Stock options issued for
  services                          450,110                                                           450,110
Common stock issued for
  acquisitions                   19,828,610                                                        19,858,185
Options and warrants
  issued for acquisitions         1,667,323                                                         1,667,323
Unearned restricted stock
  issued to RTCI employees                                                       (730,957)           (730,957)
Amortization of deferred
  compensation for
  restricted stock                                                                540,938             540,938
Preferred stock dividends          (420,309)                                                         (420,309)
Common stock issued
  as payment for dividends
  on preferred stock                421,597                                                           422,784
Net loss                                         (30,855,352)                                     (30,855,352)
Unrealized loss -
  marketable securities                                         (209,728)                            (209,728)
                                                                                                  --------------
    Total comprehensive loss                                                                      (31,065,080)
                              ---------------------------------------------------------------------------------
Balance July 31, 2001          $ 80,750,153     $(69,261,320)  $(209,728)       $(190,019)         11,186,909

Conversion of series A
  preferred stock                      (735)                                                                -
Proceeds from exercise
  of employee stock options         223,187                                                           223,882
Forfeiture of cash related
  to options issued in
  acquisition                       106,979                                                           106,979
Conversion of Class B
  common stock
Proceeds from exercise of
  warrants                           59,536                                                            59,775
Proceeds from warrant
  exchange offer                    636,936                                                           639,574
Proceeds from private placement
  common stock and warrants       3,095,671                                                         3,107,268
Common stock issued to directors     59,766                                                            59,988
Forfeiture and cancellation
  of a former officer's
  restricted common stock          (144,000)                                                         (144,237)
Common stock issued to
  investment advisors               502,560                                                           504,560
Common stock issued to
  consultants                        77,200                                                            77,400
Common stock issued as
  payment for dividends
  on preferred stock                399,011                                                           400,000
Accrued dividends on
  preferred stock                  (364,987)                                                         (364,987)
Amortization of the
  deferred compensation
  for restricted stock                                                            190,019             190,019
Net loss                                          (6,547,553)                                      (6,547,553)
Unrealized loss -
  marketable securities                                         (118,347)                            (118,347)
                                                                                                   ----------
  Total comprehensive loss                                                                         (6,665,900)
----------------------------------------------------------------------------------------------------------------
                                  85,401,277    $(75,808,873)  $(328,075)        $     -           $9,381,230


INTERNET COMMERCE CORPORATION

Consolidated Statements of Changes in Stockholders Equity and Other Comprehensive Income


                                                      Preferred Stock                                    Common Stock
                                 --------------------------------------------------------------------------------------------------
                                     Series A             Series C           Series D              Class A           Class B
                                 --------------------------------------------------------------------------------------------------

                                  Shares    Amount    Shares     Amount    Shares    Amount    Shares     Amount   Shares   Amount
                                 --------------------------------------------------------------------------------------------------

Balance - July 31, 2002               -    $    -     10,000    $   100         -   $    -    11,679,964  $116,801     -    $     -
Proceeds from private placement
  of Series D preferred stock,
  common stock and warrants
Common stock and warrants issued
  for services                                                                250        3     1,682,683    16,827
Common stock issued to directors                                                                  48,076       480
Proceeds from exercise of
  employee stock options                                                                          71,703       716
Accrued dividends on preferred
  stock                                                                                           12,797       128
Common stock issued as payment
  for dividends on preferred
  stock
Forfeiture of cash related to
  options issued in acquisition                                                                  302,343     3,024
Stock options issued for
  consulting services
Warrants issued in connection
  with accounts receivable
  financing agreement
Net loss
Reclassification of net
  unrealized loss on sale
Unrealized gain on
  marketable securities
Impairment of marketable
  securities
    Total comprehesive loss
                                 --------------------------------------------------------------------------------------------------
Balance - July 31, 2003               -    $    -     10,000    $   100      250   $     3    13,797,566  $137,976     0    $     -
                                 ==================================================================================================


                                                    Accumulated                  Deferred
                                ------------------------------------------------------------------------------
                                 Additional                        Other        Compensation       Total
                                  Paid-In                      Comprehensive     Restricted     Stockholders
                                  Capital         Deficit          Loss            Stock           Equity
                                ------------------------------------------------------------------------------

Balance - July 31, 2002         $ 85,401,277   $(75,808,873    $ (328,075)       $      -       $9,381,230
Proceeds from private placement
  of Series D preferred stock,
  common stock and warrants        1,830,734                                                     1,847,564
Common stock and warrants issued
  for services                       49,520                                                         50,000
Common stock issued to directors    83,950                                                          84,667
Proceeds from exercise of
  employee stock options             3,258                                                           3,386
Accrued dividends on preferred
  stock                           (400,031)                                                       (400,031)
Common stock issued as payment
  for dividends on preferred
  stock                            396,977                                                         400,001
Forfeiture of cash related to
  options issued in acquisition     47,511                                                          47,511
Stock options issued for
  consulting services               42,248                                                          42,248
Warrants issued in connection
  with accounts receivable
  financing agreement               34,139                                                          34,139
Net loss                                         (6,004,318)                                    (6,004,318)
Reclassification of net
  unrealized loss on sale                                          19,072                           19,072
Unrealized gain on
  marketable securities                                            16,744                           16,744
Impairment of marketable
  securities                                                      317,924                          317,924
                                                                                                ----------


    Total comprehesive loss                                                                     (5,650,578)

                              -------------------------------------------------------------------------------
Balance - July 31, 2003        $87,489,583     $(81,813,191)    $  25,665        $      -       $5,840,136
                              ===============================================================================

Internet Commerce Corporation

Consolidated statements of cash flows


                                                                             Year Ended July 31,
                                                              ------------------------------------------------
                                                                 2003               2002              2001
                                                              ------------      ------------      ------------
Cash flows from operating activities:
Net loss                                                      $ (6,004,318)     $ (6,547,553)     $(30,855,352)
 Adjustments to reconcile net loss to net cash
   used in operating activities:
     Impairment of goodwill and intangible assets                  982,142         1,710,617        16,708,479
     Impairment of software inventory                              248,077              --                --
     Impairment of capitalized software                            148,479              --                --
     Impairment of marketable securities                           317,924              --                --
     Depreciation and amortization                               1,678,166         2,132,467         3,693,664
     Bad debt expense                                               43,501           223,107           261,640
     Non-cash interest expense                                       5,705              --                --
     Loss on disposal of fixed assets                                 --              10,453             6,370
     Realized loss (gain) on sale of marketable
       securities                                                   19,072          (121,020)         (116,599)
     Non-cash charges for equity instruments issued
       for compensation, services, change of control
       and legal settlement                                        139,415           250,008           991,048
     Deferred taxes                                                   --                --          (1,929,887)
     Changes in:
       Accounts receivable                                       1,200,081        (1,611,337)         (485,326)
       Prepaid expenses and other assets                           (40,388)          (35,664)          253,854
       Accounts payable                                             45,413           148,420          (300,042)
       Accrued expenses                                           (350,961)         (285,000)          497,875
       Deferred revenue                                            (67,499)         (142,314)         (201,990)
       Other liabilities                                           (65,458)          (24,735)           74,989
                                                              ------------      ------------      ------------
       Net cash used in operating activities                    (1,700,649)       (4,292,551)      (11,401,277)
                                                              ------------      ------------      ------------
Cash flows from investing activities:
  Payment for acquisitions, net of cash acquired                      --                --             (22,055)
  Capitalization of software development costs                     (16,333)         (175,034)         (188,175)
  Purchases of property and equipment                              (60,513)          (49,535)         (641,671)
  Proceeds from sales of property and equipment                       --              31,252              --
  Proceeds from sales of marketable securities                      55,494           537,535           270,720
  Proceeds from maturity of certificate of deposits                 28,496           119,532           247,228
                                                              ------------      ------------      ------------
    Net cash provided by (used in) investing
      activities                                                     7,144           463,750          (333,953)
                                                              ------------      ------------      ------------
Cash flows from financing activities:
  Proceeds from issuance of preferred stock and
    warrants, net                                                  250,000              --                --
  Proceeds from issuance of common stock and
    warrants, net                                                1,815,402         3,107,269              --
  Proceeds from exercise of warrants                                  --             699,348              --
  Proceeds from exercise of employee stock options                   3,386           223,882           373,678
  Payment of dividends                                                --              (6,583)             --
  Payments of capital lease obligations                           (179,859)         (330,687)         (418,290)
                                                              ------------      ------------      ------------
    Net cash provided by (used in) financing activities          1,888,929         3,693,229           (44,612)
                                                              ------------      ------------      ------------
Net increase (decrease) in cash and cash equivalents               195,424          (135,572)      (11,779,842)
Cash and cash equivalents, beginning of period                   2,087,915         2,223,487        14,003,329
                                                              ------------      ------------      ------------
Cash and cash equivalents, end of period                         2,283,339         2,087,915         2,223,487
                                                              ============      ============      ============
Supplemental disclosure of cash flow information:
 Cash paid for interest during the period                     $     33,621      $     69,385      $     73,569

                 See notes to consolidated financial statements

INTERNET COMMERCE CORPORATION

Notes to consolidated financial statements


1.         ORGANIZATION AND NATURE OF BUSINESS

           Internet Commerce Corporation ("ICC" or the "Company") provides Internet-based services for the e-commerce business-to-business communication services market. ICC.NET, our global Internet-based value added network, or VAN, provides supply chain connectivity solutions for electronic data interchange, or EDI, and e-commerce and offers users a vehicle to securely send and receive files of any format and size.

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

           The acquisition of Research Triangle Commerce, Inc. ("RTCI") on November 6, 2000, provided the Company with the capability to facilitate the development and operation of comprehensive business-to-business electronic commerce solutions. RTCI specializes in electronic commerce solutions involving EDI and EAI (Enterprise Application Integration) by providing mission critical electronic commerce consulting, electronic commerce software, outsourced electronic commerce services and technical resource management

           As of July 31, 2003, ICC had cash and cash equivalents and marketable securities of approximately $2,375,000. These resources, together with the Company's accounts receivable financing agreement (Note 11) are expected to provide the Company with sufficient liquidity to continue in operation through July 31, 2004. However, if expenses increase more than anticipated, or revenue does not increase as anticipated because of competitive or other reasons, cash resources may not be sufficient and the Company will require additional financing. There can be no assurances that any financing will be available or that the terms will be acceptable to the Company.

2.         SIGNIFICANT ACCOUNTING POLICIES AND PROCEDURES

           Principles of consolidation:

           The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany transactions have been eliminated in consolidation.

           Revenue recognition:

           The Company derives revenue from subscriptions to its ICC.NET service, which includes transaction, mailbox and fax transmission fees. The subscription fees are comprised of both fixed and usage-based fees. Fixed subscription fees are recognized on a pro-rata basis over the subscription period, generally three to six months. Usage fees are recognized in the period the services are rendered. The Company also derives revenue through implementation fees, interconnection fees and by providing data mapping services to its customers. Implementation fees are recognized over the life of the subscription period. Interconnection fees are fees charged to connect to another VAN service and are recognized when the data is transmitted to the connected service. Revenue from data mapping services is recognized when the map has been completed and delivered to the customer. The Company has a limited number of fixed fee data mapping services

INTERNET COMMERCE CORPORATION

Notes to consolidated financial statements


2.         SIGNIFICANT ACCOUNTING POLICIES AND PROCEDURES (CONTINUED)

           contracts. Under these arrangements the Company is required to provide a specified number of maps for a fixed fee. Revenue from such arrangements is recognized using the percentage-of-completion method of accounting (see below).

           Service Bureau revenue is comprised of EDI services, including data translation services, purchase order and invoice processing from EDI-to-print and print-to-EDI, UPC services, including UPC number generation, UPC catalog maintenance and UPC label printing. The Service Bureau also derives revenue from software licensing and provides software maintenance and support. Revenue from the EDI services and UPC services is recognized when the services are provided. The Company accounts for its EDI software license sales in accordance with the American Institute of Certified Public Accountants' Statement of Position 97-2, "Software Revenue Recognition," as amended ("SOP 97-2"). Revenue from software licenses is recognized when all of the following conditions are met: (1) a non-cancelable, non-contingent license agreement has been signed; (2) the software product has been delivered; (3) there are no material uncertainties regarding customer acceptance; and (4) collection of the resulting receivable is probable. Revenue from software maintenance and support contracts is recognized ratably over the life of the contract. The Service Bureau's software license revenue was not significant in any of the periods presented.

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

           Revenue from fixed fee data mapping and professional service contracts are recognized using the percentage-of-completion method of accounting, as prescribed by SOP 81-1 "Accounting for Performance of Construction-Type and Certain Production-Type Contracts."

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

           Deferred revenue:

           Deferred revenue is comprised of deferrals for subscription fees, professional services, license fees, deposits for EDI education and training seminars and maintenance associated with contracts for which amounts have been received in advance of services to be performed or prior to the shipment of software.

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

           The Company capitalizes the costs of acquiring, developing and testing software to meet the Company's internal needs. Under the provisions of SOP 98-1, the Company capitalizes costs associated with software developed or obtained for internal use when both the preliminary project stage is completed and management has authorized further funding for the project which it deems probable will be completed and used to perform the function intended. Capitalized costs include only (1) external direct costs of materials and services consumed in developing or obtaining internal-use software,
           (2) payroll and payroll-related costs for employees who are directly associated with and devote time to the internal-use software project and (3) interest costs incurred while developing internal-use software. Capitalization of such costs ceases no later than the point at which the project is substantially complete and ready for its intended use. Software development costs are amortized using a straight-line method over a three-year period. Amortization of software development costs for internal use software amounted to $326,598, $273,017 and $237,296 for the years ended July 31, 2003,
           2002 and 2001, respectively. Costs associated with the

INTERNET COMMERCE CORPORATION

Notes to consolidated financial statements


2.         SIGNIFICANT ACCOUNTING POLICIES AND PROCEDURES (CONTINUED)

           development of software for internal use have been capitalized in the amounts of $52,597 and $108,148 during the fiscal years ended July 31, 2002 and 2001, respectively. No amounts were capitalized in fiscal 2003.

           The Company capitalizes the costs of computer software to be sold or otherwise marketed in accordance with the provisions of SFAS 86. Costs related to the conceptual formulation and design of software are expensed as product development. Costs incurred subsequent to the establishment of technological feasibility are capitalized. Capitalization of costs ceases when the product is available for general release to customers. Capitalized software costs are amortized over the shorter of three years or the expected life of the product. Amortization of these software development costs amounted to $13,020 during the year ended July 31, 2003. The amounts amortized during 2002 were insignificant and no amounts were amortized in fiscal 2001 Development costs in the amount of $16,333, $122,437 and $80,027 were capitalized under the provisions of SFAS 86 during the fiscal years ended July 31, 2003, 2002 and 2001, respectively. During 2003, the Company recorded impairment charges of approximately $149,000 for previously capitalized software development costs related to in-process software development projects of its Service Bureau. The Company decided not to complete these projects due to unfavorable market conditions now and in the foreseeable future.

           Stock-based compensation:

           The Company accounts for stock-based compensation with its employees using the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees: and complies with the disclosure provisions of SFAS 123 "Accounting for Stock-Based Compensation" ("SFAS 123). SFAS 123 establishes a fair-value method of accounting for stock-based compensation plans. Stock-based awards to non-employees are accounted for at fair value in accordance with the provisions of SFAS 123. Had the compensation cost for the Company's stock options grants to employees been determined based on the fair value at the grant dates of awards consistent with the fair value method of SFAS 123, the Company's net loss attributable to common stockholders and basic and diluted loss per common share would have changed to the pro forma amounts indicated below:


                                                         -----------------------------------------------------
                                                            2003                 2002                2001
                                                         -----------------------------------------------------

Net loss, as reported                                    $ (6,004,318)       $ (6,547,553)       $(30,855,352)
Deduct: Total stock-based employee compensation
  expense determined under fair value based method
  for all awards, net of related tax effects               (5,153,242)         (9,755,547)        (14,959,286)
                                                         ------------        ------------        ------------
  Pro forma net loss                                     $(11,157,560)       $(16,303,100)       $(45,814,638)
                                                         ============        ============        ============
Basic and diluted loss per common share:
  As reported                                            $      (0.53)       $      (0.68)       $      (3.57)
  Pro forma                                              $      (0.91)       $      (1.58)       $      (5.23)

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

           Use of estimates:

           The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates. Significant accounting estimates used in the preparation of the Company's consolidated financial statements include the fair value of equity securities underlying stock based compensation, the realizability of deferred tax assets, the carrying value of goodwill, intangible assets and long-lived assets and depreciation and amortization.

           Impairment of long-lived assets:

           Long-lived assets of the Company, including amortizable intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Management also reevaluates the periods of amortization of long-lived assets to determine whether events and circumstances warrant revised estimates of useful lives. When such events or changes in circumstances occur, the Company tests for impairment by comparing the carrying value of the long-lived asset to the estimated undiscounted future cash flows expected to result from use of the asset and its eventual disposition. If the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset, the Company would recognize an impairment loss. The amount of the impairment loss will be determined by comparing the carrying value of the long-lived asset to the present value of the net future operating cash flows to be generated by the asset (See
           Note 3).

           Goodwill:

           Goodwill consists of the excess of the purchase price over the fair value of identifiable net assets of businesses acquired. Effective August 1, 2001 the Company adopted SFAS 141 "Business Combinations" ("SFAS 141") and SFAS 142, "Goodwill and Other Intangible Assets" ("SFAS 142").

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

INTERNET COMMERCE CORPORATION

Notes to consolidated financial statements


2.         SIGNIFICANT ACCOUNTING POLICIES AND PROCEDURES (CONTINUED)

           SFAS 142 requires that goodwill no longer be amortized; instead, goodwill is to be evaluated for impairment at least annually and whenever events or circumstances indicate impairment may have occurred. The assessment requires the comparison of the fair value of each of the Company's reporting units to the carrying value of its respective net assets, including allocated goodwill. If the carrying value of the reporting unit exceeds its fair value, the Company must perform a second test to measure the amount of impairment. The second step of the goodwill impairment test compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. The Company allocates the fair value of a reporting unit to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized by the Company in an amount equal to that excess (see Note
           3).

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

           Recent Accounting Pronouncements:

           In July 2001, the Financial Accounting Standard Board ("FASB") issued SFAS 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"), which requires the recognition of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the carrying amount of the related long-lived asset is correspondingly increased. Over time, the liability is accreted to its present value and the related capitalized charge is depreciated over the useful life of the asset. SFAS 143 is effective for fiscal years beginning after June 15, 2002. Management adopted this standard on August 1, 2002. The adoption of this standard did not have a significant impact on the Company's consolidated financial position or results of operations.

           In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"). SFAS 144 retains the requirements of SFAS 121 to recognize an impairment loss if the carrying value of a long-lived asset is not recoverable from its estimated undiscounted cash flows and to measure an impairment loss as the difference between the carrying value and fair value of the asset, but it establishes new standards for long-lived assets to be disposed of. The provisions of SFAS 144 are effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS 144 on August 1, 2002. The adoption of this standard did not have a significant impact on the Company's consolidated financial position or results of operations.

           In July 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 supersedes Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that costs associated with an exit or disposal plan be recognized when incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company adopted SFAS 146 on January 1, 2003. The adoption of this standard did not have a significant impact on the Company's consolidated financial position or results of operations.

INTERNET COMMERCE CORPORATION

Notes to consolidated financial statements


2.         SIGNIFICANT ACCOUNTING POLICIES AND PROCEDURES (CONTINUED)

           In November 2002, the FASB issued Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others" which elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of Interpretation No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company has provided information regarding commitments and contingencies relating to guarantees in Note 13. The adoption of this standard did not have a significant impact on the consolidated financial position or results of operations.

           In November 2002, the Emerging Issues Task Force of the FASB ("EITF") reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which the vendor will perform multiple revenue generating activities. The EITF will be effective for revenue arrangements entered into in fiscal years and interim periods beginning after June 15, 2003. Management believes that the adoption of this consensus will not have a significant impact on the Company's consolidated financial position or results of operations.

           In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123" ( "SFAS 148"). SFAS 148 amends SFAS 123, "Accounting for Stock-Based Compensation" to provide alternative methods to account for the transition from the intrinsic value method of recognition of stock-based employee compensation in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" to the fair value recognition provisions under SFAS 123. SFAS 148 provides two additional methods of transition and will no longer permit the SFAS 123 prospective method to be used for fiscal years beginning after December 15, 2003. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the pro-forma effects had the fair value recognition provisions of SFAS 123 been used for all periods presented. The adoption of SFAS 148 did not have a significant impact on the Company's consolidated financial position and results of operations.

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

           In April 2003, the FASB issued SFAS 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"), which amends and clarifies accounting for derivative instruments, and for hedging activities under SFAS 133. Specifically, SFAS 149 requires that contracts with comparable characteristics be accounted for similarly. Additionally, SFAS 149 clarifies the circumstances in which a contract with an initial net investment meets the characteristics of a derivative and when a derivative contains a financing component that requires special reporting in the statement of cash flows. This Statement is generally effective for contracts entered into or modified after June 30, 2003 and did not have a significant impact on the Company's consolidated financial position or results of operations.

           In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS 150 establishes standards for how an

INTERNET COMMERCE CORPORATION

Notes to consolidated financial statements


2.         SIGNIFICANT ACCOUNTING POLICIES AND PROCEDURES (CONTINUED)

           issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement will become effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. For financial instruments created before the issuance date of this Statement and still existing at the beginning of the interim period of adoption, transition shall be achieved by reporting the cumulative effect of a change in an accounting principle by initially measuring the financial instruments at fair value or other measurement attribute required by this Statement. The adoption of this Statement is not expected to have a material impact on the Company's consolidated financial position or results of operations.


3.         GOODWILL AND ACQUIRED INTANGIBLE ASSETS

           On August 1, 2001, the Company adopted the provisions of SFAS 141, "Business Combinations" ("SFAS 141") and SFAS 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires that the fair value of an assembled workforce acquired be included in the amount initially recorded as goodwill. Upon adoption of SFAS 141, the Company reclassified $1,710,617 into goodwill which was initially recorded as other intangible assets related to the value of the assembled workforce of RTCI as required by this statement. SFAS 142 requires that intangible assets with indefinite useful lives no longer be amortized, but rather be tested at least annually for impairment. The Company evaluated goodwill for impairment at August 1, 2001 and determined no impairment existed at that date. The Company's reporting units utilized for evaluating the recoverability of goodwill are the same as its operating segments.

           The following table presents the net loss and loss per basic and diluted share that would have been recognized in all periods presented exclusive of goodwill amortization expense recognized in those periods.


                                                                 Year Ended July 31,
                                               -------------------------------------------------------------
                                                   2003                  2002                    2001
                                               -------------------------------------------------------------
Reported net loss                              $  (6,004,318)        $   (6,547,553)         $  (30,855,352)
Add:  Goodwill amortization                             --                     --                 1,283,639
                                               -------------          -------------          --------------
Adjusted net loss                              $  (6,004,318)        $   (6,547,553)         $  (29,571,713)
                                               =============          =============          ==============
Reported basic and diluted loss per
     common share                              $       (0.53)        $        (0.68)         $        (3.57)
Add: Goodwill amortization                              --                     --                      0.15
                                               -------------         --------------          --------------
Adjusted basic and diluted loss per share      $       (0.53)        $        (0.68)         $        (3.40)
                                               =============         ==============          ==============

           At July 31, 2003 and 2002, other intangible assets included the proprietary data mapping technology acquired in the acquisition of RTCI. The gross carrying value of the mapping technology was $4,780,000 at July 31, 2003 and 2002, respectively. Accumulated amortization relating to mapping technology was $2,629,000 and $1,673,000 at July 31, 2003 and 2002, respectively. The data mapping technology is being amortized over five years and amortization expense has been recorded in cost of services.

           The Company did not have any indefinite lived intangible assets that were not subject to amortization as of July 31, 2003 and 2002. The aggregate amortization expense for other intangible assets was $956,000 for the each of the years ended July 31, 2003 and 2002.

INTERNET COMMERCE CORPORATION

Notes to consolidated financial statements


3.         GOODWILL AND ACQUIRED INTANGIBLE ASSETS (CONTINUED)


           At July 31, 2003, estimated amortization expense for other intangible assets for the remaining life of those assets are as follows:

                          Year           Estimated Amortization Expense
                          ----           ------------------------------
                          2004                $956,000
                          2005                $956,000
                          2006                $239,000

           The changes in the carrying amount of goodwill for the years ended July 31, 2002 and 2003, are as follows:


                                                                            Professional
                                   ICC.NET           Service Bureau           Services               Total
                                 ----------------------------------------------------------------------------
Balance at August 1, 2001        $    26,132          $ 2,167,935           $      --             $ 2,194,067
Reclassification of
   workforce intangibles                --                   --               1,710,617             1,710,617
Impairment loss                         --                   --              (1,710,617)           (1,710,617)
                                 ----------------------------------------------------------------------------
Balance at July 31, 2002         $    26,132          $ 2,167,935           $      --             $ 2,194,067
Impairment loss                         --               (982,142)                 --                (982,142)
                                 ----------------------------------------------------------------------------
Balance at July 31, 2003         $    26,132          $ 1,185,793           $      --             $ 1,211,925
                                 ============================================================================

           The goodwill of all reporting units is tested annually for impairment as of August 1.

           During the fourth quarter of fiscal 2003 the goodwill of the Service Bureau was tested for impairment due to a significant decline in revenues and operating income resulting primarily from the bankruptcy of its largest customer. An impairment loss of $982,142 was recognized as a result of this evaluation. The fair value of the Service Bureau reporting unit was estimated using the net present value of expected future cash flows.

           Due to a continued decline in revenue throughout the course of fiscal 2002, continued operating losses and a significant reduction in forecasted future operating profits, the Professional Services reporting unit was tested for impairment during the fourth quarter of fiscal 2002. An impairment loss of $1,710,617 was recognized as a result of this evaluation. The fair value of the Professional Services reporting unit was estimated using the net present value of expected future cash flows.

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

INTERNET COMMERCE CORPORATION

Notes to consolidated financial statements


4.         IMPAIRMENT OF SOFTWARE INVENTORY

           In January 2003, the Company recorded an impairment charge of approximately $248,000 for software inventory held by the Professional Services segment based on historical and projected sales, which indicated that its net carrying value was not recoverable. The Company had previously recorded a write down of $100,000 for software inventory in July 2002. Such software inventory was classified as other current assets in the consolidated balance sheet. The Company's carrying value of inventory at July 31, 2003 is not significant.

5.         MARKETABLE SECURITIES

           The following is a summary of available for sale securities:


                                                           Gross Unrealized
                                                        -----------------------
                                            Cost          Gains         Losses       Fair Value
                                         ---------      ---------      ---------     ----------

Equity investments - July 31, 2003       $  66,275      $  26,874      $  (1,209)    $  91,941
                                         =========      =========      =========     =========

Equity investments - July 31, 2002       $ 458,766      $   9,601      $(337,676)    $ 130,691
                                         =========      =========      =========     =========

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

6.         PROPERTY AND EQUIPMENT

           Property and equipment consists of the following:


                                                     Estimated                 July 31,
                                                    -----------------------------------------------
                                                    Useful Lives
                                                      (Years)             2003            2002
                                                    -------------      -----------      -----------
Computers and office equipment                             3           $ 3,071,911      $ 3,052,774
Furniture and fixtures                                     7               307,620          372,074
Purchased software                                         3               822,006          814,189
Leasehold improvements                               various               189,688          158,556
                                                                       -----------      -----------
                                                                         4,391,225        4,397,593
Less accumulated depreciation and amortization                          (3,834,413)      (3,245,729)
                                                                       -----------      -----------
                                                                       $   556,812      $ 1,151,864
                                                                       ===========      ===========

           Depreciation and amortization expense related to property and equipment, including property and equipment acquired under capital leases, was approximately $589,000, $898,000 and $887,000 for the years ended July 31, 2003, 2002 and 2001, respectively. At July 31, 2003, property and equipment acquired under capital leases had a cost basis of $519,930.

INTERNET COMMERCE CORPORATION

Notes to consolidated financial statements


7.         ACCRUED EXPENSES

           Accrued expenses consist of the following:

                                                            July 31,
                                                    -------------------------
                                                       2003          2002
                                                    ----------     ----------

           Employee compensation and severance      $  230,696     $  405,701
           Vacation                                    342,886        364,170
           Professional fees                           287,004        135,293
           Lease abandonment                           165,536        192,749
           Other                                       152,758        309,935
                                                    ----------     ----------
                                                    $1,178,880     $1,407,848
                                                    ==========     ==========

8.         JOINT SERVICES AGREEMENT  AND TECHNOLOGY LICENSE

           In July 2002, the Company and Triaton GmbH ("Triaton") terminated a joint services agreement between the parties executed in July 2000, and amended in July of 2001. The Company and Triaton entered into a new agreement that provides Triaton a non-exclusive five-year license to use the Company's electronic data interchange system in Europe. The agreement also provides that Triaton may purchase sales support and customer support services based on ICC's standard terms and conditions. Triaton may also purchase software maintenance and support on an annual basis. The sale price for the license was $3,000,000 which was recognized as revenue in the period ended July 31, 2002. Under the terms of the agreement, Triaton paid $1,500,000 in July 2002 and $1,500,000 in October 2002.

9.         STOCKHOLDERS' EQUITY

           2003 Private Placement of Common Stock and Preferred Stock:

           During April and May 2003, the company completed a private placement of common stock, convertible preferred stock and warrants to purchase shares of common stock (the "2003 Private Placement") for aggregate gross proceeds of approximately $2,085,000.

           In the 2003 Private Placement the Company sold 1,682, 683 shares of class A common stock and warrants to purchase 1,528,838 of class A common stock providing gross proceeds of approximately $1,835,000 and 250 shares of series D convertible redeemable preferred stock ("series D preferred) and warrants to purchase 153,845 shares of class A common stock for $250,000. All warrants are immediately exercisable and have an exercise price of $1.47 per share. The warrants are exercisable until the fifth anniversary of the date of issuance. In addition, the warrants are redeemable at the Company's option, if the closing bid price of the Company's class A common exceeds 200% of the exercise price of the warrants for 30 consecutive trading days. The redemption price is $0.10 per share for each share issuable under the warrants.

           The 250 shares of series D preferred are convertible into 192,307 shares of class A common stock. The allocation of the proceeds from the sale of the series D preferred between the fair value of the series D and the fair value of the detachable warrants resulted in a beneficial conversion feature in the amount of $106,730. The discount was immediately accreted and treated as a deemed dividend to the holder of the series D preferred as all of the series D preferred stock was eligible for conversion upon issuance.

INTERNET COMMERCE CORPORATION

Notes to consolidated financial statements


9.         STOCKHOLDERS' EQUITY (CONTINUED)

           In connection with the 2003 Private Placement, the Company incurred fees of $325,750, of which $237,938 was payable in cash and $87,802 was paid by issuing warrants to purchase 110,680 shares of class A common stock. These warrants have substantially the same terms as the warrants issued in the 2003 Private Placement.

           In connection with the 2003 Private Placement, the Company issued 48,076 shares of class A common stock and warrants to purchase 38,460 shares of class A common stock in settlement of certain outstanding payables. The common stock and warrants were valued at $50,000, the invoice amount of the services provided to the Company.

           Approximately 21%, or $432,000, of the gross proceeds from the 2003 Private Placement were received from directors and officers and entities with which the Company's directors are affiliated.

           Subsequent to the completion of the Company's private placement described above, the Company determined that in order to comply with NASD Marketplace Rule 4350(i)(1)(A), the purchase price per share for the shares of class A common stock purchased by directors and officers in the private placement should be increased to market value, and on June 17, 2003 the directors and officers agreed to do so. As a result, two directors and three officers agreed to pay an additional $0.58 per share, or an aggregate of $85,502, for the shares of class A common stock they purchased in the private placement. In August of 2003 the Company paid bonuses of approximately $40,000 to reimburse the officers for their additional $0.58 per share payment.

           2001 Private Placement of Common Stock:

           On October 29, 2001, the Company sold 1,159,716 shares of class A common stock and warrants to purchase 347,915 shares of class A common stock for gross proceeds of $3,189,219. The warrants are immediately exercisable and have an exercise price of $3.58 per share. The warrants are exercisable for a five-year period. The Company may redeem the warrants, at its option, if the closing bid price of the class A common stock exceeds 200% of the exercise price for a period of 30 consecutive trading days. The redemption price is $0.10 per share issuable under the warrants.

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

INTERNET COMMERCE CORPORATION

Notes to consolidated financial statements


9.         STOCKHOLDERS' EQUITY (CONTINUED)

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

           Class A Common Stock:

           Holders of class A common stock are entitled to one vote per share on all matters to be voted on by common stockholders. Subject to the preferences of the preferred stock, the holders of class A common stock are entitled to a proportional distribution of any dividends that may be declared by the board of directors, provided that if any distributions are made to holders of class A common stock, identical per-share distributions must be made to the holders of class B common stock, even if the distributions are in class A common stock. In the event of liquidation, dissolution or winding up of ICC, the holders of class A common stock are entitled to share equally with holders of class B common stock in all assets remaining after liabilities and amounts due to holders of preferred stock have been paid in full or set aside. Class A common stock has no preemptive, redemption or conversion rights. The rights of holders of common stock are subject to, and may be adversely affected by, the rights of the holders of series C preferred stock, series D preferred stock or any other series of preferred stock the Company may designate in the future.

           Class B Common Stock:

           Class B common stock is convertible into class A common stock on a one-for-one basis both upon the request of the holder of the class B common stock or automatically upon transfer of the class B common stock to a stockholder that did not hold any class B common stock before the transfer. Class B common stock is entitled to six votes per share, but in all other respects each share of class B common stock is identical to a share of class A common stock. As of July 31, 2003 and 2002, there were no outstanding shares of class B common stock.

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

INTERNET COMMERCE CORPORATION

Notes to consolidated financial statements

9.         STOCKHOLDERS' EQUITY (CONTINUED)


           The holders of the outstanding shares of series A preferred stock are entitled to a 4% annual non-cumulative dividend payable, at the option of the Company, in cash or in shares of class A common stock. Dividends are payable on each July 1.

           Series A preferred stock have no voting rights.

           On July 1, 2002, the Company paid cash dividends of $6,583 to holders of series A preferred stock.. On July 1, 2001, the Company issued 7,601 shares of class A common stock to holders of series A preferred stock in payment of accrued dividends. On July 1, 2000, the Company paid cash dividends of $181,772 to holders of series A preferred stock.

           At July 31, 2001, the Company had accrued dividends on its series A preferred stock of $1,157. There were no accrued dividends at July 31, 2002. At July 31, 2003 and 2002, the Company does not have any outstanding shares of series A preferred stock.

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

           The holders of the outstanding shares of series C preferred stock are entitled to receive a 4% per share annual cumulative dividend payable in cash or shares of common stock at the option of the Company. Each share of series C preferred stock is deemed to have a value of $1,000 and each share of common stock to be paid as a dividend shall be valued at the average of the Market Price (as defined by the certificate of designation of the series C convertible preferred stock) for ten consecutive trading days ending two days prior to the payment date. Dividends are payable on January 1 of each year. Dividends accrue and are cumulative on a daily basis, whether or not earned or declared.

           Series C preferred stock is entitled to the number of votes per share equal to the number of whole shares of class A common stock into which each share of series C preferred stock is convertible.

           On January 1, 2003, 2002 and 2001, the Company issued 302,343, 98,839 and 111,142 shares of class A common stock in payment of the dividends on series C preferred stock, respectively. At July 31, 2003, 2002 and 2001, the Company had accrued $231,726, $231,695 and
           $272,131 for dividends payable, respectively.

INTERNET COMMERCE CORPORATION

Notes to consolidated financial statements


9.         STOCKHOLDERS' EQUITY (CONTINUED)

           The total liquidation value of series C preferred stock was $10,000,000 plus accrued dividends of $231,726 at July 31, 2003.

           Series D Preferred Stock:

           Series D preferred stock is convertible at the option of the holder into 192,307 shares of class A common stock.

           Series D preferred stock is redeemable, in whole or in part, by the Company at the option of the Company at any time after April 30, 2005 if the price of class A common stock is greater than or equal to $2.60 per share for thirty consecutive trading days. The redemption price for each share of series D preferred stock is $1,000 plus any accrued and unpaid dividends. Series D preferred shall have preference as to assets over all other classes or series of common and preferred stock of the Company, except for series C preferred, in the event of any liquidation, dissolution, or winding up of the Company. The holders of series D preferred are entitled to receive an amount in cash equal to $1,000 per share plus any accrued and unpaid dividends before any distribution is made to holders of common and preferred stock, except for series C preferred stock.

           The holders of the outstanding shares of series D preferred stock are entitled to receive dividends at the discretion of the Board of Directors.

           Series D preferred stock is entitled to the number of votes per share equal to the number of whole shares of class A common stock into which each share of series D preferred stock is convertible on the record date.

           Warrants:

           As of July 31, 2003, the following warrants to purchase class A common stock were outstanding:


                                                   Number of Shares    Exercise Price    Expiration Date
                                                   ----------------    --------------    ---------------

Consulting Warrants                                  18,000  (a)         $    9.94        March 31, 2004
C & W Warrants                                       400,000 (b)         $   22.21        January 12, 2005
2001 Private Placement Warrants                      109,091 (c)         $    3.58        October 28, 2006
2001 Private Placement Commission Warrants            25,000 (d)         $    3.58        October 28, 2006
2002 Warrant Exchange Offer Warrants                 263,715 (e)         $    3.50        April 24, 2007
ING Warrants                                          60,000 (e)         $    3.50        July 11, 2007
2003 Private Placement Warrants                    1,307,671 (e)         $    1.47        April 30, 2008
2003 Private Placement Warrants                      230,774 (e)         $    1.47        May 1, 2008
2003 Private Placement Commission Warrants            89,810 (f)         $    1.47        April 30, 2008
2003 Private Placement Commission Warrants            20,870 (f)         $    1.47        May 1, 2008
Silicon Valley Bank Warrants                          40,000 (g)         $    1.39        May 30, 2010

a) Upon exercise of each warrant, holder is entitled to 1.36891 shares of class A common stock.

b) Issued to C&W in a private placement. Upon exercise, holder is entitled to one share of class A common stock.

c)    Redeemable by the Company at $0.10 per warrant under certain conditions.

d) Issued to solicitation agents for their role in the October 2001 private placement. Redeemable by the Company at $0.10 per warrant under certain conditions.

INTERNET COMMERCE CORPORATION

Notes to consolidated financial statements


9.         STOCKHOLDERS' EQUITY (CONTINUED)

e)    Redeemable by the Company at $0.10 per warrant under certain conditions.

f) Issued to solicitation agents for their role in the April and May 2003 private placement. Redeemable by the Company at $0.10 per warrant under certain conditions.

g) Issued in connection with the Company's Accounts Receivable Financing Agreement (Note 11).

           The fair market value of warrants issued for compensation and services has been recognized as an expense in the period the respective services were performed.

           On January 22, 2003, 47,760 assumed RTCI warrants expired. The warrants were exercisable for an aggregate of 47,760 shares of the Company's class A common stock.

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

           In May 2002, the Company granted options to purchase an aggregate of 845,000 shares of class A common stock to certain executive officers. The options all have an exercise price of $2.70 per share, which was the fair value of the class A common stock at the date of grant. One-third of these options were vested upon issuance. The remaining two-thirds vest on November 10, 2007. If the Company meets certain performance objectives the vesting of the options will be accelerated. On the day the closing price of the Company's class A common stock equals or exceeds $10.00 per share, one-third of such options shall vest. On the first day of the month succeeding any calendar month in which the Company's net revenues exceed $2,000,000, one-third of the options will vest. All of these options will vest immediately upon a change in control of the Company as defined in the option agreements.

INTERNET COMMERCE CORPORATION

Notes to consolidated financial statements


9. STOCKHOLDERS' EQUITY (CONTINUED)


           The weighted-average fair value at the date of grant for options granted during the years ended July 31, 2003, 2002 and 2001 was $1.04, $2.37 and $3.81 per share, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted-average assumptions:


                                                Year ended July 31,
                                     -----------------------------------------
                                      2003              2002            2001
                                     --------          ------         --------

Risk-free interest rate               2.09%             3.77%           4.73%
Expected lives                          3                 3               3
Expected volatility                   136%              140%            150%
Expected dividend yield                 0%                0%              0%


           The following table summarizes the Company's stock options at July 31, 2003, 2002 and 2001, as well as changes during the years then ended:


                                                                      Year ended July 31,
                                          ----------------------------------------------------------------------------------
 (Shares in thousands)                           2003                       2002                       2001
                                          --------------------------- -------------------------- ---------------------------
                                                     Weighted-Average            Weighted-Average           Weighted-Average
                                                        Exercise                     Exercise                   Exercise
                                          Shares         Price        Shares         Price         Shares        Price
                                          --------------------------- --------------------------- --------------------------
Options outstanding at
  beginning of year                       5,422.3      $    9.62      4,517.7      $   12.93      4,088.6      $   18.39
Granted                                     342.0      $    1.35      1,672.1      $    3.08      1,145.0      $    4.62
Acquisitions                                   --      $      --           --      $      --        349.1      $    6.53
Forfeited                                  (489.5)     $   11.58       (698.0)     $   16.03       (895.8)     $   26.79
Exercised                                   (12.8)     $     .26        (69.5)     $    3.22       (169.2)     $    2.08
                                          -------      ---------      -------      ---------      -------      ---------
Options outstanding at end of year        5,262.0      $    8.92      5,422.3      $    9.62      4,517.7      $   12.93
                                          =======      =========      =======      =========      =======      =========

Options exercisable at end of year        4,406.2      $    9.69      4,048.4      $    7.53      2,966.0      $   11.39
                                          =======      =========      =======      =========      =======      =========


           The following table presents information relating to stock options outstanding as of July 31, 2003:


         (Shares in thousands)
                                                  Options Outstanding                   Options Exercisable
                                    ----------------------------------------------  ----------------------------
                                                Weighted-Average  Weighted-Average              Weighted-Average
                                                    Remaining        Exercise                       Exercise
        Range of Exercise Prices                   Contractual         Price                         Price
                                    Shares            Life                           Shares
      ----------------------------------------------------------------------------  ----------------------------
      $    0.26  -  $    1.30           635.5          5.5        $    0.70           508.1        $    0.60
      $    1.41  -  $    2.13           122.0          4.8        $    1.67            94.7        $    1.58
      $    2.50  -  $    4.22         2,479.6          7.3        $    2.87         2,020.8        $    2.84
      $    5.13  -  $    6.29           335.3          7.5        $    5.16           303.6        $    5.16
      $   11.50  -  $   17.00           573.6          6.1        $   12.12           363.0        $   12.15
      $   19.00  -  $   23.38           834.0          6.7        $   19.21           834.0        $   19.21
      $   34.50  -  $   40.00           154.0          6.3        $   37.24           154.0        $   37.24
      $   60.00  -  $   80.00           128.0          6.1        $   68.25           128.0        $   68.25
                                       -------------------------------------         ---------------------------
                                       5,262.0          6.8        $ 8.92            4,406.2    $ 9.69
                                       =======                                       =======

           The Company had 968,921 options available for grant under the Plan as of July 31, 2003.

INTERNET COMMERCE CORPORATION

Notes to consolidated financial statements


9. STOCKHOLDERS' EQUITY (CONTINUED)


           Restricted stock:

           On March 10, 2003, options and stock were awarded to a non-employee member of the board of directors as compensation for consulting services. This individual was awarded 20,000 shares of class A common stock, valued at $18,000, which was recorded as a non-cash charge for stock-based compensation during the year ended July 31, 2003. This individual was also granted options to purchase 100,000 shares of class A common stock. Options to purchase 60,000 shares at an exercise price of $1.00 per share vest six months from the date of issuance, and options to purchase 40,000 shares at an exercise price of $1.25 per share vest one year from the date of issuance. The options have a fair value of $67,000 of which $42,000 has been recorded as a stock-based non-cash charge for services during year ended July 31, 2003.

           Each non-employee member of the board of directors receives annual compensation of $25,000 for their current term of office, payable quarterly, in class A common stock of he Company. The Company has recorded a non-cash compensation charge of $79,167 in 2003 and has issued 51,703 shares of class A common stock in 2003 which were fully vested upon issuance.

           The Company issued 172,907 shares of class A common stock to employees of RTCI in exchange for outstanding shares of restricted stock of RTCI at the consummation of the Company's acquisition of RTCI. Deferred stock-based compensation related to the restricted stock of $730,957 was recorded at the time of the acquisition. The Company recognized non-cash compensation expense related to the restricted stock of $190,019 and $540,938 in the years ended July 31, 2002 and 2001, respectively. All outstanding shares of restricted stock vested on the January 1, 2002.

           On July 11, 2002, the Company entered into a Settlement Agreement with ING Merger, LLC and ING Capital, LLC, a wholly-owned subsidiary of ING Merger (collectively "ING"), pursuant to which the Company issued to 200,000 shares of class A common stock and warrants to purchase 60,000 shares of class A common stock ING Capital. The warrants are exercisable for five years at an exercise price per share of $3.50. ING had provided certain investment banking services to ICC in connection with its acquisition of RTCI. The Company had accrued $650,000 for such services at the time of the acquisition. The aggregate fair value of the class A common stock and warrants issued pursuant to the settlement was approximately $540,500. The Company recognized the difference of $109,500 as other income during the year ended July 31, 2002.

           In connection with the acquisition of RTCI, the Company paid $300,000 of investment banking fees on behalf of a former officer of the Company. During 2002, the former officer forfeited 23,689 shares of class A common stock issued in the merger, as repayment for these investment banking fees. The number of shares forfeited were valued at the market price of ICC common stock as defined in the Agreement and Plan of Merger among ICC and RTCI.

10.        INCOME TAXES

           The Company's effective tax rate varied from the statutory federal income tax rate as follows:


                                                                   For the year ended July 31,
                                                                  2003          2002         2001
                                                                  ----          ----         ----

Expected tax rate (benefit)                                      (35.0)%      (35.0)%     (34.0)%
Increase (decrease) in taxes resulting from:
Non-deductible amortization and write-off of intangibles           5.7%         9.1%       15.7%
Other permanent differences                                        1.1%         1.5%        1.9%
State and local income tax (benefit), net of federal effect       (4.0)%       25.9%       (4.5)%

INTERNET COMMERCE CORPORATION

Notes to consolidated financial statements


10.        INCOME TAXES (CONTINUED)


Other                                                             (1.1)%        (6.7)%          --
Increase in valuation allowance                                   33.3%          5.2%         15.0%
                                                                  -----         -----        -----

Effective tax rate                                                   --            --         (5.9)%
                                                                  =====         =====        =====


           Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets, liabilities and the valuation allowance at July 31, 2003 and 2002 are as follows:


                                                                    July 31,
                                                              2003              2002
                                                          ------------      ------------
Deferred tax assets:
       Accrued expenses                                   $    267,915      $    262,768
       Deferred revenues                                        30,682            65,780
       Deferred rent                                            29,389            57,632
       Property and equipment                                   83,767           199,217
       Marketable securities                                   116,903           131,233
       Credit for increasing research activity
         carryforwards                                          85,275                --
       Federal, state and local net operating loss
         carryforwards                                      30,077,973        28,430,956
                                                          ------------      ------------
                                                            30,691,904        29,147,586
Deferred tax liabilities:
       Purchased intangibles                                  (860,400)       (1,242,800)
       Capitalized software development costs                  (56,944)         (130,636)
                                                          ------------      ------------
                                                              (917,344)       (1,373,436)
       Net deferred tax asset before valuation
         allowance                                          29,774,560        27,774,150
       Valuation allowance                                 (29,774,560)      (27,774,150)
       Net deferred tax asset                             $       --        $       --
                                                          ============      ============


           The Company has provided a valuation allowance of 100% of its net deferred tax asset due to the uncertainty of generating future profits that would allow for the realization of such deferred tax asset. The net increase in the total valuation allowance for the year ended July 31, 2003 was $2,000,410.

           The Company has a net operating loss carryforward for tax purposes of approximately $75 million as of July 31, 2003. This carryforward expires from 2007 to 2023.

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

INTERNET COMMERCE CORPORATION

Notes to consolidated financial statements

11.        ACCOUNTS RECEIVABLE FINANCING AGREEMENT

           On May 30, 2003, the Company executed an Accounts Receivable Financing Agreement ("Financing Agreement") with Silicon Valley Bank ("Bank") with a term of 1 year. Under the Financing Agreement, the Company may borrow, subject to certain conditions, up to 80% of its outstanding accounts receivable up to a maximum of $2,000,000. Interest accrues at the prime rate plus .35% plus a collateral handling fee equal to .20% on the average daily outstanding financed receivable balance. Interest is payable monthly. The Bank has been granted a security interest in substantially all of the Company's assets. In connection with the Financing Agreement, the Company issued the bank warrants to purchase 40,000 shares of the Company's class A common stock. The warrants are immediately exercisable at an exercise price of $1.39, equal to the fair market value of the Company's class A common stock at the date of closing of the Financing Agreement. The warrants are exercisable for a seven-year period. The fair value of the warrants in the amount of approximately $34,000 is being amortized to interest expense over the term of the Financing Agreement. During the year ended July 31, 2003 the Company recorded interest expense in the amount of approximately $5,700 for the amortization of the fair value of the warrants. At July 31, 2003, there were no amounts outstanding under the financing arrangement. On October 22, 2003, the Company and Silicon Valley Bank amended the Financing Agreement to extend the term of the agreement to August 31, 2004.

12.        COMMITMENTS AND CONTINGENCIES

           Profit sharing plan:

           The Company has a Profit Sharing Plan under which an amount equal to 3.5% of the pretax profit of the Company for each fiscal year is set aside for the benefit of such employees as are determined by the Board of Directors. No funding has been provided under this plan through July 31, 2003 as the Company has incurred losses since the inception of the plan.

           Obligations under operating leases:

           The Company has non-cancelable operating lease commitments for office space expiring on various dates through July 2005. Rent expense under these leases was approximately $1,047,000, $1,319,000 and $1,559,000 for the years ended July 31, 2003, 2002 and 2001, respectively. Certain leases contain escalation clauses for operating expenses.

           At July 31, 2003, minimum future rental payments due under non-cancelable operating leases are as follows:

                     2004                     1,192,916
                     2005                       437,131
                                         ---------------
                                             $1,630,047
                                         ===============

           At July 31, 2003, the Company has ceased utilizing certain office space leased under a non cancelable operating lease. The future lease payments for this space in the amount of $166,000, have been recorded as a liability at July 31, 2003.

           Obligations under capital leases:

           The Company has various non-cancelable capital leases for computer equipment and software. At July 31, 2003, minimum future lease payments under non-cancelable capital leases were as follows:

INTERNET COMMERCE CORPORATION

Notes to consolidated financial statements

12.        COMMITMENTS AND CONTINGENCIES (CONTINUED)



                    2004                                                     $ 159,536
                    2005                                                        47,229
                                                                             ---------
                                                                               206,765
                    Amount representing interest                                12,456
                                                                             ---------
                    Present value of future minimum lease payments             194,309
                    Less current portion                                      (148,189)
                                                                             ---------
                    Capital lease obligation - less current portion          $  46,120
                                                                             =========

           Representations and Warranties:

           Guarantees and Indemnifications - As part of its standard license agreements, the Company agrees to indemnify its customers against liability if the Company's products infringe a third party's intellectual property rights. Historically, the Company has not incurred any significant costs related to performance under these indemnities. As of July 31, 2003, the Company was not subject to any litigation alleging that the Company's products infringe the intellectual property rights of any third parties.

           Letters of credit:

           The Company has provided cash collateral for letters of credit in the aggregate amount of $128,607 and $157,103, at July 31, 2003 and 2002, respectively, which serve as security deposits for certain lease agreements. These amounts have been recorded as restricted cash in the Company's consolidated balance sheet.

           Separation Agreement:

           In March 2001, ICC entered into a Separation Agreement with its former President and Chief Executive Officer which required the Company to pay $437,500, payable in equal monthly installments of $29,167 commencing on May 1, 2001. The final payment under this agreement was made in August of 2002.

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

           For the year ended July 31, 2003, no single customer accounted for more than 10% of revenue. The Company had one customer that accounted for 22% and 11% of revenue for the years ended July 31, 2002 and 2001, respectively.

           No single customer accounted for more than 10% of accounts receivable at July 31, 2003. The Company had one customer that accounted for approximately 52% of accounts receivable at July 31, 2002. During October 2002, the full amount of this receivable was collected.

INTERNET COMMERCE CORPORATION

Notes to consolidated financial statements


13.        CONCENTRATION OF CREDIT RISK (CONTINUED)

           Revenue by geographic region, based on customer location is as follows:


                                     North
          Year ended July 31,        America          Europe         Other         Total
         ---------------------     -----------      -----------    ----------   -----------
                 2003              $12,054,455      $    22,947     $   5,912   $12,083,314

                 2002               11,171,976        3,024,118        25,702    14,221,796

                 2001                8,665,395        1,072,860         4,263     9,742,518

14.        BUSINESS SEGMENT INFORMATION

           The Company has three operating segments as follows:

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

            o Professional Services - this segment facilitates the development and operation of comprehensive business-to-business e-commerce solutions. This segment also conducts a series of product-independent, one-day EDI seminars for e-commerce users

           In the fourth quarter of fiscal 2002, the Company integrated its data mapping and XML services into the ICC.NET business segment. These products and services had previously been part of the Company's Professional Services segment. These products and services are primarily utilized to support customers of the ICC.NET VAN service. The reorganization was undertaken to more closely align these data transfer services with the customers they serve. The segment information for each period presented has been restated to reflect this reorganization as if it had occurred on August 1, 2001.

INTERNET COMMERCE CORPORATION

Notes to consolidated financial statements

14.        BUSINESS SEGMENT INFORMATION (CONTINUED)

           The table below summarizes information about operations and long-lived assets as of and for the years ended July 31, 2003 and 2002:


                                                                Service         Professional
                                               ICC.NET          Bureau           Services          Total
                                             -------------    ------------     -------------    ------------
Year Ended  - July 31, 2003
Revenues from external customers             $  8,866,921     $  1,487,946     $  1,728,447     $ 12,083,314
                                             ============     ============     ============     ============
Operating loss (1)                           $ (3,665,955)    $ (1,132,102)    $   (842,862)    $ (5,640,919)
Other income, net                                (338,978)            --            (24,421)        (363,399)
                                             ------------     ------------     ------------     ------------
                                             $ (4,004,933)    $ (1,132,102)    $   (867,283)    $ (6,004,318)
                                             ============     ============     ============     ============
Supplemental segment information:
Amortization and depreciation                $  1,469,858     $     86,775     $    119,106     $  1,675,739
Impairment of software inventory                     --               --            248,077          248,077
Impairment of capitalized software                   --            148,479             --            148,479
Impairment of marketable securities               317,924             --               --            317,924
Impairment of acquired intangibles                   --            982,142             --            982,142
Non-cash charges for stock-based
  compensation and services                       139,415             --               --            139,415
As of July 31, 2003
Property and Equipment, net                  $    283,855     $     42,801     $    230,156     $    556,812
Capitalized software, net                            --            127,842             --            127,842
Acquired identified intangibles, net            2,151,000             --               --          2,151,000
Goodwill, net                                      26,132        1,185,793             --          1,211,925
                                             ------------     ------------     ------------     ------------
Long lived assets, net                       $  2,460,987     $  1,356,436     $    230,156     $  4,047,379
                                             ============     ============     ============     ============


                                                                Service         Professional
                                               ICC.NET          Bureau           Services          Total
                                             -------------    ------------     -------------    ------------

Year Ended  - July 31, 2002 (Restated)
Revenues from external customers             $ 10,436,290     $  1,633,183     $  2,152,323     $ 14,221,796
                                             ============     ============     ============     ============
Operating loss                               $ (3,455,525)    $      4,949     $ (3,389,521)    $ (6,840,097)
Other income, net                                 329,517             --            (36,973)         292,544
                                             ------------     ------------     ------------     ------------
                                             $ (3,126,008)    $      4,949     $ (3,426,494)    $ (6,547,553)
                                             ============     ============     ============     ============
Supplemental segment information:
Amortization and depreciation                $  1,688,891     $    114,415     $    329,161     $  2,132,467
Impairment of acquired intangibles                   --               --          1,710,617        1,710,617
Non-cash charges for stock-based
  compensation and services                        59,989             --            190,019          250,008

As of July 31, 2002
Property and equipment, net                  $    590,679     $     90,410     $    470,775     $  1,151,864
Capitalized software, net                            --            326,588             --            326,588
Acquired identified intangibles, net            3,107,000             --               --          3,107,000
Goodwill, net                                      26,132        2,167,935             --          2,194,067
                                             ------------     ------------     ------------     ------------
Long lived assets, net                       $  3,723,811     $  2,584,933     $    470,775     $  6,779,519
                                             ============     ============     ============     ============

(1) Commencing in the second fiscal quarter of 2003, certain costs for executive management, human resources, selling and marketing, accounting and finance have been allocated to the Company's operating segments based on the level of services performed for each segment. For cost reduction purposes, these functions were centralized and are now performed by ICC.NET personnel. For the year ended July 31, 2003, ICC.NET allocated $333,000 of these costs to the Service Bureau and Professional Services segments in the amounts of $135,000 and $198,000, respectively.

INTERNET COMMERCE CORPORATION

Notes to consolidated financial statements


15.        SUPPLEMENTAL NON-CASH DISCLOSURES TO STATEMENT OF CASH FLOWS

           The Company had the following non-cash investing and financing activities:


                                                                                 Year ended July 31,
                                                                     2003               2002             2001
                                                                 --------------   -----------------   -----------

Equipment acquired under capital leases                                --          $   121,367        $    44,945
Issuance of common stock for dividends on preferred stock           400,031            400,000            422,784
Private placement commissions                                        87,802            117,511               --
Common stock and warrants issued to investment advisors                --              504,560               --
Amounts related to business combinations:
    Fair value of assets acquired, net of cash acquired                --                 --           29,085,388
      Less:
          Liabilities assumed                                          --                 --            1,902,751
          Fair value of equity instruments issued                      --                 --           20,797,639
          Cash to be distributed to option and warrant
            holders upon exercise                                      --                 --              343,456
          Note receivable and accrued interest                         --                 --            5,000,000
          Transaction costs paid in prior period                       --                 --              369,487
          Transaction costs accrued                                    --                 --              650,000
                                                                -----------        -----------        -----------
                                                                       --                 --           29,063,333
                                                                -----------        -----------        -----------
  Payment for purchase of acquisitions, net of cash acquired           --                 --               22,055

16.        QUARTERLY INFORMATION (UNAUDITED)

           The following unaudited quarterly financial information (in thousands, except for per share data) includes, in our opinion, all normal and recurring adjustments necessary to fairly state our consolidated results of operations and related information for the periods presented


                                                   First       Second       Third        Fourth
                                                 ---------    ---------    ---------    --------
                                                  Quarter      Quarter      Quarter      Quarter

Fiscal 2003
Revenues, net                                    $ 3,050       $ 2,837      $ 3,094      $ 3,102
Total costs and expenses                           4,013         4,400        4,162        5,149
                                                 -------       -------      -------      -------
Operating loss                                      (963)       (1,563)      (1,068)      (2,047)
Interest and investment income, net                  (18)         (324)          (6)         (15)
Income tax benefit                                  --            --           --
                                                 -------       -------      -------      -------
Net loss                                         $  (981)      $(1,887)     $(1,074)     $(2,062)
                                                 =======       =======      =======      =======
Basic and diluted loss per common share          $ (0.09)      $ (0.17)     $ (0.11)     $ (0.16)
                                                 =======       =======      =======      =======
Fiscal 2002
Revenues, net                                    $ 3,046       $ 2,690      $ 2,725      $ 5,761
Total costs and expenses                          (5,195)       (4,678)      (4,528)      (6,661)
                                                 -------       -------      -------      -------
Operating loss                                    (2,149)       (1,988)      (1,803)        (900)
Interest and investment income, net                   44           (33)          65          216
Income tax benefit                                  --            --           --           --
                                                 -------       -------      -------      -------
Net loss                                         $(2,105)      $(2,021)     $(1,738)     $  (684)
                                                 =======       =======      =======      =======
Basic and diluted loss per common share          $ (0.22)      $ (0.19)     $ (0.21)     $ (0.06)
                                                 =======       =======      =======      =======

INTERNET COMMERCE CORPORATION


Schedule II.  Valuation and Qualifying Accounts


                                            Balance at       Additions
                                          Beginning of      Charged to       Additions                        Balance at End
                                             Period           Expense        Acquired         Deductions        of Period
                                          ------------     -----------      ----------        ----------      --------------
Year ended July 31, 2003
     Allowance for doubtful accounts      $   241,684      $    43,501                        $   (64,904)      $   220,281
     Allowance on deferred tax asset      $27,774,150      $ 2,000,410      $      --         $      --         $29,774,560
Year ended July 31, 2002
     Allowance for doubtful accounts      $   224,022      $   223,107      $      --         $  (205,445)      $   241,684
     Allowance on deferred tax asset      $27,433,411      $   340,739      $      --         $      --         $27,774,150
Year ended July 31, 2001
     Allowance for doubtful accounts      $    74,388      $   261,640      $    23,949       $  (135,955)      $   224,022
     Allowance on deferred tax asset      $22,258,347      $ 5,175,064      $      --         $      --         $27,433,411

                                 EXHIBIT INDEX


Exhibit No.   Description
-----------   -----------

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

   3(i).2 Certificate of Merger merging Infosafe Systems, Inc. and Internet Commerce Corporation (1)

   3(i).3 Certificate of Amendment to the Amended and Restated Articles of Incorporation (2)

   3(i).4 Certificate of Designations-- Series A Convertible Redeemable Preferred Stock (1)

   3(i).5     Certificate of Designations-- Series C Preferred Stock (8)

   3(i).6     Certificate of Designations-- Series D Preferred Stock (8)

   3(ii).1    Amended and Restated By-laws (6)

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

   4.3 Warrant Agreement dated January 12, 2000, by and among ICC and Cable and Wireless USA, Inc. (8)

   4.4 Form of Registration Rights Agreement dated as of October 29, 2001 by and among ICC and the purchase identified therein (15)

   4.5 Registration Rights Agreement dated as of October 29, 2001 by and between ICC and Amaranth Trading LLC (13)

   4.6 Format Class A Common Stock Warrant issued in the October 29, 2001 private placement (13)

   4.7 Form of Warrant Agreement issued in the April 30, 2003 and May 1, 2003 private placement (15)

   4.8 Form of Registration Rights Agreement dated April 30, 2003, among Internet Commerce Corporation and the purchasers of shares of class A common stock identified therein (15)

   4.9 Form of Registration Rights Agreement dated April 30, 2003, between Internet Commerce Corporation and Blue Water Venture Fund II, L.L.C. (15)

   4.10 Warrant Agreement dated May 30, 2003 by and between Silicon Valley Bank, a California-chartered bank ("SVB") and the Company. *

   4.11 Registration Rights Agreement dated as of May 30, 2003 by and between SVB and the Company. *

   10.1       1994 Stock Option Plan (3)

   10.2 Lease Agreement between 805 Third Ave. Co. and ICC relating to the rental of ICC's current principal executive office (4)

   10.3 Lease Agreement, dated as of May 21, 1999, between JB Squared LLC and ICC relating to the rental of approximately 4,000 square feet at the Lakeview Executive Center, 45 Research Way, East Setauket, New York, 11733 (5)

   10.4 Master Agreement between Cable & Wireless PLC and ICC executed on November 24, 1999 (7)

   10.5       Amended and restated Stock Option Plan (9)

   10.6 First Amendment to Lease Agreement, dated as of January, 2000, by and between JB Squared LLC and ICC relating to the rental of an additional approximately 4,800 square feet at the Lakeview Executive Center, 45 Research Way, East Setauket, New York, 11733
              (12)

   10.7 First Amendment of Lease Agreement between Madison Third Building Companies LLC and ICC relating to the rental of additional office space at 805 Third Avenue, New York, New York 10022 (12)

   10.8 Lease Agreement, dated as of August 2, 2000, by and between IDC Realty, LLC as landlord and ICC as tenant relating to the rental of an approximately 8,000 square feet facility used by ICC's Service Bureau division (12)

   10.9 Lease Agreement, dated as of November 1, 1999, by and between Shannon Oaks Partnership as landlord and RTCI as tenant relating to the rental of an approximately 8,000 square feet facility used by ICC's Professional Services division (14)

   10.10 Joint Services Agreement, between ICC and Hightech International Services GmbH (a wholly-owned subsidiary of ThyssenKrupp Services
              GmbH) executed on July 28, 2000 (14)

   10.11 Letter agreement dated July 25, 2001 between ICC and Triaton GmbH (f/k/a Hightech International Services, a wholly-owned subsidiary of ThyssenKrupp Services GmbH) amending Joint Services Agreement
              (14)

   10.12      License agreement with Triaton dated July 2002 (13)

   10.13 Subscription agreement dated October 29, 2001 by and between ICC and Amaranth Trading LLC (14)

   10.14 Form of Subscription Agreement dated October 29, 2001 by and among ICC and purchasers identified therein (14)

   10.15 Form of Subscription Agreement dated as of April 30, 2003, among Internet Commerce Corporation and the purchasers of shares of class A common stock identified therein (15)

   10.16 Form of Subscription Agreement dated as of April 30, 2003, between Internet Commerce Corporation and Blue Water Venture Fund II, L.L.C. for the purchase of shares of Series D Prefernred Stock
              (15)

   10.17 Accounts Receivable Financing Agreement dated as of May 30, 2003 by and between SVB and the Company. *

   10.18 First Loan Modification Agreement dated as of October 22, 2003 by and between SVB and the Company. *

   10.19 Intellectual Property Security Agreement dated as of May 30, 2003 by and between SVB and the Company. *

   23         Consent of Deloitte & Touche LLP *

   31.1 Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

   31.2 Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

   32.1 Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

   32.2 Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

-----------------
*     Filed herewith

(1) Incorporated by reference to ICC's registration statement on Form S-3 (File no. 333-80043), as filed with the Securities and Exchange Commission on June 4, 1999.

(2) Incorporated by reference to ICC's Annual Report on Form 10-KSB for the year ended July 31, 1998, as filed with the Securities and Exchange Commission on October 29, 1998.

(3) Incorporated by reference to ICC's registration statement on form SB-2 (File no. 33-83940).

(4) Incorporated by reference to ICC's Quarterly Report on Form 10-QSB for the quarter ended October 31, 1997, as filed with the Securities and Exchange Commission on December 12, 1997.

(5) Incorporated by reference to Amendment No. 3 to ICC's registration statement on Form S-3 (File no. 333-80043), as filed with the Securities and Exchange Commission on October 18, 1999.

(6) Incorporated by reference to ICC's Current Report on Form 8-K dated June 30, 1999, as filed with the Securities and Exchange Commission on July 1, 1999.

(7) Incorporated by reference to ICC's Current Report on Form 8-K dated November 24, 1999, as filed with the Securities and Exchange Commission on December 1, 1999.

(8) Incorporated by reference to Amendment No. 1 to ICC's registration statement on Form S-3 (File no. 333-93301), as filed with the Securities and Exchange Commission on February 8, 2000.

(9) Incorporated by reference to ICC's proxy statement for the annual meeting of stockholders for the year ended July 31, 1999, as filed with the Securities and Exchange Commission on May 23, 2000.

(10) Incorporated by reference to ICC's Current Report on Form 8-K dated June 14, 2000, as filed with the Securities and Exchange Commission on June 15, 2000.

(11) Incorporated by reference to ICC's Current Report on Form 8-K dated August 2, 2000, as filed with the Securities and Exchange Commission on August 11, 2000.

(12) Incorporated by reference to ICC's Annual Report on Form 10-KSB for the year ended July 31, 2000, as filed with the Securities and Exchange Commission on October 13, 2000.

(13) Incorporated by reference to ICC's registration statement on Form S-3 (file No. 333-99059), as filed with the Securities and Exchange Commission on August 30, 2002.

(14) Incorporated by reference to ICC's Annual Report on Form 10-K for the year ended July 31, 2002, as filed with the Securities and Exchange Commission on October 31, 2002.

(15) Incorporated by reference to ICC's Current Report on Form 8-K dated April 30, 2003, as filed with the Securities and Exchange Commission on May 2, 2003.


(b)   Reports on Form 8-K

      No Current Reports on Form 8-K were filed during the last fiscal quarter covered by this annual report.

(c)   Exhibits

      See index to exhibits on page 44.

(d)   Financial Statement Schedule

      See index to Consolidated Financial Statements and Schedule on page F-1.

                                   SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  October 29, 2003

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

Signature                           Title                           Date
---------                           -----                           ----

/s/ G. Michael Cassidy        President, Chief Executive        October 29, 2003
--------------------------    Officer and Director
G. Michael Cassidy            (Principal Executive Officer)


/s/ Walter M. Psztur          Chief Financial Officer           October 29, 2003
--------------------------    (Principal Financial
Walter M. Psztur              and Accounting Officer)


/s/ Richard J. Berman         Director                          October 29, 2003
--------------------------
Richard J. Berman


/s/ Spencer I. Browne         Director                          October 29, 2003
--------------------------
Spencer I. Browne


/s/ Fred Ciporen              Director                          October 29, 2003
--------------------------
Fred Ciporen


/s/ Kim D. Cooke              Director                          October 29, 2003
--------------------------
Kim D. Cooke


/s/ Charles C. Johnston       Director                          October 29, 2003
--------------------------
Charles C. Johnston


/s/ Arthur R. Medici          Director                          October 29, 2003
--------------------------
Arthur R. Medici