Form 10-Q
period 2003-10-31
INTERNET COMMERCE CORP
filed 2003-12-15
CIK 894738

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                                  -------------


|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended October 31, 2003


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

As of December 11, 2003, the registrant had outstanding 13,797,567 shares of Class A Common Stock.

                          INTERNET COMMERCE CORPORATION

                               INDEX TO FORM 10-Q

                                                                            PAGE
                                                                            ----

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

   Consolidated balance sheets as of October 31, 2003 (unaudited)
     and July 31, 2003...................................................     3

   Consolidated statements of operations and comprehensive loss for the three months ended October 31, 2003 (unaudited)
     and October 31, 2002 (unaudited)....................................     4

   Consolidated statements of cash flows for the three months ended October 31, 2003 (unaudited) and October 31, 2002
     (unaudited).........................................................     5

   Notes to consolidated financial statements (unaudited)................     6

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.....................................    17

Item 3.  Quantitative and Qualitative Disclosures About Market Risk......    30

Item 4.  Controls and Procedures.........................................    30

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings...............................................    31

Item 2.  Changes in Securities and Use of Proceeds.......................    31

Item 3.  Defaults Upon Senior Securities.................................    31

Item 4.  Other Information...............................................    31

Item 5.  Exhibits and Reports on Form 8-K ...............................    31

SIGNATURES

CERTIFICATIONS

INTERNET COMMERCE CORPORATION


Consolidated Balance Sheets


                                                                        October 31,           July 31,
                                                                           2003                 2003
                                                                       ------------         -----------
                                                                       (unaudited)
ASSETS
Current assets:

  Cash and cash equivalents                                            $  1,097,516         $  2,283,339
  Marketable securities                                                     100,963               91,941
  Accounts receivable, net of allowance for doubtful
    accounts of $235,921 and $220,281, respectively                       1,930,737            1,732,890
  Prepaid expenses and other current assets                                 247,828              295,474
                                                                       ------------         ------------
    Total current assets                                                  3,377,044            4,403,644

Restricted cash                                                             129,028              128,607
Property and equipment, net                                                 475,300              556,812
Software development costs, net                                             108,738              127,841
Goodwill                                                                  1,211,925            1,211,925
Other intangible assets, net                                              1,912,000            2,151,000
Other assets                                                                 14,831               18,507
                                                                       ------------         ------------

    Total assets                                                       $  7,228,866         $  8,598,336
                                                                       ============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                     $    653,565         $    918,337
    Accrued expenses                                                        970,474            1,178,880
  Accrued dividends - preferred stock                                       332,287              231,726
  Deferred revenue                                                           69,601               96,952
    Capital lease obligation                                                136,197              148,189
    Other liabilities                                                        98,476              129,985
                                                                       ------------         ------------
          Total current liabilities                                       2,260,600            2,704,069

Capital lease obligation - less current portion                              21,976               46,120
Other non-current liabilities                                                  --                  8,011
                                                                       ------------         ------------
          Total liabilities                                               2,282,576            2,758,200
                                                                       ------------         ------------

Commitments and contingencies

Stockholders' Equity:
Preferred stock - 5,000,000 shares authorized,
  including 10,000 shares of series A, 10,000 shares
  of series C, 250 shares of series D and 175 shares of
  series S:
     Series A preferred stock - par value $.01 per
       share, none issued and outstanding                                      --                   --
     Series C preferred stock - par value $.01 per
       share, 44.76 votes per share; 10,000 shares
       issued and outstanding (liquidation value of
       $10,332,287)                                                             100                  100
     Series D preferred stock - par value $.01 per
       share, 769 votes per share; 250 shares issued and
       outstanding (liquidation value of $250,000)                                3                    3
Common stock:
     Class A - par value $.01 per share, 40,000,000
       shares authorized, one vote per share;
       13,797,567 and 13,797,567 shares issued and
       outstanding, respectively                                            137,976              137,976
Additional paid-in capital                                               87,404,461           87,489,583
Accumulated deficit                                                     (82,630,938)         (81,813,191)
Accumulated other comprehensive income                                       34,688               25,665
                                                                       ------------         ------------
          Total stockholders' equity                                      4,946,290            5,840,136
                                                                       ------------         ------------

          Total liabilities and stockholders' equity                   $  7,228,866         $  8,598,336
                                                                       ============         ============


                 See notes to consolidated financial statements

Consolidated Statements of Operations and Comprehensive Loss (unaudited)


                                                                          Three Months Ended
                                                                              October 31,
                                                                    -------------------------------
                                                                        2003               2002
                                                                    ------------       ------------
Revenue:
  Services                                                          $  3,103,352       $  3,049,776
                                                                    ------------       ------------

Expenses:

Cost of services                                                       1,860,309          1,878,525
Product development and enhancement                                      225,214            260,400
Selling and marketing                                                    825,681            763,529
General and administrative (excluding non-cash
  compensation of  $52,943 for the three months
  ended October 31, 2003)                                                945,385          1,110,141
Non-cash charges for stock-based compensation and services                52,943               --
                                                                    ------------       ------------

                                                                       3,909,532          4,012,595
                                                                    ------------       ------------

   Operating loss                                                       (806,180)          (962,819)
                                                                    ------------       ------------

Other income and (expense):

   Interest and investment income                                            858              5,294
   Investment loss                                                          --              (19,072)
   Interest expense                                                      (12,425)            (4,669)
                                                                    ------------       ------------
                                                                         (11,567)           (18,447)
                                                                    ------------       ------------
Net loss                                                            $   (817,747)      $   (981,266)

Dividends on preferred stock                                            (100,561)          (100,543)
                                                                    ------------       ------------

Loss attributable to common stockholders                            $   (918,308)      $ (1,081,809)
                                                                    ============       ============

Basic and diluted loss per common share                             $      (0.07)      $      (0.09)
                                                                    ============       ============

Weighted average number of common shares outstanding -
   basic and diluted                                                  13,797,567         11,679,964
                                                                    ============       ============

COMPREHENSIVE LOSS:
-------------------
Net loss                                                            $   (817,747)      $   (981,266)
Other comprehensive income:
   Unrealized gain - marketable securities                                 9,023             13,484
                                                                    ------------       ------------

Comprehensive loss                                                  $   (808,724)      $   (967,782)
                                                                    ============       ============


                 See notes to consolidated financial statements

Consolidated Statements of Cash Flows (unaudited)


                                                              Three Months Ended October 31,
                                                              -----------------------------
                                                                 2003              2002
                                                              -----------       -----------
Cash flows from operating activities:
 Net loss                                                     $  (817,747)      $  (981,266)
 Adjustments to reconcile net loss to net cash
   (used in) provided by operating activities:
      Depreciation and amortization                               385,804           439,784
      Bad debt expense                                             15,517            34,756
      Non-cash interest expense                                     8,605              --
      Realized loss on sale of marketable securities                 --              19,072
      Non-cash charges for equity instruments
        issued for compensation and services                       52,943              --
      Changes in:
        Accounts receivable                                      (213,365)        1,321,361
        Prepaid expenses and other assets                          42,717            11,845
        Accounts payable                                         (264,772)           74,643
        Accrued expenses                                         (245,909)         (397,215)
        Deferred revenue                                          (27,351)            1,795
        Other liabilities                                         (39,520)          (74,392)
                                                              -----------       -----------

        Net cash (used in) provided by operating
          activities                                           (1,103,078)          450,383
                                                              -----------       -----------

Cash flows from investing activities:
   Capitalization of software development costs                      --             (16,333)
   Purchases of property and equipment                            (46,188)           (4,700)
   Purchases of certificates of deposit                              (421)             --
   Proceeds from sales of marketable securities                      --              55,494
                                                              -----------       -----------

        Net cash (used in) provided by investing
          activities                                              (46,609)           34,461
                                                              -----------       -----------

Cash flows from financing activities:
   Payments of capital lease obligations                          (36,136)          (59,985)
                                                              -----------       -----------

        Net cash used in financing activities                     (36,136)          (59,985)
                                                              -----------       -----------

Net (decrease) increase in cash and cash
  equivalents                                                  (1,185,823)          424,859

Cash and cash equivalents, beginning of period                  2,283,339         2,087,915
                                                              -----------       -----------

Cash and cash equivalents, end of period                      $ 1,097,516       $ 2,512,774
                                                              ===========       ===========

Supplemental disclosure of cash flow
information:
  Cash paid for interest during the period                    $     3,820       $     4,669


                 See notes to consolidated financial statements

INTERNET COMMERCE CORPORATION

Notes to consolidated financial statements (unaudited)

1.    BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements of Internet Commerce Corporation (the "Company" or "ICC") have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information. In the opinion of management, such statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. Pursuant to the requirements of the Securities and Exchange Commission applicable to Quarterly Reports on Form 10-Q, the accompanying financial statements do not include all the disclosures required by GAAP for annual financial statements. While the Company believes that the disclosures presented are adequate to make the information not misleading, these unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended July 31, 2003. Operating results for the three month period ended October 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2004.

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

      ICC's capabilities also include an EDI service bureau, which provides EDI services to small and mid-sized companies. The service bureau's services include the conversion of electronic forms into hard copies and the conversion of hard copies to an EDI format. IDC also provides Universal Product Code ("UPC") services and maintains UPC catalogs for its customers.

      The Company has the capability to facilitate the development and operation of comprehensive business-to-business electronic commerce solutions. The Company's professional services segment specializes in electronic commerce solutions involving EDI and EAI (Enterprise Application Integration) by providing mission critical electronic commerce consulting, electronic commerce software, outsourced electronic commerce services and technical resource management.

      As of October 31, 2003, ICC had cash and cash equivalents and marketable securities of approximately $1,198,000. These resources, together with the Company's accounts receivable financing agreement (Note 11) are expected to provide the Company with sufficient liquidity to continue in operation through July 31, 2004. However, if expenses increase more than anticipated, or revenue does not increase as anticipated because of competitive or other reasons, cash resources may not be sufficient and the Company will require additional financing. There can be no assurances that any financing will be available or that the terms will be acceptable to the Company.

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

      Stock-based compensation:

      The Company accounts for stock-based compensation with its employees using the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 establishes a fair-value method of accounting for stock-based compensation plans. Stock-based awards to non-employees are accounted for at fair value in accordance with the provisions of SFAS 123. Had the compensation cost for the Company's stock option grants to employees been determined based on the fair value at the grant dates for awards consistent with the method described in SFAS 123, the Company's net loss and basic and diluted loss per common share would have changed to the pro forma amounts indicated below:

                                                   Three Months Ended
                                                      October 31,
                                               -------------------------
                                                  2003          2002
                                               -----------  ------------
              Net loss, as reported           $  (817,747)  $   (981,266)
              Deduct:  Total stock-based
              employee compensation expense
              determined under fair value
              based method for all awards,
              net of related tax effects         (189,820)    (1,771,473)
                                               ----------   ------------
              Pro forma net loss              $(1,007,567)  $ (2,752,739)
                                               ==========   ============

              Basic and diluted loss per
                common share:
                As reported                   $     (0.07)  $      (0.09)
                Pro forma                     $     (0.07)  $      (0.24)

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

      Recent Accounting Pronouncements:

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

      In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others" which elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of Interpretation No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company has provided information regarding commitments and contingencies relating to guarantees in Note 10. The adoption of this standard did not have a significant impact on the consolidated financial position or results of operations.

      In November 2002, the Emerging Issues Task Force of the FASB ("EITF") reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which the vendor will perform multiple revenue generating activities. The EITF was effective for revenue arrangements entered into in fiscal years and interim periods beginning after June 15, 2003. The adoption of this consensus, effective August 1, 2003, did not have a significant impact on the Company's consolidated financial position or results of operations.

      In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123" ("SFAS 148"). SFAS 148 amends SFAS 123, "Accounting for Stock-Based Compensation" to provide alternative methods to account for the transition from the intrinsic value method of recognition of stock-based employee compensation in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" to the fair value recognition provisions under SFAS
      123. SFAS 148 provides two additional methods of transition and will no longer permit the

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

      In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities". Interpretation No. 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Company adopted Interpretation No. 46 on January 31, 2003. The adoption of this standard did not have a significant impact on the Company's consolidated financial position or results of operations.

      In April 2003, the FASB issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"), which amends and clarifies accounting for derivative instruments, and for hedging activities under SFAS 133. Specifically, SFAS 149 requires that contracts with comparable characteristics be accounted for similarly. Additionally, SFAS 149 clarifies the circumstances in which a contract with an initial net investment meets the characteristics of a derivative and when a derivative contains a financing component that requires special reporting in the statement of cash flows. This Statement is generally effective for contracts entered into or modified after June 30, 2003 and did not have a significant impact on the Company's consolidated financial position or results of operations.

      In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. For financial instruments created before the issuance date of this Statement and still existing at the beginning of the interim period of adoption, transition shall be achieved by reporting the cumulative effect of a change in an accounting principle by initially measuring the financial instruments at fair value or other measurement attribute required by this Statement. The adoption of this Statement, effective August 1, 2003, did not have a material impact on the Company's consolidated financial position or results of operations.


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

      For the three month period ended October 31, 2003 and 2002, no single customer accounted for more than 10% of revenue. No single customer accounted for more than 10% of accounts receivable at July 31, 2003 and October 31, 2003.

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

INTERNET COMMERCE CORPORATION

Notes to consolidated financial statements (unaudited)


5.    BUSINESS SEGMENT INFORMATION (CONTINUED)

      The tables below summarizes information about operations and long-lived assets as of and for the three months ended October 31, 2003 and 2002:


                                                             Service           Professional
                                          ICC.NET             Bureau             Services             Total
                                          -------             ------             --------             -----

Three Months  - October 31, 2003
Revenues from external customers        $ 2,440,538         $   307,651         $   355,163         $ 3,103,352
                                        ===========         ===========         ===========         ===========
Operating loss (1)                      $  (678,818)        $   (30,934)        $   (96,428)        $  (806,180)

Other income (expense), net                  (8,973)               --                (2,594)            (11,567)
                                        -----------         -----------         -----------         -----------
Net income (loss)                       $  (687,791)        $   (30,934)        $   (99,022)        $  (817,747)
                                        ===========         ===========         ===========         ===========
Supplemental segment information:
Amortization and depreciation           $   354,347         $    13,288         $    18,169         $   385,804
Non-cash charges for stock-based
  compensation and services             $    52,943         $      --           $      --           $    52,943

As of October 31, 2003
Property and Equipment, net             $   260,455         $    35,221         $   179,624         $   475,300

Capitalized software, net                      --               108,738                --               108,738
Acquired identified intangibles, net      1,912,000                --                  --             1,912,000
Goodwill                                     26,132           1,185,793                --             1,211,925
                                        -----------         -----------         -----------         -----------
Long lived assets, net                  $ 2,198,587         $ 1,329,752         $   179,624         $ 3,707,963
                                        ===========         ===========         ===========         ===========

(1) Commencing in the second quarter of fiscal 2003, certain costs for executive management, human resources, selling and marketing, accounting and finance have been allocated to the Company's operating segments based on the level of services performed for each segment. For cost reduction purposes, these functions were centralized and are now performed by ICC.NET personnel. For the three months ended October 31, 2003, ICC.NET allocated $111,000 of these costs to the Service Bureau and Professional Services segments in the amounts of $45,000 and $66,000, respectively.


                                                                   Service           Professional
                                                ICC.NET             Bureau             Services             Total
                                                -------             ------             --------             -----
 Three Months  - October 31, 2002
 Revenues from external customers             $ 2,119,080         $   466,037        $   464,659         $ 3,049,776
                                              ===========         ===========        ===========         ===========

 Operating loss                               $  (969,124)        $    83,271        $   (76,966)        $  (962,819)

 Other income (expense), net                      (14,589)               --               (3,858)            (18,447)
                                              -----------         -----------        -----------         -----------
 Net income (loss)                            $  (983,713)        $    83,271        $   (80,824)        $  (981,266)
                                              ===========         ===========        ===========         ===========
Supplemental segment information:
Amortization and depreciation                 $   346,761         $    30,646        $    62,377         $   439,784

As of October 31, 2002
Property and Equipment, net                   $   493,300         $    72,424        $   404,798         $   970,522

Capitalized software, net                            --               328,179               --               328,179
Acquired identified intangibles,
net                                             2,868,000                --                 --             2,868,000

Goodwill                                           26,132           2,167,935               --             2,194,067
                                              -----------         -----------        -----------         -----------
Long lived assets, net                        $ 3,387,432         $ 2,568,538        $   404,798         $ 6,360,768
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

      In the 2003 Private Placement the Company sold 1,682, 683 shares of class A common stock and warrants to purchase 1,346,140 of class A common stock providing gross proceeds of approximately $1,835,000 and 250 shares of series D convertible redeemable preferred stock ("series D preferred) and warrants to purchase 153,845 shares of class A common stock for $250,000. All warrants are immediately exercisable and have an exercise price of $1.47 per share. The warrants are exercisable until the fifth anniversary of the date of issuance. In addition, the warrants are redeemable at the Company's option, if the closing bid price of the Company's class A common exceeds 200% of the exercise price of the warrants for 30 consecutive trading days. The redemption price is $0.10 per share for each share issuable under the warrants.

      The 250 shares of series D preferred are convertible into 192,307 shares of class A common stock. The allocation of the proceeds from the sale of the series D preferred between the fair value of the series D and the fair value of the detachable warrants resulted in a beneficial conversion feature in the amount of $106,730. The discount was immediately accreted and treated as a deemed dividend to the holder of the series D preferred, as all of the series D preferred stock was eligible for conversion upon issuance.

      In connection with the 2003 Private Placement, the Company incurred fees of $325,750 of which $237,938 was payable in cash and $87,802 was paid by issuing warrants to purchase 110,680 shares of class A common stock. These warrants have substantially the same terms as the warrants issued in the 2003 Private Placement.

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

      Stock Based Compensation:

      On March 10, 2003 options and stock were awarded to a non-employee member of the board of directors as compensation for consulting services. This individual was awarded 20,000 shares of class A common stock, valued at $18,000, which was recorded as a non-cash charge for stock-based compensation in the quarter ended April 30, 2003. This individual was also granted options to purchase 100,000 shares of class A common stock. Options to purchase 60,000 shares at an exercise price of $1.00 per share vest six months from the date of issuance, and options to purchase 40,000 shares at an exercise price of $1.25 per share vest one year from the date of issuance. The options have a fair value of $67,000 of which $15,440 has been recorded as a non-cash stock-based compensation charge for services during the three months ended October 31, 2003.

      Each non-employee member of the board of directors receives annual compensation of $25,000 for his current term of office, payable quarterly, in class A common stock of the Company. The Company has recorded a compensation charge of $37,503 for the three months ended October 31, 2003. As of October 31, 2003 the Company had not issued the shares due to the directors for the quarter and accordingly has recorded an accrued liability for the compensation owed to the directors.

INTERNET COMMERCE CORPORATION

Notes to consolidated financial statements (unaudited)


7.    JOINT SERVICES AGREEMENT AND TECHNOLOGY LICENSE

      In July 2002, the Company and Triaton GmbH ("Triaton") terminated the joint services agreement previously entered into by the parties in July 2000, and amended in July of 2001. The Company and Triaton entered into a new agreement that provides Triaton a non-exclusive five-year license to use the Company's electronic data interchange system in Europe. The agreement also provides that Triaton may purchase sales support and customer support services based on ICC's standard terms and conditions. Triaton may also purchase software maintenance and support on an annual basis. The sale price for the license was $3,000,000, which was recognized as revenue in the period ended July 31, 2002. Under the terms of the agreement, Triaton paid $1,500,000 in July 2002 and $1,500,000 in October 2002.


8.    IMPAIRMENT OF SOFTWARE DEVELOPMENT COSTS, INVESTMENTS AND SOFTWARE
      INVENTORY

      In April 2003, the Company recorded an impairment charge of approximately $134,000 for previously capitalized software development costs related to an in-process software development project of its Service Bureau. The Company decided during the quarter ended April 30, 2003, not to complete this project due to unfavorable market conditions for the foreseeable future. In January 2003, the Company recorded an impairment charge of approximately $318,000 to write down available-for-sale marketable securities due to an other than temporary decline in value. Additionally, in January 2003, the Company recorded an impairment charge of approximately $248,000 for software inventory held by the Professional Services segment based on historical and projected sales, which indicated that its net carrying value was not recoverable. The Company had previously recorded an impairment charge of $100,000 for software inventory in July 2002. Such software inventory was classified as other current assets in the consolidated balance sheet. The Company's carrying value of inventory at October 31, 2003 is not significant.

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

9.    GOODWILL AND OTHER INTANGIBLE ASSETS (CONTINUED)

      At October 31, and July 31, 2003, Other Intangible assets included the proprietary data mapping technology acquired in the acquisition of Research Triangle Commerce, Inc. in November 2000. The gross carrying value of the mapping technology was $4,780,000 at October 31, and July 31, 2003. Accumulated amortization relating to mapping technology was $2,868,000 and $2,629,000 at October 31, 2003 and July 31, 2003,
      respectively. The data mapping technology is being amortized over five years and amortization expense is recorded in cost of services.

      The Company did not have any indefinite lived intangible assets that were not subject to amortization as of October 31, and July 31, 2003. The aggregate amortization expense for other intangible assets was $239,000 during each of the three months ended October 31, 2003 and 2002.

      At October 31, 2003, estimated amortization expense for other intangible assets for the remaining life of those assets are as follows:

                  Year      Estimated Amortization Expense
                  ----      ------------------------------
                  2004            $956,000
                  2005            $956,000
                  2006            $239,000

      There was no change in the carrying amount of goodwill for the three months ended October 31, 2003.

INTERNET COMMERCE CORPORATION

Notes to consolidated financial statements (unaudited)


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

      As of August 1, 2003, the Company performed its annual test for impairment on the carrying value of goodwill of its ICC.NET and Service Bureau reporting units. The Company concluded that no impairment existed at that date.


10.   GUARANTEES AND INDEMNIFICATIONS

      As part of its standard license agreements, the Company agrees to indemnify its customers against liability if the Company's products infringe a third party's intellectual property rights. Historically, the Company has not incurred any significant costs related to performance under these indemnities. As of October 31, 2003, the Company was not subject to any litigation alleging that the Company's products infringe the intellectual property rights of any third parties.


11.   ACCOUNTS RECEIVABLE FINANCING AGREEMENT

      On May 30, 2003, the Company executed an Accounts Receivable Financing Agreement ("Financing Agreement") with Silicon Valley Bank ("Bank") with a term of 1 year. Under the Financing Agreement, the Company may borrow, subject to certain conditions, up to 80% of its outstanding accounts receivable up to a maximum of $2,000,000. Interest accrues at the prime rate plus .35% plus a collateral handling fee equal to .20% on the average daily outstanding financed receivable balance. Interest is payable monthly. The Bank has been granted a security interest in substantially all of the Company's assets. In connection with the Financing Agreement, the Company issued the bank warrants to purchase 40,000 shares of the Company's class A common stock. The warrants are immediately exercisable at an exercise price of $1.39, equal to the fair market value of the Company's class A common stock at the date of closing of the Financing Agreement. The warrants are exercisable for a seven-year period. The fair value of the warrants in the amount of approximately $34,000 is being amortized to interest expense over the term of the Financing Agreement. During the three months ended October 31, 2003 the Company recorded interest expense in the amount of approximately $8,600 for the amortization of the fair value of the warrants. On October 22, 2003, the Company and Silicon Valley Bank amended the Financing Agreement to extend the term of the agreement to August 31, 2004. At October 31, 2003, there were no amounts outstanding under the financing arrangement.

INTERNET COMMERCE CORPORATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      This quarterly report on Form 10-Q contains a number of "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Specifically, all statements other than statements of historical facts included in this Quarterly Report regarding our financial position, business strategy and plans and objectives of management for future operations are forward-looking statements. These forward-looking statements are based on the beliefs of management, as well as assumptions made by and information currently available to management. When used in this Report, the words "anticipate," "believe," "estimate," "expect," "may," "will," "continue" and "intend," and words or phrases of similar import, as they relate to our financial position, business strategy and plans, or objectives of management, are intended to identify forward-looking statements. These statements reflect our current view with respect to future events and are subject to risks, uncertainties and assumptions related to various factors including, without limitation, those described below the heading "Overview" and in our registration statements and periodic reports filed with the SEC under the Securities Act and the Exchange Act.

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

      In this Item 2, references to the "Company," "we," or "us" means Internet Commerce Corporation.

Overview

      We are in the e-commerce ("EC") business-to-business communication services market providing complete EC infrastructure solutions. Our business operates in three segments: namely, our ICC.NET service, our Service Bureau and our Professional Services.

      Our ICC.NET service, the Company's global Internet-based value added network or VAN, uses the Internet and our proprietary technology to deliver our customers' documents and data files to members of their trading communities, many of which may have incompatible systems, by translating the documents and data files into any format required by the receiver. We believe that our ICC.NET service has significant advantages over traditional VANs, email-based and other Internet-based software systems, because our service is provided at a low cost, with greater transmission speed in nearly real-time and offers more features. Our Service Bureau manages and translates the data of small and mid-sized companies that exchange EDI data with large companies. The Service Bureau

INTERNET COMMERCE CORPORATION


delivers business-to-business EDI standards-based documents for companies that do not have EDI departments. Our Professional Services segment facilitates the development and operations of comprehensive business-to-business e-commerce solutions. Professional Services assists its clients to conduct business electronically through a continuum of services including eConsulting, data transformation mapping (EDI, EAI, XML) and internetworking.

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

INTERNET COMMERCE CORPORATION


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

INTERNET COMMERCE CORPORATION


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

      Stock-based compensation: The Company accounts for stock-based compensation with its employees using the intrinsic value method in accordance with the provisions of Account Principles Board Opinion No. 25, Accounting for Stock Issued to Employees" and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock Based Compensation" ("SFAS No. 123"). SFAS No. 123 established a fair-value method of accounting for stock-based compensation plans. Stock-based awards to non-employees are accounted for at fair value in accordance with SFAS No. 123.

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

      Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates. The following discussion reviews items incorporated in our financial statements during the three month periods ended October 31, 2003 and 2002 or as of October 31, 2003 and July 31, 2003 that required the use of significant management estimates.

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

INTERNET COMMERCE CORPORATION


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

INTERNET COMMERCE CORPORATION


      An impairment of goodwill in the amount of approximately $982,000 was recorded during the year ended July 31 2003. During the fourth quarter of fiscal 2003 the goodwill of the Service Bureau was tested for impairment due to a significant decline in revenues and operating income resulting primarily from the bankruptcy of its largest customer. An impairment loss of approximately $982,000 was recognized as a result of this evaluation. The fair value of the Service Bureau reporting unit was estimated using the net present value of expected future cash flows.


Three Months Ended October 31, 2003 Compared with Three Months Ended October 31, 2002.

Results of Operations - Consolidated

      The following table reflects consolidated operating data by reported segments. All significant intersegment activity has been eliminated. Accordingly, the segment results below exclude the effect of transactions with our subsidiary.

                                                       Three Months Ended
                                                          October 31,
                                                   ------------------------
Consolidated net loss:                                2003           2002
                                                   ----------     ---------

ICC.NET                                            $ (687,791)    $ (983,713)
Service Bureau                                        (30,934)        83,271
Professional Services                                 (99,022)       (80,824)
                                                   ----------     ----------
Consolidated loss                                  $ (817,747)    $ (981,266)
                                                   ==========     ==========


Results of Operations - ICC.NET

      Our ICC.NET service, the Company's global Internet-based value added network, or VAN, uses the Internet and our proprietary technology to deliver our customers' documents and data files to members of their trading communities, many of which may have incompatible systems, by translating the documents and data files into any format required by the receiver. The following table summarizes operating results for our ICC.NET service for the three months ended October 31, 2003 and 2002:

                                                       Three Months Ended
                                                          October 31,
                                                 -------------------------------
                                                      2003             2002
                                                 ---------------   -------------
Revenue:
  VAN Services                                   $    2,355,730    $  1,948,959
  Mapping Services                                       84,808         170,121
                                                 --------------    ------------
                                                      2,440,538       2,119,080
Expenses:
  Cost of services                                    1,302,666       1,256,407
  Product development and enhancement                   190,965         230,219
  Selling and marketing                                 774,231         684,313
  General and administrative                            798,552         917,267
  Non-cash charges for stock based
    compensation                                         52,942               -
                                                 ---------------   -------------
                                                      3,119,356       3,088,206
                                                 ---------------   -------------

  Operating loss                                      (678,818)       (969,126)
                                                 ---------------   -------------

  Other income (expense), net                           (8,973)        (14,589)
                                                 ---------------   -------------

  Net loss                                       $    (687,791)    $  (983,713)
                                                 =============     ===========

INTERNET COMMERCE CORPORATION


      Revenue - ICC.NET - Revenue related to our ICC.NET service was 79% of consolidated revenue for the quarter ended October 31, 2003 ("2004 Quarter") compared to 69% for the quarter ended October 31, 2002 ("2003" Quarter). Total ICC.NET revenue increased $321,000 in the 2004 Quarter from the 2003 Quarter, or approximately 15%. VAN services revenue increased $407,000, or approximately 21%, in the 2004 Quarter from the 2003 Quarter. The increase in VAN services revenue is primarily attributable to an increase in the number of customers to approximately 1,100 in October 2003 from approximately 600 in October 2002. Mapping revenue decreased $85,000, or approximately 50%, in the 2004 Quarter from the 2003 Quarter primarily due to a decrease in the number of customers and smaller mapping projects resulting from the slow economy.

      Cost of services - ICC.NET - Cost of services relating to our ICC.NET service was 53% of revenue derived from the ICC.NET service in the 2004 Quarter, compared to 59% in the 2003 Quarter. Cost of services related to our ICC.NET service consists primarily of salaries and employee benefits, connectivity fees, amortization, and rent. Total cost of services increased $46,000 in the 2004 Quarter from the 2003 Quarter. Data lines increased $72,000 in the 2004 Quarter from the 2003 Quarter due to higher interconnect fees resulting from an increase in volume. In addition, amortization expense increased $13,000 in the 2004 Quarter from the 2003 Quarter due to software that was placed in service subsequent to the 2003 Quarter. Additionally, allocation of equipment and software expense increased $11,000 in the 2004 Quarter compared to the 2003 Quarter to reflect costs incurred by ICC.NET personnel working in professional services facilities. These increases were offset by a decrease of $28,000 in salaries and benefits in the 2004 Quarter compared to the 2003 Quarter due to a decrease in the number of employees to 26 at the end of the 2004 Quarter from 30 at the end of the 2003 Quarter. In addition, consulting expense decreased $22,000 in the 2004 Quarter from the 2003 Quarter. Cost of services relating to VAN services decreased slightly to $907,000 in the 2004 Quarter from $915,000 in the 2003 Quarter. Cost of services relating to the Mapping Services increased to $395,000 in the 2004 Quarter from $341,000 in the 2003 Quarter due primarily to less time spent by mapping personnel working on non-mapping projects.

      Product development and enhancement - ICC.NET - Product development and enhancement costs relating to our ICC.NET service consist primarily of salaries and employee benefits. Product development and enhancement costs decreased $39,000 in the 2004 Quarter from the 2003 Quarter. Salaries and benefits decreased $21,000 in the 2004 Quarter compared to the 2003 Quarter primarily due to a decrease in the number of employees to 10 at the end of the 2004 Quarter from 11 at the end of the 2003 Quarter. In addition, allocation of salaries and benefits from product development and enhancement to general & administrative departments increased $9,000 in the 2004 Quarter compared to the 2003 Quarter, and consulting expenses decreased $6,000 in the 2004 Quarter from the 2003 Quarter.

       Selling and marketing - ICC.NET - Selling and marketing expenses relating to our ICC.NET service consist primarily of salaries and employee benefits, travel-related costs, rent, depreciation, advertising and trade-show costs. Selling and marketing expenses related to our ICC.NET service increased $90,000 in the 2004 Quarter from the 2003 Quarter. Salaries and benefits increased $52,000 in the 2004 Quarter from the 2003 Quarter due to an increase in commissions of $17,000 and due to an increase in the number of employees to 21 at the end of the 2004 Quarter from 20 at the end of the 2003 Quarter. Rent increased $30,000 in the 2004 Quarter over the 2003 Quarter due primarily due an allocation of rent to selling and marketing departments in the 2004 Quarter. Travel and entertainment increased $17,000 in the 2004 Quarter from the 2003 Quarter due to increased selling activity.

INTERNET COMMERCE CORPORATION


Advertising decreased $19,000 in the 2004 Quarter compared to the 2003 Quarter due to lower printing charges and trade show fees. For cost reduction purposes, the sales function was centralized and is now performed by ICC.NET personnel. Commencing in the second fiscal quarter of 2003, a portion of the cost of our sales force was allocated to the Professional Services segment based on the level of effort utilized in selling Professional Services products. This corporate allocation to the professional services segment was $33,000 in the 2004 Quarter.

       General and administrative - ICC.NET - General and administrative expenses supporting our ICC.NET service consist primarily of salaries and employee benefits, legal and professional fees, facility costs, and depreciation. General and administrative costs supporting our ICC.NET service decreased $119,000 in the 2004 Quarter from the 2003 Quarter. Salaries and benefits decreased $58,000 in the 2004 Quarter from the 2003 Quarter primarily due to a decrease in the number of employees to 12 at the end of the 2004 Quarter from 14 at the end of the 2003 Quarter. Also depreciation and amortization decreased $41,000 in the 2004 Quarter from the 2003 Quarter primarily as a result of fewer assets being acquired and more assets becoming fully depreciated resulting in a lower depreciable asset base. State corporation taxes decreased $48,000 in the 2004 Quarter from the 2003 Quarter. Rent decreased $34,000 in the 2004 Quarter from the 2003 Quarter due to increased allocation to ICC.NET departments outside the general and administrative category in the 2004 Quarter. These decreases were offset by an increase of $71,000 in legal and professional fees in the 2004 Quarter from the 2003 Quarter. For cost reduction purposes, the Company's executive management, human resources, accounting and finance functions for all segments of the Company were centralized and are now performed by ICC.NET personnel. Commencing in the second fiscal quarter of 2003, ICC.NET began allocating executive management, human resources, accounting and finance functions to the segments based on the level of services provided to each segment. These corporate allocations to the segments were $78,000 in the 2004 Quarter.

       Non-Cash charges - ICC.NET - Non-cash charges of approximately $53,000 in the 2004 Quarter relate primarily to common stock to be issued to non-employee members of our board of directors as compensation for 2003 directors' fees in the amount of $38,000. In addition, $15,000 of expense was recognized during the 2004 Quarter for stock options issued to a non-employee member of our board of directors as compensation for consulting services.

Results of Operations - Service Bureau

      Our service bureau manages and translates the data of small and mid-sized companies that exchange EDI data with large companies and provides various EDI and UPC (universal product code) services. Our service bureau also licenses EDI software. The following table summarizes operating results for our service bureau for the three months ended October 31, 2003 and 2002:

                                                          Three Months Ended
                                                             October 31,
                                                      --------------------------
                                                         2003            2002
                                                      ---------        ---------
Revenue:
  Services                                            $ 307,651        $ 466,037
                                                      ---------        ---------

Expenses:
  Cost of services                                      203,901          202,074
  Product development and enhancement                    34,249           30,181
  Selling and marketing                                  18,450           35,194
  General and administrative                             81,985          115,317
                                                      ---------        ---------
                                                        338,585          382,766
                                                      ---------        ---------

  Operating income (loss)                               (30,934)          83,271
                                                      ---------        ---------
  Other income, net                                          --               --
                                                      ---------        ---------

  Net loss                                            $ (30,934)       $  83,271
                                                      =========        =========

       Revenue - Service Bureau - Revenue related to our service bureau was 10% of our consolidated revenue in the 2004 Quarter compared to 15% of our consolidated revenue for the 2003 Quarter. The service bureau's revenue was primarily generated from services performed, customer support and licensing fees. The decrease in revenue in 2004 Quarter from the 2003 Quarter of $158,000 or 34% was primarily the result of a decrease its EDI service business attributable to a slow economy.

INTERNET COMMERCE CORPORATION


       Cost of services - Service Bureau - Total cost of services relating to our service bureau was 66% of revenue derived from the service bureau in the 2004 Quarter compared to 43% in the 2003 Quarter. Cost of services related to our service bureau consists primarily of salaries and employee benefits and rent. Cost of services relating to our service bureau were essentially the same in the 2004 Quarter as in the 2003 Quarter due to maintaining the same level of employees and due to fixed costs.

      Product development and enhancement - Service Bureau - Product development and enhancement costs consist primarily of salaries and employee benefits. Product development and enhancement costs incurred by our service bureau were essentially the same in the 2004 Quarter compared to the 2003 Quarter.

      Selling and marketing - Service Bureau - Selling and marketing expenses relating to our service bureau consist primarily of salaries and employee benefits. The decrease of $17,000 in the 2004 Quarter from the 2003 Quarter was primarily due to a decrease in salaries and benefits of $14,000 in the 2004 Quarter from the 2003 Quarter due to a reduction of staffing of one person and a reduction in sales commissions.

       General and administrative - Service Bureau - General and administrative expenses relating to our service bureau consist primarily of salaries and employee benefits, depreciation, rent, telephone and office expenses. The decrease in general and administrative expenses of $33,000 in the 2004 Quarter from the 2003 Quarter is primarily attributable to a decrease in Service Bureau salaries and employee benefits of $67,000 due to a reduction in personnel to 1 at the end of the 2004 Quarter from 4 at the end of the 2003 Quarter. Additionally, depreciation expense decreased $12,000 in the 2004 Quarter from the 2003 Quarter primarily as a result of fewer assets being acquired and more assets becoming fully depreciated resulting in a lower depreciable base. These decreases were offset by an increase of $45,000 in general and administrative support staff salary and benefits allocated by ICC.NET to the Service Bureau segment in the 2004 Quarter. See "General and administrative - ICC.NET" above for a discussion of the allocation of general and administrative expenses among segments.

Results of Operations - Professional Services

      Our Professional Services segment provides comprehensive business-to-business electronic commerce solutions including electronic commerce infrastructure solutions. Our Professional Services segment also conducts a series of product-independent one-day EDI seminars for electronic commerce users. The following table summarizes operating results for our professional services for the three months ended October 31, 2003 and 2002:

                                                        Three Months Ended
                                                            October 31,
                                                    ---------------------------
                                                       2003             2002
                                                    ---------         ---------
Revenue:
  Services                                          $ 355,162         $ 464,658
                                                    ---------         ---------

Expenses:
  Cost of services                                    353,741           420,045
  Selling and marketing                                33,000            44,022
  General and administrative                           64,849            77,557
                                                    ---------         ---------
                                                      451,590           541,624
                                                    ---------         ---------

  Operating loss                                      (96,428)          (79,966)

  Other income (expense), net                          (2,594)           (3,858)
                                                    ---------         ---------

  Net loss                                          $ (99,022)        $ (80,824)
                                                    =========         =========


      Revenue - Professional Services - Revenue related to professional services was 11% of our consolidated revenue in the 2004 Quarter compared to 15% in the 2003 Quarter. Revenue generated from professional services consists of consulting and educational services. As a result of the slow economy, which has resulted in a decrease in capital expenditures for information technology and related services, revenue from all of our professional services decreased $109,000 or 23% in the 2004 Quarter from the 2003 Quarter. This decrease is primarily due to a decrease in EDI educational services of $100,000 in the 2004 Quarter from the 2003 Quarter.

INTERNET COMMERCE CORPORATION


      Cost of services - Professional Services - Cost of services relating to professional services was 100% of revenue derived from professional services in the 2004 Quarter, compared to 90% of revenue in the 2003 Quarter. Cost of services related to our professional services consists primarily of salaries and employee benefits and contract labor. Cost of services related to professional services decreased $66,000 in the 2004 Quarter from the 2003 Quarter. Salaries and benefits and contract labor decreased $51,000 in the 2004 Quarter from the 2003 Quarter due primarily to a decrease in the number of employees to 8 at the end of the 2004 Quarter from 12 at the end of the 2003 Quarter.

      Selling and marketing - Professional Services - Selling and marketing expenses relating to our professional services have historically consisted primarily of salaries and employee benefits. Selling and marketing expenses related to our professional services decreased by $11,000 in the 2004 Quarter from the 2003 Quarter. The allocation of selling and marketing expense in the 2004 Quarter was $33,000. See "Selling and marketing - ICC.NET" above for a discussion of the allocation of selling and marketing expenses among segments.

       General and administrative - Professional Services - General and administrative expenses supporting our professional services consist primarily of salaries and employee benefits, rent, depreciation, amortization and telephone charges. General and administrative costs supporting our professional services decreased $13,000 in the 2004 Quarter from the 2003 Quarter. Allocation of expenses to ICC.NET from professional services increased $58,000 in the 2004 Quarter from the 2003 Quarter to reflect costs incurred relating to ICC.NET personnel working in the professional services facilities. Depreciation expense decreased $21,000 in the 2004 Quarter from the 2003 Quarter due to allocation of depreciation expenses to departments not in the general and administrative category in the 2004 Quarter. These decreases were offset by allocation of $33,000 of general and administrative expenses from ICC.NET in the 2004 Quarter compared to none in the 2003 Quarter. See "General and administrative - ICC.NET" above for a discussion of the allocation of general and administrative expenses among segments. In addition, salaries and benefits increased by $28,000 in the 2004 Quarter from the 2003 Quarter due to an increase in the number of employees to 6 at the end of the 2004 Quarter from 5 at the end of the 2003 Quarter.

Liquidity and Capital Resources

      Our principal sources of liquidity, which consist of cash and cash equivalents and marketable securities, decreased to $1,198,000 as of October 31, 2003 from $2,375,000 as of July 31, 2003. We believe these resources, combined with an accounts receivable financing agreement executed on May 30, 2003 with Silicon Valley Bank, will provide us with sufficient liquidity to continue in operation through July 31, 2004.

      Competitive or other factors described under the heading "Risk Factors" included in our annual report on Form 10-K for the year ended July 31, 2003 may prevent us from achieving positive cash flow from operations, and, therefore, we may need to undertake additional cost reduction activities or raise additional capital. There can be no assurance that additional capital, if required, will be available to us on reasonable terms or at all.

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

INTERNET COMMERCE CORPORATION


      In the 2003 Private Placement the Company sold 1,682, 683 shares of class A common stock and warrants to purchase 1,346,140 of class A common stock providing gross proceeds of approximately $1,835,000 and 250 shares of series D convertible redeemable preferred stock ("series D preferred) and warrants to purchase 153,845 shares of class A common stock for $250,000. All warrants are immediately exercisable and have an exercise price of $1.47 per share. The warrants are exercisable until the fifth anniversary of the date of issuance. In addition, the warrants are redeemable at the Company's option, if the closing bid price of the Company's class A common exceeds 200% of the exercise price of the warrants for 30 consecutive trading days. The redemption price is $0.10 per share for each share issuable under the warrants.

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

      Approximately 21%, or $432,000, of the gross proceeds from the 2003 Private Placement was received from directors and officers and entities with which the Company's directors are affiliated.

      On May 30, 2003, the Company executed an Accounts Receivable Financing Agreement ("Financing Agreement") with Silicon Valley Bank ("Bank") with a term of one year. Under the Financing Agreement, the Company may borrow, subject to certain conditions, up to 80% of its outstanding accounts receivable up to a maximum of $2,000,000. The applicable interest rate is the prime rate plus .35% plus a collateral handling fee equal to .20% on the average daily outstanding receivable balance, and interest is payable monthly. The Bank has been granted a security interest in substantially all of the Company's assets. In connection with the Financing Agreement, the Company issued the bank warrants to purchase 40,000 shares of the Company's class A common stock. The warrants are immediately exercisable at an exercise price of $1.39, equal to the fair market value of the Company's class A common stock on the date of closing of the Financing Agreement. The warrants are exercisable for a seven-year period. The fair value of the warrants in the amount of approximately $34,000 will be amortized to interest expense over the term of the Financing Agreement. During the quarter ended October 31, 2003 the Company recorded interest expense in the amount of approximately $8,600 for the amortization of the fair value of the warrants. On October 22, 2003, the Company and Silicon Valley Bank amended the Financing Agreement to extend the term of the agreement to August 31, 2004. At October 31, 2003, there were no amounts outstanding under the financing arrangement.

      We have a net operating loss carryforward of approximately $75 million to offset future taxable income for federal income tax purposes. The utilization of the loss carryforward to reduce any such future income taxes will depend on our ability to generate sufficient taxable income prior to the expiration of the net operating loss

INTERNET COMMERCE CORPORATION


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

Consolidated Working Capital

      Consolidated working capital decreased to $1,116,000 at October 31, 2003 from $1,700,000 at July 31, 2003. This decrease is due to a $473,000 decrease in accounts payable and accrued expense coupled with a $198,000 increase in accounts receivable primarily attributable to slower collections, as well as continued operating losses during the 2004 Quarter. Our cash and marketable securities decreased $1,177,000 at October 31, 2003 compared to July 31, 2003.

Analysis of Cash Flows

      Cash used in operating activities was $1,103,000 in the 2004 Quarter compared to $450,000 provided by operating activities in the 2003 Quarter. The decrease in the 2004 Quarter is primarily the result of a decrease in accounts payable and accrued expense of $511,000 coupled with an increase in accounts receivable of $213,000 and operating losses. The cost provided by operating activities during the 2003 Quarter was primarily the result of a decrease in accounts receivable due to the collection of $1,500,000 from Triaton in October 2002, partially offset by a decrease in accrued expense of $397,000

       Cash used in investing activities increased to $47,000 in the 2004 Quarter from $34,000 provided by investing activities in the 2003 Quarter. Expenditures of $46,000 in the 2004 Quarter were primarily the result of purchases of property and equipment. Cash provided by investing activities in the 2003 Quarter was primarily the result of $55,000 of proceeds from the sale of marketable securities, partially offset by investments in capitalized software in the amount of $16,000.

      Cash used in financing activities was $36,000 in the 2004 Quarter compared to $60,000 in the 2003 Quarter. Cash used in financing activities in the both the 2004 and 2003 Quarters represent payments of capital leases obligations.

INTERNET COMMERCE CORPORATION


Recent Accounting Pronouncements

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

   In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others" which elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of Interpretation No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company has provided information regarding commitments and contingencies relating to guarantees in
   Note 10. The adoption of this standard did not have a significant impact on the consolidated financial position or results of operations.

   In November 2002, the Emerging Issues Task Force of the FASB ("EITF") reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which the vendor will perform multiple revenue generating activities. The EITF was effective for revenue arrangements entered into in fiscal years and interim periods beginning after June 15, 2003. The adoption of this consensus, effective August 1, 2003, did not have a significant impact on the Company's consolidated financial position or results of operations.

   In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123" ("SFAS 148"). SFAS 148 amends SFAS 123, "Accounting for Stock-Based Compensation" to provide alternative methods to account for the transition from the intrinsic value method of recognition of stock-based employee compensation in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" to the fair value recognition provisions under SFAS 123. SFAS 148 provides two additional methods of transition and will no longer permit the SFAS 123 prospective method to be used for fiscal years beginning after December 15, 2003. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the pro-forma effects had the fair value recognition provisions of SFAS 123 been used for all periods presented. The adoption of SFAS 148 did not have a significant impact on the Company's consolidated financial position and results of operations.

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

INTERNET COMMERCE CORPORATION


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

Item 4: Controls and Procedures

      Our management, including our chief executive officer and chief financial officer, have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of October 31, 2003, pursuant to Exchange Act Rules 13a-15(e) and 15(d)-15(e). Based upon that evaluation, our chief executive officer and chief financial officer have concluded that as of such date, our disclosure controls and procedures in place are adequate to ensure material information and other information requiring disclosure is identified and communicated on a timely basis.

INTERNET COMMERCE CORPORATION


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

      31.1 Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

      31.2 Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

      32.1 Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      32.2 Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)   Reports on Form 8-K

      1. Current Report on Form 8-K dated October 29, 2003 (Item 5 and 9).

                                   SIGNATURES
                                   ----------


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  December 15, 2003

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