Form 10-Q
period 2004-01-31
INTERNET COMMERCE CORP
filed 2004-03-16
CIK 894738

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                                  -------------


|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended January 31, 2004


|_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____ to ____



                          Commission File No. 000-24996

                          INTERNET COMMERCE CORPORATION
             (Exact name of registrant as specified in its charter)

                                                                13-3645702
         Delaware                                            (I.R.S. Employer
 (State of incorporation)                                 Identification Number)

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

As of March 11, 2004 the registrant had outstanding 14,241,467 shares of Class A Common Stock.

                          INTERNET COMMERCE CORPORATION


                               INDEX TO FORM 10-Q

                                                                           PAGE
                                                                           ----

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

   Consolidated balance sheets as of January 31, 2004 (unaudited) and
   July 31, 2003........................................................     3

   Consolidated statements of operations and comprehensive loss for the three and six months ended January 31, 2004 (unaudited) and
   January 31, 2003 (unaudited).........................................     4

   Consolidated statements of cash flows for the six months ended January
   31, 2004 (unaudited) and January 31, 2003 (unaudited)................     5

   Notes to consolidated financial statements (unaudited)...............     6

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations.......................................     18

Item 3. Quantitative and Qualitative Disclosures About Market Risk......     36

Item 4  Controls and Procedures.........................................     36

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings..............................................     37

Item 2.  Changes in Securities and Use of Proceeds......................     37

Item 3.  Defaults Upon Senior Securities................................     37

Item 4.  Submission of Matters to a Vote of Security Holders ...........     37

Item 5.  Other Information..............................................     37

Item 6.  Exhibits and Reports on Form 8-K ..............................     37

SIGNATURES

CERTIFICATIONS

INTERNET COMMERCE CORPORATION


Consolidated Balance Sheets

                                                           January 31,        July 31,
                                                              2004             2003
                                                           -----------      -----------
                                                           (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                              $    889,774     $  2,283,339
  Marketable securities                                             -           91,941
  Accounts receivable, net of allowance for doubtful
    accounts of $235,165 and $220,281, respectively         1,777,565        1,732,890
  Prepaid expenses and other current assets                   342,798          295,474
                                                           -----------      -----------
    Total current assets                                    3,010,137        4,403,644

Restricted cash                                               117,037          128,607
Property and equipment, net                                   381,500          556,812
Software development costs, net                                44,651          127,841
Goodwill                                                    1,211,925        1,211,925
Other intangible assets, net                                1,673,000        2,151,000
Other assets                                                   14,236           18,507
                                                           -----------      -----------
    Total assets                                         $  6,452,486     $  8,598,336
                                                           ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                       $    554,376     $    918,337
  Accrued expenses                                            947,069        1,178,880
  Accrued dividends - preferred stock                          33,880          231,726
  Short-term debt                                             533,615             -
  Deferred revenue                                             53,181           96,952
  Capital lease obligation                                    116,465          148,189
  Other liabilities                                            63,573          129,985
                                                           -----------      -----------
          Total current liabilities                         2,302,159        2,704,069

Capital lease obligation - less current portion                13,900           46,120
Other non-current liabilities                                    -               8,011
                                                           -----------      -----------
          Total liabilities                                 2,316,059        2,758,200
                                                           -----------      -----------

Commitments and contingencies

Stockholders' Equity:
Preferred stock - 5,000,000 shares authorized,
     including 10,000 shares of series A, 10,000
     shares of series C, 250 shares of series D
     and 175 shares of series S:
  Series A preferred stock - par value $.01 per
     share, none issued and outstanding                          -                -
  Series C preferred stock - par value $.01 per
     share, 44.76 votes per share; 10,000 shares
     issued and outstanding (liquidation value of
     $10,033,880)                                                 100              100
  Series D preferred stock - par value $.01 per share,
     769 votes per share; 250 shares issued and
     outstanding (liquidation value of $250,000)                    3                3
Common stock:
  Class A - par value $.01 per share, 40,000,000
     shares authorized, one vote per share;
     14,210,955 and 13,797,566 shares issued and
     outstanding, respectively                                142,109          137,976
Additional paid-in capital                                 88,128,080       87,489,583
Accumulated deficit                                       (84,133,865)     (81,813,191)
Accumulated other comprehensive income                              -           25,665
                                                           -----------      -----------
          Total stockholders' equity                        4,136,427        5,840,136
                                                           -----------      -----------

          Total liabilities and stockholders' equity     $  6,452,486     $  8,598,336
                                                           ===========      ===========

                  See notes to consolidated financial statements.

INTERNET COMMERCE CORPORATION

Consolidated Statements of Operations and Comprehensive Loss (unaudited)

                                                             Three Months Ended                    Six Months Ended
                                                                January 31,                           January 31,
                                                      --------------------------------------------------------------------
                                                         2004               2003                2004              2003
                                                      ------------      ------------        ------------      ------------
Revenue:
  Services                                            $  2,755,732      $  2,837,406        $  5,859,084      $  5,887,182
                                                      ------------      ------------        ------------      ------------

Expenses:
Cost of services administrative
  (excluding non-cash compensation of
  $19,070 for the three and six months
  ended January 31, 2004)                                1,750,986         1,929,013           3,611,295         3,807,538
Impairment of capitalized software                          44,983              --                44,983              --
Impairment of software inventory                              --             248,077                --             248,077
Product development and enhancement
  (excluding non-cash compensation of
  $111,640 for the three and six months
  ended January 31, 2004)                                  226,790           295,388             452,004           555,788
Selling and marketing (excluding
  non-cash compensation of $75,415
  for the three and six months ended
  January 31, 2004)                                        811,896           822,088           1,637,577         1,585,617
General and administrative (excluding
  non-cash compensation of  $267,019 and
  $319,961 for the three and six months
  ended January 31, 2004 respectively, and
  of $10,416 for the three and six months
  ended January 31, 2003)                                1,004,628         1,095,347           1,950,013         2,205,488
Non-cash charges for stock-based
  compensation and services                                473,144            10,416             526,087            10,416
                                                      ------------      ------------        ------------      ------------

                                                         4,312,427         4,400,329           8,221,959         8,412,924
                                                      ------------      ------------        ------------      ------------

Operating loss                                          (1,556,695)       (1,562,923)         (2,362,875)       (2,525,742)
                                                      ------------      ------------        ------------      ------------

Other income and (expense):
  Interest and investment income                            68,381             3,895              69,239             9,189
  Investment loss                                             --                --                  --             (19,072)
  Interest expense                                         (14,613)           (9,618)            (27,038)          (14,287)
  Impairment of marketable securities                         --            (317,924)               --            (317,924)
                                                      ------------      ------------        ------------      ------------
                                                            53,768          (323,647)             42,201          (342,094)
                                                      ------------      ------------        ------------      ------------

Net loss                                              $ (1,502,927)       (1,886,570)         (2,320,674)       (2,867,836)

Dividends on preferred stock                              (101,593)         (101,647)           (202,154)         (202,190)
                                                      ------------      ------------        ------------      ------------

Loss attributable to common stockholders              $ (1,604,520)     $ (1,988,217)         (2,522,828)     $ (3,070,026)
                                                      ============      ============        ============      ============

Basic and diluted loss per common share               $      (0.12)     $      (0.17)              (0.18)     $      (0.26)

Weighted average number of common shares
  outstanding - basic and diluted                       13,816,359        11,708,051          13,807,015        11,735,835
                                                      ============      ============        ============      ============
COMPREHENSIVE LOSS:
Net loss                                              $ (1,502,927)     $ (1,886,570)         (2,320,674)     $ (2,867,836)
Other comprehensive income:
Unrealized gain (loss) - marketable securities              33,146              (519)             42,169            12,965
Reclassification for impairment of marketable
  securities                                                    --           317,924                --             317,924
Reclassification of unrealized gain on
  marketable securities                                    (67,834)               --             (67,834)               --
                                                      ------------      ------------        ------------      ------------
Comprehensive loss                                    $ (1,537,615)     $ (1,569,165)       $ (2,346,339)     $ (2,536,947)
                                                      ============      ============        ============      ============


                 See notes to consolidated financial statements.

INTERNET COMMERCE CORPORATION


Consolidated Statements of Cash Flows (unaudited)

                                                              Six Months Ended January 31,
                                                             -----------------------------
                                                                 2004             2003
                                                             -----------       -----------

Cash flows from operating activities:
 Net loss                                                    $(2,320,674)      $(2,867,836)
 Adjustments to reconcile net loss to net cash
   (used in) provided by operating activities:
      Depreciation and amortization                              766,589           874,062
      Bad debt expense                                            29,369            67,795
      Non-cash interest expense                                   17,210              --
      Realized (gain) loss on sale of marketable
        securities                                               (67,834)           19,072
       Impairment of capitalized software                         44,983              --
       Impairment of marketable securities                          --             317,924
      Non-cash charges for equity instruments
       issued for compensation and services
       Changes in:                                               526,086            10,416
          Accounts receivable                                    (74,044)        1,484,908
          Prepaid expenses and other assets                        3,389           319,189
          Accounts payable                                      (387,347)         (318,858)
          Accrued expenses                                      (341,812)         (553,342)
          Deferred revenue                                       (43,771)          (17,172)
          Other liabilities                                      (74,422)          (71,354)
                                                             -----------       -----------

          Net cash used in operating activities               (1,922,278)         (735,196)
                                                             -----------       -----------

Cash flows from investing activities:
   Capitalization of software development costs                     --             (16,333)
   Purchases of property and equipment                           (75,068)          (43,681)
   Proceeds from sales of marketable securities                  134,110            55,494
                                                             -----------       -----------

     Net cash provided by (used in)
        investing activities                                      59,042            (4,520)
                                                             -----------       -----------

Cash flows from financing activities:
   Borrowings under accounts receivable
     financing agreement                                         864,156              --
   Repayment of borrowings under accounts
     receivable financing agreement                             (330,541)             --
   Payments of capital lease obligations                         (63,943)         (102,125)
                                                             -----------       -----------

     Net cash (used in) provided by
         financing activities                                    469,672          (102,125)

Net decrease in cash and cash equivalents                     (1,393,564)         (841,841)

Cash and cash equivalents, beginning of period                 2,283,339         2,087,915
                                                             -----------       -----------
Cash and cash equivalents, end of period                     $   889,775       $ 1,246,074
                                                             ===========       ===========

Supplemental disclosure of cash flow information:
     Cash paid for interest during the period                $     7,830       $     9,528
Noncash investing and financing activities:
      Issuance of common stock for dividends on
       preferred stock                                           340,000           400,000


                 See notes to consolidated financial statements.

INTERNET COMMERCE CORPORATION


1.    BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements of Internet Commerce Corporation (the "Company" or "ICC") have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information. In the opinion of management, such statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. Pursuant to the requirements of the Securities and Exchange Commission (the "SEC") applicable to Quarterly Reports on Form 10-Q, the accompanying financial statements do not include all the disclosures required by GAAP for annual financial statements. While the Company believes that the disclosures presented are adequate to make the information not misleading, these unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended July 31, 2003. Operating results for the three and six-month periods ended January 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2004.

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

      The Company has the capability to facilitate the development and operation of comprehensive business-to-business electronic commerce solutions. The Company's professional services segment specializes in electronic commerce solutions involving EDI and EAI (Enterprise Application Integration) by providing mission critical electronic commerce consulting, electronic commerce software, outsourced electronic commerce services and technical resource management

      As of January 31, 2004, ICC had unrestricted cash and cash equivalents of approximately $890,000. These resources together with the available borrowing capacity under the Company's Accounts Receivable Financing Agreement are expected to provide the Company with sufficient liquidity to continue in operation through July 31, 2004. However, if expenses increase more than anticipated, or revenue does not increase as anticipated because of competitive or other reasons, cash resources may not be sufficient and the Company will require additional financing. There can be no assurances that any financing will be available or that the terms will be acceptable to the Company.

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

INTERNET COMMERCE CORPORATION

      The Company also provides a broad range of professional services consisting primarily of EDI and electronic commerce consulting, EDI education and training at seminars throughout the United States. Revenue from EDI and electronic commerce consulting and education and training are recognized when the services are provided. The Company discontinued its EDI education and training seminars in January 2004. Revenues from our EDI education and training seminars were immaterial in all periods presented.

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

      Deferred revenue:

      Deferred revenue is comprised of deferrals for subscription fees, professional services, license fees, and maintenance associated with contracts for which amounts have been received in advance of services to be performed or prior to the shipment of software.

      Stock-based Compensation:

      In January 2004, the Company adopted the fair value provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 established a fair-value-based method of accounting for stock-based compensation plans. Pursuant to the transition provisions of SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" (SFAS 148), the Company has elected the prospective method and will apply the fair value method of accounting to all equity instruments issued to employees on or after August 1, 2003. The fair value method is not applied to stock option awards granted in fiscal years prior to 2004. Such awards will continue to be accounted for under the intrinsic value method pursuant to Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB25"), except to the extent that prior years' awards are modified subsequent to August 1, 2003. Option awards grant prior to August 1, 2003 that have not been modified or settled continue to be accounted for under the intrinsic value method of APB 25. Therefore, the cost related to stock-based employee compensation included in the determination of the net loss for 2004 is less than that which would have been recognized if the fair value based method had been applied to all awards since their date of grant. The following table illustrates the effect on net loss and net loss per common share if the fair value based method had been applied to all outstanding and unvested awards in each period.

INTERNET COMMERCE CORPORATION

                                                      Three Months Ended                Six Months Ended
                                                          January 31,                      January 31,
                                                 ------------------------------    ------------------------------
                                                    2004              2003            2004              2003
                                                 ------------      -----------     -----------      -------------
Net loss, as reported                            $(1,502,927)      $(1,886,570)    $(2,320,674)     $  (2,867,836)
Add:  Stock-based employee
  compensation expense included in
  reported net loss, net of related
  tax effects                                        473,144            10,416         526,086             10,416
Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all awards,
net of related tax effects                          (565,460)       (1,815,841)       (808,222)        (3,588,579)
                                                 -----------       -----------     -----------      -------------
Pro forma net loss                               $(1,595,243)      $(3,691,995)    $(2,602,810)     $  (6,445,999)
                                                 ===========       ===========     ===========      =============
Basic and diluted loss per common share:
  As reported                                    $     (0.12)      $     (0.17)    $     (0.18)     $       (0.26)
                                                       ======            ======          ======             ======
  Pro forma                                      $     (0.12)      $     (0.32)    $     (0.20)     $       (0.57)
                                                       ======            ======          ======             ======



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

      In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others" which elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of Interpretation No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company has provided information regarding commitments and contingencies relating to guarantees in Note 9. The adoption of this standard did not have a significant impact on the consolidated financial position or results of operations.

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

      In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123" ("SFAS 148"). SFAS 148 amends SFAS 123, "Accounting for Stock-Based Compensation" to provide alternative methods to account for the transition from the intrinsic value method of recognition of stock-based employee compensation in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" to the fair value recognition provisions under SFAS
      123. SFAS 148 provides two additional methods of transition and will no longer permit the SFAS 123 prospective method to be used for fiscal years beginning after December 15, 2003. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the pro-forma effects had the fair value recognition provisions of SFAS 123 been used for all periods presented. The adoption of SFAS 148 did not have a significant impact on the Company's consolidated financial position and results of operations. The Company adopted the fair-value recognition provisions of SFAS 123 in January 2004 (Note 6).

      In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("Interpretation No. 46") and in December 2003 issued FIN No. 46 (Revised) ("FIN 46R") to address certain FIN 46 implementation issues. FIN 46R also requires additional disclosures by primary beneficiaries and other significant variable interest holders. Interpretation No. 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Company adopted Interpretation No. 46 on January 31, 2003. The adoption of this standard did not have a significant impact on the Company's consolidated financial position or results of operations.

      In April 2003, the FASB issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"), which amends and clarifies accounting for derivative instruments and for hedging activities under SFAS 133. Specifically, SFAS 149 requires that contracts with comparable characteristics be accounted for similarly. Additionally, SFAS 149 clarifies the circumstances in which a contract with an initial net investment meets the characteristics of a derivative and when a derivative contains a financing component that requires special reporting in the statement of cash flows. This Statement is generally effective for contracts entered into or modified after June 30, 2003 and did not have a significant impact on the Company's consolidated financial position or results of operations.

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

INTERNET COMMERCE CORPORATION


4.    CONCENTRATION OF CREDIT RISK

      Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of accounts receivable. The Company believes that any credit risk associated with receivables is minimal due to the number and credit worthiness of its customers. Receivables are stated at estimated net realizable value, which approximates fair value. For the three and six-month periods ended January 31, 2004 and 2003, no single customer accounted for more than 10% of revenue. No single customer accounted for more than 10% of accounts receivable at July 31, 2003 or January 31, 2004.


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

      o Professional Services - this segment facilitates the development and operation of comprehensive business-to-business e-commerce solutions. Until January 2004 this segment also conducted a series of product-independent, one-day EDI seminars for e-commerce users. The Company discontinued offering seminars in January 2004. Revenues from these seminars were immaterial in all periods presented.

INTERNET COMMERCE CORPORATION

      The tables below summarizes information about operations and long-lived assets as of and for the three and six -month periods ended January 31, 2004 and 2003:


                                                                            Service           Professional
                                                         ICC.NET            Bureau              Services             Total
                                                         -------            ------              --------             -----

Three Months  - January 31, 2004
Revenues from external customers                       $ 2,205,062         $   271,543         $   279,127         $ 2,755,732
                                                       ===========         ===========         ===========         ===========
Operating loss                                         $(1,346,406)        $   (97,767)        $  (112,522)        $(1,556,695)

Other income (expense), net                                 56,065                --                (2,297)             53,768
                                                       -----------         -----------         -----------         -----------
Net loss                                               $(1,290,341)        $   (97,767)        $  (114,819)        $(1,502,927)
                                                       ===========         ===========         ===========         ===========
Supplemental segment information:

Amortization and depreciation                          $   351,044         $    13,289         $    16,452         $   380,785

Impairment of capitalized software                     $      --           $    44,983         $      --           $    44,983
Non-cash charges for stock-based
 compensation and services                             $   473,144         $      --           $      --           $   473,144



Six Months  - January 31, 2004
Revenues from external customers                       $ 4,645,601         $   579,194         $   634,289         $ 5,859,084
                                                       ===========         ===========         ===========         ===========
Operating loss                                         $(2,025,223)        $  (128,702)        $  (208,950)        $(2,362,875)

Other income (expense), net                                 47,092                --                (4,891)             42,201
                                                       -----------         -----------         -----------         -----------
Net loss                                               $(1,978,131)        $  (128,702)        $  (213,841)        $(2,320,674)
                                                       ===========         ===========         ===========         ===========
Supplemental segment information:

Amortization and depreciation                          $   705,391         $    26,577         $    34,621         $   766,589

Impairment of capitalized software                     $      --           $    44,983         $      --           $    44,983
Non-cash charges for stock-based
 compensation and services                             $   526,087         $      --           $      --           $   526,087



As of January 31, 2004
Property and Equipment, net                            $   219,807         $    27,641         $   134,052         $   381,500

Capitalized software, net                                     --                44,651                --                44,651

Acquired identified intangibles, net                     1,673,000                --                  --             1,673,000

Goodwill                                                    26,132           1,185,793                --             1,211,925
                                                       -----------         -----------         -----------         -----------
Long lived assets, net                                 $ 1,918,939         $ 1,258,085         $   134,052         $ 3,311,076
                                                       ===========         ===========         ===========         ===========

INTERNET COMMERCE CORPORATION


5.         BUSINESS SEGMENT INFORMATION (CONTINUED)

                                                                         Service            Professional
                                                      ICC.NET             Bureau             Services            Total
                                                      -------             ------             --------            -----

Three Months  - January 31, 2003
Revenues from external customers                     $ 2,043,829        $   389,858        $   403,719        $ 2,837,406
                                                     ===========        ===========        ===========        ===========
Operating loss (1)                                   $(1,117,195)       $   (38,789)       $  (406,939)       $(1,562,923)
Other income (expense), net                             (319,317)              --               (4,330)          (323,647)
                                                     -----------        -----------        -----------        -----------
Net loss                                             $(1,436,512)       $   (38,789)       $  (411,269)       $(1,886,570)
                                                     ===========        ===========        ===========        ===========
Supplemental segment information:
Amortization and depreciation                        $   375,806        $    30,645        $    27,827        $   434,278
Impairment of software inventory                     $      --          $      --          $   248,077        $   248,077
Impairment of marketable securities                  $   317,924        $      --          $      --          $   317,924
Non-cash charges for stock-based
  compensation and services                          $    10,416        $      --          $      --          $    10,416

Six Months  - January 31, 2003
Revenues from external customers                     $ 4,162,910        $   855,895        $   868,377        $ 5,887,182
                                                     ===========        ===========        ===========        ===========
       Operating income (loss) (1)                   $(2,086,319)       $    44,482        $  (483,905)       $(2,525,742)
       Other income (expense), net                      (333,906)              --               (8,188)          (342,094)
                                                     -----------        -----------        -----------        -----------
       Net income  (loss)                            $(2,420,225)       $    44,482        $  (492,093)       $(2,867,836)
                                                     ===========        ===========        ===========        ===========
Supplemental segment information:
Amortization and depreciation                            751,258             61,291             61,513            874,062
Impairment of software inventory                     $      --          $      --          $   248,077        $   248,077
Impairment of marketable securities                  $   317,924        $      --          $      --          $   317,924
Non-cash charges for stock-based compensation
  and services                                       $    10,416        $      --          $      --          $    10,416

As of  January 31, 2003
Property and Equipment, net                          $   410,007        $    57,960        $   361,001        $   828,968
Capitalized software, net                                   --              313,436               --              313,436
Acquired identified intangibles, net                   2,629,000               --                 --            2,629,000
Goodwill                                                  26,132          2,167,935               --            2,194,067
                                                     -----------        -----------        -----------        -----------
Long lived assets, net                               $ 3,065,139        $ 2,539,331        $   361,001        $ 5,965,471
                                                     ===========        ===========        ===========        ===========


(1) Commencing in the second fiscal quarter of 2003, certain costs for executive management, human resources, selling and marketing, accounting and finance have been allocated among segments based on the level of services performed for each segment. In an effort to operate more efficiently and to reduce costs, these functions were consolidated and are now performed by ICC.NET personnel. ICC.NET allocated a total of $111,000 of these costs to the Service Bureau and Professional Services segments in the amounts of $45,000 and $66,000, respectively, during the three and six-month periods.

INTERNET COMMERCE CORPORATION


6.    STOCKHOLDERS' EQUITY

      2003 Private Placement of Common Stock and Preferred Stock:

      During April and May 2003, the company completed a private placement of common stock, convertible preferred stock and warrants to purchase shares of common stock (the "2003 Private Placement") for aggregate gross proceeds of approximately $2,085,000.

      In the 2003 Private Placement the Company sold 1,682,683 shares of class A common stock and warrants to purchase 1,346,140 of class A common stock providing gross proceeds of approximately $1,835,000 and 250 shares of series D convertible redeemable preferred stock ("series D preferred") and warrants to purchase 153,845 shares of class A common stock for $250,000. All warrants are immediately exercisable and have an exercise price of $1.47 per share. The warrants are exercisable until the fifth anniversary of the date of issuance. In addition, the warrants are redeemable at the Company's option, if the closing bid price of the Company's class A common stock exceeds 200% of the exercise price of the warrants for 30 consecutive trading days. The redemption price is $0.10 per share for each share issuable under the warrants.

      The 250 shares of series D preferred are convertible into 192,307 shares of class A common stock. The allocation of the proceeds from the sale of the series D preferred between the fair value of the series D and the fair value of the detachable warrants resulted in a beneficial conversion feature in the amount of $106,730. The discount was immediately accreted and treated as a deemed dividend to the holder of the series D preferred, as all of the series D preferred stock was immediately convertible upon issuance.

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

      Subsequent to the completion of the Company's private placement described above, the Company determined that in order to comply with NASD Marketplace Rule 4350(i)(1)(A), the purchase price per share for the shares of class A common stock purchased by directors and officers in the private placement should be increased to market value, and on June 17, 2003 the directors and officers agreed to do so. As a result, two directors and three officers agreed to pay an additional $0.58 per share, or an aggregate of $85,502, for the shares of class A common stock they purchased in the private placement. In August of 2003 the Company paid bonuses of $40,000 to reimburse the officers for their additional $0.58 per share payment and in January 2004, at the request of the NASD, these officers returned to the Company an aggregate of 11,091 shares of class A common stock they purchased in the private placement in order to increase their purchase price to $1.45 per share without regard to the bonuses.

INTERNET COMMERCE CORPORATION

      Stock Based Compensation:

      On March 10, 2003, options and stock were awarded to a non-employee member of the board of directors as compensation for consulting services. This individual was awarded 20,000 shares of class A common stock, valued at $18,000, which was recorded as a non-cash charge for stock-based compensation in the quarter ended April 30, 2003. This individual was also granted options to purchase 100,000 shares of class A common stock. Options to purchase 60,000 shares at an exercise price of $1.00 per share vest six months from the date of issuance, and options to purchase 40,000 shares at an exercise price of $1.25 per share vest one year from the date of issuance. The options have a fair value of $67,000 of which $15,440 has been recorded as a non-cash stock-based compensation charge for services during the three months ended October 31, 2003. In November 2003, this individual surrendered the 100,000 options noted above to the Company with no additional compensation charge recorded.

      Each non-employee member of the board of directors receives annual compensation of $25,000 for his current term of office, payable quarterly, in class A common stock of the Company. The Company has recorded a compensation charge of $72,917 for the six months ended January 31, 2004.

      Stock Options Cancellation and Exchange:

      In January 2004, the Company implemented a voluntary stock option exchange program whereby the Company offered to exchange certain outstanding options to purchase shares of the Company's common stock held by eligible employees of the Company, with exercise prices per share greater than or equal to $11.50, for new options to purchase shares of the Company's common stock (the "Offer to Exchange"). Under the terms of the Offer to Exchange, the 26 participating employees agreed to cancel as of January 30, 2004 their existing options to purchase 823,500 shares of the Company's common stock and were granted options to purchase 494,100 shares of the Company's common stock with an exercise price of $1.25 per shares, the closing market price per share on January 20, 2004. Each new employee option was fully vested at the date of grant. Additionally, under the terms of the Offer to Exchange, two directors cancelled as of January 30, 2004 existing options to purchase 250,000 shares of the Company's common stock and were granted options to purchase 150,000 shares of the Company's common stock with an exercise price of $2.00 per share. The options granted to directors vest in 2 equal annual installments commencing one year after the date of grant. One director was eligible but declined to participate in the exchange and surrendered to the Company options to purchase 50,000 shares of common stock at an exercise price of $19 per share.

      Prior to August 1, 2003, the Company accounted for its employee stock options under the intrinsic value method of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation expense is reflected in the statement of operations for options granted to employees to purchase common stock granted with an exercise price equal to or greater that the market value of the underlying common stock on the date of grant. Effective August 1, 2003, the Company adopted the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation." The fair value method has been applied prospectively to all employee awards granted, modified, or settled after August 1, 2003. Option grants issued prior to August 1, 2003 that have not been modified or settled continue to be accounted for under the intrinsic value method of APB 25. During the three months ended January 31, 2004, the Company recorded $437,066, of which $383,038 is attributable to the voluntary stock option exchange program, for noncash charges for stock-based compensation and services as a result of the adoption of SFAS 123. The Company did not issue stock options during the first quarter of fiscal 2004. Therefore the Company has not restated its previously reported interim results for the quarter ended October 31, 2003.

INTERNET COMMERCE CORPORATION


7.    IMPAIRMENT OF SOFTWARE DEVELOPMENT COSTS, INVESTMENTS AND SOFTWARE
      INVENTORY

      In January 2004, the Company recorded an impairment charge of approximately $45,000 for previously capitalized software development costs related to a completed development project of its Service Bureau. The Company determined during the quarter ended January 31, 2004 that projected sales of this software were not sufficient to support its carrying value.

      In April 2003, the Company recorded an impairment charge of approximately $134,000 for previously capitalized software development costs related to an in-process software development project of its Service Bureau. The Company decided during the quarter ended April 30, 2003, not to complete this project due to unfavorable market conditions for the foreseeable future. In January 2003, the Company recorded an impairment charge of approximately $318,000 to write down available-for-sale marketable securities due to an other than temporary decline in value. Additionally, in January 2003, the Company recorded an impairment charge of approximately $248,000 for software inventory held by the Professional Services segment based on historical and projected sales, which indicated that its net carrying value was not recoverable. The Company had previously recorded an impairment charge of $100,000 for software inventory in July 2002. Such software inventory was classified as other current assets in the consolidated balance sheet. The Company's carrying value of inventory at January 31, 2004 is not significant.

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

      At January 31, 2004 and July 31, 2003, Other Intangible assets are comprised of the proprietary data mapping technology acquired in the acquisition of Research Triangle Commerce, Inc. in November 2000. The gross carrying value of the mapping technology was $4,780,000 at January 31, 2004 and July 31, 2003. Accumulated amortization relating to mapping technology was $3,107,000 and $2,629,000 at January 31, 2004 and July 31, 2003, respectively. The data mapping technology is being amortized over five years and amortization expense is recorded in cost of services.

      The Company did not have any indefinitely lived intangible assets that were not subject to amortization as of January 31, 2004 and July 31, 2003. The aggregate amortization expense for other intangible assets was

      $239,000 during each of the three-month periods ended January 31, 2004 and 2003 and $478,000 for each of the six-month periods ended January 31, 2004 and 2003.

      At January 31, 2004, estimated amortization expense for other intangible assets for the remaining life of those assets are as follows:

                  Year          Estimated Amortization Expense
                  2004                   $478,000
                  2005                   $956,000
                  2006                   $239,000

      There was no change in the carrying amount of goodwill for the three and six-month periods ended January 31, 2004.

      During the fourth quarter of fiscal 2003, the goodwill of the Service Bureau was tested for impairment due to a significant decline in revenues and operating income resulting primarily from the bankruptcy of its largest customer. An impairment loss of $982,142 was recognized as a result of this evaluation. The fair value of the Service Bureau reporting unit was estimated using the net present value of expected future cash flows.

      As of August 1, 2003, the Company performed its annual test for impairment on the carrying value of goodwill of its ICC.NET and Service Bureau reporting units. The Company concluded that no impairment existed at that date.

9.    GUARANTEES AND INDEMNIFICATIONS

      As part of its standard license agreements, the Company agrees to indemnify its customers against liability if the Company's products infringe a third party's intellectual property rights. Historically, the Company has not incurred any significant costs related to performance under these indemnities. As of January 31, 2004, the Company was not subject to any litigation alleging that the Company's products infringe the intellectual property rights of any third parties.

10.   ACCOUNTS RECEIVABLE FINANCING AGREEMENT

      On May 30, 2003, the Company executed an Accounts Receivable Financing Agreement ("Financing Agreement") with Silicon Valley Bank ("Bank") with a term of 1 year. Under the Financing Agreement, the Company may borrow, subject to certain conditions, up to 80% of its outstanding accounts receivable up to a maximum of $2,000,000. Interest accrues at the prime rate plus .35% plus a collateral handling fee equal to .20% on the average daily outstanding financed receivable balance. Interest is payable monthly. The Financing Agreement contains certain restrictive covenants that are customary for a commercial transaction of this type, including, without limitation, restrictions on the disposition or encumbrance of the collateral pledged to the Bank, restrictions on incurring additional indebtedness and restrictions on the payment of dividends and the redemption or repurchase of any capital stock. In addition, the Company is required to maintain at all times a ratio of Quick Assets (i.e., consolidated, unrestricted cash, cash equivalents, net accounts receivable and investments with maturities of fewer than 12 months determined according to GAAP) to Current Liabilities (i.e., all obligations and liabilities of the Company to Bank, plus, without duplication, the aggregate amount of the Company's total liabilities which mature within one (1) year) minus Deferred Revenue (i.e., all amounts received in advance of performance under contracts and not yet recognized as revenue) of at least 1.10 to 1.0. The Bank has been granted a security interest in substantially all of the Company's assets. In connection with the Financing Agreement, the Company issued the bank warrants to purchase 40,000 shares of the Company's class A common stock. The warrants are immediately exercisable at an exercise price of $1.39, equal to the fair market value of the Company's class A common stock at the date of closing of the Financing Agreement. The warrants are exercisable for a seven-year period. The fair value of the warrants in the amount of approximately $34,000 is being amortized to interest expense over the term of the Financing Agreement. During the three and six-month periods ended January 31, 2004, the Company recorded interest expense in the amount of approximately $8,600 and $17,200, respectively, for the amortization of the fair value of the warrants. On October 22, 2003, the Company and Silicon Valley Bank amended the Financing Agreement to extend the term of the agreement to August 31, 2004. At January 31, 2004, there was approximately $534,000 outstanding under the financing arrangement.

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

      Our ICC.NET service, the Company's global Internet-based value added network or VAN, uses the Internet and our proprietary technology to deliver our customers' documents and data files to members of their trading communities, many of which may have incompatible systems, by translating the documents and data files into any format required by the receiver. We believe that our ICC.NET service has significant advantages over traditional VANs as well as email-based and other Internet-based software systems, because our service is provided at a low cost, with greater transmission speed that is nearly real-time and offers more features. Our Service Bureau manages and translates the data of small and mid-sized companies that exchange EDI data with large companies that require that data be transmitted to them electronically. The Service Bureau delivers business-to-business EDI standards-based documents for companies that do not have EDI departments. Our Professional Services segment facilitates the development and operations of comprehensive business-to-business e-commerce solutions. Professional Services assists its clients to conduct business electronically through a continuum of services including eConsulting, data transformation mapping (EDI, EAI, XML) and internetworking.

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

      We rely on many of our competitors to interconnect, at reasonable cost, with our service and have interconnection arrangements with more than 65 business-to-business networks for the benefit of our customers. We believe that these arrangements, will satisfy the business requirements of our existing customers.

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

INTERNET COMMERCE CORPORATION


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

      The Company also provides a broad range of professional services consisting primarily of EDI and electronic commerce consulting, EDI education and training at seminars throughout the United States. Revenue from EDI and electronic commerce consulting and education and training are recognized when the services are provided. The Company discontinued its EDI educational training services in January 2004. Revenues from our EDI education and training seminars were immaterial in all periods presented.

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

INTERNET COMMERCE CORPORATION


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

      Stock-based compensation: In January 2004, the Company adopted the fair value provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). SFAS 123 established a fair-value-based method of accounting for stock-based compensation plans. Pursuant to the transition provisions of SFAS 148, "Accounting for Stock Based Compensation - Transition and Disclosure" (SFAS 148), the Company has elected the prospective method and will apply the fair value method of accounting to all equity instruments issued to employees on or after August 1, 2003. The fair value method is not applied to stock option awards granted in fiscal years prior to 2004. Such awards will continue to be accounted for under the intrinsic value method pursuant to Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB25), except to the extent that prior years' awards are modified subsequent to August 1, 2003. Option grants issued prior to August 1, 2003 that have not been modified or settled continue to be accounted for under the intrinsic value method of APB 25. Therefore, the cost related to stock-based employee compensation included in the determination of the net loss for 2004 is less than that which would have been recognized if the fair value based method had been applied to all awards since their date of grant.

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

      Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the

INTERNET COMMERCE CORPORATION


financial statements and reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates. The following discussion reviews items incorporated in our financial statements during the three and six month periods ended January 31, 2004 and 2003 or as of January 31, 2004 and July 31, 2003 that required the use of significant management estimates.

      As discussed above, in January 2004 the Company adopted the fair value provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). As a result of adoption of SFAS 123, we recorded and additional charge to noncash charges for stock based compensation and services of approximately $437,066 for the three months ended January 31, 2004. The Black-Scholes option-pricing model was used to determine the estimated fair value of stock options issued and modified during the three month period. The use of this model required management to make certain estimates for values of variables used by the model. Management estimated the values for stock price volatility, the expected life of the equity instruments and the risk free rate based on information that was available to management at the time the Black-Scholes option-pricing calculations were performed.

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

      On May 30, 2003, the Company executed an Accounts Receivable Financing Agreement ("Financing Agreement") with Silicon Valley Bank ("Bank") with a term of 1 year. On October 22, 2003, the Company and Silicon Valley Bank amended the Financing Agreement to extend the term of the agreement to August 31, 2004. In connection with the Financing Agreement, the Company issued the Bank warrants to purchase 40,000 shares of the Company's class A common stock. The warrants are immediately exercisable at an exercise price of $1.39 per share, equal to the fair market value of the Company's class A common stock on the date of closing of the Financing Agreement. The warrants are exercisable for a seven-year period. The value of the warrants in the amount of $34,000 is being amortized over the life of the Financing Agreement. At January 31, 2004, there was approximately $534,000 outstanding under the financing arrangement.

      On March 10, 2003, the Company issued options to purchase 100,000 shares of class A common stock to a non-employee member of the board of directors as compensation for consulting services. The estimated fair value of the options was determined by management to be $42,000. In November 2003, this individual surrendered his 100,000 options noted above to the Company with no additional compensation charge recorded.

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

INTERNET COMMERCE CORPORATION


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

      During the fourth quarter of fiscal 2003, the goodwill of the Service Bureau was tested for impairment due to a significant decline in revenues and operating income resulting primarily from the bankruptcy of its largest customer. The fair value of the Service Bureau reporting unit was estimated using the net present value of expected future cash flows. An impairment of goodwill in the amount of approximately $982,000 was recorded during the year ended July 31, 2003.

Three Months Ended January 31, 2004 Compared with Three Months Ended January 31, 2003.

Results of Operations - Consolidated

      The following table reflects consolidated operating data by reported segments. All significant intersegment activity has been eliminated. Accordingly, the segment results below exclude the effect of transactions with our subsidiary.


                                                      Three Months Ended
                                                         January 31,
                                               -------------------------------
Consolidated net loss:                             2004                 2003
                                               -----------          -----------

ICC.NET                                        $(1,290,341)         $(1,436,512)
Service Bureau                                     (97,767)             (38,789)
Professional Services                             (114,819)            (411,269)
                                               -----------          -----------
Consolidated loss                              $(1,502,927)         $(1,886,570)
                                               ===========          ===========

Results of Operations - ICC.NET

      Our ICC.NET service, the Company's global Internet-based value added network, or VAN, uses the Internet and our proprietary technology to deliver our customers' documents and data files to members of their trading communities, many of which may have incompatible systems, by translating the documents and data files into any format required by the receiver. The following table summarizes operating results for our ICC.NET service for the three months ended January 31, 2004 and 2003:

INTERNET COMMERCE CORPORATION


                                                        Three Months Ended
                                                           January 31,
                                                  -----------------------------
                                                      2004             2003
                                                  ------------      -----------
Revenue:
  VAN Services                                     $ 2,119,470      $ 1,885,557
  Mapping Services                                      85,592          158,272
                                                   -----------      -----------
                                                     2,205,062        2,043,829
Expenses:
  Cost of services                                   1,277,299        1,317,135
  Product development and enhancement                  196,786          248,602
  Selling and marketing                                759,400          733,154
  General and administrative                           844,839          851,717
  Non-cash charges for stock based compensation        473,144           10,416
                                                   -----------      -----------
                                                     3,551,468        3,161,024
                                                   -----------      -----------

  Operating loss                                    (1,346,405)      (1,117,195)
                                                   -----------      -----------

  Other income (expense), net                           56,065         (319,317)
                                                   -----------      -----------

  Net loss                                         $(1,290,341)     $(1,436,512)
                                                   ===========      ===========


      Revenue - ICC.NET - Revenue related to our ICC.NET service was 80% of consolidated revenue for the quarter ended January 31, 2004 ("2004 Quarter") compared to 72% for the quarter ended January 31, 2003 ("2003" Quarter). Total ICC.NET revenue increased $161,000 in the 2004 Quarter from the 2003 Quarter, or approximately 8%. VAN services revenue increased $234,000, or approximately 12%, in the 2004 Quarter from the 2003 Quarter. The increase in VAN services revenue is primarily attributable to an increase in the number of customers from approximately 700 in January 2003 to approximately 1,100 in January 2004. Mapping revenue decreased $73,000, or approximately 46%, in the 2004 Quarter from the 2003 Quarter primarily due to a decrease in the number of customers and smaller mapping projects resulting from the continued slow demand for these services.

      Cost of services - ICC.NET - Cost of services relating to our ICC.NET service was 58% of revenue derived from the ICC.NET service in the 2004 Quarter, compared to 64% in the 2003 Quarter. Cost of services related to our ICC.NET service consists primarily of salaries and employee benefits, connectivity fees, amortization, allocation from product and development and rent. Total cost of services decreased $40,000 in the 2004 Quarter from the 2003 Quarter. Salaries and benefits decreased $74,000 in the 2004 Quarter from the 2003 Quarter primarily due to a decrease in headcount to 19 in January 2004 from 23 in November 2003. In addition, rent decreased $47,000 in the 2004 Quarter from the 2003 Quarter due primarily to a decrease in office space occupied by client services personnel. These decreases were offset by an increase in data lines costs of $42,000 in the 2004 Quarter from the 2003 Quarter due to higher interconnect fees resulting from an increase in volume. Amortization expense increased $13,000 in the 2004 Quarter from the 2003 Quarter due to software that was placed in service subsequent to the 2003 Quarter. Allocation of product and development costs increased $13,000 in the 2004 Quarter from the 2003 Quarter due to an increase in time spent on new customer implementations and testing. In addition, allocation of equipment and software expense increased $11,000 in the 2004 Quarter from the 2003 Quarter to reflect costs incurred by ICC.NET personnel working in professional services facilities. Cost of services relating to VAN services decreased to $900,000 in the 2004 Quarter from $950,000 in the 2003 Quarter. Cost of services relating to the mapping services increased to $377,000 in the 2004 Quarter from $367,000 in the 2003 Quarter primarily because mapping personnel spent less time on non-mapping projects.

      Product development and enhancement - ICC.NET - Product development and enhancement costs relating to our ICC.NET service consist primarily of salaries and employee benefits. Product development and enhancement costs decreased $52,000 in the 2004 Quarter from the 2003 Quarter. Allocation of product and development salaries to cost of services and general and administrative expense departments increased $25,000 in the 2004 Quarter from the 2003 Quarter. In addition, salaries and benefits decreased $21,000 in the 2004 Quarter from the 2003 Quarter primarily due to a decrease in the number of employees to 10 at the end of the 2004 Quarter from 12 at the end of the 2003 Quarter.

INTERNET COMMERCE CORPORATION


      Selling and marketing - ICC.NET - Selling and marketing expenses relating to our ICC.NET service consist primarily of salaries and employee benefits, travel-related costs, rent, depreciation, advertising and trade-show costs. Selling and marketing expenses related to our ICC.NET service increased $26,000 in the 2004 Quarter from the 2003 Quarter. Rent increased $20,000 in the 2004 Quarter from the 2003 Quarter primarily due to a more representative allocation of rent to selling and marketing departments in the 2004 Quarter. Outside commissions increased $18,000 in the 2004 Quarter from the 2003 Quarter due to an increase in the use of outside sales agents. Severance payments increased $7,000 in the 2004 Quarter from the 2003 Quarter due to a reduction in headcount to 8 in January 2004 from 9 in January 2003. Advertising and trade shows, seminar fees and publications increased $17,000 in the 2004 Quarter from the 2003 Quarter. These increases were offset by a decrease in salaries and benefits of $38,000 in the 2004 Quarter from the 2003 Quarter primarily due to the forfeiture of accrued vacation in calendar year 2003.

      General and administrative - ICC.NET - General and administrative expenses supporting our ICC.NET service consist primarily of salaries and employee benefits, facility costs, legal and professional fees, insurance, travel meals and entertainment and depreciation. General and administrative costs supporting our ICC.NET service decreased $7,000 in the 2004 Quarter from the 2003 Quarter.

       Non-cash charges - ICC.NET - Non-cash charges of approximately $473,000 in the 2004 Quarter relate primarily to the adoption of FASB Statement No. 123, "Accounting for Stock-Based Compensation." In January 2004, the Company implemented a voluntary stock option exchange program under which the Company offered to exchange certain outstanding options to purchase shares of the Company's common stock held by eligible employees of the Company, with exercise prices per share greater than or equal to $11.50 per share, for new options to purchase shares of the Company's common stock. The fair value method has been applied prospectively to all employee and director awards granted, modified, or settled after July 31, 2003.

      Other income (expense) - ICC.NET - Other income increased $375,000 in the 2004 Quarter from the 2003 Quarter. The increase is primarily attributable to a charge in the 2003 Quarter of $318,000 for the impairment of available-for-sale marketable securities due to an other than temporary decline in value.

Results of Operations - Service Bureau

      Our service bureau manages and translates the data of small and mid-sized companies that exchange EDI data with large companies and provides various EDI and UPC (universal product code) services. Our service bureau also licenses EDI software. The following table summarizes operating results for our service bureau for the three months periods ended January 31, 2004 and 2003:

                                                         Three Months Ended
                                                             January 31,
                                                        2004            2003
                                                      ---------       ---------
Revenue:
  Services                                            $ 271,543       $ 389,858
                                                      ---------       ---------

Expenses:
  Cost of services                                      196,588         183,493
  Impairment of capitalized software                     44,983            --
  Product development and enhancement                    30,004          46,787
  Selling and marketing                                  19,495          57,131
  General and administrative                             78,241         141,236
                                                      ---------       ---------
                                                        369,310         428,647
                                                      ---------       ---------
  Operating loss                                        (97,767)        (38,789)
                                                      ---------       ---------
  Other income, net                                          --              --
                                                      ---------       ---------
  Net loss                                            $ (97,767)      $ (38,789)
                                                      =========       =========


      Revenue - Service Bureau - Revenue related to our service bureau was 10% of our consolidated revenue in the 2004 Quarter compared to 14% of our consolidated revenue for the 2003 Quarter. The service bureau's revenue

INTERNET COMMERCE CORPORATION


was primarily generated from services performed, customer support and licensing fees. The decrease in revenue in 2004 Quarter from the 2003 Quarter of $118,000, or 30%, was primarily the result of a decrease its EDI service business attributable to a slow economy.

      Cost of services - Service Bureau - Total cost of services relating to our service bureau was 72% of revenue derived from the service bureau in the 2004 Quarter compared to 47% in the 2003 Quarter. Cost of services related to our service bureau consists primarily of salaries and employee benefits, cost of software, product development allocation and rent. Cost of services relating to our service bureau increased $13,000 in the 2004 Quarter due to an increase in the cost of Electronic Commerce System software sold of $38,000 and a $13,000 increase in the allocation of salaries and employee benefits from the product development and enhancement department due to a greater number of cost of services projects requiring product development and enhancement personnel. These increases were partially offset by lower salaries and benefits of $23,000, primarily due to a decrease in headcount to 11 in January 2004 from 14 in January 2003, and a $9,000 decrease in amortization expense.

      Product development and enhancement - Service Bureau - Product development and enhancement costs consist primarily of salaries and employee benefits and product development allocation. Product development and enhancement costs incurred by our service bureau decreased $17,000 in the 2004 Quarter primarily due to an increase in the allocation of salaries and employee benefits to the product development and enhancement resulting from a greater number of product development and enhancement projects.

      Selling and marketing - Service Bureau - Selling and marketing expenses relating to our service bureau consist primarily of salaries and employee benefits. The decrease in selling and marketing expenses of $37,000 in the 2004 Quarter from the 2003 Quarter was primarily due to a decrease in salaries and benefits of $30,000 in the 2004 Quarter from the 2003 Quarter due to a reduction of staffing of one person and to no severance payments in the 2004 Quarter as compared to $5,000 in the 2003 Quarter.

      General and administrative - Service Bureau - General and administrative expenses relating to our service bureau consist primarily of salaries and employee benefits, depreciation, rent, and office expenses. The decrease in general and administrative expense of $63,000 in the 2004 Quarter from the 2003 Quarter is primarily attributable to a decrease in Service Bureau salaries and employee benefits of $52,000 due to a reduction in personnel to 2 at the end of the 2004 Quarter from 3 at the end of the 2003 Quarter. In addition, depreciation expense decreased $8,000 in the 2004 Quarter from the 2003 Quarter primarily as a result of fewer assets being acquired and more assets becoming fully depreciated resulting in a lower depreciable base.

Results of Operations - Professional Services

      Our Professional Services segment provides comprehensive business-to-business electronic commerce solutions including electronic commerce infrastructure solutions. Our Professional Services segment also conducts a series of product-independent one-day EDI seminars for electronic commerce users. In January 2004, we discontinued our EDI educational training and seminars services. The following table summarizes operating results for our professional services for the three months ended January 31, 2004 and 2003:

INTERNET COMMERCE CORPORATION


                                                        Three Months Ended
                                                           January 31,
                                                 -------------------------------
                                                      2004              2003
                                                 ---------------   -------------
Revenue:
  Services                                     $        279,127  $      403,719
                                                 ---------------   -------------

Expenses:
  Cost of services                                      277,099         428,384
  Impairment of software inventory                         -            248,077
                                                 ---------------   -------------
        Total cost of services                          277,099         676,461
  Selling and marketing                                  33,000          31,803
  General and administrative                             81,550         102,394
                                                 ---------------   -------------
                                                        391,649         810,658
                                                 ---------------   -------------

  Operating loss                                      (112,522)        (409,939)

  Other expense, net                                    (2,297)          (4,330)
                                                 ---------------   -------------

  Net loss                                     $      (114,819)   $    (411,269)
                                                 ===============   =============

      Revenue - Professional Services - Revenue related to professional services was 10% of our consolidated revenue in the 2004 Quarter compared to 14% in the 2003 Quarter. Revenue generated from professional services consists of consulting and educational services. As a result of slow demand for these services, revenue from our professional services decreased $125,000, or 31%, in the 2004 Quarter from the 2003 Quarter. This decrease is primarily due to a decrease in EDI educational services of $90,000 in the 2004 Quarter from the 2003 Quarter. We discontinued our EDI educational services and seminars in January 2004.

      Cost of services - Professional Services - Cost of services relating to professional services was 99% of revenue derived from professional services in the 2004 Quarter, compared to 106% of revenue in the 2003 Quarter. Cost of services related to our professional services consists primarily of salaries and employee benefits and contract labor. Cost of services related to professional services decreased $151,000 in the 2004 Quarter from the 2003 Quarter. Salaries and benefits and contract labor decreased $118,000 in the 2004 Quarter from the 2003 Quarter due primarily to a decrease in the number of employees to 8 at the end of the 2004 Quarter from 14 at the beginning of the 2003 Quarter. Rent expense decreased $15,000 in the 2004 Quarter from the 2003 Quarter due primarily to an allocation of rent expense to ICC.NET for space utilized by ICC.NET. In addition, private classroom fees decreased $9,000 in the 2004 Quarter from the 2003 Quarter due to fewer classes given.

      General and administrative - Professional Services - General and administrative expenses supporting our professional services consist primarily of salaries and employee benefits, rent, depreciation and amortization and telephone charges. General and administrative costs supporting our professional services decreased $21,000 in the 2004 Quarter from the 2003 Quarter. Allocation of expenses to ICC.NET from professional services increased $54,000 in the 2004 Quarter from the 2003 Quarter to reflect costs incurred relating to ICC.NET personnel working in the professional services facilities. Depreciation expense decreased $17,000 in the 2004 Quarter from the 2003 Quarter due to the allocation of depreciation expense to other professionals services departments in the 2004 Quarter. This was offset by an increase in salaries and benefits of $46,000 in the 2004 Quarter from the 2003 Quarter due to the addition of one employee in the 2004 Quarter and a $19,000 vacation expense adjustment in the 2003 Quarter.



Six Months Ended  January 31, 2004  Compared with Six Months Ended January 31,
2003.

Results of Operations - Consolidated

      The following table reflects consolidated operating data by reported segments. All significant intersegment

INTERNET COMMERCE CORPORATION


activity has been eliminated. Accordingly, the segment results below exclude the effect of transactions with our subsidiary.

                                                         Six Months Ended
                                                           January 31,
                                                  ------------------------------
Consolidated loss before income taxes:                 2004             2003
                                                  ---------------   ------------

ICC.NET                                              (1,978,131)     (2,420,225)
Service Bureau                                         (128,702)         44,482
Professional Services                                  (213,841)       (492,093)
                                                  ---------------   ------------
Consolidated loss before income taxes                (2,320,674)     (2,867,836)
                                                  ===============   ============


Results of Operations - ICC.NET

      The following table summarizes operating results for our ICC.NET service for the six months ended January 31, 2004 and 2003:

                                                         Six Months Ended
                                                           January 31,
                                                  ------------------------------
                                                       2004            2003
                                                  ---------------  -------------
Revenue:
  VAN Services                                   $    4,475,200   $   3,834,517
  Mapping Services                                      170,401         328,393
                                                  ---------------  -------------
                                                      4,645,601       4,162,910
Expenses:
 Cost of services                                     2,579,965       2,573,542
 Product development and enhancement                    387,751         478,821
 Selling and marketing                                1,533,632       1,417,466
 General and administrative                           1,643,390       1,768,984
 Non-cash charges                                       526,086          10,416
                                                  ---------------  -------------
                                                      6,670,824       6,249,229
                                                  ---------------  -------------

Operating loss                                       (2,025,224)     (2,086,319)
                                                  ---------------  -------------
Other income (expense), net                               47,092       (333,906)
                                                  ---------------  -------------

Loss before income taxes                        $    (1,978,131)  $  (2,420,225)
                                                  ===============  =============



      Revenue - ICC.NET - Revenue related to our ICC.NET service was 79% of consolidated revenue for the six months ended January 31, 2004 ("2004 Six Months") compared to 71% of consolidated revenue for the six months ended January 31, 2003 ("2003 Six Months"). Total ICC.NET revenue increased $483,000 in the 2004 Six Months from the 2003 Six Months, or approximately 12%. VAN services revenue increased $641,000, or approximately 17%, in the 2004 Six Months from the 2003 Six Months due to an increase in customers from approximately 700 at January 2003 to approximately 1,100 at January 2004. Mapping revenue decreased $158,000, or approximately 48%, in the 2004 Six Months from the 2003 Six Months due primarily to slow demand for these services.

      Cost of services - ICC.NET - Cost of services relating to our ICC.NET service was 56% of revenue derived from the ICC.NET service in the 2004 Six Months, compared to 62% of revenue in the 2003 Six Months. Cost of services related to our ICC.NET service consists primarily of salaries and employee benefits, connectivity fees, amortization and rent. The total increase in cost of services of $6,000 in the 2004 Six Months from the 2003 Six Months was primarily the result of an increase in data lines costs of $116,000 in the 2004 Six Months from the 2003 Six Months due to higher interconnect fees resulting from an increase in volume and an increase in the number of customers. Amortization increased $27,000 in the 2004 Six Months from the 2003 Six Months due to software that was placed in service subsequent to the 2003 Six Months. Allocation of equipment and software expense increased $22,000 in the 2004 Six Months compared to the 2003 Six Months to reflect costs incurred by ICC.NET personnel working in professional services facilities. In additions, allocation of Product and Development costs increased $14,000 in the 2004 Six Months from the 2003 Six Months due to an increase in time spent on new

INTERNET COMMERCE CORPORATION


customer implementations and testing. Offsetting these increases, salaries and benefits decreased $125,000 in the 2004 Six Months from the 2003 Six Months primarily due to a decrease in headcount to 19 in January 2004 from 21 in January 2003 and to a decrease in the use of consultants. In addition, rent decreased $44,000 in the 2004 Quarter from the 2003 Quarter due primarily to a decrease in office space occupied by client services personnel. Cost of services relating to VAN services decreased to $1,807,000 in the 2004 Six Months from $1,865,000 in the 2003 Six Months. Cost of services relating to mapping services increased to $773,000 in the 2004 Six Months from $708,000 in the 2003 Six Months.

      Product development and enhancement - ICC.NET - Product development and enhancement costs relating to our ICC.NET service consist primarily of salaries and employee benefits. Product development and enhancement costs decreased $91,000 in the 2004 Six Months from the 2003 Six Months. Salaries and benefits decreased $48,000 in the 2004 Six Months from the 2003 Six Months primarily due to a decrease in the number of employees to 10 at the end of the 2004 Six Months from 12 at the end of the 2003 Six Months. This was partially offset by an increase of $33,000 in the allocation of product and development salaries to cost of services and general and administrative expense departments in the 2004 Six Months from the 2003 Six Months due to an increase in time spent on new implementations and testing.

      Selling and marketing - ICC.NET - Selling and marketing expenses relating to our ICC.NET service consist primarily of salaries and employee benefits, travel-related costs, rent, depreciation, advertising and trade-show costs. Selling and marketing expenses related to our ICC.NET service increased $116,000 in the 2004 Six Months from the 2003 Six Months. Rent increased $50,000 in the 2004 Six Months from the 2003 Six Months due primarily to an allocation of rent to selling and marketing departments in the 2004 Six Months. Outside commissions increased $30,000 in the 2004 Six Months from the 2003 Six Months due to an increase in the use of outside sales agents. Salaries and benefits increased $24,000 in the 2004 Six Months from the 2003 Six Months primarily due to an increase in headcount to 16 at the end of the 2004 Six Months from 14 at the end of the 2003 Six Months. Travel and entertainment increased $18,000 in the 2004 Six Months from the 2003 Six Months due to an increase in selling and marketing efforts. For cost reduction purposes, the sales function was consolidated and is now performed by ICC.NET personnel. Commencing in the second quarter of 2003, a portion of the cost of our sales force was allocated to the Professional Services segment based on the level of effort utilized in selling Professional Services products.

      General and administrative - ICC.NET - General and administrative expenses supporting our ICC.NET service consist primarily of salaries and employee benefits, facility costs, legal and professional fees, insurance, travel meals and entertainment and depreciation. General and administrative costs supporting our ICC.NET service decreased $125,000 in the 2004 Six Months from the 2003 Six Months. Fees paid to Nasdaq decreased $72,000 in the 2004 Six Months from the 2003 Six Months due to fees incurred for initial listing on the Nasdaq SmallCap Market in the 2003 Six Months. In addition, depreciation decreased $58,000 in the 2003 Six Months primarily as a result of fewer assets being acquired and more assets becoming fully depreciated. These decreases were partially offset by increases in salary and employee benefits of $29,000. For cost reduction purposes, the Company's executive management, human resources, accounting and finance functions for all segments of the Company were consolidated during the second quarter of 2003 and are now performed by ICC.NET personnel. Commencing in the 2003 Quarter, ICC.NET began allocating executive management, human resources, accounting and finance tasks to the segments based on the level of services provided to each segment.

       Non-Cash charges - ICC.NET - Non-cash charges of approximately $526,000 in the 2004 Six Months relate primarily to the adoption of FASB Statement No. 123, "Accounting for Stock-Based Compensation." In January 2004, the Company implemented a voluntary stock option exchange program under which the Company offered to exchange certain outstanding options to purchase shares of the Company's common stock held by eligible employees of the Company, with exercise prices per share greater than or equal to $11.50 per share, for new options to purchase shares of the Company's common stock. The fair value method has been applied prospectively to all employee and director awards granted, modified, or settled after July 31, 2003.

      Other income (expense) - ICC.NET - Other income increased $381,000 in the 2004 Six Months from the 2003 Six Months. The increase is primarily attributable to a charge in the 2003 Six Months of $318,000 for the impairment of available-for-sale marketable securities due to a non-temporary decline in value.

INTERNET COMMERCE CORPORATION


Results of Operations - Service Bureau

      The following table summarizes operating results for our Service Bureau for the six months ended January 31, 2004 and 2003:

INTERNET COMMERCE CORPORATION


                                                         Six Months Ended
                                                            January 31,
                                                  ------------------------------
                                                     2004            2003
                                                 --------------  --------------
Revenue:
  Services                                     $       579,194    $      855,895
                                                 --------------    -------------

Expenses:
  Cost of services                                     400,489          385,566
   Impairment of capitalized software                   44,983       -
  Product development and enhancement                   64,253           76,967
  Selling and marketing                                 37,946           92,325
  General and administrative                           160,225          256,555
                                                 --------------    -------------
                                                       707,895          811,413
                                                 --------------    -------------

Operating income (loss)                               (128,702)          44,482
                                                 --------------    -------------

Other income, net                                           -         -
                                                 --------------    -------------

Income (loss) before income taxes              $     (128,702)    $      44,482
                                                 ==============    ============


      Revenue - Service Bureau - Revenue related to our Service Bureau was 10% of our consolidated revenue in the 2004 Six Months compared to 15% of consolidated revenue in the 2003 Six Months. The service bureau's revenue was primarily generated from services performed, customer support and licensing fees. The decrease in revenue of $277,000 was primarily the result of a decrease its EDI service business attributable to a slow economy.

      Cost of services - Service Bureau - Cost of services relating to our Service Bureau was 69% of revenue derived from the service bureau in the 2004 Six Months, compared to 45% of revenue derived from the service bureau in the 2003 Six Months. Cost of services related to our service bureau consists primarily of salaries and employee benefits, costs of software and rent. Cost of services increased $15,000 in the 2004 Six Months due to an increase in the cost of Electronic Commerce Systems software sold of $46,000 and a $29,000 increase in the allocation of salaries and employee benefits from the product development department due to a greater number of cost of services projects requiring product development and enhancement personnel. These increases were partially offset by lower salaries and benefits of $30,000, primarily due to a decrease in headcount to 11 in January 2004 from 14 in January 2003, and an $18,000 decrease in amortization expense.

      Product development and enhancement - Service Bureau - Product development and enhancement costs consist primarily of salaries and employee benefits and product development allocation. Product development and enhancement costs incurred by our service bureau decreased $13,000 in the 2004 Six Months from the 2003 Six Months. This decrease was primarily attributable to an increase of $32,000 in the allocation of salaries and employee benefits to the product development and enhancement department resulting from a greater number of cost of and enhancement projects. This was offset by a $20,000 increase in salaries and employee benefits in the 2004 Six Months from the 2003 Six Months primarily due to capitalized labor costs for developed software in the 2003 Six Months. There were no amounts capitalized in the 2004 Six Months.

      Selling and marketing - Service Bureau - Selling and marketing expenses relating to our service bureau consist primarily of salaries and employee benefits. Selling and marketing decreased $54,000 in the 2004 Six Months from the 2003 Six Months primarily due to a decrease in salaries and employee benefits of $43,000 as a result of a staff reduction of one person and a reduction of severance payments of $5,000 in the 2004 Six Months from the 2003 Six Months.

      General and administrative - Service Bureau - General and administrative expenses relating to our service bureau consist primarily of salaries and employee benefits, depreciation, rent, telephone and office expenses. The decrease in general and administrative expenses of $96,000 in the 2004 Six Months from the 2003 Six Months is primarily attributable to a decrease in salaries and employee benefits of $121,000 as a result of a staff reduction to 2 employees in the 2004 Six Months from 4 employees in the 2003 Six Months. In addition, depreciation expense decreased $17,000 in the 2004 Six Months from the 2003 Six Months as a result of fewer assets being acquired and more assets becoming fully depreciated resulting in a lower depreciable base. This was partially offset by an

INTERNET COMMERCE CORPORATION


increase of $45,000 in general and administrative support staff salary and benefits allocated by ICC.NET to the Service Bureau in the 2004 Six Months from the 2003 Six Months. See "General and administrative - ICC.NET" above for a discussion of the allocation of general and administrative expenses among segments.

Results of Operations - Professional Services

      The following table summarizes operating results for our professional services for the six months ended January 31, 2004 and 2003:

                                                        Six Months Ended
                                                             January 31,
                                                 ------------------------------
                                                      2004             2003
                                                 -------------     ------------
Revenue:
  Services                                      $      634,289   $      868,377
                                                 -------------    -------------

Expenses:
    Cost of services - recurring                       630,840          848,429
    Impairment of software inventory                         -          248,077
                                                 -------------    -------------
         Total cost of  services                       630,840        1,096,506
    Selling and marketing                               66,000           75,826
    General and administrative                         146,399          179,950
    Non-cash charges for stock-based
      compensation and services                           -                   -
                                                 -------------    -------------
                                                       843,239        1,352,282
                                                 -------------    -------------

      Operating loss                                  (208,950)        (483,905)

      Other expense, net                                (4,891)          (8,188)
                                                 -------------    -------------

      Loss before income taxes                  $     (213,841)  $     (492,093)
                                                 =============    =============


      Revenue - Professional Services - Revenue related to professional services was 11% of the 2004 Six Months consolidated revenue compared to 15% of consolidated revenue in the 2003 Six Months. Revenue generated from professional services consists of consulting and educational services. As a result of slow demand for these services, revenue from our professional services decreased $234,000 in the 2004 Six Months from the 2003 Six Months. This decrease is primarily due to a decrease in EDI educational services of $190,000 in the 2004 Six Months from the 2003 Six Months. We discontinued our EDI educational services and seminars in January 2004.

      Cost of services - Professional Services - Total cost of services relating to professional services was 99% of revenue derived from professional services in the 2004 Six Months compared to 126% of revenue in the 2003 Six Months. Cost of services related to our professional services consists primarily of salaries and employee benefits, and contract labor. Recurring cost of services related to professional services decreased $218,000 in the 2004 Six Months from the 2003 Six Months primarily as a result of a decrease in salaries and employee benefits of $169,000 due to a reduction in the workforce to 8 employees in the 2004 Six Months from 14 employees in the beginning of the 2003 Six Months. Rent expense decreased $33,000 in the 2004 Six Months from the 2003 Six Months due primarily to allocation of rent expense to ICC.NET for space utilized by ICC.NET. Impairment of software inventory of $248,000 in the 2003 Six Months represents an impairment for software inventory held by Professional Services due to insufficient historical and projected revenue from these products to support the recoverability of its carrying value.

      Selling and marketing - Professional Services - Selling and marketing expenses relating to our professional services consist primarily of salaries and employee benefits. Selling and marketing expenses related to our professional services were reduced $10,000 in the 2004 Six Months from the 2003 Six Months. See "Selling and marketing - ICC.NET" above for a discussion of the allocation of selling and marketing expenses among segments

      General and administrative - Professional Services - General and administrative expenses supporting our professional services consist primarily of salaries and employee benefits, rent, depreciation and amortization and telephone charges. General and administrative costs supporting our professional services decreased $34,000 in the

INTERNET COMMERCE CORPORATION


2004 Six Months from the 2003 Six Months. Allocation of expenses to ICC.NET from professional services increased $112,000 in the 2004 Six Months from the 2003 Six Months to reflect costs incurred relating to ICC.NET personnel working in the professional services facilities. Depreciation expense decreased $39,000 in the 2004 Six Months from the 2003 Six Months due to the allocation of depreciation expense to other professional services departments in the 2004 Six Months. This was offset by an increase to salaries and benefits of $75,000 in the 2004 Six Months from the 2003 Six Months due to the addition of one employee in the 2004 Six Months and a $19,000 vacation expense adjustment in the 2003 Quarter. In addition, allocation of general and administrative expenses from ICC.NET increased $33,000 in the 2004 Six Months from the 2003 Six Months. See "General and administrative - ICC.NET" above for a discussion of the allocation of general and administrative expenses among segments.

Liquidity and Capital Resources

       Our principal sources of liquidity, which consist of unrestricted cash and cash equivalents, decreased to $890,000 as of January 31, 2004 from $2,375,000 as of July 31, 2003. We believe these resources together with the available borrowing capacity under the Company's Accounts Receivable Financing Arrangement and cash from operations will provide us with sufficient liquidity to continue in operation through July 31, 2004.

      Competitive or other factors described under the heading "Risk Factors" included in our annual report on Form 10-K for the year ended July 31, 2003 may prevent us from achieving positive cash flow from operations, and therefore, we may need to undertake additional cost reduction activities or raise additional capital. There can be no assurance that additional capital, if required, will be available to us on reasonable terms or at all.

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

      In the 2003 Private Placement the Company sold 1,682, 683 shares of class A common stock and warrants to purchase 1,346,140 of class A common stock providing gross proceeds of approximately $1,835,000 and 250 shares of series D convertible redeemable preferred stock ("series D preferred") and warrants to purchase 153,845 shares of class A common stock for $250,000. All warrants are immediately exercisable and have an exercise price of $1.47 per share. The warrants are exercisable until the fifth anniversary of the date of issuance. In addition, the warrants are redeemable at the Company's option, if the closing bid price of the Company's class A common exceeds 200% of the exercise price of the warrants for 30 consecutive trading days. The redemption price is $0.10 per share for each share issuable under the warrants.

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

INTERNET COMMERCE CORPORATION


The common stock and warrants were valued at $50,000, the invoice amount of the services provided to the Company.

      Approximately 21%, or $432,000, of the gross proceeds from the 2003 Private Placement was received from directors and officers and entities with which the Company's directors are affiliated.

      On May 30, 2003, the Company executed an Accounts Receivable Financing Agreement ("Financing Agreement") with Silicon Valley Bank ("Bank") with a term of one year. Under the Financing Agreement, the Company may borrow, subject to certain conditions, up to 80% of its outstanding accounts receivable up to a maximum of $2,000,000. The applicable interest rate is the prime rate plus .35% plus a collateral handling fee equal to .20% on the average daily outstanding receivable balance, and interest is payable monthly. The Financing Agreement contains certain restrictive covenants that are customary for a commercial transaction of this type, including, without limitation, restrictions on the disposition or encumbrance of the collateral pledged to the Bank, restrictions on incurring additional indebtedness and restrictions on the payment of dividends and the redemption or repurchase of any capital stock. In addition, the Company is required to maintain at all times a ratio of Quick Assets (i.e., consolidated, unrestricted cash, cash equivalents, net accounts receivable and investments with maturities of fewer than 12 months determined according to
GAAP) to Current Liabilities (i.e., all obligations and liabilities of the Company to Bank, plus, without duplication, the aggregate amount of the Company's total liabilities which mature within one (1) year) minus Deferred Revenue (i.e., all amounts received in advance of performance under contracts and not yet recognized as revenue) of at least 1.10 to 1.0. The Bank has been granted a security interest in substantially all of the Company's assets. In connection with the Financing Agreement, the Company issued the bank warrants to purchase 40,000 shares of the Company's class A common stock. The warrants are immediately exercisable at an exercise price of $1.39, equal to the fair market value of the Company's class A common stock on the date of closing of the Financing Agreement. The warrants are exercisable for a seven-year period. The fair value of the warrants in the amount of approximately $34,000 will be amortized to interest expense over the term of the Financing Agreement. During the three and six-month periods ended January 31, 2004 the Company recorded interest expense in the amount of approximately $8,600 and $17,200, respectively, for the amortization of the fair value of the warrants. On October 22, 2003, the Company and Silicon Valley Bank amended the Financing Agreement to extend the term of the agreement to August 31, 2004. At January 31, 2004, there was approximately $534,000 outstanding under the financing arrangement.

      We have a net operating loss carryforward of approximately $75 million to offset future taxable income for federal income tax purposes. The utilization of the loss carryforward to reduce any such future income taxes will depend on our ability to generate sufficient taxable income prior to the expiration of the net operating loss carryforwards. The carryforward expires from 2007 to 2021. The Internal Revenue Code of 1986, as amended, and the regulations promulgated thereunder contain provisions which limit the use of available net operating loss carryforwards in any given year should significant changes (greater than 50%) in ownership interests occur. Due to the IPO, the net operating loss carryover of approximately $1.9 million incurred prior to the IPO is subject to an annual limitation of approximately $400,000 until that portion of the net operating loss is utilized or expires. Due to our private placement of series A preferred stock in April 1999, the net operating loss carryover of approximately $18 million incurred prior to the private placement is subject to an annual limitation of approximately $1 million until that portion of the net operating loss is utilized or expires. Also, due to the 100% ownership change when we acquired RTCI, RTCI's net operating loss of approximately $6.5 million incurred prior to the ownership change is subject to an annual limitation of approximately $1.4 million until that portion of the net operating loss is utilized or expires.

Consolidated Working Capital

      Consolidated working capital decreased to $708,000 at January 31, 2004 from $1,700,000 at July 31, 2003. This decrease is due to a $596,000 decrease in accounts payable and accrued expense and a $198,000 decrease in accrued dividends which were paid in January as well as continued operating losses during the 2004 Quarter. In addition, at January 31, 2004, the Company had outstanding short-term borrowings of $534,000 under its Accounts Receivable Financing Agreement. There were no amounts outstanding under the agreement at January 31, 2003. Our cash and marketable securities decreased $1,486,000 at January 31, 2004 compared to July 31, 2003.

Analysis of Cash Flows

      Cash used in operating activities was $1,922,000 in the 2004 Six Months compared to $735,000 in the 2003 Six Months. The increase in the 2004 Six Months is primarily the result of decreases in accounts payable and accrued expense of $729,000, accounts receivable of $74,000 and continued cash operating losses. The cash used in operating activities during the 2003 Six Months was primarily the result of cash operating losses during the six months and a decrease in accounts payable and accrued expenses offset by the collection from Triaton of

INTERNET COMMERCE CORPORATION


a receivable of $1,500,000 in October 2002.

      Cash provided by investing activities increased to $59,000 in the 2004 Six Months from $5,000 used in investing activities in the 2003 Six Months. Cash provided by investing activities in the 2004 Six Months primarily resulted from the sale of marketable securities of $134,000 offset by expenditures from the purchase of property and equipment of $75,000. Cash used in investing activities in the 2003 Six Months was primarily the result of $55,000 of proceeds from the sale of marketable securities, partially offset by the purchase of property and equipment of $44,000.

      Cash provided by financing activities was $470,000 in the 2004 Six Months compared to $102,000 used in financing activities in the 2003 Six Months. Cash provided by financing activities in the 2004 Six Months is primarily the result of financing agreement borrowing of $534,000. Cash used in financing activities in the 2003 Six Months represents payments of capital lease obligations.

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

      In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others" which elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of Interpretation No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company has provided information regarding commitments and contingencies relating to guarantees in Note 9. The adoption of this standard did not have a significant impact on the consolidated financial position or results of operations.

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

      In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123" ("SFAS 148"). SFAS 148 amends SFAS 123, "Accounting for Stock-Based Compensation" to provide alternative methods to account for the transition from the intrinsic value method of recognition of stock-based employee compensation in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" to the fair value recognition provisions under SFAS 123. SFAS 148 provides two additional methods of transition and will no longer permit the SFAS 123 prospective method to be used for fiscal years beginning after December 15, 2003. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the pro-forma effects had the fair value recognition provisions of SFAS 123 been used for all periods presented. The adoption of SFAS 148 did not have a significant impact on the Company's consolidated financial position and results of operations. The Company adopted the fair-value recognition provisions of SFAS 123 in January 2004 (Note 6).

      In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities". ("Interpretation No. 46") and in December 2003 issued FIN No. 46 (Revised) ("FIN 46R") to address certain FIN 46 implementation issues. FIN 46R also requires additional disclosures by primary beneficiaries and other significant variable interest holders. Interpretation No. 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Company adopted Interpretation No. 46 on January 31, 2003. The adoption of this standard did not have a significant impact on the Company's consolidated financial position or results of operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

Item 4. Controls and Procedures

      Our management, including our chief executive officer and chief financial officer, have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of January 31, 2004, pursuant to Exchange Act Rules 13a-15(e) and 15(d)-15(e). Based upon that evaluation, our chief executive officer and chief financial officer have concluded that as of such date, our disclosure controls and procedures in place are adequate to ensure material information and other information requiring disclosure is identified and communicated on a timely basis.

INTERNET COMMERCE CORPORATION


PART II.  OTHER INFORMATION
---------------------------

Item 1. Legal Proceedings

        None.

Item 2. Changes in Securities and Use of Proceeds

        None.

Item 3. Defaults Upon Senior Securities

        None.

Item 4. Submission of Matters to a Vote of Security Holders

        The 2003 annual meeting of the Stockholders of the Company was held on January 21, 2004. For more information on the following proposals, reference is made to the Company's proxy statement dated December 5, 2003. The following items were voted upon and passed:

        Election of Directors. The stockholders elected the following Class I directors for a term of three years expiring at the third succeeding annual meeting of stockholders:

                                         Number of Shares
                                         ----------------
        Name                           For             Against
        ----                           ---             -------
        Kim D. Cooke                9,669,520          230,619
        Charles C. Johnston         9,429,620          470,519

        The stockholders also elected the following Class II director for a term of one year expiring at the next annual meeting of stockholders:

                                       Number of Shares
          Name                         For         Against
          ----                         ---         -------
          Spencer I. Browne         9,639,979      260,160

        The following directors continue to serve as directors after the annual meeting in the class set forth opposite the name of such director:

        Name                      Class         Term Expiring
        ----                      -----         -------------
        G. Michael Cassidy         II           next annual meeting of
                                                stockholders

        Arthur R. Medici           II           next annual meeting of
                                                stockholders

        Richard J. Berman          III          second succeeding annual meeting
                                                of stockholders

                Ratification and Appointment of Deloitte & Touche LLP as the Company's Independent Public Accountants. The appointment of Deloitte & Touche LLP as the Company's independent public accountants for the fiscal year ending July 31, 2004 was ratified.

             For             Against       Abstentions
             ---             -------       -----------
           9,791,704         36,500          71,935

Item 5. Other Information

        None.

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits.
      --------

      31.1 Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

      31.2 Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

      32.1 Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      32.2 Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


(b)   Reports on Form 8-K
      --------------------

      Current Report Form 8-K dated December 11, 2003 (Item 5, 7 and 12).

INTERNET COMMERCE CORPORATION


      None.

INTERNET COMMERCE CORPORATION


                                   SIGNATURES
                                   ----------


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 16, 2004

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