Form 10-Q
period 2004-04-30
INTERNET COMMERCE CORP
filed 2004-06-18
CIK 894738

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                                  -------------


|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended April 30, 2004


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

      As of June 14, 2004 the registrant had outstanding 17,096,344 shares of Class A Common Stock.

                          INTERNET COMMERCE CORPORATION

                               INDEX TO FORM 10-Q

                                                                           PAGE
                                                                           ----

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

   Consolidated balance sheets as of April 30, 2004 (unaudited)
     and July 31, 2003..................................................      3

   Consolidated statements of operations and comprehensive
     loss for the three and nine months ended April 30, 2004
     (unaudited) and April 30, 2003 (unaudited).........................      4

   Consolidated statements of cash flows for the nine months
     ended April 30, 2004 (unaudited) and April 30, 2003 (unaudited)....      5

   Notes to consolidated financial statements (unaudited)...............      6

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations.......................................     19

Item 3. Quantitative and Qualitative Disclosures About Market Risk......     35

Item 4. Controls and Procedures.........................................     35

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings...............................................     36

Item 2. Changes in Securities and Use of Proceeds.......................     36

Item 3. Defaults Upon Senior Securities.................................     36

Item 4. Submission of Matters to a Vote of Security Holders.............     36

Item 5. Other Information...............................................     36

Item 6. Exhibits and Reports on Form 8-K ...............................     36


SIGNATURES

CERTIFICATIONS


INTERNET COMMERCE CORPORATION

Consolidated Balance Sheets

                                                                   April 30,             July 31,
                                                                     2004                  2003
                                                                 ------------          -----------
                                                                  (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                       $  4,988,574         $  2,283,339
  Marketable securities                                                   --                 91,941
  Accounts receivable, net of allowance for doubtful
    accounts of $144,218 and $220,281, respectively                  1,756,878            1,732,890
  Prepaid expenses and other current assets                            388,462              295,474
                                                                  ------------         ------------
    Total current assets                                             7,133,914            4,403,644

Restricted cash                                                        117,392              128,607
Property and equipment, net                                            303,346              556,812
Capitalized software development costs, net                             31,256              127,841
Goodwill                                                             1,211,925            1,211,925
Other intangible assets, net                                         1,434,000            2,151,000
Other assets                                                            14,237               18,507
                                                                  ------------         ------------
    Total assets                                                  $ 10,246,070         $  8,598,336
                                                                  ============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                $    521,326         $    918,337
    Accrued expenses                                                   731,299            1,178,880
  Accrued dividends - preferred stock                                  132,240              231,726
    Short-term debt                                                    646,922                 --
  Deferred revenue                                                      31,810               96,952
    Capital lease obligation                                            87,839              148,189
    Other liabilities                                                   45,164              129,985
                                                                  ------------         ------------
          Total current liabilities                                  2,196,600            2,704,069

Capital lease obligation - less current portion                          6,504               46,120
Other non-current liabilities                                             --                  8,011
                                                                  ------------         ------------
          Total liabilities                                          2,203,104            2,758,200
                                                                  ------------         ------------

Commitments and contingencies

Stockholders' Equity:
Preferred stock - 5,000,000 shares authorized,
  including 10,000 shares of series A, 10,000 shares
  of series C, 250 shares of series D and 175 shares of
  series S:
     Series A preferred stock - par value $.01 per share,
       none issued and outstanding                                        --                   --
     Series C preferred stock - par value $.01 per share,
       44.76 votes per share; 10,000 shares issued and
       outstanding (liquidation value of $10,132,340)                      100                  100
    Series D preferred stock - par value $.01 per share,
      769 votes per share; 250 shares issued and
      outstanding (liquidation value of $250,000)                            3                    3
Common stock:
     Class A - par value $.01 per share, 40,000,000
       shares authorized, one vote per share; 17,096,344
       and 13,797,566 shares issued and outstanding,
       respectively                                                    170,963              137,976
Additional paid-in capital                                          92,667,269           87,489,583
Accumulated deficit                                                (84,795,369)         (81,813,191)
Accumulated other comprehensive income                                    --                 25,665
                                                                  ------------         ------------
          Total stockholders' equity                                 8,042,966            5,840,136
                                                                  ------------         ------------

          Total liabilities and stockholders' equity              $ 10,246,070         $  8,598,336
                                                                  ============         ============

                 See notes to consolidated financial statements.


INTERNET COMMERCE CORPORATION

Consolidated Statements of Operations and Comprehensive Loss (unaudited)


                                                                         Three Months Ended               Nine Months Ended
                                                                              April 30,                      April 30,
                                                                     ------------------------------------------------------------
                                                                         2004           2003            2004             2003
                                                                     ------------    ------------    ------------    ------------

Revenue:
   Services                                                          $  2,892,390    $  3,094,232    $  8,751,474    $  8,981,414
                                                                     ------------    ------------    ------------    ------------
Expenses:
Cost of services (excluding non-cash compensation
  of $15,952 and $35,022 for the three and nine
  months ended April 30, 2004, respectively)                            1,561,756       1,920,077       5,173,050       5,727,615
Impairment of capitalized software development costs                         --           133,960          44,983         133,960
Impairment of software inventory                                             --              --              --           248,077
Product development and enhancement (excluding non-cash
  compensation of $6,638 and $118,278 for the three and
  nine months ended April 30, 2004, respectively)                         233,635         273,365         685,639         829,153
Selling and marketing  (excluding non-cash compensation of
  $16,739 and $92,154 for the three and nine months ended
  April 30, 2004, respectively)                                           733,752         734,414       2,371,330       2,320,031
General and administrative (excluding non-cash compensation
  of  $72,610 and $392,571 for the three and nine months
  ended April 30, 2004, respectively, and $71,819 and
  $82,235 for the three and nine months ended April 30,
  2003, respectively)                                                     892,873       1,028,297       2,842,886       3,233,785
Non-cash charges for stock-based compensation and services                111,939          71,819         638,025          82,235
                                                                     ------------    ------------    ------------    ------------
                                                                        3,533,955       4,161,932      11,755,913      12,574,856

                                                                     ------------    ------------    ------------    ------------
Operating loss                                                           (641,565)     (1,067,700)     (3,004,439)     (3,593,442)
                                                                     ------------    ------------    ------------    ------------

Other income and (expense):
   Interest and investment income                                             926             429           2,330           9,618
   Investment gain (loss)                                                    --              --            67,834         (19,072)
   Interest expense                                                       (20,718)         (6,811)        (47,756)        (21,098)
   Impairment of marketable securities                                       --              --              --          (317,924)
   Loss on sale of asset                                                     (147)           --              (147)           --
                                                                     ------------    ------------    ------------    ------------

                                                                          (19,939)         (6,382)         22,261        (348,476)
                                                                     ------------    ------------    ------------    ------------

Net loss                                                             $   (661,504)   $ (1,074,082)   $ (2,982,178)   $ (3,941,918)

Dividends on preferred stock                                              (98,361)        (97,285)       (300,515)       (299,475)
Beneficial conversion feature related to series D
  preferred stock                                                            --          (106,730)           --          (106,730)
                                                                     ------------    ------------    ------------    ------------

Loss attributable to common stockholders                             $   (759,865)   $ (1,278,097)   $ (3,282,693)   $ (4,348,123)
                                                                     ============    ============    ============    ============

Basic and diluted loss per common share                              $      (0.05)   $      (0.11)   $      (0.23)   $      (0.37)
                                                                     ============    ============    ============    ============

Weighted average number of common shares outstanding -
   basic and diluted                                                   14,544,859      11,998,516      14,050,246      11,818,148
                                                                     ============    ============    ============    ============

COMPREHENSIVE LOSS:

Net loss                                                             $   (661,504)   $ (1,074,082)   $ (2,982,178)   $ (3,941,918)

Other comprehensive income:
Unrealized gain - marketable securities                                      --             7,372          42,169           1,265
Reclassification for impairment of marketable securities                     --              --              --           317,924
Reclassification of unrealized (gain) loss on marketable
  securities                                                                 --              --           (67,834)         19,072
                                                                     ------------    ------------    ------------    ------------

Comprehensive loss                                                   $   (661,504)   $ (1,066,710)   $ (3,007,843)   $ (3,603,657)
                                                                     ============    ============    ============    ============

                 See notes to consolidated financial statements.


INTERNET COMMERCE CORPORATION

Consolidated Statements of Cash Flows (unaudited)

                                                                       Nine Months Ended April 30,
                                                                     -------------------------------
                                                                        2004               2003
                                                                     -----------        ----------

Cash flows from operating activities:
 Net loss                                                            $(2,982,178)       $(3,941,918)
 Adjustments to reconcile net loss to net cash
   used in operating activities:
      Depreciation and amortization                                    1,097,198          1,263,595
      Bad debt expense                                                     4,761              4,794
      Non-cash interest expense                                           25,535               --
      Realized (gain) loss on sale of marketable
        securities                                                       (67,834)            19,072
      Impairment of capitalized software development
        costs                                                             44,983            133,960
      Impairment of marketable securities                                   --              317,924
      Impairment of software inventory                                      --              248,077
      Non-cash charges for equity instruments
        issued for compensation and services                             638,025             82,235
      Changes in:
          Accounts receivable                                            (28,749)         1,229,100
          Prepaid expenses and other assets                              (82,205)           (34,397)
          Accounts payable                                              (420,396)          (236,220)
          Accrued expenses                                              (426,140)          (507,142)
          Deferred revenue                                               (65,142)           (56,496)
          Other liabilities                                              (92,832)           (66,867)
                                                                     -----------        -----------

          Net cash used in operating activities                       (2,354,974)        (1,544,283)
                                                                     -----------        -----------

Cash flows from investing activities:
   Capitalization of software development costs                             --              (16,333)
   Purchases of property and equipment                                   (60,013)           (55,639)
   Proceeds from sales of marketable securities                          134,110             55,494
                                                                     -----------        -----------
          Net cash provided by (used in)
            investing activities                                          74,097            (16,478)
                                                                     -----------        -----------

Cash flows from financing activities:
   Proceeds from issuance of common stock
     and warrants, net                                                 4,467,803          1,454,348
   Proceeds from issuance of preferred stock and
     warrants, net                                                          --              250,000
   Borrowings under accounts receivable
     financing agreement                                               2,339,467               --
   Repayment of borrowings under accounts
     receivable financing agreement                                   (1,692,545)              --
   Subscription received for common stock and
     warrants                                                               --              195,497
   Payments of capital lease obligations                                (115,082)          (149,457)
   Dividends paid on preferred stock                                     (60,000)              --
   Proceeds from exercise of warrants                                     42,404               --
   Proceeds from exercise of employee stock
     options                                                               4,065               --
                                                                     -----------        -----------
          Net cash provided by financing
            activities                                                 4,986,112          1,750,388
                                                                     -----------        -----------

Net increase in cash and cash equivalents                              2,705,235            189,627

Cash and cash equivalents, beginning of period                         2,283,339          2,087,915
                                                                     -----------        -----------

Cash and cash equivalents, end of period                             $ 4,988,574        $ 2,277,542
                                                                     ===========        ===========

Supplemental disclosure of cash flow information:
   Cash paid for interest during the period                          $    17,740        $    21,098
   Issuance of common stock and warrants in
     exchange for services                                                  --               45,635
Noncash investing and financing activities:
   Issuance of common stock for dividends on
     preferred stock                                                     340,000            400,000
   Issuance of warrants in exchange for private
     placement fees                                                      225,905             71,504

                 See notes to consolidated financial statements.

INTERNET COMMERCE CORPORATION


1.    BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements of Internet Commerce Corporation (the "Company" or "ICC") have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information. In the opinion of management, such statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. Pursuant to the requirements of the Securities and Exchange Commission (the "SEC") applicable to Quarterly Reports on Form 10-Q, the accompanying financial statements do not include all the disclosures required by GAAP for annual financial statements. While the Company believes that the disclosures presented are adequate to make the information not misleading, these unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended July 31, 2003. Operating results for the three and nine-month periods ended April 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2004.

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

      The Company has the capability to facilitate the development and operation of comprehensive business-to-business electronic commerce solutions. The Company can provide professional service electronic commerce solutions involving EDI and EAI (Enterprise Application Integration) by providing mission critical electronic commerce consulting, electronic commerce software, outsourced electronic commerce services and technical resource management.

      ICC's capabilities also include an EDI service bureau, which provides EDI services to small and mid-sized companies. The service bureau's services include the conversion of electronic forms into hard copies and the conversion of hard copies to an EDI format. The service bureau also provides Universal Product Code ("UPC") services and maintains UPC catalogs for its customers.

INTERNET COMMERCE CORPORATION


3.    SIGNIFICANT ACCOUNTING POLICIES AND PROCEDURES

      Principles of consolidation:

      The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany transactions have been eliminated in consolidation.

      Revenue recognition:

      The Company derives revenue from subscriptions to its ICC.NET service, which includes transaction, mailbox and fax transmission fees. The subscription fees are comprised of both fixed and usage-based fees. Fixed subscription fees are recognized on a pro-rata basis over the subscription period, generally three to six months. Usage fees are recognized in the period the services are rendered. The Company also derives revenue through implementation fees, interconnection fees and by providing data mapping services to its customers. Implementation fees are recognized over the life of the subscription period. Interconnection fees are fees charged to connect to another VAN service and are recognized when the data is transmitted to the connected service. Revenue from data mapping services is recognized when the map has been completed and delivered to the customer. The Company has a limited number of fixed fee data mapping services contracts. Under these arrangements, the Company is required to provide a specified number of maps for a fixed fee. Revenue from such arrangements is recognized using the percentage-of-completion method of accounting (see below).

      Through January 2004, the Company provided a range of EDI and electronic commerce consulting services and EDI education and training seminars throughout the United States. Revenue from EDI and electronic commerce consulting services and education and training seminars were recognized when the services were provided. The Company discontinued its EDI education and training seminars in January 2004. Revenues from our EDI education and training seminars were immaterial in all periods presented.

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

      The Company also derives revenue from its Service Bureau. Service Bureau revenue is comprised of EDI services, including data translation services, purchase order and invoice processing from EDI-to-print and print-to-EDI, UPC services, including UPC number generation, UPC catalog maintenance and UPC label printing. The Service Bureau also derives revenue from software licensing and provides software maintenance and support. Revenue from the EDI services and UPC services is recognized when the services are provided. The Company accounts for its EDI software license sales in accordance with the American Institute of Certified Public Accountants' Statement of Position 97-2, "Software Revenue Recognition," as amended ("SOP 97-2"). Revenue from software licenses is recognized when all of the following conditions are met: (1) a non-cancelable, non-contingent license agreement has been signed; (2) the software product has been delivered;
      (3) there are no material uncertainties regarding customer acceptance; and
      (4) collection of the resulting receivable is probable. Revenue from software maintenance

INTERNET COMMERCE CORPORATION
      and support contracts is recognized ratably over the life of the contract. The Service Bureau's software license revenue was not significant in any of the periods presented.

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

      Stock-based Compensation:

      In January 2004, the Company adopted the fair value provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 established a fair-value-based method of accounting for stock-based compensation plans. Pursuant to the transition provisions of SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" (SFAS 148), the Company has elected the prospective method and will apply the fair value method of accounting to all equity instruments issued to employees on or after August 1, 2003. The fair value method is not applied to stock option awards granted in fiscal years prior to 2004. Such awards will continue to be accounted for under the intrinsic value method pursuant to Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), except to the extent that prior years' awards are modified subsequent to August 1, 2003. Option awards granted prior to August 1, 2003 that have not been modified or settled continue to be accounted for under the intrinsic value method of APB 25. Therefore, the cost related to stock-based employee compensation included in the determination of the net loss for 2004 is less than that which would have been recognized if the fair value based method had been applied to all awards since their date of grant. The following table illustrates the effect on net loss and net loss per common share if the fair value based method had been applied to all outstanding and unvested awards in each period.

INTERNET COMMERCE CORPORATION


                                                     Three Months Ended                    Nine Months Ended
                                                          April 30,                            April 30,
                                                 ----------------------------        ----------------------------
                                                     2004            2003               2004             2003
                                                 -----------      -----------        -----------      -----------
Loss attributable to common
  stockholders, as reported                      $  (759,865)     $(1,278,097)       $(3,282,693)     $(4,348,123)

Add: Stock-based employee
 compensation expense
 included in reported net loss,
 net of related tax effects                          111,939           71,819            638,025           82,235

Deduct: Total stock-based
 employee compensation
 expense determined under
 fair value based method
 for all awards, net of
 related tax effects                                (145,642)      (1,221,302)          (919,556)      (4,659,800)
                                                 -----------      -----------        -----------      -----------

Pro forma loss attributable
  to common stockholders                         $  (793,568)     $(2,427,580)       $(3,564,224)     $(8,925,688)
                                                 ===========      ===========        ===========      ===========

Basic and diluted loss per common share:
  As reported                                    $     (0.05)     $     (0.11)       $     (0.23)     $     (0.37)
  Pro forma                                      $     (0.05)     $     (0.20)       $     (0.25)     $     (0.76)


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

      In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("Interpretation No. 46") and in December 2003 issued FIN No. 46 (Revised) ("FIN 46R") to address certain FIN 46 implementation issues. FIN 46R also requires additional disclosures by primary beneficiaries and other significant variable interest holders. Interpretation No. 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Company adopted Interpretation No. 46 on January 31, 2003. The adoption of this standard did not have a significant impact on the Company's consolidated financial position or results of operations.

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

INTERNET COMMERCE CORPORATION


4. CONCENTRATION OF CREDIT RISK

      Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of accounts receivable. The Company believes that any credit risk associated with receivables is minimal due to the number and credit worthiness of its customers. Receivables are stated at estimated net realizable value, which approximates fair value. For the three and nine-month periods ended April 30, 2004 and 2003, no single customer accounted for more than 10% of revenue. No single customer accounted for more than 10% of accounts receivable at July 31, 2003 or April 30, 2004.

5.    BUSINESS SEGMENT INFORMATION

      The Company's two operating segments are:

      o ICC.NET - the Company's global Internet-based value added network, or VAN, uses the Internet and proprietary technology to deliver customers' documents and data files to members of their trading communities, many of which may have incompatible systems, by translating the documents and data files into any format required by the receiver, and the development and operation of comprehensive business-to-business e-commerce solutions. Until January 2004, this segment also conducted a series of product-independent, one-day EDI seminars for e-commerce users. The Company discontinued offering seminars in January 2004. Revenue from these seminars was immaterial in all periods presented.

      o Service Bureau - the Service Bureau manages and translates the data of small and mid-sized companies that exchange EDI data with large companies and provides various EDI and UPC (universal product code) services. The Service Bureau also licenses EDI software.

      In response to continuing weak demand for its professional services, in February 2004 the Company combined these activities with ICC.NET to reduce operating costs. As a result, effective February 2004, the Company no longer reports the results for its professional services activities in a separate segment and includes these results in the ICC.NET segment. These activities were previously reported in the Professional Services segment.

INTERNET COMMERCE CORPORATION

      The tables below summarize information about operations and long-lived assets as of and for the three and nine-month periods ended April 30, 2004 and 2003. Such information has been restated, for each period presented, as if this reorganization had occurred on August 1, 2002.


                                                                              Service
                                                          ICC.NET              Bureau              Total
                                                          -------              ------              -----
                                                       (As restated)
Three Months  - April 30, 2004
Revenues from external customers                        $ 2,561,875         $   330,515         $ 2,892,390
                                                        ===========         ===========         ===========
Operating loss                                          $  (670,483)        $    28,918         $  (641,565)

Other expense, net                                          (19,939)               --               (19,939)
                                                        -----------         -----------         -----------
Net income (loss)                                       $  (690,422)        $    28,918         $  (661,504)
                                                        ===========         ===========         ===========

Supplemental segment information:

Amortization and depreciation                           $   324,155         $     6,454         $   330,609
Non-cash charges for stock-based
   compensation and services                            $   111,939         $      --           $   111,939

Nine Months  - April 30, 2004
Revenues from external customers                        $ 7,841,765         $   909,708         $ 8,751,474
                                                        ===========         ===========         ===========
Operating loss                                          $(2,904,656)        $   (99,783)        $(3,004,439)

Other income, net                                            22,261                --                22,261
                                                        -----------         -----------         -----------
Net loss                                                $(2,882,395)        $   (99,783)        $(2,982,178)
                                                        ===========         ===========         ===========

Supplemental segment information:

Amortization and depreciation                           $ 1,064,167         $    33,031         $ 1,097,198
Impairment of capitalized software
   development costs                                    $      --           $    44,983         $    44,983
Non-cash charges for stock-based
   compensation and services                            $   638,025         $      --           $   638,025

As of April 30, 2004
Property and Equipment, net                             $   282,159         $    21,187         $   303,346
Capitalized software development
   costs, net                                                  --                31,256              31,256
Goodwill                                                     26,132           1,185,793           1,211,925
Other intangibles assets, net                             1,434,000                --             1,434,000
                                                        -----------         -----------         -----------
Long lived assets, net                                  $ 1,742,291         $ 1,238,236         $ 2,980,527
                                                        ===========         ===========         ===========

INTERNET COMMERCE CORPORATION


                                                                             Service
                                                         ICC.NET              Bureau               Total
                                                         -------              ------               -----
                                                      (As restated)
Three Months  - April 30, 2003
Revenues from external customers                       $ 2,753,478          $   340,754         $ 3,094,232
                                                       ===========          ===========         ===========
Operating loss (1)                                     $  (925,076)         $  (142,624)        $(1,067,700)
Other expense, net                                          (6,382)                --                (6,382)
                                                       -----------          -----------         -----------
Net loss                                               $  (931,458)         $  (142,624)        $(1,074,082)
                                                       ===========          ===========         ===========
Supplemental segment information:
Amortization and depreciation                          $   378,698          $    10,835         $   389,533
Impairment of capitalized software
  development costs                                    $      --            $   133,960         $   133,960
Non-cash charges for stock-based
  compensation and services                            $    71,819          $      --           $    71,819


Nine Months  - April 30, 2003
Revenues from external customers                       $ 7,784,765          $ 1,196,649         $ 8,981,414
                                                       ===========          ===========         ===========
Operating loss (1)                                     $(3,495,300)         $   (98,142)        $(3,593,442)
Other expense, net                                        (348,476)                --              (348,476)
                                                       -----------          -----------         -----------
Net loss                                               $(3,843,776)         $   (98,142)        $(3,941,918)
                                                       ===========          ===========         ===========
Supplemental segment information:
Amortization and depreciation                          $ 1,191,470          $    72,125         $ 1,263,595
Impairment of capitalized software
  development costs                                    $      --            $   133,960         $   133,960
Impairment of software inventory                       $   248,077          $      --           $   248,077
Non-cash charges for stock-based
  compensation and services                            $    82,235          $      --           $    82,235
Impairment of marketable securities                    $   317,924          $      --           $   317,924


As of  April 30, 2003
Property and Equipment, net                            $   656,663          $    50,380         $   707,043
Capitalized software development
  costs, net                                                  --                162,826             162,826
Goodwill                                                    26,132            2,167,935           2,194,067
Other intangible assets, net                             2,390,000                 --             2,390,000
                                                       -----------          -----------         -----------
Long lived assets, net                                 $ 3,072,795          $ 2,381,141         $ 5,453,936
                                                       ===========          ===========         ===========

      (1) Commencing in the second quarter of fiscal 2003, certain costs for executive management, human resources, accounting and finance were allocated to the Service Bureau from ICC.NET based on the level of services performed. In an effort to operate more efficiently and to reduce costs, these functions were consolidated and are now performed by ICC.NET personnel. ICC.NET allocated $45,000 and $90,000 to the Service Bureau during the three and nine-month periods, respectively.


6.    STOCKHOLDERS' EQUITY

      2004 Private Placement of Common Stock:

      On April 20, 2004, the Company completed a private placement of common stock and warrants to purchase shares of common stock (the "2004 Private Placement") for aggregate gross proceeds of approximately $4,955,500.

INTERNET COMMERCE CORPORATION

      In the 2004 Private Placement the Company sold 2,831,707 shares of class A common stock and warrants to purchase 849,507 shares of class A common stock. These warrants are exercisable for five years commencing on October 20, 2004 at an exercise price of $2.22 per share.

      In connection with the 2004 Private Placement, the Company incurred fees and expenses of $713,602, of which $423,274 was paid in cash at closing, $64,423 is payable in cash and $225,905 was paid by issuing warrants to purchase 283,170 shares of class A common stock. The fair value of the warrants was estimated by management using the Black Scholes option-pricing model. These warrants have substantially the same terms as the warrants issued in the 2004 Private Placement.

      No directors, officers or entities with which the Company's directors or officers are affiliated participated in the 2004 Private Placement.

      In connection with the 2004 Private Placement, the Company entered into a registration rights agreement with the investors, dated as of April 20, 2004, and filed a registration statement with the SEC on April 30, 2004 pursuant to this agreement. If the registration statement is not declared effective by August 18, 2004, or if its effectiveness is not maintained for the period required by the registration rights agreement, the Company may be required to pay to the holders of shares issued in the 2004 Private Placement liquidated damages of one percent (1%) of the purchase price paid for the shares by the holders for each 30 day period (or portion thereof on a pro rata basis) that the registration statement is not declared effective or its effectiveness is not maintained.

      2003 Private Placement of Common Stock and Preferred Stock:

      During April and May 2003, the company completed a private placement of common stock, convertible preferred stock and warrants to purchase shares of common stock (the "2003 Private Placement") for aggregate gross proceeds of approximately $2,085,000.

      In the 2003 Private Placement, the Company sold 1,682,683 shares of class A common stock and warrants to purchase 1,346,140 of class A common stock for gross proceeds of approximately $1,835,000 and 250 shares of series D convertible redeemable preferred stock ("series D preferred") and warrants to purchase 153,845 shares of class A common stock for $250,000. All warrants are immediately exercisable and have an exercise price of $1.47 per share. The warrants are exercisable until the fifth anniversary of the date of issuance. In addition, the warrants are redeemable at the Company's option, if the closing bid price of the Company's class A common stock exceeds 200% of the exercise price of the warrants for 30 consecutive trading days. The redemption price is $0.10 per share for each share issuable under the warrants.

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

      In connection with the 2003 Private Placement, the Company incurred fees of $325,750 of which $237,938 was paid in cash and $87,802 was paid by issuing warrants to purchase 110,680 shares of class A common stock. These warrants have substantially the same terms as the warrants issued in the 2003 Private Placement.

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

      Subsequent to the completion of the 2003 Private Placement, the Company determined that in order to comply with NASD Marketplace Rule 4350(i)(1)(A), the purchase price per share for the shares of class A common stock purchased by directors and officers in the private placement should be increased to market value, and on June 17, 2003 the directors and officers agreed to do so. As a result, two directors and three officers agreed to pay an additional $0.58 per share, or an aggregate of $85,502, for the shares of class A common stock they purchased in the private placement. In August of 2003 the Company paid bonuses of

INTERNET COMMERCE CORPORATION

      $40,000 to reimburse the officers for their additional $0.58 per share payment and in January 2004, at the request of the NASD, these officers returned to the Company an aggregate of 11,091 shares of class A common stock they purchased in the private placement in order to increase their purchase price to $1.45 per share without regard to the bonuses.

      Stock Based Compensation:

      On March 10, 2003, options and stock were awarded to a non-employee member of the board of directors as compensation for consulting services. This individual was awarded 20,000 shares of class A common stock, valued at $18,000, which was recorded as a non-cash charge for stock-based compensation in the quarter ended April 30, 2003. At the same time, this individual was also granted on March 10, 2003, options to purchase 100,000 shares of class A common stock. Options to purchase 60,000 shares at an exercise price of $1.00 per share vest six months from the date of issuance, and options to purchase 40,000 shares at an exercise price of $1.25 per share vest one year from the date of issuance. The options have a fair value of $67,000, of which $15,440 has been recorded as a non-cash stock-based compensation charge for services during the three months ended October 31, 2003. In November 2003, this individual surrendered the 100,000 options noted above to the Company with no additional compensation charge recorded.

      Each non-employee member of the board of directors receives annual compensation of $25,000 for his current term of office, payable quarterly, in class A common stock of the Company. The Company has recorded a compensation charge of $104,167 for the nine months ended April 30, 2004.

      Stock Options Cancellation and Exchange:

      In January 2004, the Company implemented a voluntary stock option exchange program whereby the Company offered to exchange certain outstanding options to purchase shares of the Company's common stock held by eligible employees of the Company, with exercise prices per share greater than or equal to $11.50, for new options to purchase shares of the Company's common stock (the "Offer to Exchange"). Under the terms of the Offer to Exchange, the 26 participating employees agreed to cancel as of January 30, 2004 their existing options to purchase 823,500 shares of the Company's common stock and were granted options to purchase 494,100 shares of the Company's common stock with an exercise price of $1.25 per share, the closing market price per share on January 20, 2004. Each new employee option was fully vested at the date of grant. Additionally, under the terms of the Offer to Exchange, two directors cancelled as of January 30, 2004 existing options to purchase 250,000 shares of the Company's common stock and were granted options to purchase 150,000 shares of the Company's common stock with an exercise price of $2.00 per share. The options granted to directors vest in 2 equal annual installments commencing one year after the date of grant. One director was eligible but declined to participate in the exchange and surrendered to the Company options to purchase 50,000 shares of common stock at an exercise price of $19 per share.

      Prior to August 1, 2003, the Company accounted for its employee stock options under the intrinsic value method of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation expense is reflected in the statement of operations for options granted to employees to purchase common stock granted with an exercise price equal to or greater that the market value of the underlying common stock on the date of grant. Effective August 1, 2003, the Company adopted the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation." The fair value method has been applied prospectively to all employee awards granted, modified or settled after August 1, 2003. Option granted prior to August 1, 2003 that have not been modified or settled continue to be accounted for under the intrinsic value method of APB 25. During the three and nine months ended April 30, 2004, the Company recorded non-cash charges for stock-based compensation of $53,723 and $491,453, respectively, as a result of the adoption of the fair value recognition provisions of FASB Statement No. 123.

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

      In April 2003, the Company recorded an impairment charge of approximately $134,000 for previously capitalized software development costs related to an in-process software development project of its Service Bureau. The Company decided during the quarter ended April 30, 2003, not to complete this project due to unfavorable market conditions for the foreseeable future. In January 2003, the Company recorded an impairment charge of approximately $318,000 to write down available-for-sale marketable securities due to an other than temporary decline in value. Additionally, in January 2003, the Company recorded an impairment charge of approximately $248,000 for software inventory held by the Professional Services segment based on historical and projected sales, which indicated that its net carrying value was not recoverable. The Company had previously recorded an impairment charge of $100,000 for software inventory in July 2002. Such software inventory was classified as other current assets in the consolidated balance sheet. The Company's carrying value of inventory at April 30, 2004 is not significant.

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

      At April 30, 2004 and July 31, 2003, Other Intangible assets are comprised of the proprietary data mapping technology acquired in the acquisition of Research Triangle Commerce, Inc. in November 2000. The gross carrying value of the mapping technology was $4,780,000 at April 30, 2004 and July 31, 2003. Accumulated amortization relating to mapping technology was $3,346,000 and $2,629,000 at April 30, 2004 and July 31, 2003,
      respectively. The data mapping technology is being amortized over five years and amortization expense is recorded in cost of services. The aggregate amortization expense for other intangible assets was $239,000 during each of the three-month periods ended April 30, 2004 and 2003 and $717,000 for each of the nine-month periods ended April 30, 2004 and 2003.

      The Company did not have any indefinitely lived intangible assets that were not subject to amortization as of April 30, 2004 and July 31, 2003.

      At April 30, 2004, estimated amortization expense for other intangible assets for the remaining life of those assets is as follows:

                  Year           Estimated Remaining Amortization Expense
                  ----           ----------------------------------------
                  2004                          $239,000
                  2005                          $956,000
                  2006                          $239,000

      There was no change in the carrying amount of goodwill for the three and nine-month periods ended April 30, 2004.

      During the fourth quarter of fiscal 2003, the goodwill of the Service Bureau was tested for impairment due to a significant decline in revenue and operating income resulting primarily from the bankruptcy of its largest customer. An impairment loss of $982,142 was recognized as a result of this evaluation. The fair value of the Service Bureau was estimated using the net present value of expected future cash flows.

INTERNET COMMERCE CORPORATION

      As of August 1, 2003, the Company performed its annual test for impairment on the carrying value of goodwill of its ICC.NET and Service Bureau reporting units. The Company concluded that no impairment existed at that date.

9.    GUARANTEES AND INDEMNIFICATIONS

      As part of its standard license agreements, the Company agrees to indemnify its customers against liability if the Company's products infringe a third party's intellectual property rights. Historically, the Company has not incurred any significant costs related to performance under these indemnities. As of April 30, 2004, the Company was not subject to any litigation alleging that the Company's products infringe the intellectual property rights of any third parties.

10.   ACCOUNTS RECEIVABLE FINANCING AGREEMENT

      On May 30, 2003, the Company executed an Accounts Receivable Financing Agreement ("Financing Agreement") with Silicon Valley Bank ("the Bank") with a term of 1 year. Under the Financing Agreement, the Company may borrow, subject to certain conditions, up to 80% of its outstanding accounts receivable up to a maximum borrowing of $2,000,000. Interest accrues at the prime rate plus .35% plus a collateral handling fee equal to .20% on the average daily outstanding financed receivable balance. Interest is payable monthly. The Financing Agreement contains certain restrictive covenants that are customary for a commercial transaction of this type, including, without limitation, restrictions on the disposition or encumbrance of the collateral pledged to the Bank, restrictions on incurring additional indebtedness and restrictions on the payment of dividends and the redemption or repurchase of any capital stock. In addition, the Company is required to maintain at all times a ratio of Quick Assets (i.e., consolidated, unrestricted cash, cash equivalents, net accounts receivable and investments with maturities of fewer than 12 months determined according to GAAP) to Current Liabilities (i.e., all obligations and liabilities of the Company to Bank, plus, without duplication, the aggregate amount of the Company's total liabilities which mature within one (1) year) minus Deferred Revenue (i.e., all amounts received in advance of performance under contracts and not yet recognized as revenue) of at least 1.10 to 1.0. The Bank has been granted a security interest in substantially all of the Company's assets. In connection with the Financing Agreement, the Company issued the bank warrants to purchase 40,000 shares of the Company's class A common stock. The warrants are immediately exercisable at an exercise price of $1.39, equal to the fair market value of the Company's class A common stock at the date of closing of the Financing Agreement. The warrants are exercisable for a seven-year period. The fair value of the warrants in the amount of approximately $34,000 is being amortized to interest expense over the term of the Financing Agreement. During the three and nine-month periods ended April 30, 2004, the Company recorded interest expense in the amount of approximately $8,300 and $26,000, respectively, for the amortization of the fair value of the warrants. On October 22, 2003, the Company and the Bank amended the Financing Agreement to extend the term of the agreement to August 31, 2004. At April 30, 2004, there was approximately $647,000 outstanding under the Financing Agreement. On May 3, 2004 the Company repaid its entire outstanding balance under the Financing Agreement with proceeds from the 2004 Private Placement (See Note 6).

11.   SUBSEQUENT EVENT - ACQUISITION OF ELECTRONIC COMMERCE SYSTEMS

      On May 25, 2004, the Company entered into a definitive agreement to acquire Electronic Commerce Systems, Inc. ("ECS"). ECS will become a wholly-owned subsidiary of the Company. ECS provides Internet-based e-business solutions to suppliers needing to comply with EDI mandates from major retailers, as well as services to the banking industry and special electronic solutions for a range of customers. ECS was founded in 1996 and is headquartered in Norcross, Georgia.

      ICC will issue a total of approximately 1,941,434 shares of its class A common stock with a value of approximately $2,485,000 in connection with the merger, including approximately 415,596 shares that will be issued in exchange for outstanding debt of ECS in the amount of approximately $471,016 and in payment of certain legal fees of counsel to ECS.

INTERNET COMMERCE CORPORATION

      Completion of the merger is subject to the approval of shareholders of ECS and other customary conditions. ECS shareholders owning more than a majority of its stock have agreed to vote in favor of the merger at its shareholders meeting. Upon the consummation of the merger, ICC will enter into a registration rights undertaking in favor of the shareholders of ECS pursuant to which ICC will agree to register the resale of the shares of class A common stock issued to the ECS shareholders as a result of the merger.

      The Company believes that its merger with ECS will enhance its presence in the retail industry with the addition of more than 600 customers. ECS has developed easy-to-use EDI implementation services to enable its customers to rapidly become EDI compliant and trade with large retailers.

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

       In this Item 2, references to the "Company," "we," or "us" means Internet Commerce Corporation.

Overview

      We are in the e-commerce ("EC") business-to-business communication services market providing complete EC infrastructure solutions. Our business operates in two segments: namely, ICC.NET and Service Bureau.

      As the Company approaches cash flow break-even, we have strengthened the executive management team by the addition of a new Chief Executive Officer and Chief Operating Officer in order to capitalize on the individual skills of senior management and more precisely align those skills with the many new opportunities currently developing. We are focusing on the future direction of the markets in which we compete, mergers and acquisitions and the development of important strategic relationships, such as our Microsoft Business Network opportunity, that have potential to increase our revenues and profits.

      ICC.NET includes the Company's global Internet-based value added network, or VAN, which uses the Internet and our proprietary technology to deliver our customers' documents and data files to members of their trading communities, many of which may have incompatible systems, by translating the documents and data files into any format required by the receiver. We believe that our ICC.NET service has significant advantages over traditional VANs as well as email-based and other Internet-based software systems, because our service is provided at a low cost, with greater transmission speed that is nearly real-time and offers more features. In addition, ICC.NET facilitates the development and operation of comprehensive business-to-business e-commerce solutions. Professional Services assists its clients to conduct business electronically through a continuum of services including eConsulting, data transformation mapping (EDI, EAI, XML) and internetworking. Our Service Bureau manages and translates the data of small and mid-sized companies that exchange EDI data with large companies that require that data be transmitted to them electronically. The Service Bureau delivers business-to-business EDI standards-based documents for companies that do not have EDI departments.

      The Value Added Network business has become significantly more price competitive over the past year, with major networks restructuring to reduce their overhead cost to be better positioned to compete on a price point basis against Internet based networks such as ICC.NET. We have been successful in maintaining, and in fact have improved, our margins, but we have experienced some price erosion in competing for larger customers. Although we expect to continue to add new customers and increase the volume of data transmitted through our service, we do not expect our revenue from VAN services to continue to grow as rapidly as in the past. This trend is expected to continue in the short term until such time as a cost-based pricing floor is reached by our larger competitors. To counteract this negative impact on our revenue growth, management has deployed a new dual pronged strategy. We expect to add revenue through acquisition of Electronic Commerce Systems, Inc. ("ECS") and have developed new product and service offerings (AS2 and Data Synchronization) to improve our value proposition. AS2 capabilities has refocused the attention of industry. AS2 is a service offering on the Internet, which handles primary XML documents, which are an extension of traditional EDI. We have incorporated this communication methodology into our standard network services and are achieving success in stemming a migration of our customers network traffic to those who could otherwise purchase an AS2 software offering.

      Data synchronization has forced the industry to change its focus from cost savings to compliance. Data synchronization is a methodology by which descriptive data identifying an item or items is stored in a central depository resulting in one common source of truth about the product description. We believe this will be an industry focus for a year or so and thereafter be a standard business practice. We have become a certified data synchronization "on-boarder" and are currently offering training and consulting services to capitalize on this emerging initiative.

      During the fiscal quarter ended April 30, 2004, we further improved our operational leverage by reducing our operating loss by $915,000 from the quarter ended January 1, 2004, and increased our consolidated revenue by $137,000 from the previous quarter. We believe that this is a significant benefit going forward as the majority of any increases in revenue should increase our profitability.

      We strengthened our balance sheet by completing a private placement that provided net proceeds of $4,467,000. With total cash and cash equivalents of $4,989,000 as of April 30, 2004, we now have our highest cash balances in over

INTERNET COMMERCE CORPORATION


three years. Subsequent to fiscal quarter end we repaid the $646,922 outstanding as of April 30, 2004 under our Accounts Receivable Financing Agreement with Silicon Valley Bank, eliminating our short-term debt.

      The Company signed a definitive merger agreement to acquire Electronic Commerce Systems, Inc. (ECS) on May 25, 2004. The acquisition is subject to approval of the shareholders of ECS and other customary closing conditions. We believe that if the acquisition and the integration of ECS and our Service Bureau are completed, it will substantially strengthen this operating segment and provide positive cash flow from their operating activities.

      Consolidated revenue for the nine months ended April 30, 2004 decreased from the nine months ended April 30, 2003 by $230,000; however, our EDI educational services and seminars unit that was discontinued in January 2004 due to continued operating losses produced revenue of $323,000 in the nine months ended April 30, 2003. VAN services revenue increased $733,000 or approximately 12%. Service Bureau revenue, which decreased $287,000, or 24%, should improve significantly if the ECS acquisition is completed. Professional services and mapping revenues continue to be weak due to slow demand for these services and commencing in the third quarter of fiscal 2004 we combined the Professional Services operating segment with ICC.NET to further minimize operating costs.

      As a result, the Company, effective February 2004, no longer separately reports the operating results for its professional services activities as a separate segment and began including these results in the ICC.NET segment. These activities were previously reported in the Professional Services segment.

      We rely on many of our competitors to interconnect, at reasonable cost, with our service and have interconnection arrangements with more than 65 business-to-business networks for the benefit of our customers. We believe that these arrangements will satisfy the business requirements of our existing customers.

INTERNET COMMERCE CORPORATION


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

      Through January 2004, the Company provided a range of EDI and electronic commerce consulting services and EDI education and training seminars throughout the United States. Revenue from EDI and electronic commerce consulting services and education and training seminars were recognized when the services were provided. The Company discontinued its EDI education and training seminars in January 2004. Revenues from our EDI education and training seminars were immaterial in all periods presented.

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

INTERNET COMMERCE CORPORATION


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

        Stock-based compensation: In January 2004, the Company adopted the fair value provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 established a fair-value-based method of accounting for stock-based compensation plans. Pursuant to the transition provisions of SFAS 148, "Accounting for Stock Based Compensation - Transition and Disclosure" (SFAS 148), the Company has elected the prospective method and will apply the fair value method of accounting to all equity instruments issued to employees on or after August 1, 2003. The fair value method is not applied to stock option awards granted in fiscal years prior to 2004. Such awards will continue to be accounted for under the intrinsic value method pursuant to Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), except to the extent that prior years' awards are modified subsequent to August 1, 2003. Option grants issued prior to August 1, 2003 that have not been modified or settled continue to be accounted for under the intrinsic value method of APB 25. Therefore, the cost related to stock-based employee compensation

INTERNET COMMERCE CORPORATION


included in the determination of the net loss for 2004 is less than that which would have been recognized if the fair value based method had been applied to all awards since their date of grant.

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

      Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates. The following discussion reviews items incorporated in our financial statements during the three and nine month periods ended April 30, 2004 and 2003 or as of April 30, 2004 and July 31, 2003 that required the use of significant management estimates.

      As discussed above, in January 2004 the Company adopted the fair value provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). During the three and nine months ended April 30, 2004, the Company recorded non-cash charges for stock-based compensation of $53,723 and $491,453 respectively as a result of the adoption of the fair value recognition provisions of SFAS 123. The Black-Scholes option-pricing model was used to determine the estimated fair value of stock options issued and modified. The use of this model required management to make certain estimates for values of variables used by the model. Management estimated the values for stock price volatility, the expected life of the equity instruments and the risk free rate based on information that was available to management at the time the Black-Scholes option-pricing calculations were performed. Changes in such estimates could have a significant impact on the estimated fair value of those equity instruments.

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

      In connection with the Company's April 2004 private placement, the Company incurred fees which were paid by issuing warrants to purchase 283,170 shares of class A common stock at an exercise price of $2.22 per share. The fair value of the warrants was determined by management to be $255,905.

      On May 30, 2003, the Company executed an Accounts Receivable Financing Agreement ("Financing Agreement") with Silicon Valley Bank ("the Bank") with a term of 1 year. On October 22, 2003, the Company and Silicon Valley Bank amended the Financing Agreement to extend the term of the agreement to August 31, 2004. In connection with the Financing Agreement, the Company issued the Bank warrants to purchase 40,000 shares of the Company's class A common stock. The warrants are immediately exercisable at an exercise price of $1.39 per share, equal to the fair market value of the Company's class A common stock on the date of closing of the Financing Agreement. The warrants are exercisable for a seven-year period. The value of the warrants in the amount of $34,000 is being amortized over the life of the Financing Agreement. At April 30, 2004, there was approximately $647,000 outstanding under the financing arrangement. Subsequent to fiscal quarter end, we repaid the entire amount outstanding as of April 30, 2004 under the Financing Agreement, eliminating our debt.

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

INTERNET COMMERCE CORPORATION


Three Months Ended April 30, 2004 Compared with Three Months Ended April 30,
2003.

Results of Operations - Consolidated

      The following table reflects consolidated operating data by reported segments. All significant intersegment activity has been eliminated. Accordingly, the segment results below exclude the effect of transactions with our subsidiary.

                                                      Three Months Ended
                                                          April 30,
                                                 ---------------------------
Consolidated net loss:                               2004          2003 (1)
                                                 -----------    ------------

ICC.NET                                          $ (690,422)    $   (931,458)
Service Bureau                                       28,918         (142,624)
                                                  -----------   ------------
Consolidated loss                                $ (661,504)    $ (1,074,082)
                                                 ==========     ============

      (1) Restated to reflect the inclusion of Professional Services with the ICC.NET segment.

Results of Operations - ICC.NET

      Our ICC.NET service, the Company's global Internet-based value added network, or VAN, uses the Internet and our proprietary technology to deliver our customers' documents and data files to members of their trading communities, many of which may have incompatible systems, by translating the documents and data files into any format required by the receiver. In addition, ICC.NET facilitates the development and operation of comprehensive business-to-business e-commerce solutions. These professional services assist our clients to conduct business electronically through a continuum of services including eConsulting, data transformation mapping (EDI, EAI, XML) and internetworking. The following table summarizes operating results for our ICC.NET service for the three months ended April 30, 2004 and 2003:

                                                        Three Months Ended
                                                            April 30,
                                                 -------------------------------
                                                      2004            2003 (1)
                                                 ---------------   -------------
Revenue:
  VAN services                                     $ 2,297,016      $ 2,204,631
  Professional services                                182,194          455,896
  Mapping services                                      82,665           92,951
                                                   -----------      -----------
                                                     2,561,875        2,753,478
Expenses:
  Cost of services                                   1,395,564        1,744,943
  Product development and enhancement                  192,766          238,826
  Selling and marketing                                718,546          708,690
  General and administrative                           813,543          914,277
  Non-cash charges for stock-based
    compensation                                       111,939           71,818
                                                   -----------      -----------
                                                     3,232,358        3,678,554
                                                   -----------      -----------

  Operating loss                                      (670,483)        (925,076)

  Other expense, net                                   (19,939)          (6,382)
                                                   -----------      -----------

  Net loss                                         $  (690,422)     $  (931,458)
                                                   ===========      ===========

      (1) Restated to reflect the inclusion of Professional Services with the ICC.NET segment.

      Revenue - ICC.NET - Revenue related to our ICC.NET service was 89% of consolidated revenue for the quarter ended April 30, 2004 ("2004 Quarter") and the quarter ended April 30, 2003 ("2003" Quarter). Total ICC.NET revenue decreased $192,000 in the 2004 Quarter from the 2003 Quarter, or approximately 7%. VAN services revenue increased $92,000, or approximately 4%, in the 2004 Quarter from the 2003 Quarter. The increase in VAN services revenue is primarily attributable to an increase in the number of customers from approximately 1,025 in April 2003 to approximately 1,115 in April 2004. Professional Services revenue decreased $274,000, or approximately 60%, in the 2004 Quarter from the 2003 Quarter due to a decrease in EDI educational services and seminars of $133,000. We discontinued our EDI educational services and seminars in January 2004. In addition, our professional services decrease $141,000, or approximately 44%, in the 2004 Quarter from the 2003 Quarter due

INTERNET COMMERCE CORPORATION


to a continued slow demand for these services. Mapping revenue decreased $10,000, or approximately 11%, in the 2004 Quarter from the 2003 Quarter primarily due to a decrease in the number of customers and smaller mapping projects resulting from the continued slow demand for these services.

      Cost of services - ICC.NET - Cost of services relating to our ICC.NET service was 54% of revenue derived from the ICC.NET service in the 2004 Quarter, compared to 63% of such revenue in the 2003 Quarter. Cost of services related to our ICC.NET service consists primarily of salaries and employee benefits, connectivity fees, amortization and rent. Total cost of services decreased $349,000 in the 2004 Quarter from the 2003 Quarter. Salaries and benefits and fees paid to consultants decreased $277,000 in the 2004 Quarter from the 2003 Quarter, primarily due to a decrease in headcount to 26 in April 2004 from 37 in April 2003 and a decrease in the use of consultants. In addition, travel and entertainment decreased $28,000 in the 2004 Quarter from the 2003 Quarter due to the completion of professional service projects requiring travel and the discontinuance of our educational services and seminars in January 2004. Additionally, seminar costs decreased $18,000 and severance costs decreased $13,000 in the 2004 Quarter from the 2003 Quarter.

      Product development and enhancement - ICC.NET - Product development and enhancement costs relating to our ICC.NET service consist primarily of salaries and employee benefits. Product development and enhancement costs decreased $46,000 in the 2004 Quarter from the 2003 Quarter. Salaries and benefits decreased $32,000 in the 2004 Quarter from the 2003 Quarter primarily due to a decrease in the number of employees to 10 at the end of the 2004 Quarter from 12 at the end of the 2003 Quarter. Allocation of product development salaries to other departments increased $12,000 in the 2004 Quarter from the 2003 Quarter.

      Selling and marketing - ICC.NET - Selling and marketing expenses relating to our ICC.NET service consist primarily of salaries and employee benefits, travel-related costs, rent, advertising and trade-show costs. Selling and marketing expenses related to our ICC.NET service increased $10,000 in the 2004 Quarter from the 2003 Quarter. Consulting costs increased $28,000 primarily due to use of a consultant for trade shows. Allocation of product and development salaries to selling and marketing departments increased $8,000 in the 2004 Quarter from the 2003 Quarter. These increases were partially offset by forfeitures of accrued vacation of $15,000 due to a revision in the Company's vacation policy and a decrease in commissions of $13,000 in the 2004 Quarter from the 2003 Quarter.

      General and administrative - ICC.NET - General and administrative expenses supporting our ICC.NET service consist primarily of salaries and employee benefits, facility costs, legal and professional fees, insurance, travel meals and entertainment and depreciation. General and administrative costs supporting our ICC.NET service decreased $101,000 in the 2004 Quarter from the 2003 Quarter. Legal and professional fees decreased $100,000 in the 2004 Quarter from the 2003 Quarter due to non-recurring expenses.

      Non-cash charges - ICC.NET - Of the non-cash charges of approximately $112,000 in the 2004 Quarter, $81,000 relates to the adoption of FASB Statement No. 123, "Accounting for Stock-Based Compensation". In January 2004, the Company implemented a voluntary stock option exchange program under which the Company offered to exchange certain outstanding options to purchase shares of the Company's common stock held by eligible employees of the Company, with exercise prices per share greater than or equal to $11.50 per share, for new options to purchase shares of the Company's common stock. The fair value method has been applied prospectively to all employee and director awards granted, modified, or settled after July 31, 2003. Non-cash charges of $31,000 during the 2004 Quarter relate to common stock to be issued to non-employee members of our board of directors as compensation for 2004 directors' fees. Non-cash charges were approximately $72,000 in the 2003 Quarter and are partially attributable to common stock to be issued to non-employee members of our board of directors as compensation for 2003 directors' fees in the amount of $31,000. In addition, $33,000 of expense was recognized during the 2003 Quarter for common stock and options issued to a non-employee member of our board of directors as compensation for consulting services.

      Other expense - ICC.NET - Other expense increased $14,000 in the 2004 Quarter from the 2003 Quarter. The increase is primarily attributable to an increase in interest expense relating the Company's accounts receivable financing agreement in the 2004 Quarter.

INTERNET COMMERCE CORPORATION


Results of Operations - Service Bureau

      Our service bureau manages and translates the data of small and mid-sized companies that exchange EDI data with large companies and provides various EDI and UPC (universal product code) services. Our service bureau also licenses EDI software. The following table summarizes operating results for our service bureau for the three months periods ended April 30, 2004 and 2003:

                                                           Three Months Ended
                                                              April 30,
                                                         2004           2003
                                                      ---------       ---------
Revenue:
  Services                                            $ 330,515       $ 340,754
                                                      ---------       ---------

Expenses:
  Cost of services                                      166,192         175,134
  Impairment of capitalized software
    development costs                                      --           133,960
                                                      ---------       ---------
         Total cost of services                         166,192         309,094
  Product development and enhancement                    40,869          34,539
  Selling and marketing                                  15,207          25,725
  General and administrative                             79,329         114,020
                                                      ---------       ---------
                                                        301,597         483,378

                                                      ---------       ---------
  Operating income (loss)                                28,918        (142,624)

  Other income, net                                        --              --

                                                      ---------       ---------
  Net income (loss)                                   $  28,918       $(142,624)
                                                      =========       =========


      Revenue - Service Bureau - Revenue related to our service bureau was 11% of our consolidated revenue in both the 2004 and 2003 Quarters. The service bureau's revenue was primarily generated from services performed, customer support and licensing fees. Revenue in 2004 Quarter decreased $10,000 or 1% from the 2003 Quarter.

      Cost of services - Service Bureau - Cost of services relating to our service bureau was 50% of revenue derived from the service bureau in the 2004 Quarter compared to 51% of such revenue in the 2003 Quarter. Cost of services related to our service bureau consists primarily of salaries and employee benefits, cost of software, product development allocation and rent. Cost of services relating to our service bureau decreased $9,000 in the 2004 Quarter primarily due to a decrease salary and employee benefits of $32,000 resulting from a decrease in headcount to 10 in April 2004 from 14 in April 2003, and a reduction of amortization of $3,000. This was offset by an increase in the cost of software sold of $30,000 due to sales of a new version of third-party software. Cost of services - impairment of capitalized software of $134,000 in the 2003 Quarter represents an impairment of capitalized software for an in-process project that management decided, due to unfavorable market conditions now and in the foreseeable future, not to complete.

      Product development and enhancement - Service Bureau - Product development and enhancement costs consist primarily of salaries and employee benefits and product development allocation to other departments. Product development and enhancement costs incurred by our service bureau increased $9,000 in the 2004 Quarter primarily due to an increase in headcount to 4 in April 2004 from 3 in April 2003.

      Selling and marketing - Service Bureau - Selling and marketing expenses relating to our service bureau consist primarily of salaries and employee benefits. The decrease in selling and marketing expenses of $11,000 in the 2004 Quarter from the 2003 Quarter was primarily due to a severence payment to a terminated employee of $9,000 in the 2003 Quarter.

INTERNET COMMERCE CORPORATION


      General and administrative - Service Bureau - General and administrative expenses relating to our service bureau consist primarily of salaries and employee benefits, depreciation, rent, and office expenses. The decrease in general and administrative expense of $35,000 in the 2004 Quarter from the 2003 Quarter is primarily attributable to a decrease in Service Bureau salaries and employee benefits of $38,000 due to a reduction in personnel to 2 at the end of the 2004 Quarter from 3 at the end of the 2003 Quarter.

Nine Months  Ended April 30, 2004  Compared  with Nine Months  Ended April 30,
2003.

Results of Operations - Consolidated

      The following table reflects consolidated operating data by reported segments. All significant intersegment activity has been eliminated. Accordingly, the segment results below exclude the effect of transactions with our subsidiary.

                                                        Nine Months Ended
                                                            April 30,
                                                 ------------------------------
Consolidated net loss:                               2004(1)         2003 (1)
                                                 --------------     -----------

ICC.NET                                          $  (2,882,394)    $(3,843,776)
Service Bureau                                         (99,784)        (98,142)
                                                 --------------    -----------
Consolidated loss                                $   (2,982,178)   $(3,941,918)
                                                 =============     ===========

      (1) Restated to reflect the inclusion of Professional Services with the ICC.NET segment.

Results of Operations - ICC.NET

      The following table summarizes operating results for our ICC.NET service for the nine months ended April 30, 2004 and 2003:

                                                        Nine Months Ended
                                                            April 30,
                                                 -------------------------------
                                                      2004(1)         2003 (1)
                                                 ------------      -------------
Revenue:
  VAN services                                   $  6,772,216      $  6,039,148
  Professional services                               816,484         1,324,274
  Mapping services                                    253,065           421,343
                                                 ------------      ------------
                                                    7,841,765         7,784,765
Expenses:
  Cost of services                                  4,606,370         5,166,913

  Impairment of software inventory                       --             248,077
                                                 ------------      ------------
           Total cost of services                   4,606,370         5,414,990
  Product development and enhancement                 580,517           717,647
  Selling and marketing                             2,318,178         2,201,982
  General and administrative                        2,603,331         2,863,211
  Non-cash charges                                    638,025            82,235
                                                 ------------      ------------
                                                   10,746,421        11,280,065
                                                 ------------      ------------

  Operating loss                                   (2,904,656)       (3,495,300)

  Other income (expense), net                          22,261          (348,476)
                                                 ------------      ------------

  Loss before income taxes                       $ (2,882,395)     $ (3,843,776)
                                                 ============      ============

      (1) Restated to reflect the inclusion of Professional Services with the ICC.NET segment.

       Revenue - ICC.NET - Revenue related to our ICC.NET service was 90% of consolidated revenue for the Nine Months ended April 30, 2004 ("2004 Nine Months") compared to 87% of consolidated revenue for the Nine Months ended April 30, 2003 ("2003 Nine Months"). Total ICC.NET revenue increased $57,000 in the 2004 Nine Months from the 2003 Nine Months. VAN services revenue increased $733,000, or approximately 12%, in the 2004 Nine Months from the 2003 Nine Months due to an increase in customers from approximately 1,025 at April 2003 to approximately 1,115 at April 2004 and greater transaction volume. Professional Services revenue decreased $508,000, or approximately 38%, in the 2004 Nine Months from the 2003 Nine Months due to a decrease in EDI

INTERNET COMMERCE CORPORATION


educational services and seminars of $323,000. We discontinued our EDI educational services and seminars in January 2004. In addition, revenue from our professional services decreased $185,000 in the 2004 Nine Months from the 2003 Nine Months due to continued slow demand for these services due to these types of activities being performed in-house by potential customers and by a highly competitive environment. Mapping revenue decreased $168,000, or approximately 40%, in the 2004 Nine Months from the 2003 Nine Months due primarily to continued slow demand for these services resulting from overseas competition.

      Cost of services - ICC.NET - Cost of services relating to our ICC.NET service was 59% of revenue derived from the ICC.NET service in the 2004 Nine Months, compared to 66% of such revenue in the 2003 Nine Months. Cost of services related to our ICC.NET service consists primarily of salaries and employee benefits, connectivity fees, amortization, product development allocation and rent. The decrease in cost of services of $561,000 in the 2004 Nine Months from the 2003 Nine Months was primarily the result of a decrease in salaries and benefits and fees paid to consultants of $572,000 in the 2004 Nine Months from the 2003 Nine Months because of a decrease in headcount to 26 in April 2004 from 37 in April 2003 and a decrease in the use of consultants due to fewer professional services projects requiring the use of consultants. Cost of services - impairment of software inventory of $248,000 in the 2003 Nine Months represents an impairment of software inventory resulting from insufficient historical and projected revenue from these products to support the recoverability of that carrying value.

      Product development and enhancement - ICC.NET - Product development and enhancement costs relating to our ICC.NET service consist primarily of salaries and employee benefits. Product development and enhancement costs decreased $137,000 in the 2004 Nine Months from the 2003 Nine Months. Salaries and benefits decreased $81,000 in the 2004 Nine Months from the 2003 Nine Months primarily due to a decrease in the number of employees to 10 at the end of the 2004 Nine Months from 12 at the end of the 2003 Nine Months. Additionally, allocation of product development salaries to non-development departments increased $45,000 in the 2004 Nine Months from the 2003 Nine Months.

      Selling and marketing - ICC.NET - Selling and marketing expenses relating to our ICC.NET service consist primarily of salaries and employee benefits, travel-related costs, rent, advertising and trade-show costs. Selling and marketing expenses related to our ICC.NET service increased $116,000 in the 2004 Nine Months from the 2003 Nine Months. Rent increased $58,000 in the 2004 Nine Months from the 2003 Nine Months due primarily to a distribution of rent to selling and marketing departments in the 2004 Nine Months. Additionally, consulting costs increased $48,000 primarily due to the use of a consultant for trade shows, and outside commissions increased $35,000 due to an increase in the use of outside sales agents in the 2004 Nine Months from the 2003 Nine Months. In addition, travel and entertainment increased $18,000 in the 2004 Nine Months from the 2003 Nine Months due to more travel to sales calls and trade shows. These increases were partially offset by forfeitures of accrued vacation due to a revision to the Company's vacation policy of $52,000 in the 2004 Nine Months from the 2003 Nine Months.

      General and administrative - ICC.NET - General and administrative expenses supporting our ICC.NET service consist primarily of salaries and employee benefits, facility costs, legal and professional fees, insurance, travel, meals and entertainment and depreciation. General and administrative costs supporting our ICC.NET service decreased $260,000 in the 2004 Nine Months from the 2003 Nine Months. Depreciation decreased $149,000 in the 2004 Nine Months primarily as a result of fewer assets being acquired and more assets becoming fully depreciated. In addition, investor relation fees decreased $78,000 resulting from discontinuing the use of an external public relations firm and performing the public relations function in house and from a decrease in state corporate taxes of $71,000 in the 2004 Nine Months from the 2003 Nine Months. Fees paid to Nasdaq decreased $64,000 in the 2004 Nine Months from the 2003 Nine Months due primarily to fees incurred for initial listing on the Nasdaq SmallCap Market in the 2003 Nine Months. These decreases were partially offset by increases in salary and employee benefits of $127,000 due primarily to strengthening of executive management through the addition of a new Chief Executive Officer and Chief Operating Officer.

      Non-Cash charges - ICC.NET - Of the non-cash charges of approximately $638,000 in the 2004 Nine Months, $534,000 relates to the adoption of FASB Statement No. 123, "Accounting for Stock-Based Compensation". In January 2004, the Company implemented a voluntary stock option exchange program under which the Company offered to exchange certain outstanding options to purchase shares of the Company's common stock held by eligible employees of the Company, with exercise prices per share greater than or equal to $11.50 per share, for new options to purchase shares of the Company's common stock. The fair value method has been applied prospectively to all employee and director awards granted, modified, or settled after July 31, 2003. Non-cash charges of $104,000 during the 2004 Nine Months relate to common stock to be issued to non-employee members of our board of directors as compensation for 2004 directors' fees. Non-cash charges of $82,000 in the 2003 Nine Months relate in part to common stock issued to non-employee members of our board of directors as compensation for 2003 directors' fees in the amount of $41,000. In addition, $33,000 of expense was recognized during the 2003 Nine Months for

INTERNET COMMERCE CORPORATION


common stock and options issued to a non-employee member of our board of directors as compensation for consulting services.

      Other income (expense) - ICC.NET - Other income increased $371,000 in the 2004 Nine Months from the 2003 Nine Months. The increase is primarily attributable to a charge in the 2003 Nine Months of $318,000 for the impairment of available-for-sale marketable securities due to a non-temporary decline in value. In addition, the Company realized a gain on the sale of marketable securities of $68,000 in the 2004 Nine Months compared to loss on the sale of marketable securities of $19,000 in the 2003 Nine Months.

Results of Operations - Service Bureau

      The following table summarizes operating results for our Service Bureau for the nine months ended April 30, 2004 and 2003:

                                                        Nine Months Ended
                                                            April 30,
                                                  ------------------------------
                                                      2004             2003
                                                  --------------   -------------

Revenue:
  Services                                         $   909,708      $ 1,196,649
                                                   -----------      -----------

Expenses:
  Cost of services                                     566,681          560,701
  Impairment of capitalized software
    development costs                                   44,983          133,960
                                                   -----------      -----------
       Total costs of services                         611,664          694,661
  Product development and enhancement                  105,122          111,506
  Selling and marketing                                 53,152          118,049
  General and administrative                           239,553          370,575
                                                   -----------      -----------
                                                     1,009,491        1,294,791
                                                   -----------      -----------

  Operating  loss                                      (99,783)         (98,142)

  Other income, net                                       --               --
                                                   -----------      -----------

  Loss before income taxes                         $   (99,783)     $   (98,142)
                                                   ===========      ===========


      Revenue - Service Bureau - Revenue related to our Service Bureau was 10% of our consolidated revenue in the 2004 Nine Months compared to 13% of consolidated revenue in the 2003 Nine Months. The service bureau's revenue was primarily generated from services performed, customer support and licensing fees. The decrease in revenue of $287,000, or 24%, was primarily the result of a decrease in its EDI service business attributable to the loss of several large customers offset by additional revenue from existing customers.

      Cost of services - Service Bureau - Cost of services relating to our Service Bureau was 62% of revenue derived from the service bureau in the 2004 Nine Months, compared to 47% of revenue derived from the service bureau in the 2003 Nine Months. Cost of services related to our service bureau consists primarily of salaries and employee benefits, product development allocation, costs of software and rent. Cost of services increased $6,000 in the 2004 Nine Months due to sales of a new version of third-party software and a $32,000 increase in the allocation of salaries and employee benefits from the product development department due to a greater number of projects requiring product development and enhancement personnel. These increases were partially offset by lower salaries and benefits of $63,000, primarily due to a decrease in headcount to 10 in April 2004 from 14 in April 2003, and a $21,000 decrease in amortization expense. Cost of services - impairment of capitalized software of $45,000 in the 2004 Nine Months and $134,000 in the 2003 Nine Months represent impairment of capitalized software for in-process projects that management decided, due to unfavorable market conditions now and in the foreseeable future, not to complete.

      Product development and enhancement - Service Bureau - Product development and enhancement costs consist primarily of salaries and employee benefits, product development allocation to other departments and rent. Product development and enhancement costs incurred by our service bureau decreased $6,000 in the 2004 Nine Months from the 2003 Nine Months. This decrease was primarily attributable to an increase of $36,000 in the allocation of salaries and employee benefits from the product development and enhancement department to the cost of service department for non-development work.

INTERNET COMMERCE CORPORATION


This was offset by $16,000 in capitalized labor costs for developed software in the 2003 Nine Months with no amounts capitalized in the 2004 Nine Months. Additionally, salary and employee benefits increased $13,000 in the 2004 Nine Months primarily due to an increase in headcount to 4 in April 2004 from 3 in April 2003.

      Selling and marketing - Service Bureau - Selling and marketing expenses relating to our service bureau consist primarily of salaries and employee benefits. Selling and marketing decreased $65,000 in the 2004 Nine Months from the 2003 Nine Months primarily due to a decrease in salaries and employee benefits of $54,000 as of result of a decrease in headcount to 1 in 2004 Nine Months from 3 in 2003 Nine Months, and $14,000 in severance payments in the 2003 Nine Months compared to no severance payments in the 2004 Nine Months.

      General and administrative - Service Bureau - General and administrative expenses relating to our service bureau consist primarily of salaries and employee benefits, intercompany allocations, depreciation, rent, telephone and office expenses. The decrease in general and administrative expenses of $131,000 in the 2004 Nine Months from the 2003 Nine Months is primarily attributable to a decrease in salaries and employee benefits of $158,000 as a result of a staff reduction to 2 employees in the 2004 Nine Months from 4 employees in the 2003 Nine Months. In addition, depreciation expense decreased $18,000 in the 2004 Nine Months from the 2003 Nine Months as a result of fewer assets being acquired and more assets becoming fully depreciated resulting in a lower depreciable base. This was partially offset by an increase of $45,000 in general and administrative support staff salary and benefits allocated by ICC.NET to the Service Bureau in the 2004 Nine Months.


Liquidity and Capital Resources

      Our principal sources of liquidity, which consist of unrestricted cash and cash equivalents, increased to $4,989,000 as of April 30, 2004 from $2,375,000 as of July 31, 2003.

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

      On April 20, 2004, the Company completed a private placement of common stock and warrants to purchase shares of common stock (the "2004 Private Placement") that provided aggregate gross proceeds of approximately $4,955,000.

      In the 2004 Private Placement the Company sold 2,831,707 shares of class A common stock and warrants to purchase 849,507 shares of our class A common stock. These warrants are exercisable for five years commencing on October 20, 2004 at an exercise price of $2.22 per share.

      In connection with the 2004 Private Placement, the Company incurred fees and expenses of $713,602, of which $423,274 was paid in cash at closing, $64,423 is payable in cash and $225,905 was paid by issuing warrants to purchase 283,170 shares of class A common stock. These warrants have substantially the same terms as the warrants issued in the 2004 Private Placement. No directors, officers or entities with which the Company's directors, or officers are affiliated participated in the 2004 Private Placement.

INTERNET COMMERCE CORPORATION


      These proceeds will be used for funding growth initiatives and general working capital, which may include any agreements we may enter into with Microsoft Corporation.

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

      On May 30, 2003, the Company executed an Accounts Receivable Financing Agreement ("Financing Agreement") with Silicon Valley Bank ("the Bank") with a term of one year. Under the Financing Agreement, the Company may borrow, subject to certain conditions, up to 80% of its outstanding accounts receivable up to a maximum of $2,000,000. The applicable interest rate is the prime rate plus .35% plus a collateral handling fee equal to .20% on the average daily outstanding receivable balance, and interest is payable monthly. The Financing Agreement contains certain restrictive covenants that are customary for a commercial transaction of this type, including, without limitation, restrictions on the disposition or encumbrance of the collateral pledged to the Bank, restrictions on incurring additional indebtedness and restrictions on the payment of dividends and the redemption or repurchase of any capital stock. In addition, the Company is required to maintain at all times a ratio of Quick Assets (i.e., consolidated, unrestricted cash, cash equivalents, net accounts receivable and investments with maturities of fewer than 12 months determined according to
GAAP) to Current Liabilities (i.e., all obligations and liabilities of the Company to Bank, plus, without duplication, the aggregate amount of the Company's total liabilities which mature within one (1) year) minus Deferred Revenue (i.e., all amounts received in advance of performance under contracts and not yet recognized as revenue) of at least 1.10 to 1.0. The Bank has been granted a security interest in substantially all of the Company's assets. In connection with the Financing Agreement, the Company issued the Bank warrants to purchase 40,000 shares of the Company's class A common stock. The warrants are immediately exercisable at an exercise price of $1.39, equal to the fair market value of the Company's class A common stock on the date of closing of the Financing Agreement. The warrants are exercisable for a seven-year period. The fair value of the warrants in the amount of approximately $34,000 will be amortized to interest expense over the term of the Financing Agreement. During the three and nine-month periods ended April 30, 2004 the Company recorded interest expense in the amount of approximately $8,300 and $25,500, respectively, for the amortization of the fair value of the warrants. On October 22, 2003, the Company and the Bank amended the Financing Agreement to

INTERNET COMMERCE CORPORATION


extend the term of the agreement to August 31, 2004. At April 30, 2004, there was approximately $647,000 outstanding under the Financing Agreement. Subsequent to April 30, 2004, we repaid the entire amount outstanding as of April 30, 2004 under the Financing Agreement, eliminating our debt.

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

Consolidated Working Capital

      Consolidated working capital increased to $4,937,000 at April 30, 2004 from $1,700,000 at July 31, 2003. This increase is due to a $2,613,000 increase in cash and marketable securities, and a decrease of $845,000 in accounts payable and accrued expenses as well as continued operating losses during the 2004 Nine Months. In addition, at April 30, 2004, the Company had outstanding short-term borrowings of $647,000 under its Accounts Receivable Financing Agreement. There were no amounts outstanding under this Agreement at July 31, 2003.

Analysis of Cash Flows

      Cash used in operating activities was $2,355,000 in the 2004 Nine Months compared to $1,544,000 in the 2003 Nine Months. The increase in the 2004 Nine Months is primarily the result of decreases in accounts payable and accrued expense of $847,000 and continued cash operating losses. Excluding the effects of a collection from Triaton of a receivable for $1,500,000 in October 2002, cash used in operating activities would have decreased by $689,000 in the 2004 Nine Months from the 2003 Nine Months. The cash used in operating activities during the 2003 Nine Months was primarily the result of cash operating losses during the 2003 Nine Months and a decrease in accounts payable and accrued expenses of $743,000 offset by the collection from Triaton of a receivable of $1,500,000 in October 2002.

      Cash provided by investing activities increased to $74,000 in the 2004 Nine Months from $16,000 used in investing activities in the 2003 Nine Months. Cash provided by investing activities in the 2004 Nine Months primarily resulted from the sale of marketable securities of $134,000 offset by expenditures from the purchase of property and equipment of $60,000. Cash used in investing activities in the 2003 Nine Months was primarily the result of $55,000 of proceeds from the sale of marketable securities, offset by the purchases of property and equipment of $56,000 and capitalized software of $16,000.

      Cash provided by financing activities was $4,986,000 in the 2004 Nine Months compared to $1,750,000 in the 2003 Nine Months. Cash provided by financing activities in the 2004 Nine Months is primarily the result of net proceeds from the issuance of common stock and warrants of $4,468,000 and financing agreement borrowing of $647,000, offset by payments of capital leases of $115,000. Cash provided by financing activities in the 2003 Nine Months was primarily due to the net proceeds of approximately $1,704,000 from the April private placement and subscription received in advance for common stock and warrants of $195,000, offset by payments of capital leases of $149,000.

Recent Accounting Pronouncements

      In July 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 supersedes Emerging Issues Task Force Issue No. 94-3, "Liability Recognition

INTERNET COMMERCE CORPORATION


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

      In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("Interpretation No. 46") and in December 2003 issued FIN No. 46 (Revised) ("FIN 46R") to address certain FIN 46 implementation issues. FIN 46R also requires additional disclosures by primary beneficiaries and other significant variable interest holders. Interpretation No. 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Company adopted Interpretation No. 46 on January 31, 2003. The adoption of this standard did not have a significant impact on the Company's consolidated financial position or results of operations.

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

      The Company is primarily exposed to interest rate risk and credit risk.

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

Item 4. Controls and Procedures

      Our management, including our chief executive officer and our principal accounting officer, have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of April 30, 2004, pursuant to Exchange Act Rules 13a-15(e) and 15(d)-15(e). Based upon that evaluation, our chief executive officer and our principal accounting officer have concluded that as of such date, our disclosure controls and procedures in place are adequate to ensure material information and other information requiring disclosure is identified and communicated on a timely basis.

INTERNET COMMERCE CORPORATION


PART II.  OTHER INFORMATION
--------  -----------------

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

        None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits.

      31.1 Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

      31.2 Certificate of the Corporate Controller (Principal Accounting Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

      32.1 Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      32.2 Certification of the Corporate Controller (Principal Accounting Officer) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


(b)   Reports on Form 8-K

      Current Report on Form 8-K dated March 16, 2004 (Items 5, 7 and 12). Current Report on Form 8-K dated March 31, 2004 (Items 5 and 7). Current Report on Form 8-K dated April 6, 2004 (Items 5 and 7). Current Report on Form 8-K dated April 20, 2004 (Items 5 and 7).

                                   SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  June 18, 2004

                                    INTERNET COMMERCE CORPORATION


                                    by: /s/ Thomas Stallings
                                       -----------------------------------
                                       Thomas Stallings
                                       Chief Executive Officer

                                    by: /s/ Michael E. Piccininni
                                       -----------------------------------
                                       Michael E. Piccininni
                                       Corporate Controller
                                       (Principal Accounting Officer)