Form 10-K
period 2004-07-31
INTERNET COMMERCE CORP
filed 2004-10-29
CIK 894738

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

|X| Annual report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the fiscal year ended July 31, 2004
                                      OR
|_| Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from ____ to ____

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

      Class A Common Stock, $.01 par value

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X|No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes |_| No |X|

      As of October 27, 2004 the issuer had outstanding 19,057,230 shares of Class A Common Stock. The aggregate market value of the Class A Common Stock held by non-affiliates as of October 28, 2004 was approximately $15,756,865, based on a closing price for the Class A Common Stock of $0.93 on the Nasdaq SmallCap Market on that date.

                       DOCUMENTS INCORPORATED BY REFERENCE

      The information required to be filed by Part III (Items 10, 11, 12, 13 and
14) is incorporated by reference from portions of the Registrant's proxy statement in connection with its 2004 Annual Meeting of Stockholders. The Compensation Committee Report, Stock Performance Graph and Audit Committee Report of the Registrant's proxy statement are expressly not incorporated herein by reference.

================================================================================

                          INTERNET COMMERCE CORPORATION

                           ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS


PART I   .................................................................    1
         Item 1. Business.................................................    1
         Item 2. Properties...............................................   12
         Item 3. Legal Proceedings........................................   12
         Item 4. Submission of Matters to a Vote of Security
                   Holders................................................   12
PART II  .................................................................   13
         Item 5. Market for Internet Commerce Corporation's Common
                   Equity and Related Stockholder Matters.................   13
         Item 6. Selected Consolidated Financial Data.....................   15
         Item 7. Management's Discussion and Analysis of
                   Financial Condition and Results of Operations..........   16
                 Risk Factors.............................................   35
         Item 7A.Quantitative and Qualitative Disclosures About
                   Market Risk............................................   40
         Item 8. Financial Statements and Supplementary Data..............   41
         Item 9. Changes in and Disagreements with Accountants
                   on Accounting and Financial Disclosure.................   41
         Item 9A. Controls and Procedures.................................   41
         Item 9B. Other Information.......................................   41
PART III .................................................................   42
         Item 10. Directors and Executive Officers .......................   42
         Item 11. Executive Compensation..................................   42
         Item 12. Security Ownership of Certain Beneficial Owners and
                    Management............................................   42
         Item 13. Certain Relationships and Related Transactions..........   42
         Item 14. Principal Accounting Fees and Services..................   42
PART IV  .................................................................   43
         Item 15. Exhibits, Financial Statement Schedules and
                    Signatures............................................   43

                                     PART I

Item 1.  Business

      This annual report on Form 10-K contains a number of "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Specifically, all statements other than statements of historical facts included in this annual report regarding our financial position, business strategy and plans and objectives of management for future operations are forward-looking statements. These forward-looking statements are based on the beliefs of management, as well as assumptions made by and information currently available to management. When used in this annual report, the words "anticipate," "believe," "estimate," "expect," "may," "will," "hope," "continue" and "intend," and words or phrases of similar import, as they relate to our financial position, business strategy and plans, or objectives of management, are intended to identify forward-looking statements. These statements reflect our current view with respect to future events and are subject to risks, uncertainties and assumptions related to various factors including, without limitation, those described starting on page 35 of this annual report under the heading "Risk Factors" and in our registration statements and periodic reports filed with the Securities and Exchange Commission under the Securities Act and the Exchange Act.

      Although we believe that our expectations are reasonable, we cannot assure you that our expectations will prove to be correct. Should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described in this annual report as anticipated, believed, estimated, expected, hoped or intended.

      References in this annual report to "ICC," "we," "us," and "our" refer to Internet Commerce Corporation and our wholly-owned subsidiaries on a consolidated basis, unless otherwise stated.

Overview

      Internet Commerce Corporation is a pioneer in the use of the Internet for business-to-business (B2B) e-commerce solutions. Thousands of customers rely on our solutions, expertise and support to help balance cost, fit and function required to meet their individual requirements for coordinating communications with their trading partners in compliance with the specifications of their trading partners. We are a trusted provider of business-to-business solutions to businesses, regardless of size and level of technical sophistication. With our sophisticated technological capabilities, industry-focused initiatives and expertise, focus on business requirements and an expert support team, we help enable our customers' strategies to conduct business electronically.

      Organizationally, our operations are comprised of two segments:

      o     ICC.NET(TM) segment

      o     Service Bureau segment

      These segments are complementary to each other and support our ability to provide solutions to many different kinds of enterprises, from sole proprietorships to large corporations, operating in a variety of industries and business model formats.

      Our principle executive offices are located at 805 Third Avenue, Ninth Floor, New York, New York 10022, and our telephone number at that location is 212-271-7640. We plan to relocate our executive offices to Atlanta, Georgia in January, 2005. See "Property."

Industry Background

      During the past decade, enterprises have focused on improvement within their "four walls" to enhance revenue growth, cash flow and asset productivity. This focus led to substantial investment in enterprise systems and other technologies that enable an "internally-aligned" business model to streamline processes and maximize efficiencies of supply chain operations. As organizations aligned their business models for internal supply chain effectiveness, they began to recognize that looking beyond their "four walls" was necessary to continue to broaden supply chain connections.

      To that end, businesses started to establish strategies and programs to extend and manage supply chain processes outside the "four walls" of their enterprises. A critical requirement for those initiatives was the creation of a networked system in which trading partners could transmit information to and from one another in a secure and reliable manner.

      The requirement to create and support this network led to the emergence of technology companies that developed core competencies in business-to-business connectivity. Those core competencies have evolved over time to exploit the Internet to handle information exchange requirements consistently, securely, reliably and efficiently, including:

      o     Exchange of real-time transactions electronically;

      o     Compliance with unique hub specific and industry-specific standards;

      o Conformity to the requirements for use of radio frequency identification devices chips and synchronized product data; and

      o     Communication with and management of trading partners of all sizes.

Company Background

      Internet Commerce Corporation was incorporated in the State of Delaware in 1991 under the name Infosafe Systems, Incorporated.

      ICC combines knowledge of procurement processes, expertise in electronic data interchange (EDI), and capabilities of the Internet for business-to-business transaction workflows. As a pioneer in the use of the Internet for business-to-business e-commerce solutions, we exploited the Internet's capabilities to enable trading partners to exchange information just as the Internet was entering mainstream commerce. We were able to offer e-commerce solutions with significantly more user benefits at a lower price than the competition. We believe that our entrance into a traditional market changed the dynamics of the industry.

      Initially, we offered complementary products and services designed to enable paperless electronic commerce among trading partners. Our flagship service, the ICC.NET value added network, was the mechanism to launch and grow our revenues.

      Through July 2000, we were entirely focused on ICC.NET value added network services that allowed for the secure exchange of business-to-business electronic forms and data files. Recognizing that the market required a more complete range of services, we made two acquisitions during fiscal year 2001, as follows:

      o We acquired Intercoastal Data Corporation (IDC) in August 2000 for its service bureau; and

      o We acquired Research Triangle Commerce Incorporated (RTCI) in November 2000 for its professional services.

      These acquisitions enabled us to offer a range of services to support customers seeking to expand their e-commerce trading communities and to bridge legacy systems to the Internet. With these newly acquired businesses, we were able to offer complementary services that furthered our image in the industry and expanded our business model.

      This year, we began to realign our business with the cessation of a non-profitable service and the investment in a strategic growth opportunity.

      o We ceased providing our e-commerce and electronic data interchange education and training services in February 2004.

      o We acquired Electronic Commerce Systems, Inc. (ECS) in June 2004 for its service bureau and software products.

      With the ECS acquisition, our focus broadened from selling value added network services and we expanded our ability to provide e-commerce solutions. ECS provides Internet-based services, software and service bureau services for the e-commerce business-to-business communication service market.

Business Strategy

      Our objective is to extend our position as an innovator and leader in business-to-business connectivity and communication. We hope to achieve this objective by delivering software, services and solutions that help our customers successfully interconnect and exchange information electronically. To accomplish our objectives, we employ the following strategies in both our business segments:

      o Develop innovative offerings. In order to provide on-going value to our customers, we continue to focus our product development resources on the enhancement of existing offerings and the development of new offerings that address evolving market needs and industry standards. We intend to develop superior and broad solutions, founded upon innovation, to address all aspects of trading community enablement and management.

      o Increase brand awareness. We have an integrated marketing approach, which is designed to employ and interweave a variety of marketing disciplines with a consistent delivery of marketing messages. By instituting an integrated approach to different media and distribution points, we hope to build awareness and reputation and achieve sustainability and coverage over time.

      o Provide a single point of accountability for trading communities. Our range of products and services offer the functionality and scalability to enable trading partners of different sizes with unique business models, diverse company infrastructures and various levels of technical sophistication to electronically transport, route and deliver information seamlessly, reliably and securely, regardless of communication protocol or data format.

      o Expand strategic alliances and indirect sales channels. We are establishing and expanding strategic alliances and partnerships in order to generate business growth outside the United States. By leveraging complementary technologies, business resources and diverse domain expertise, we have the opportunity to expand our offerings in the marketplace, increase our value to customers and extend our reach into new industries.

      o Acquire or invest in complementary businesses. We intend to pursue acquisitions that provide us with complementary service offerings, expand our geographic presence and distribution channels and/or further solidify our competitive position.

Products and Services

      We provide offerings that enable a long-term relationship, add value to ever-evolving supply chain structures, and offer migration paths for business model evolutions. With our broad range of offerings, we offer solutions that power and optimize reliable, secure, and real-time transaction workflows within and across trading communities.

ICC.NET Segment

      Network Services. ICC.NET is a complete value added network (VAN) solution which meets electronic data interchange requirements in a secure, reliable, available and flexible environment - all at an affordable price to enable the movement of information seamlessly and efficiently and expedite transaction processing regardless of file size, communication protocol or data format.

      Our ICC.NET basic service includes:

      o Alert System: ICC.NET provides proactive alerts to document processing events, transmission issues or delivery receipts. The alerts are received by the customer based on the preferred method for communication: email, text messaging or fax. With ICC.NET's real-time alert system, our customers are able to respond to their trading partners and address critical supply chain events immediately.

      o Archival Storage: ICC.NET archives the information sent and received on-line for a period of 30 days and off-line for several years. ICC.NET's archival storage provides our customers with a safety net should they need to resend or review a document or data. A longer on-line archival period is available with our ICC.ARCHIVE service capabilities.

      o Audit Trails: ICC maintains detailed audit trails of all set-up, configuration and document transmission events. By accessing audit trail information, ICC's Technical Support team has the ability to conduct the analysis required to answer questions and address issues.

      o Connectivity Options: ICC.NET provides a variety of communications options. FTP communications is included with the basic service. Other options are available with our ICC.COMMS service capabilities. With ICC.NET's connectivity options, our customers can select from multiple communication protocols and options to ensure effective communications within a trading community of diverse communication protocols and security standards.

      o Information Transmission and Exchange: ICC.NET improves the basic infrastructure of electronic communications by providing intelligent messaging and real-time routing using the Internet, which incorporates the speed, security, reliability, ease-of-use and flexibility for our customers' business-to-business connectivity.

      o Platform and Standard Independence: ICC.NET enables trading partners with unique business models, diverse company infrastructures and various levels of technical sophistication to transport, route and deliver information seamlessly, reliably and securely regardless of IT infrastructure, communication protocol or data format.

      o Protected Data Center: ICC.NET's redundant servers are housed in the facility built for the New York and American Stock Exchanges. ICC.NET servers are secured by guards 24 hours a day, seven days a week, every day of the year, "man-trap" doorways and card-key access. All visitors to the facility must be personally escorted at all times.

      o Real-time Data Transmission: ICC.NET delivers information in real-time, on a schedule or on an ad-hoc basis for customers and their trading partners. Real-time transmission reduces the problems inherent in batch delivery, such as the potential for corruption of data and time delays in delivery.

      o Reporting: ICC.NET provides a wide selection of on-line, real-time reports. Reports may be accessed on-line or batch and delivered to our customers through a browser, email or EDI system.

      o Reliable and Secure Transmission: ICC.NET offers a variety of industry-standard encryption solutions to provide secure and reliable transmissions over high-speed connections to the Internet. Every transaction is authenticated and provides for non-repudiation to secure supply chain communications.

      o Technical Support: We provide U.S. based support representatives, 24 hours a day, seven days a week, every day of the year to set up accounts, initiate proactive communications, solve problems or answer questions.

      o Web-based document manager: ICC.NET enables customers to the view time stamp documents and transaction events through the use of our real-time java-applet. The applet offers control over data, including the flexibility to acknowledge, view, send, receive, hold, release, sort or search documents and other data files.

      Charges for our ICC.NET service are based upon the amount information that customers transmit through our network to their trading partners.

      For additional fees, our ICC.NET service can be extended with service capabilities that augment the basic services and meet requirements that are unique to businesses or trading communities. Those services are priced in various ways, depending upon the service selected, and include:

      o ICC.ARCHIVE: We support extended on-line archiving beyond the standard 30 day period.

      o ICC.CATALOG: We provide a fully-capable, VICS compliant EDI catalog system with full EDI support as well as browser-based web capability.

      o ICC.COMMS: We offer a variety of customized communication options including Internet-based, AS2 and browser-based accessibility with added security provided by VPN, PGP and frame relay to meet unique communication requirements.

      o ICC.CONNECT: We connect to more than 50 private networks, public interconnects, exchanges, service bureaus and value added networks.

      o ICC.DATA SYNC: ICC.NET, which has received industry-standard approval and certification for UCCnet(TM) services, is capable of transforming and transmitting global data synchronization attributes to and from the UCCnet data pool.

      o ICC.FAX: We provide real-time and cost-effective EDI-to-fax capabilities for any document to any fax machine worldwide.

      o ICC.INFOSAFE(TM): We enable the publishing of virtually any file type to a large number of subscribers effectively and efficiently.

      o ICC.MBN: We provide an EDI gateway service to bridge Microsoft Business Network customers to their EDI-enabled trading partners.

      o ICC.TRANSLATE: We provide in-line translation capabilities for any data format, including EDI, flat file, XML and many others.

      Managed Services. We offer a wide-range of Managed Services to simplify business-to-business connectivity, including the management of initiatives and programs and facilitation of the on-going alignment within business strategies.


      o ICC EDI Infrastructure and Process Outsourcing: We offer a cost-effective alternative to internal management of the day-to-day operations and projects required to exchange supply chain information with trading partners. By leveraging our extensive experience in the industry, knowledge of industry trends and direction and understanding of trading partner requirements, we manage our customers' operational environments and transaction workflows as well as strategic projects, from concept through solution delivery, to optimize the extended supply chains.

      o ICC Trading Partner Enablement and Management: We utilize our resources, experience and service offerings to help manage the complex tasks and various requirements associated with integrating our customers' trading partners into their supply chains. Our process begins with a survey that is designed to develop the information required to customize a program based upon the readiness of the trading partner participants. As a result of the survey, we develop, implement and manage an integrated solution that allows our customers and its trading partners to communicate electronically in an efficient and effective way.

      Our Managed Services involve customized pricing that can include a combination of fixed pricing, hourly fees, set-up fees and transaction fees.

      Consulting and Professional Services. We offer consulting and professional services that assist customers with all phases of an e-commerce communication and connectivity initiative, including planning, analyzing, designing and constructing solutions. Our professional services unit assists clients to conduct business electronically through a continuation of services including e-Consulting, data transformation mapping (EDI, EAI, XML) and internetworking.

      o e-commerce Consulting: We bring subject matter expertise to help customers achieve the intended results of their initiatives. The professionals in our consulting teams conduct an independent, fact-based business assessment and analysis of the customer's current systems to identify gaps in technology, resources and skills required to enable business-to-business connectivity through e-commerce. At the conclusion of the consulting engagement, our consultants deliver a blue print to achieve the desired state of supply chain compliance, coordination and collaboration.

      o EDI Mapping Factory(R): Our technical experts provide EDI data mapping services to enable the translation between different data formats. The EDI Mapping Factory conducts mapping using a variety of translators on multiple platforms and employs data transformation services for database conversions, customer-specific files, and other tasks involved in the care and movement of documents and data files.

      Our Consulting and Professional Services are charged on an hourly basis, although occasionally we enter into fixed price contracts for these services.

Service Bureau Segment

      EC Service Center. At our EC Service Center, our professionals serve as an extension of our customers' organizations by performing activities that enable participation in the extended supply chain, including:

      o EDI-to-Fax - We receive our customers' electronic formatted information, convert it into a fax-readable file and route that information to our customers' fax machines or email accounts.

      o Fax-to-EDI - When the customers are ready to respond, we receive their information via a fax or email. That information is then entered into a Web form and transmitted to the trading partner in a format that is consistent with trading partner specifications.

      o Labels - For suppliers who are required to send an Advanced Ship Notice to comply with retailers' requirements, we generate and print UCC-128 case labels. Those printed labels are sent to our customers so they can be applied to the cartons that will be shipped to a retailer. We also print UPC stickers, tickets and hang tags for our customers.

      o UPC Catalog - We update on-line UPC catalogs for our customers. Once we have received our customer's electronic or hard-copy product information, we use that information to generate the necessary EDI transaction and send it to the catalog service provider. Through this process, our customer's product information is added, updated or deleted from the UPC catalog.

      Our Service Center enables customers to source electronic commerce solutions reliably, without excessive investments. Our customers are billed monthly for only the services they use.

      Software Solutions. We also offer software solutions that are designed to enable the management and exchange of vital information between trading partners and that address a range of requirements for operations within the extended supply chain. The applications operate on Microsoft Windows computing platforms, feature "plug-and-play" installation, inter-operate with many pre-packaged accounting systems and integrate easily to existing processes. Our software includes:

      o Performance EDI: The software enables the connection and communication with trading partners cost-effectively by providing a comprehensive solution for EDI translation. Performance EDI is an easy-to-use application featuring a large collection of pre-configured transaction maps, and connectivity to public and private transaction networks. Key benefits include the ability to:
            (1) implement rapidly using pre-configured trading partner information; (2) keep up-to-date with new mandates by downloading new maps directly into the application; and (3) comply with trading partner mandates through support for all major EDI documents and standards.

      o Order Manager Software: We simplify and improve order management in the front and back offices, while enabling the exchange of orders as standards-based electronic transactions within trading communities. Order Manager Software automates the handling, processing, transmission and receipt of orders, Advanced Ship Notices and invoices in accordance with preferred formats and specified instructions. Key benefits include the ability to: (1) pick and pack according to specified instructions; (2) catch errors in the picking process by matching the item to the order; (3) create Advance Ship Notice and invoice for each sales order; (4) generate UCC128 case labels and batch print using a thermal transfer printer; (5) combine case and shipping information for consistent record keeping; and (6) translate EDI information to an in-house format and visa versa.

      o Retail Product Manager: This application integrates seamlessly into our other software products and provides the automation to keep UPC codes up-to-date. Key benefits include the ability to: (1) keep existing UPC codes current and generate new ones in accordance with the proper standards; (2) create, add, track and delete UPC codes for the retailers' catalogs; (3) utilize National Retail Foundation guidelines to track active, inactive and dead UPC codes; (4) transform UPC information into an electronic format for trading partner information exchange; and (5) print UPC codes on bar code labels for warehouse handling.

      With our software solutions, we offer our customers timely upgrades and enhancements for technology advancements, improved functionality, new industry standards and trading partner compliance. This customer support program is available for an annual fee, paid in advance.

      Hosted Web Applications. We also offer hosted Web applications, giving our customers an alternative to operating and supervising an electronic data interchange environment. Simply by accessing a Web browser, our customers have the technology required to participate in electronic data interchange with their trading partners. Our hosted Web applications include:

      o ICC Order Management Services: For suppliers and manufacturers, we simplify the retailers' compliance mandates. ICC Order Management Services provide our customers with immediate access to ready-made EDI-to-forms and forms-to-EDI that comply with the retailers' preferred formats and standards. By utilizing our connections in the retail industry and employing our Web application development expertise, we keep abreast of changes in the retailers' formats and industry's standards and automatically incorporate those changes in our Order Management Service.

            In addition to helping meet retailer mandates, our Order Management Services add sales order processing functionality. Using a standard Web browser, we automate the receipt of electronic transactions, giving the warehouse visibility to orders that require packing and shipping, and we complete the order process by preparing and sending invoices and shipping notices. Customers can also print their UCC128 case labels.

      o ICC Sell-Thru, Analysis & Reporting: We provide a Web application that presents sell-through data compiled from the items sold, inventory on-hand and product levels for current and prior periods at retail locations in an easy-to-navigate interface. The easy-to-navigate interface offers a mechanism for the interpretation of valuable data on product movement and retail performance.

      Our hosted Web applications are available for set-up and service fees. We charge additional transaction fees for Order Management Services.

      Global Data Synchronization. At the end of fiscal year 2004, we launched a solution that leverages the services offered in both our business segments to capitalize on a supply chain initiative, commonly referred to as Global Data Synchronization, to eliminate the inefficient and error-prone approaches for exchanging and updating item information in buyer and seller systems.

      Our broad range of solutions to address Global Data Synchronization meet the needs of customers of all sizes in retail, distribution, and manufacturing industries. As a certified UCCnet(TM) Solution Partner, we have completed a certification process to ensure standards-compliance, technical expertise, solution requirements and implementation tasks in accordance with UCCnet standards.

      o Education: We deliver education designed to help customers understand the Global Data Synchronization program. The course includes an overview of data synchronization, an explanation of the GLN and GTIN numbering systems, a synopsis of data pools and the global data registry and an examination of a data synchronization implementation plan. At the conclusion of the class, customers have explored all aspects of data synchronization and examined alternative strategies for implementation.

      o Consulting: We help develop an overall strategy and determine the best technical approach for becoming data-sync-enabled. Working with the customer, we conduct a business assessment and analyze the customer's current systems to identify gaps in technology, resources and skills required to align data items, create a master catalog, connect to UCCnet and synchronize the information. At the conclusion of the consulting engagement, the customer has a blueprint to achieve UCCnet compliance.

      o EDI Mapping Factory: We provide the expertise required to establish and apply the data conversion rules to convert the flat file to XML for outbound transmission and the XML to HTML or flat file for inbound messages.

      o Connectivity: ICC.NET network service, which has received Drummond Group approval and UCC certification for UCCnet services, utilizes its AS2 connectivity capabilities to transmit data reliably, securely and efficiently between the source / recipient data pools and the UCCnet global registry.

      o Outsourcing: Using UCCnet certified software, we will provide a hosted solution that offers a simplified way to allow many retailers, distributors and manufactures to receive the expertise from trained professionals and technology from a certified solution partner to validate item data, push information to UCCnet registry and receive compliance to mandates.

      o Software: We have partnered with a leading software company to provide an integration solution for supply-side companies. The software, a UCCnet certified solution, is a full-function application for maintaining, managing and synchronizing item data. It includes the ability to integrate business systems with disparate data sources.


ICC Organizations

      The following company wide organizations play key roles in our delivery of value to customers in both our business segments.

      Product Development

      Our product development efforts are focused on adding enhanced and new functionality to existing products, integrating the various product offerings into our services delivery, supporting new and advanced technologies and developing new products. Our success will depend in part upon our ability to adopt technology and industry trends, respond to customer requirements and market opportunities and incorporate emerging standards into our existing and new products and services. To that end, our development efforts center on requirements and features that have been identified through market research, customer interactions, standards announcements and competitive analysis. As a result, we intend to continue to offer products and services with increasing functionality and scalability to meet the needs of customers regardless of size and technical sophistication.

      We conduct our development efforts in the United States. Most of our development projects are performed internally; however, some projects require specialized skills that are acquired through an outsourced arrangement with contractors based in the United States.

      Our research and development expenses for the years ended July 31, 2004, 2003 and 2002 were approximately $953,000, $1,111,000 and $977,000, respectively.

      Customer Support, Technical Support and Maintenance

      By offering U.S.-based customer and technical support, we help our customers maximize their investment in the offerings that connect them to their trading partners and enable electronic information exchange. Our goal is to ensure customer satisfaction each time a customers calls us to set up an account, solve a problem, answer a question and provide a product upgrade.

      Our Customer and Technical Support Centers consist of teams of professionals who work together to provide dependable and timely resolution to customer support and technical inquiries. For complex problems, our Customer and Technical Support Center teams have immediate access to the experts in our development laboratories, consulting organizations and IT operations, as required.

      Sales and Marketing

      We employ a hybrid sales strategy to leverage a complementary and adequate coverage structure, capitalize on a balanced cost model and establish a comprehensive management system. Deployed in conjunction with a customer relationship management system, this hybrid model allows us to measure and refine the allocation of resources to more effectively manage account coverage and sales structure costs.

      We support how customers buy today while providing them with a knowledge base to gain customer confidence. Our multi-disciplined direct sales team consists of regional sales managers, inside sales representatives, technical sales representatives and a sales support professional. Matching sales skills to selling models, we deploy our inside sales resources to complete most of the transactional selling while utilizing our regional sales manager resources for consultative / strategic selling. Our technical sales representatives and sales support professional work with the regional sales managers and inside sales representatives to increase sales by performing the pre-sales and sales support activities associated with generating new business, ensuring customer satisfaction and strengthening customer relationships. In addition, our senior management takes an active role in our sales efforts.

      Although direct selling has been our primary focus, we intend to significantly increase our efforts to utilize indirect sales channels. Through arrangements with agents, resellers and other solution providers, we intend to sell to companies around the world and expand our reach into markets that we do not service directly. We believe that our broad array of innovative service offerings enable a wide variety of companies to recommend, market and sell our services.

      Our marketing efforts consist of a variety of programs to support our sales efforts, including:

      o     Customer marketing arrangements
      o     Direct mail
      o     e-Marketing
      o     Channel marketing
      o     Publicity
      o     Sales literature, presentations and tools
      o     Seminars
      o     Speaking engagements
      o     Trade shows
      o     Web site marketing

Customers

      To date, our customers have been retailers, manufacturers, distributors, and transportation providers in a variety of industries, including apparel, consumer packaged goods, financial, grocery, media, pharmaceutical, publishing, retail, third-party logistics and transportation. As of July 31, 2004, we provided services to approximately 2,200 customers, of which approximately 1,115 subscribed to our ICC.NET value added network service. The following table sets forth a representative list of our customers as of July 31, 2004.

Ace Hardware                             Nordstrom.com
Aerosoles                                Omni Sporting Goods
Alstom Power                             Philip Morris
Bed, Bath & Beyond                       Pearson Education
Birds Eye Foods                          Random House
CIT Group                                Reinhart FoodService
Colgate Palmolive                        Revlon Consumer Products
CVS                                      Sealy Incorporated
Eveden Incorporated                      Simon and Schuster
GlaxoSmithKline                          Shamrock Foods Staples
Happy Kids                               The Sak
Harper Collins Publisher                 Time Warner Book Group
Ingram Entertainment                     Trustmark National Bank
Lady John                                Union Planters National Bank
Linens-n-Things                          University of Alabama
Jones Apparel Group USA                  ViewSonic Corporation
McGraw Hill                              Verizon Wireless
Modine Manufacturing                     Winn-Dixie Stores
National Industries for the Blind

      For the fiscal years ended July 31, 2004 and 2003, no single customer accounted for more than 10% of our consolidated revenue.

Competition

      Our products and services are targeted at customers who utilize e-commerce business-to-business transactions, which is a mature, fragmented and competitive industry described by the following characteristics:

      o Competitive pressures are intense, focusing on an increase in market share;
      o Growth and increasing profitability require companies to take market share away from competitors;
      o The industry is consolidating to a smaller number of key participants;
      o Severe price competition leads to lower revenues and profits for all participants; and
      o     Profitability erosion has forced companies out of the industry.

      We believe that we compete favorably in each of the foregoing seven principal factors. We also believe that the combination of our technology, performance and breadth of offerings is an important competitive factor.


      The principal competitive factors affecting our market are:

      o     Compliance with industry standards;
      o     Functionality and features of offerings;
      o     Level of customer and technical support;
      o     Price of services;
      o     Reliability, security and availability of services;
      o     Technical and industry expertise; and
      o     Vendor and offering reputations.

      We believe that we compete favorably in each of the foregoing seven principal factors. We also believe that the combination of our technology, performance and breadth of offerings is an important competitive factor.

      We face a significant number of competitors, ranging from very large enterprises or divisions of very large companies to a number of relatively small organizations, including:

      o Corporate Information Technology departments of current customers or prospects that are capable of internal solution development and support;

      o Large companies with broad and diverse offerings, including a division that offers business-to-business information exchange services, such as IBM;

      o Large e-Commerce business-to-business vendors with a broad array of service offerings, including Global eXchange Services (GXS), Sterling Commerce and Inovis, Inc.; and

      o Small companies with a core competence in a particular industry, including companies such as Pubnet in the publishing industry and Covisint in the automotive industry.

      These competitors are diverse in terms of their histories, business models, corporate strategies, financial strength, name recognition, company reputation, customer base and breadth of offerings.

      Many of our large competitors have more history, significantly greater financial resources, larger customer bases and more easily recognized names than we do. However, those companies also carry legacy infrastructures that may add cost to their business models. We believe that we have a cost advantage because we do not have a legacy infrastructure to maintain.

      We rely on many of our competitors to interconnect, at reasonable cost, with our service. We have interconnection arrangements with more than 65 business-to-business networks for the benefit of our customers. Two of the largest networks, GXS and Sterling Commerce, which we believe to account for approximately 60% of the estimated EDI users, discontinued their interconnect arrangements with us. GXS discontinued its interconnection with our service in September 2001 and Sterling Commerce discontinued its interconnection with our service in April 2002.

Patents and Trademarks

      We hold four U.S. patents as of July 31, 2004. Those patents expire in years 2012 through 2014 and are not currently material to our business.

      Although ICC owns these patent rights, we believe that the protection of our rights in our ICC.NET service will depend primarily on our proprietary software and messaging techniques that constitute "trade secrets." We have made no determination as to the patentability of these trade secrets and will continue to evaluate, on a case-by case basis, whether applying for additional patents in the future is in our best interest. There can be no assurance that our technology will remain a secret or that others will not develop similar technology and use such technology to compete with us.

      In addition, there can be no assurance that any patents owned by us or our trade secrets will afford us adequate protection or not be challenged, invalidated, infringed upon or circumvented, or that patent applications relating to our products or technologies that we may file or license in the future, including any patent as to which a notice of allowance was issued, will result in patents being issued, or that any rights granted thereunder will provide competitive advantages to ICC. Although we believe that our technology does not infringe upon the proprietary rights of others, it is possible that others may have or be granted patents claiming products or processes that are necessary for or useful to the development of our ICC.NET service and that legal actions could be brought against us claiming infringement.

      We have obtained U.S. federal trademark registration for seven word marks, including ICC.NET, INFOSAFE and EDI MAPPING FACTORY. We believe that our trademark of ICC.NET is material to our operations in the U.S. No assurance can be given that registrations will be issued on the allowed applications or that interested third parties will not petition the United States Patent and Trademark Office to cancel our registration.

Employees

      As of July 31, 2004, we had 91 employees. Of these employees, 14 engaged in executive and administrative functions, 19 engaged in sales and marketing activities, and 58 provided technical and technology support. All of our employees are located in the United States, and none of our employees is covered by a collective bargaining agreement. We consider our relations with our employees to be satisfactory.

Item 2.  Description of Properties

      Our executive offices are located at 805 Third Avenue, New York, New York under a lease that expires on January 31, 2005 and provides for annual base rent of approximately $510,000. The lease covers approximately 12,300 square feet.

      On September 28, 2004, we announced that the Board of Directors approved the relocation of our executive offices to Atlanta, Georgia.

      Our development and network administration groups and our technical support call center are located in East Setauket, New York under a lease that expires on June 30, 2009 and provides for annual base rent of approximately $222,000. The lease covers approximately 8,900 square feet.

      Our service bureau maintains locations in Carrollton and Norcross, Georgia. The lease at the Carrollton location expires on July 31, 2009 and covers approximately 8,000 square feet at an annual base rent of approximately $96,000. The lease at the Norcross location expires on July 31, 2005 and covers approximately 2,300 square feet at an annual base rent of approximately $45,000.

      We lease general office space in Cary, North Carolina under a lease that expires on October 31, 2004 and provides for annual base rent of approximately $600,000. The lease covers approximately 27,300 square feet. Effective August 1, 2002, we entered into an agreement with the landlord of the Cary facility that reduced the base rent with respect to approximately 13,000 square feet to approximately $445,000 and the landlord recaptured the balance of the space and released it to new tenants. We have subleased approximately 6,580 square feet of our remaining space at an annual rent of $100,000. Effective February 1, 2004, we entered into an agreement with the landlord of the Cary facility that further reduced the base rent on our space to $315,000. As part of the February 1, 2004 agreement, we extended the lease with respect to 6,470 square feet for 3 years until October 31, 2007 at an annual rent of $103,500.

      Our main data center is located at the facilities of The Securities Industry Automation Corporation (SIAC) under an agreement that expires in December 2004. The agreement shall be renewed automatically for an additional one-year term. In addition, we maintain a data center for our service bureau operations in Atlanta, Georgia under a month-to-month agreement with Level(3) Communications, Inc. cancelable by either party with sixty days notice.

      We believe that these facilities should be adequate for our present and reasonably foreseeable operating requirements.

Item 3.  Legal Proceedings

      None.

Item 4.  Submission of Matters to a Vote of Security Holders

      No meetings of stockholders took place during the fourth quarter of the year ended July 31, 2004.

                                     PART II

Item 5. Market for Internet Commerce Corporation's Common Equity and Related Stockholder Matters

(a)   Market Information

      From September 20, 2000 until January 30, 2003, our class A common stock was traded on the Nasdaq National Market under the symbol ICCA. Since January 30, 2003, the class A common stock has traded on the Nasdaq SmallCap Market under the symbol ICCA. The following table sets forth the high and low closing prices of our class A common stock for the periods indicated. These quotations represent prices between dealers in securities, do not include retail mark-ups, mark-downs or commissions and do not necessarily represent actual transactions.

                           Fiscal Year Ended July 31:
                           --------------------------

                                 2004                           2003
                                 ----                           ----
                          High           Low            High           Low
                          ----           ---            ----           ---

Class A Common Stock
--------------------
First Quarter            $  1.66       $  1.12        $    3.17      $  1.30
Second Quarter           $  1.34       $  0.90        $    2.10      $  1.15
Third Quarter            $  2.55       $  1.35        $    1.41      $  0.80
Fourth Quarter           $  1.54       $  1.16        $    2.04      $  1.15


(b)   Holders

      As of October 27, 2004, there were approximately 231 record holders of our class A common stock. Many of our shares of class A common stock are held by brokers and other institutions on behalf of stockholders, and we are unable to estimate the number of these stockholders.

(c)   Dividends

      We have not paid any cash dividends on our class A common stock and do not intend to declare or pay cash dividends on the class A common stock in the foreseeable future. The holders of the outstanding shares of series C preferred stock are entitled to a 4% annual dividend payable in cash or in shares of class A common stock, at the option of ICC. These dividends are payable on January 1st of each year. We issued 361,702 shares of class A common stock in payment of the dividend due January 1, 2004 and 302,343 shares of class A common stock in payment of the dividend due on January 1, 2003. On October 14, 2004, the Board of Directors declared a dividend on the series C preferred stock payable on January 1, 2005 in shares of class A common stock in the amount of $400,000.

      Pursuant to the terms of an Accounts Receivable Financing Agreement between the Company and Silicon Valley Bank entered into in May 2003, without the prior written consent of Silicon Valley Bank, we are not permitted to pay any dividends or make any distribution or payment or redeem, retire or repurchase any capital stock, other than in connection with the dividends payable on our shares of Series C Preferred Stock in an amount not to exceed $400,000 in any fiscal year or dividends payable in shares of our capital stock.

(d)   Securities Authorized for Issuance under Equity Compensation Plans

   Plan Category       Shares of class A   Weighted-average  Shares of class A
                      common stock to be    exercise price     common stock
                     issued upon exercise   of outstanding       remaining
                        of outstanding         options,        available for
                       options, warrants     warrants and     future issuance
                        and rights (in          rights         under equity
                          thousands)                        compensation plans
                                                                (excluding
                                                                securities
                                                               reflected in
                                                              column (a)) (in
                                                                thousands)
                              (a)                (b)                (c)
--------------------------------------------------------------------------------
Equity compensation          5,087              $2.87               941
plans approved by
security holders (1)

Equity compensation            732             $14.05                 -
plans not approved
by security holders (2)
--------------------------------------------------------------------------------
Total                        5,819              $4.28               941

(1) Includes stock options to purchase 65,134 shares of class A common stock with a weighted average exercise price of $5.62 per share under the Employee Stock Option plan of Research Triangle Commerce, Inc, or RTCI, which was assumed in connection with our acquisition of RTCI on November 6, 2000.

(2) Includes stock options to purchase 150,000 shares of class A common stock and warrants to purchase 582,310 shares of class A common stock issued pursuant to individual compensation arrangements. These stock options have a weighted average exercise price of $60.00 per share and were awarded to a former president and chief executive officer of the Company under an employment contract. The warrants are described in Note 10, Stockholders' Equity, of the Notes to Consolidated Financial Statements included elsewhere in this annual report on Form 10-K. The issuance of all the warrants set forth in Note 10 under the captions 2001 Private Placement Commission Warrants, ING Warrants, 2003 Private Placement Commission Warrants, Silicon Valley Bank Warrants and 2004 Private Placement Commission Warrants constitute individual compensation arrangements. In addition, warrants to purchase 38,460 shares of class A common stock set forth in Note 10 under the caption 2003 Private Placement Warrants were issued as settlement of certain outstanding payables for services and constitute an individual compensation arrangement.

Recent Sales of Unregistered Securities

      In the fiscal year ended July 31, 2004, we issued a total of 104,382 shares of class A common stock to six non-employee directors of ICC in payment of directors' fees. The issuance of these securities was exempt from registration under the Securities Act pursuant to Section 4(2).

      On January 1, 2004, we issued 361,702 shares of class A common stock in payment of the dividends due on our series C preferred stock.

Item 6.  Selected Consolidated Financial Data

      Our selected consolidated statement of operations data for each of the years in the five-year period ended July 31, 2004 is presented below. Our selected balance sheet data is presented below as of July 31, 2004, 2003, 2002, 2001 and 2000. The selected consolidated financial data set forth below is qualified in its entirety by, and should be read in conjunction with, our consolidated financial statements and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this annual report.


                                                                                    Year Ended July 31,
                                                               ----------------------------------------------------------------
                                                                 2004          2003          2002          2001          2000
                                                               ---------     --------      --------      --------      --------
                                                                            (In thousands, except per share data)

Statements of Operations Data:
Revenues                                                       $ 11,705      $ 12,083      $ 14,222      $  9,743      $  1,303
                                                               --------      --------      --------      --------      --------
Expenses:
Cost of services                                                  6,736         7,622         8,776         9,354         2,514
Impairment of software inventory                                   --             248          --            --            --
Impairment of capitalized software                                   45           148          --            --            --
Product development and enhancement                                 953         1,111           977           931           702
Selling and marketing                                             3,070         3,035         3,499         5,384         3,273
General and administrative                                        4,205         4,439         5,849         9,683         4,814
Non-cash charges for stock-based
  compensation, services and legal
  settlements                                                       802           139           250           991         5,161
Impairment of goodwill and acquired
  intangibles                                                      --             982         1,711        16,708          --
                                                               --------      --------      --------      --------      --------
     Total operating expenses                                    15,811        17,724        21,062        43,051        16,464
                                                               --------      --------      --------      --------      --------

Operating loss                                                   (4,106)       (5,641)       (6,840)      (33,308)      (15,161)
                                                               --------      --------      --------      --------      --------

     Other income (expense), net                                     19          (363)          292           523           675
                                                               --------      --------      --------      --------      --------
 Loss before income taxes                                        (4,087)       (6,004)       (6,548)      (32,785)      (14,486)

Income tax benefit                                                 --            --            --           1,930          --
                                                               --------      --------      --------      --------      --------

Net Loss                                                         (4,087)       (6,004)       (6,548)      (30,855)      (14,486)

Dividends on preferred stock                                       (401)         (400)         (365)         (420)         (458)
      Dividends to preferred stockholders for
        beneficial conversion feature                              --            (107)         --            --          (4,549)
      Beneficial conversion feature from repricing
        and issuance of warrants                                   --            --            (461)         --            --

                                                               --------      --------      --------      --------      --------
Loss attributable to common stockholders                       $ (4,488)     $ (6,511)     $ (7,374)     $(31,275)     $(19,493)
                                                               ========      ========      ========      ========      ========

Basic and diluted loss per common share                        $  (0.30)     $  (0.53)     $  (0.68)     $  (3.57)     $  (4.49)
                                                               ========      ========      ========      ========      ========

Weighted average common shares outstanding -
    basic and diluted                                            15,026        12,303        10,867         8,768         4,337
                                                               ========      ========      ========      ========      ========


                                                                                           July 31,
                                                               ----------------------------------------------------------------
                                                                 2004          2003          2002          2001          2000
                                                               ---------      -------       -------      --------      --------
                                                                                        (in thousands)

Balance Sheet Data:
Cash and cash equivalents                                      $  3,790      $  2,283      $  2,088      $  2,223      $ 14,003
Working capital                                                   4,198         1,700         2,622           646        17,831
Total assets                                                     11,429         8,598        12,625        15,674        22,332
Capital lease obligations                                            55           194           374           255           231
Total liabilities                                                 1,994         2,758         3,244         4,487         2,242
Stockholders' equity                                              9,434         5,840         9,381        11,187        20,090

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      This annual report on Form 10-K contains a number of "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Specifically, all statements other than statements of historical facts included in this annual report regarding our financial position, business strategy and plans and objectives of management for future operations are forward-looking statements. These forward-looking statements are based on the beliefs of management, as well as assumptions made by and information currently available to management. When used in this annual report, the words "anticipate," "believe," "estimate," "expect," "may," "will," "continue" and "intend," and words or phrases of similar import, as they relate to our financial position, business strategy and plans, or objectives of management, are intended to identify forward-looking statements. These statements reflect our current view with respect to future events and are subject to risks, uncertainties and assumptions related to various factors including, without limitation, those described below the heading "Overview," those described starting on page 37 of this annual report under the heading "Risk Factors" and in our registration statements and periodic reports filed with the SEC under the Securities Act and the Exchange Act.

      Although we believe that our expectations are reasonable, we cannot assure you that our expectations will prove to be correct. Should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described in this annual report as anticipated, believed, estimated, expected or intended.

Overview

      As the Company approaches cash flow break-even, we are strengthening the executive management team by the addition of a new Chief Executive Officer and Chief Operating Officer in order to capitalize on the individual skills of senior management and more precisely align those skills with the many new opportunities currently developing. We are focusing on the future direction of the markets in which we compete, mergers and acquisitions and the development of important strategic relationships, such as our Microsoft Business Network opportunity, that have potential to increase our revenues and profits.

      We are a pioneer in the use of the Internet for business-to-business (B2B) e-commerce solutions. Thousands of customers rely on our solutions, expertise and support to help balance cost, fit and function required to meet their individual requirements for coordinating communications with their trading partners in compliance with the specifications of their trading partners. We are a trusted provider of business-to-business solutions to businesses, regardless of size and level of technical sophistication. With our sophisticated technological capabilities, industry-focused initiatives and expertise, focus on business requirements and an expert support team, we help enable our customers' strategies to conduct business electronically.

      Organizationally, our operations are comprised of two segments:

      o ICC.NET(TM) segment, which provides a variety of services, including Network Services, Managed Services and Consulting and Professional Services. ICC.NET is a complete value added network solution which meets electronic data interchange requirements in a secure, reliable, available and flexible environment.

      o Service Bureau segment, which offers a variety of services including our EC Service Center, Software Solutions and Hosted Web Applications.

      These segments are complementary to each other and support our ability to provide solutions to many different kinds of enterprises, from sole proprietorships to large corporations, operating in a variety of industries and business model formats. For a description of our business segment, see "Products and Services" under Item 1, beginning on page 3 of this annual report.

      Prior to February 2004, we also operated a professional services segment. Our professional services unit assists clients to conduct business electronically through a continuum of services including eConsulting, data transformation mapping (EDI, EAI, XML) and internetworking. In response to continuing weak demand for our professional services, in February 2004 we combined these activities with ICC.NET to reduce operating costs. As a result, effective February 2004, we no longer report the results for our professional services activities in a separate segment and include these results in the ICC.NET segment. These activities were previously reported in the Professional Services segment.

      The Company completed its acquisition of Electronic Commerce Systems, Inc.
(ECS) on June 22, 2004. The operating results of ECS will be included in the Service Bureau segment. ECS provides Internet-based services, software and service bureau services for the e-commerce business-to-business communication service market. We believe that the integration of ECS into our Service Bureau segment will substantially strengthen this operating segment and provide positive cash flow from its operating activities.

      The Value Added Network business has become significantly more price competitive over the past year, with major networks restructuring to reduce their overhead costs to be better positioned to compete on a price point basis against Internet based networks such as ICC.NET. We have been successful in maintaining, and in fact have improved, our margins, but we have experienced some price erosion in competing for larger customers. Although we expect to continue to add new customers and increase the volume of data transmitted through our service, we do not expect our revenue from VAN services to continue to grow as rapidly as in the past. This trend is expected to continue in the short term until such time as a cost-based pricing floor is reached by our larger competitors. To counteract this negative impact on our revenue growth, management has deployed a new dual pronged strategy. We have added revenue through the acquisition of ECS and have developed new product and service offerings (AS2 and Data Synchronization) to improve our value proposition. AS2 capabilities have refocused the attention of industry. AS2 is a service offering on the Internet, which handles primary XML documents, which are an extension of traditional EDI. We have incorporated this communication methodology into our standard network services and are achieving success in stemming a migration of our customers' network traffic to those who could otherwise purchase an AS2 software offering.

      Data synchronization has forced the industry to change its focus from cost savings to compliance. Data synchronization is a methodology by which descriptive data identifying an item or items is stored in a central depository resulting in one common source of agreed-upon information about the product description. We believe this will be an industry focus for a year or so and thereafter be a standard business practice. We have become a certified data synchronization solutions and connectivity provider and are currently offering training and consulting services to capitalize on this emerging initiative.

      During the quarter ended July 31, 2003, the goodwill of the Service Bureau was tested for impairment due to a significant decline in revenues and operating income resulting primarily from the bankruptcy of its largest customer. An impairment loss of $982,142 was recognized as a result of this evaluation. The fair value of the Service Bureau reporting unit was estimated using the net present value of expected future cash flows.

      Due to a continued decline in its revenues throughout the course of fiscal 2002, continued operating losses and a significant reduction in forecasted future operating profits, the Professional Services segment was tested for impairment during the quarter ended July 31, 2002. An impairment loss of $1,710,617 was recognized as a result of this evaluation. The fair value of the Professional Services segment unit was estimated using the net present value of expected future cash flows. During the quarter ended July 31, 2002, the Company integrated its data mapping and XML services and personnel into the ICC.NET business segment. These products and services had previously been part of the Company's Professional Services segment. These products and services are primarily utilized to support customers of the ICC.NET VAN service. The reorganization was undertaken to more closely align these data transfer services with the customers they serve. The segment information presented below in the results of operations has been recasted for 2003 to reflect this reorganization as if it had occurred August 1, 2001.

      We rely on many of our competitors to interconnect, at reasonable cost, with our service. We have interconnection arrangements with more than 65 business-to-business networks for the benefit of our customers. Two of the largest networks, Global eXchange Services ("GXS") and Sterling Commerce, which we believe to account for approximately 60% of the estimated EDI users, discontinued their interconnect arrangements with us. GXS discontinued its interconnection with our service in September 2001 and Sterling Commerce discontinued its interconnection with our service in April 2002. We have entered into arrangements with Inovis, Inc. (formerly a division of Peregrine Systems, Inc. and now an independent company) and IBM Corporation so our customers can continue to communicate through us with their trading communities. As a result of these interconnection arrangements, we will continue to incur additional costs and may lose existing customers if the arrangements we have provided are inadequate for their business purposes. We believe, however, that the arrangements we have made satisfy our existing customers.

Critical Accounting Policies and Significant Use of Estimates in Financial Statements

      Critical accounting policies are those policies that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

      The following list of critical accounting policies is not intended to be a comprehensive list of all of our accounting policies. Our significant accounting policies are more fully described in note 2 of the notes to the consolidated financial statements included elsewhere in this annual report. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles with no need for management's judgment in their application. There are also areas in which management's judgment in selecting any available alternative would not produce a materially different result. We have identified the following to be our critical accounting policies:

      Revenue Recognition: We derive revenue from subscriptions to our ICC.NET service, which includes transaction, mailbox and fax transmission fees. The subscription fees are comprised of both fixed and usage-based fees. Fixed subscription fees are recognized on a pro-rata basis over the subscription period, generally three to six months. Usage fees are recognized in the period the services are rendered. We also derive revenue through implementation fees, interconnection fees and by providing data mapping services to its customers. Implementation fees are recognized over the life of the subscription period. Interconnection fees are fees charged to connect to another VAN service and are recognized when the data is transmitted to the connected service. Revenue from data mapping services is recognized when the map has been completed and delivered to the customer. We have a limited number of fixed fee data mapping services contracts. Under these arrangements we are required to provide a specified number of maps for a fixed fee. Revenue from such arrangements is recognized using the percentage-of-completion method of accounting (see below).

      Service Bureau revenue is comprised of EDI services including data translation services, EDI-to-print and print-to-EDI purchase order and invoice processing, UPC services including UPC number generation, UPC catalog maintenance and UPC label printing. The Service Bureau also derives revenue from licensing software and providing software maintenance and support. Revenue from EDI services and UPC services is recognized when the services are provided. We account for EDI software license sales in accordance with the American Institute of Certified Public Accountants' Statement of Position 97-2, "Software Revenue Recognition," as amended ("SOP 97-2"). Revenue from software licenses is recognized when all of the following conditions are met: (1) a non-cancelable non-contingent license agreement has been signed; (2) the software product has been delivered; (3) there are no material uncertainties regarding customer acceptance; and (4) collection of the resulting receivable is probable. Revenue from software maintenance and support contracts is recognized ratably over the life of the contract. The Service Bureau's software license revenue was not significant in any of the periods presented.

      In addition, SOP 97-2 generally requires that revenue from software arrangements involving multiple elements be allocated among each element of the arrangement based on the relative fair values of the elements, such as software licenses, post contract customer support, installation or training. Furthermore, SOP 97-2 requires that revenue be recognized as each element is delivered with no significant performance obligation remaining on our part. Our multiple element arrangements generally consist of a software license and post contract support. We allocate the aggregate revenue from multiple element arrangements to each element based on vendor specific objective evidence. We have established vendor specific objective evidence for each of the elements as it sells both the software and post contract customer support independent of multiple element agreements. Customers are charged standard prices for the software and post contract customer support and these prices do not vary from customer to customer.

      If we enter into a multiple element agreement for which vendor specific objective evidence of fair value for each element of the arrangement does not exist, all revenue from the arrangement is deferred until all elements of the arrangement are delivered.

      Service revenue from maintenance contracts is recognized ratably over the term of the maintenance contract, on a straight-line basis. Other service revenue is recognized at the time the service is performed.

      We also provide a broad range of professional services consisting primarily of EDI, electronic commerce consulting, EDI education and training at seminars throughout the United States. Revenue from EDI and electronic commerce consulting and education and training are recognized when the services are provided.

      Revenue from fixed fee data mapping and professional service contracts is recognized using the percentage-of-completion method of accounting, as prescribed by SOP 81-1 "Accounting for Performance of Construction-Type and Certain Production-Type Contracts."

      The percentage of completion for each contract is determined based on the ratio of direct labor hours incurred to total estimated direct labor hours required to complete the contract. We may periodically encounter changes in estimated costs and other factors that may lead to a change in the estimated profitability of a fixed-price contract. In such circumstances, adjustments to cost and profitability estimates are made in the period in which the underlying factors requiring such revisions become known. If such revisions indicate a loss on a contract, the entire loss is recorded at such time. Amounts billed in advance of services being performed are recorded as deferred revenue. Certain fixed-fee contracts may have substantive customer acceptance provisions. The acceptance terms generally include a single review and revision cycle for each deliverable to incorporate the customer's suggested or required modifications. Deliverables are considered accepted upon completion of the review and revision and revenue cycle is recognized upon acceptance.

      Goodwill: Goodwill consists of the excess purchase price over the fair value of identifiable net assets of acquired businesses. The carrying value of goodwill is evaluated for impairment on an annual basis. Management also reviews goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount of goodwill may be impaired. If it is determined that an impairment in value has occurred, goodwill is written down to its implied fair value. Our reporting units utilized for evaluating the recoverability of goodwill are the same as its operating segments.

      Other Intangible Assets: Other intangible assets are carried at cost less accumulated amortization. Other intangible assets are amortized on a straight-line basis over their expected lives, which are estimated to be five years. We did not have any indefinite lived intangible assets other than goodwill that were not subject to amortization.

      Impairment of long-lived assets: Our long-lived assets, including amortizable intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Management also reevaluates the periods of amortization of long-lived assets to determine whether events and circumstances warrant revised estimates of useful lives. When such events or changes in circumstances occur, we test for impairment by comparing the carrying value of the long-lived asset to the estimated undiscounted future cash flows expected to result from use of the asset and its eventual disposition. If the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset, we would recognize an impairment loss. The amount of the impairment loss will be determined by comparing the carrying value of the long-lived asset to the present value of the net future operating cash flows to be generated by the asset.

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

      Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates. Significant accounting estimates used in the preparation of our consolidated financial statements include the fair value of equity securities underlying stock based compensation, the realizability of deferred tax assets, the carrying value of goodwill, intangible assets and long-lived assets, and depreciation and amortization. The following discussion reviews items incorporated into our financial statements for the years ended July 31 2004, 2003 and 2002 that required the use of significant management estimates.

      We have entered into several transactions involving the issuance of warrants and options to purchase shares of our class A common stock to consultants, lenders, warrant holders, placement agents and other business associates and vendors. The issuance of these securities required management to estimate their value using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires management to make certain estimates for values of variables used by the model. Management estimated the values for stock price volatility, the expected life of the equity instruments and the risk free rate based on information that was available to management at the time the Black-Scholes option-pricing calculations were performed. Changes in such estimates could have a significant impact on the estimated fair value of those equity instruments.

      In connection with the private placement that closed in April 2004, we incurred fees which were paid by issuing warrants to purchase 283,170 shares of class A common stock at an exercise price of $2.22 per share. The fair value of the warrants was determined by management to be $225,905 by utilizing the Black-Scholes option pricing model.

      In January 2004, we implemented a voluntary stock option exchange program whereby we offered to exchange certain outstanding options to purchase shares of class A common stock held by eligible employees, with exercise prices per share greater than or equal to $11.50, for new options to purchase shares of class A common stock. Under this exchange program, the 26 participating employees agreed to cancel as of January 30, 2004 their existing options to purchase 823,500 shares of the class A common stock and were granted options to purchase 494,100 shares of class A common stock with an exercise price of $1.25 per share, the closing market price per share on January 20, 2004. In addition, under this exchange program, two directors cancelled as of January 30, 2004 existing options to purchase 250,000 shares of class A common stock and were granted options to purchase 150,000 shares of the class A common stock with an exercise price of $2.00 per share. Management estimated the value of the options granted under the exchange program using the Black Scholes option-pricing model.

      On May 30, 2003, we executed an Accounts Receivable Financing Agreement ("Financing Agreement") with Silicon Valley Bank ("Bank") with a term of 1 year. On October 22, 2003 and August 31, 2004, we amended the Financing Agreement to extend its term to August 31, 2004 and December 29, 2004, respectively. In connection with the Financing Agreement, the we issued the Bank warrants to purchase 40,000 shares of class A common stock. The warrants are immediately exercisable at an exercise price of $1.39 per share, equal to the fair market value of class A common stock on the date of closing of the Financing Agreement. The warrants are exercisable for a seven-year period. The value of the warrants in the amount of $34,000 is being amortized over the life of the Financing Agreement.

      On March 10, 2003, we issued options to purchase 100,000 shares of class A common stock to a non-employee member of the board of directors as compensation for consulting services. The estimated fair value of the options was determined by management to be $42,000 by utilizing the Black-Scholes option pricing model.

      The allocation of the proceeds from the sale of the series D preferred stock and warrants issued in our April 30, 2003 private placement between the fair value of the series D preferred stock and the fair value of the detachable warrants required management to estimate the fair value of the warrants. Management's estimate resulted in a beneficial conversion feature in the amount of $106,730. The discount was immediately accreted and treated as a deemed dividend to the holder of the series D preferred as all of the series D preferred stock was eligible for conversion upon issuance.

      In connection with the private placement that closed during April and May of 2003, we incurred fees which were paid by issuing warrants to purchase 110,680 shares of class A common stock at an exercise price of $1.47 per share. The fair value of the warrants was determined by management to be $87,800 by utilizing the Black-Scholes option pricing model.

      In connection with a warrant exchange offer in April 2002, we valued the repriced and newly issued warrants at $461,084 using the Black-Scholes option-pricing model. This amount has been added to our net loss to increase the net loss attributable to common stockholders during fiscal 2002.

      In connection with the acquisition of RTCI on November 6, 2000, issued and outstanding options and warrants to purchase RTCI common stock were exchanged for options and warrants to purchase shares of our class A common stock, providing the holders the right to receive, upon exercise, an aggregate of 394,905 shares of class A common stock and $343,456 of cash. The options and warrants were valued using the Black-Scholes option-pricing model. The fair value of the vested portion of the options was included in the purchase price for RTCI.

      Goodwill is evaluated for impairment at least annually and whenever events or circumstances indicate impairment may have occurred. The assessment requires the comparison of the fair value of each of our reporting units to the carrying value of its respective net assets, including allocated goodwill. If the carrying value of the reporting unit exceeds its fair value, must perform a second test to measure the amount of impairment. The second step of the goodwill impairment test compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. We allocate the fair value of a reporting unit to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

      We estimate the fair value of our reporting units based on the net present value of expected future cash flows. The use of this method requires management to make estimates of the expected future cash flows of the reporting unit and our weighted average cost of capital. Estimating the weighted average cost of capital requires management to make estimates for long-term interest rates, risk premiums, and beta coefficients. Management estimated these items based on information that was available to management at the time we prepared our estimate of the fair value of the reporting unit. Changes in either the expected cash flows or the weighted average cost of capital could have a significant impact on the estimated fair value of our reporting units.

      Impairments of goodwill and acquired intangibles in the amount of $982,000 and $1,711,000 were as recorded during the years ended July 31 2003 and 2002, respectively. During fiscal 2002, due to a continued decline in its revenues throughout the course of 2002, continued operating losses and a significant reduction in forecasted future operating profits, our professional services reporting unit was tested for impairment during the fourth quarter of fiscal 2002. An impairment loss of $1,711,000 was recognized as a result of this evaluation. The fair value of the professional services reporting unit was estimated using the net present value of expected future cash flows. During the fourth quarter of fiscal 2003 the goodwill of the Service Bureau was tested for impairment due to a significant decline in revenues and operating income resulting primarily from the bankruptcy of its largest customer. An impairment loss of $982,142 was recognized as a result of this evaluation. The fair value of the Service Bureau reporting unit was estimated using the net present value of expected future cash flows.

Results of Operations and Financial Condition

Fiscal Year Ended July 31, 2004 Compared with Fiscal Year Ended July 31, 2003.

Results of Operations - Consolidated

      The following table reflects consolidated operating data by reported segment. All significant intersegment activity has been eliminated. Accordingly, the segment results below exclude the effect of transactions with our subsidiaries.

                                                    Year Ended
                                                      July 31,
                                           -----------------------------
 Loss before income taxes:                     2004            2003 (1)
                                           ------------    -------------

 ICC.NET                                   $ (3,974,708)   $  (4,872,216)
 Service Bureau                                (111,901)      (1,132,102)
                                           ------------    -------------
Consolidated loss before income taxes      $ (4,086,609)   $  (6,004,318)
                                           ============    =============


(1) Recasted to include the results of professional services activities in the ICC.NET segment. These activities were previously reported in the Professional Services segment.

Results of Operations - ICC.NET

      The ICC.NET service, our global Internet-based value added network, or VAN, uses the Internet and our proprietary technology to deliver our customers' documents and data files to members of their trading communities, many of which may have incompatible systems, by translating the documents and data files into any format required by the receiver. In addition, ICC.NET facilitates the development and operation of comprehensive business-to-business e-commerce solutions. These professional services assist our clients to conduct business electronically through a continuum of services including eConsulting, data transformation mapping (EDI, EAI, XML) and internetworking. The following table summarizes operating results for ICC.NET:

                                                           Year Ended
                                                             July 31,
                                                   ----------------------------
                                                       2004          2003 (1)
                                                   ------------    ------------
Revenues:
  VAN services                                     $  9,065,373    $  8,237,525
  Professional services                                 907,706       1,728,447
  Mapping services                                      300,731         571,063
  Services to Triaton                                      --            58,333
                                                   ------------    ------------
                                                     10,273,810      10,595,368
Expenses:
  Cost of services                                    5,940,278       6,886,672
  Impairment of software inventory                         --           248,092
                                                   ------------    ------------
    Total cost of services                            5,940,278       7,134,764
  Product development and enhancement                   789,535         975,583
  Selling and marketing                               2,953,102       2,899,315
  General and administrative                          3,785,157       3,955,108
  Non-cash charges for stock-based compensation         800,840         139,415
                                                   ------------    ------------
                                                     14,268,912      15,104,185
                                                   ------------    ------------

Operating loss                                     $ (3,995,102)   $ (4,508,817)

Other (expense) income, net                              20,394        (363,399)
                                                   ------------    ------------

Loss before income taxes                           $ (3,974,708)     (4,872,216)
                                                   ------------    ------------

(1) Recasted to include the results of professional services activities in the ICC.NET segment. These activities were previously reported in the Professional Services segment.

      Revenues - ICC.NET - Revenues from ICC.NET were 88% of our total consolidated revenues for both the fiscal year ended July 31, 2004 ("2004") and the fiscal year ended July 31, 2003 ("2003"). Total ICC.NET revenue decreased $322,000 in 2004 from 2003, or approximately 3%. Revenue from VAN services and services to Triaton increased $770,000, or approximately 9%, in 2004 from the prior year. The increase in VAN services revenue is attributable to an increase in transaction volume and an increase in mailbox fees. Professional services revenue decreased $821,000 in 2004 from 2003 or approximately 47%; revenue from EDI educational services and seminars decreased $450,000 and revenue from other professional services decreased $371,000 in 2004 from 2003. We discontinued our EDI educational services and seminars in January 2004; the decrease in revenue from other professional service is attributable to continued slow demand for these services resulting from increased in-house performance by potential customers and from a highly competitive environment. Mapping services revenue decreased $270,000 or approximately 47% in 2004 from 2003 primarily due to continued slow demand for these services resulting from overseas competition.

      Cost of services - ICC.NET - Cost of services relating to ICC.NET was 58% of revenue derived from the ICC.NET service in 2004, compared to 67% of revenue derived from this service in 2003. Excluding the impairment of software inventory, the total cost of services was 58% of revenue derived from this service in 2004 compared to 65% of this revenue in 2003. Cost of services related to ICC.NET consists primarily of salaries and employee benefits, contract labor, connectivity fees, amortization, rent and product development and enhancement allocation. Cost of services excluding impairment of software inventory decreased $946,000 in 2004 from 2003. Salaries and employee benefits decreased $636,000 primarily due to a reduction of personnel to 25 at the end of 2004 from 36 at the beginning of 2003. Contract labor decreased $217,000 in 2004 from 2003 due to a decrease in the use of consultants attributable to a decrease in the number of professional services projects. Cost of services relating to VAN services decreased to $3,568,000 in 2004 from $3,744,000 in 2003. Cost of services relating to mapping services increased to $1,452,000 in 2004 from $1,424,000 in 2003. There were no costs of services relating to services provided to Triaton in 2004 or 2003. Impairment of software inventory of $248,000 in 2003 represents an impairment for software inventory held by the professional services reporting unit resulting from insufficient historical and projected revenue from these products to support the recoverability of that carrying value. We anticipate that ICC.NET cost of services will decline as a percentage of revenue in future periods due to increased utilization of our existing communications infrastructure as we expect the use of our VAN service to increase.

      Product development and enhancement - ICC.NET - Product development and enhancement costs relating to ICC.NET consist primarily of salaries and employee benefits. Product development and enhancement costs decreased $186,000 in 2004 from 2003. Salaries and employee benefits decreased $123,000 in 2004 from 2003 due primarily to a reduction in headcount to 9 at the end of 2004 from 10 at the end of 2003. Consulting costs decreased $22,000 in 2004 from 2003 due to increased reliance on staff. In addition, allocation of product development and enhancement salaries to non-development departments increased $29,000 in 2004 from 2003.

      Selling and marketing - ICC.NET - Selling and marketing expenses relating to ICC.NET service consist primarily of salaries and employee benefits, travel-related costs, rent and advertising and trade show costs. Selling and marketing expenses related to ICC.NET service increased $54,000 in 2004 from 2003. Consulting costs increased $59,000 in 2004 from 2003 primarily due to the use of a consultant for trade shows. Rent increased $41,000 in 2004 from 2003 primarily due to an allocation of rent to selling and marketing departments in 2004. Publications, dues and subscription expenses increased $34,000 in 2004 from 2003 due to increased use of industry publications and services. Travel and entertainment expenses increased $22,000 in 2004 from 2003 due to more travel to sales calls and trade shows. Allocation of product development and enhancement salaries to selling and marketing increased $18,000 in 2004 from 2003 due to increased technical sales activity. Severance payments were $12,000 in 2004 and there were no such payments in 2003. These increases were partially offset by a decrease in salaries and benefits of $188,000 in 2004 from 2003 due to a reduction in headcount to 14 at the end of 2004 from 17 at the end of 2003.

      General and administrative - ICC.NET - General and administrative expenses supporting ICC.NET consist primarily of salaries and employee benefits, legal and professional fees, facility costs, travel meals and entertainment, depreciation, amortization and telephone charges. General and administrative costs supporting the ICC.NET service decreased $170,000 in 2004 from 2003. Depreciation decreased $202,000 in 2004 from 2003 primarily as a result of fewer assets being acquired and more assets becoming fully depreciated. Equipment rental and maintenance expense decreased $98,000 in 2004 from 2003 as a result of an increased proportion of these expenses being allocated to non-general and administrative departments. Investor relation fees decreased $78,000 in 2004 from 2003 as a result of discontinuing the use of an external public relations firm and performing public relations functions in house. These decreases were partially offset by increases in salaries and employee benefits of $224,000 due primarily to the strengthening of executive management through the addition of a new Chief Executive Officer and Chief Operating Officer. Commencing in the quarter ended January 31, 2003, ICC.NET began allocating the costs of executive management, human resources, accounting and finance tasks to the Service Bureau segment based on the level of services provided. In 2004, these allocations totaled $180,000.

      Non-cash charges - ICC.NET - In 2004, we recorded non-cash charges of $801,000. The adoption of FASB Statement No. 123, "Accounting for Stock-Based Compensation," resulted in an expense of $656,000 in 2004. In January 2004, we implemented a voluntary stock option exchange program under which we offered to exchange certain outstanding options to purchase shares of our class A common stock held by eligible employees, with exercise prices per share greater than or equal to $11.50 per share, for new options to purchase shares of class A common stock. The fair value method has been applied prospectively to all employee and director awards granted, modified, or settled after July 31, 2003. In 2004, Director's fees paid to nonemployee board members payable in shares of class A common stock resulted in an expense of $130,000. In 2003, we recorded non-cash charges of $139,000. In 2003, Director's fees paid to nonemployee board members payable in shares of class A common stock resulted in an expense of $79,000. In addition, $60,000 of expense was recognized during 2003 for class A common stock and options issued to a non-employee member of our board of directors as compensation for consulting services.

      Other income, net - ICC.NET - The sale of marketable securities held for investment resulted in investment income of $68,000 in 2004 and in investment loss of $19,000 in 2003. An impairment charge of $318,000 was recorded in 2003 for the write down of available-for-sale marketable securities due to an other than temporary decline in value.

Results of Operations - Service Bureau

      Our service bureau manages and translates the data of small and mid-sized companies that exchange EDI data with large companies and provides various EDI and UPC (Universal Product Code) services. Our service bureau also licenses EDI software. On June 22, 2004 we acquired Electronic Commerce Systems, Inc., the operating results of which are reported in the service bureau segment. The following table summarizes operating results for our service bureau:

                                                      Year Ended
                                                       July 31,
                                               --------------------------
                                                  2004           2003
                                               -----------    -----------
     Revenues:
         Services                              $ 1,430,993    $ 1,487,946

     Expenses:
         Cost of services                          796,212        735,136
         Impairment of capitalized software         44,983        148,479
                                               -----------    -----------
             Total cost of services                841,195        883,615
         Product development and enhancement       163,478        135,358
         Selling and marketing                     117,328        135,411
         General and administrative                420,158        483,522
         Impairment of acquired intangible            --          982,142
                                               -----------    -----------
                                                 1,542,159      2,620,048
                                               -----------    -----------

     Operating income (loss)                   $  (111,166)   $(1,132,102)
                                               -----------    -----------

     Other income, net                                (735)          --
                                               -----------    -----------

     Income (loss) before income taxes         $  (111,901)   $(1,132,102)
                                               ===========    ===========


      Revenues - Service Bureau - Revenue related to our service bureau were 12% of our total consolidated revenue in 2004 and in 2003. The service bureau's revenue was primarily generated from services performed, customer support and software licensing fees. Revenue decreased $57,000 or approximately 4% in 2004 from 2003.

      Cost of services - Service Bureau - Cost of services related to our service bureau consists primarily of salaries and employee benefits, costs of software, product development and enhancement allocation and rent. Total cost of services relating to our service bureau was 59% of revenue derived from the service bureau in 2004 compared to 58% of these revenues in 2003. Excluding impairment of capitalized software, cost of services was 56% of service bureau revenue in 2004 compared to 49% of service bureau revenue in 2003. Excluding the capitalized software impairment charge, cost of services increased $61,000 in 2004 from 2003. The cost of sales of ECS software made prior to the acquisition of ECS in June 2004 increased $92,000 in 2004 from 2003 due to increased sales. Salaries and employee benefits decreased $39,000 in 2004 from 2003. Excluding the effects of the acquisition of ECS, salaries and employee benefits decreased $94,000 in 2004 from 2003 due to a reduction in headcount to 7 at the end of 2004 from 14 at the end of 2003, and the acquisition of ECS resulted in an increase in salaries and employee benefits of $55,000 in 2004. Cost of services
- Charges for impairment of capitalized software for in-process projects that management decided, due to unfavorable market conditions continuing into the foreseeable future, not to complete were $45,000 in 2004 and $148,000 in 2003.

      Product development and enhancement - Service Bureau - Product development and enhancement costs consist primarily of salaries and employee benefits and rent. Product development and enhancement costs incurred by our service bureau increased $28,000 in 2004 from 2003. In 2003, $16,000 of product development and enhancement salaries were capitalized, and no salaries were capitalized in 2004. The acquisition of ECS resulted in an increase in salaries and employee benefits of $12,000 in 2004.

      Selling and marketing - Service Bureau - Selling and marketing expenses relating to our service bureau consist primarily of salaries and employee benefits and rent. Selling and marketing expenses decreased $18,000 in 2004 from 2003. Excluding the acquisition of ECS, salaries and employee benefits decreased $50,000 in 2004 from 2003 due to a reduction in headcount to 1 at the end of 2004 from 3 at the end of 2003, and the acquisition of ECS resulted in an increase in salaries and employee benefits of $47,000 in 2004.

      General and administrative - Service Bureau - General and administrative expenses relating to our service bureau consist primarily of salaries and employee benefits, office expenses, depreciation, telephone and rent. General and administrative costs decreased $63,000 in 2004 from 2003. Excluding the acquisition of ECS, salaries and employee benefits decreased $180,000 in 2004 from 2003 due to a reduction in headcount to 1 in 2004 from 4 in 2003, and the acquisition of ECS resulted in an increase in salaries and employee benefits of $41,000 in 2004. This was offset by an increase of $45,000 in general and administrative support staff salary and benefits allocated to the service bureau in 2004 from 2003. See "General and administrative - ICC.NET" above for a discussion of the allocation of general and administrative expenses between segments.

      Impairment of Acquired Intangibles - Service Bureau - During the fourth quarter of fiscal 2003, the goodwill of the service bureau was tested for impairment due to a significant decline in revenues and operating income resulting primarily from the bankruptcy of its largest customer. An impairment loss of $982,142 was recognized as a result of this evaluation. The fair value of the service bureau reporting unit was estimated using the net present value of expected future cash flows.

Fiscal Year Ended July 31, 2003 Compared with Fiscal Year Ended July 31, 2002.

Results of Operations - Consolidated

      The following table reflects consolidated operating data by reported segment. All significant intersegment activity has been eliminated. Accordingly, the segment results below exclude the effect of transactions with our subsidiary.

                                                       Year Ended
                                                        July 31,
                                              ------------------------------
 Income (loss) before income taxes:              2003 (1)           2002 (1)
                                              -----------        -----------

 ICC.NET                                      $(4,872,216)       $(6,552,502)
 Service Bureau                                (1,132,102)             4,949
                                              -----------        -----------
Consolidated loss before income taxes         $(6,004,318)       $(6,547,553)
                                              ===========        ===========


(1) Recasted to include the results of professional services activities in the ICC.NET segment. These activities were previously reported in the Professional Services segment.

Results of Operations - ICC.NET

      ICC.NET includes our global Internet-based value added network, or VAN, which uses the Internet and our proprietary technology to deliver our customers' documents and data files to members of their trading communities, many of which may have incompatible systems, by translating the documents and data files into any format required by the receiver. In addition, ICC.NET facilitates the development and operation of comprehensive business-to-business e-commerce solutions. These professional services assist our clients to conduct business electronically through a continuum of services including eConsulting, data transformation mapping (EDI, EAI, XML) and internetworking. The following table summarizes operating results for ICC.NET:


                                                                   Year Ended
                                                                    July 31,
                                                         --------------------------------
                                                             2003                2002
                                                         ------------        ------------
Revenues:
    VAN services                                         $  8,237,525        $  6,266,277
    Mapping services                                          571,063           1,064,387
    Services to Triaton                                        58,333             105,626
    Professional services                                   1,728,447           2,152,323
    Technology license                                           --             3,000,000
                                                         ------------        ------------

                                                           10,595,368          12,588,613
Expenses:
    Cost of services                                        6,886,672           7,936,337
    Impairment of software inventory                          248,092                --
                                                         ------------        ------------
    Total cost of services                                  7,134,764           7,936,337
    Product development and enhancement                       975,583             822,314
    Selling and marketing                                   2,899,315           3,376,400
    General and administrative                              3,955,108           5,337,983

    Non-cash charges for stock-based compensation             139,415             250,008
    Impairment of acquired intangibles                           --             1,710,617
                                                         ------------        ------------

                                                           15,104,185          19,433,659
                                                         ------------        ------------

Operating loss                                           $ (4,508,817)       $ (6,845,046)

Other (expense) income, net                                  (363,399)            292,544
                                                         ------------        ------------

Loss before income taxes                                 $ (4,872,216)       $ (6,552,502)
                                                         ------------        ------------


      Revenues - ICC.NET - Revenues from ICC.NET were 88% of our total consolidated revenues for the fiscal year ended July 31, 2003 ("2003") compared to 89% of our total consolidated revenues for the fiscal year ended July 31, 2002 ("2002"). Total ICC.NET revenue decreased $1,993,000 in 2003 from 2002, or approximately 16%. VAN and services to Triaton revenues increased $1,924,000, or approximately 30%, in 2003 from the prior year. The increase in VAN services revenue is attributable to an increase in the number of customers to approximately 1,100 in July 2003 from approximately 600 in July 2002. Approximately 300 of these new customers signed up for our service during the month of April 2003. Mapping services revenue decreased $493,000 or approximately 46% in 2003 from 2002 primarily due to the continued slowdown in the economy. Revenue generated from professional services consists of consulting and educational services. As a result of the continued slowdown in the economy, which has resulted in a decrease in capital expenditures for information technology and related services, revenue from our professional services decreased $424,000 in 2003 from 2002. During 2002, we recognized technology license revenue of $3,000,000 from Triaton GmbH, a subsidiary of Thyssen Krupp Information Services, GmbH, for the license of our ICC.NET service. Under the terms of the July 2002 license agreement, we granted Triaton a non-exclusive license to use ICC's electronic data interchange system in its most recent version anywhere in the continent of Europe, Great Britain and Ireland for a five-year term. Triaton has the right to use and provide the ICC.NET service to its customers. Triaton paid us $1,500,000 in July 2002 and an additional $1,500,000 in October 2002 under this license agreement. We will not report any additional revenues under the July 2002 agreement with Triaton, except that, at Triaton's request, we will provide sales support, customer support and software support on our standard terms and conditions. 2002 included $105,000 of fees from Triaton under a July 2001 agreement.

      Cost of services - ICC.NET - Cost of services relating to ICC.NET was 67% of revenue derived from the ICC.NET service in 2003, compared to 63% of this revenue in 2002. Excluding the impairment of software inventory, the total cost of services was 65% of revenue derived from the ICC.NET in 2003 compared to 63% of this revenue in 2002. Cost of services related to our ICC.NET consists primarily of salaries and employee benefits, contract labor, connectivity fees, amortization and rent. Cost of services excluding impairment of software inventory decreased $1,050,000 in 2003 from 2002. Salaries and employee benefits decreased $470,000 primarily due to a reduction of personnel to 36 at the end of 2003 from 62 at the beginning of 2002. Product development personnel who were temporarily assigned to cost of services during 2002 represented $278,000 of this decrease. These employees were used to implement alternative connectivity solutions for the ICC.NET service when GXS and Sterling disconnected our service from their networks during 2002. Amortization decreased $246,000 in 2003 from 2002 primarily due to certain capitalized software costs becoming fully amortized during 2002. In addition, consulting costs decreased $159,000 in 2003 from 2002 due primarily to a decrease in costs associated with technology license revenue from Triaton. Travel, meals and entertainment decreased $104,000 in 2003 from 2002 due to lower travel requirements associated with projects. In addition, costs for rental of space for educational seminars decreased $62,000 in 2003 from 2002 due to the use of lower cost facilities. However, these savings were partially offset by increased connectivity costs of $306,000 in 2003 from 2002. The increase in connectivity fees was primarily due to additional fees incurred to offer our customers and their trading partners alternative connectivity when GXS and Sterling disconnected our service from their networks during 2002. Cost of services relating to VAN services decreased to $3,744,000 in 2003 from $4,009,000 in 2002. Cost of services relating to mapping services decreased to $1,424,000 in 2003 from $1,683,000 in 2002. Cost of services relating to services provided to Triaton was $53,000 in 2002 compared to no costs in 2003. Impairment of software inventory of $248,000 in 2003 represents an impairment for software inventory held by the professional services reporting unit resulting from insufficient historical and projected revenue from these products to support the recoverability of that carrying value. We anticipate that ICC.NET cost of services will decline as a percentage of revenue in future periods due to increased utilization of our existing communications infrastructure as we expect the use of our VAN service to increase.

      Product development and enhancement - ICC.NET - Product development and enhancement costs relating to ICC.NET consist primarily of salaries and employee benefits. The increase of $153,000 in 2003 from 2002 was primarily attributable to an increase of $267,000 of costs relating to product development personnel who had been temporarily assigned to cost of services during 2002. The personnel were utilized to implement alternative connectivity solutions for the ICC.NET service when GXS and Sterling disconnected our service from their networks during 2002. The prior year allocation was partially offset by a decrease of $78,000 in salaries and employee benefits as a result of reduction in staff to 8 at the end of 2003 from 14 at the beginning of 2002. Also, consulting costs decreased $17,000 in 2003 from 2002 due to increased reliance on staff.

      Selling and marketing - ICC.NET - Selling and marketing expenses relating to ICC.NET consist primarily of salaries and employee benefits, advertising and trade show costs and travel-related costs. Selling and marketing expenses related to the ICC.NET service were reduced $477,000 in 2003 from 2002. The decrease in selling and marketing expenses was primarily attributable to a decrease in salaries and benefits of $196,000 in 2003. Advertising and trade show costs were reduced $175,000 because we attended fewer trade shows and placed fewer print advertisements. In addition, rent, travel and entertainment and severance decreased $28,000, $26,000 and $21,000, respectively, in 2003 from 2002.

      General and administrative - ICC.NET - General and administrative expenses supporting ICC.NET consist primarily of salaries and employee benefits, facility costs, legal and professional fees, depreciation, amortization and telephone charges. General and administrative costs supporting ICC.NET decreased $1,383,000 in 2003. Legal fees decreased $465,000 in 2003 relating to our disconnection from other VAN's and resolution of a legal matter in 2002. Rent expense decreased $393,000 in 2003 as a result of the renegotiation of our leases. In addition, salary and benefits decreased $258,000 primarily due to a reduction in personnel in our professional service reporting unit to 3 at the end of 2003 from 6 at the end of 2002 and 10 at the beginning of 2002. Bad debt expense decreased $173,000 in 2003 from 2002 due to a decrease in customer defaults from the prior year. In addition, depreciation and amortization decreased $93,000 in 2003 from 2002 due to assets reaching the end of their depreciable or amortizable lives. These decreases were partially offset by an increase in accounting fees of $130,000 in 2003 from 2002 due to services provided in connection with SEC filings and other matters. For cost reduction purposes, executive management, human resources, accounting and finance functions for both of our reporting segments were centralized and are now performed by ICC.NET personnel. Commencing in the second fiscal quarter of 2003, ICC.NET began allocating the costs of executive management, human resources, accounting and finance tasks to the service bureau segment based on the level of services provided. In 2003, these allocations totaled $135,000.

      Non-cash charges - ICC.NET - Non-cash charges decreased $111,000 in 2003 from 2002. In 2003, $60,000 of expense was recognized for common stock and options issued to a non-employee member of our board of directors as compensation for consulting services. In addition, expense recognized for common stock to be issued to non-employee members of our board of directors as compensation increased $19,000 in 2003 from 2002. Non-cash charges of $190,000 in 2002 consisted of stock-based compensation expense related to assumed unvested restricted shares issued to RTCI employees in connection with our acquisition of RTCI.

      Other (expense) income, net - ICC.NET - Other expenses increased $656,000 in 2003 from 2002. An impairment charge of $318,000 was recorded in 2003 for the write down of available-for-sale marketable securities due to an other than temporary decline in value. In 2002 other income includes a legal settlement from a competitor of $63,000 and the favorable settlement of an acquisition-related liability of $145,000. In addition, net gains from the disposition of marketable securities decreased $140,000 in 2003 from 2002.

Results of Operations - Service Bureau

      Our service bureau manages and translates the data of small and mid-sized companies that exchange EDI data with large companies and provides various EDI and UPC (Universal Product Code) services. Our service bureau also licenses EDI software. The following table summarizes operating results for our service bureau:

                                                       Year Ended
                                                        July 31,
                                               ---------------------------
                                                    2003          2002
                                               ------------    -----------
      Revenues:
          Services                              $ 1,487,946    $ 1,633,183
      Expenses:
          Cost of services                          735,136        839,217
          Impairment of capitalized software        148,479           --
                                                -----------    -----------
              Total cost of services                883,615        839,217
          Product development and enhancement       135,358        154,589
          Selling and marketing                     135,411        123,100
          General and administrative                483,522        511,328
          Impairment of acquired intangible         982,142
                                                -----------    -----------

                                                  2,620,048      1,628,234
                                                -----------    -----------

      Operating income (loss)                    (1,132,102)         4,949
                                                -----------    -----------

      Other income, net                                --             --
                                                -----------    -----------

      Income (loss) before income taxes         $(1,132,102)   $     4,949
                                                ===========    ===========


      Revenues - Service Bureau - Revenue related to our service bureau was 12% of our total consolidated revenue in 2003 compared to 11% of total consolidated revenue in 2002. The service bureau's revenue was primarily generated from services performed, customer support and licensing fees. The decrease in revenue of $145,000 in 2003 from 2002 was primarily the result of a decrease in revenue of $122,000 due the bankruptcy of a major customer.

      Cost of services - Service Bureau - Total cost of services relating to our service bureau was 58% of revenue derived from the service bureau in 2003 compared to 51% of such revenues in 2002. Excluding the impairment of the capitalized software, costs of services was 49% of revenue derived from the service bureau in 2003 compared to

51% of revenue derived from the service bureau in 2002. Cost of services related to our service bureau consists primarily of salaries and employee benefits and rent. Cost of services, excluding the capitalized software impairment charge, decreased $104,000 in 2003. This decrease in cost of services was primarily the result of an $80,000 decrease in the use of consultants for customer service and support and data entry services and a decrease in salary and benefits of $22,000. Delivery charges to customers decreased $11,000 in 2003 from 2002 due to customers paying these cost directly to the delivery agent. Cost of services
- impairment of capitalized software of $148,000 in 2003 represents an impairment of capitalized software for in-process projects that management decided, due to unfavorable market conditions continuing into the foreseeable future, not to complete.

      Product development and enhancement - Service Bureau - Product development and enhancement costs consist primarily of salaries and employee benefits and rent. Product development and enhancement costs incurred by our service bureau decreased $19,000 in 2003 from 2002. This decrease was primarily attributable to a decrease in salaries and employee benefits of $16,000 as a result of a reduction of staff to 4 at the end of 2003 from 5 at the beginning of 2002.

      Selling and marketing - Service Bureau - Selling and marketing expenses relating to our service bureau consist primarily of salaries and employee benefits and rent. Selling and marketing expenses increased $12,000 in 2003 primarily due to an increase in salaries and employee benefits of $8,000, and a $5,000 severance payment in 2003.

      General and administrative - Service Bureau - General and administrative expenses relating to our service bureau consist primarily of salaries and employee benefits, depreciation, rent, telephone and office expenses. General and administrative costs decreased $28,000 in 2003 from 2002. Salaries decreased $160,000 in 2003 from 2002 as a result of a reduction in staff to 1 at the end of 2003 from 4 at the end of 2002, and 6 at the beginning of 2002. This was offset by an increase of $135,000 in general and administrative support staff salaries and benefits allocated by ICC.NET to the service bureau in 2003. See "General and administrative - ICC.NET" above for a discussion of the allocation of general and administrative expenses between segments.

      Impairment of Acquired Intangibles - Service Bureau - During the quarter ended July 31, 2003, the goodwill of the service bureau was tested for impairment due to a significant decline in revenues and operating income resulting primarily from the bankruptcy of its largest customer. An impairment loss of $982,142 was recognized as a result of this evaluation. The fair value of the service bureau reporting unit was estimated using the net present value of expected future cash flows.

Liquidity and Capital Resources

      Our principal sources of liquidity, which consist of cash and cash equivalents, increased to $3,790,000 as of July 31, 2004 from $2,283,000 as of July 31, 2003. We believe these resources are expected to provide us with sufficient liquidity to continue in operation through July 31, 2005.

      On a sequential quarterly basis, cash used in operating activities for the first, second, third and fourth quarters of fiscal 2004 was $1,103,000, $819,000, $433,000 and $521,000, respectively.

      We have financed our operations through various private placements of equity and debt securities during fiscal 1994, our initial public offering during fiscal 1995 (the "IPO"), a private placement in March 1997, a private placement of bridge note units during fiscal 1998 and 1999, a private placement of series A preferred stock in April 1999, private placements of our class A common stock, series C preferred stock and warrants in November 1999, a private placement of our class A common stock and warrants in October 2001, a warrant exchange offer in May 2002, a private placement of our class A common stock and warrants and series D preferred stock and warrants in April and May 2003, and a private placement of our class A common stock and warrants in April 2004.

      In the October 2001 private placement, we sold 1,159,716 shares of class A common stock and warrants to purchase 347,915 additional shares of class A common stock for gross proceeds of $3,189,219. The warrants expire in October 2006 and are exercisable at $3.58 per share, subject to adjustment pursuant to customary antidilution adjustments for stock splits, dividends and combinations. In addition, the warrants are redeemable at our option if the closing bid price of our class A common exceeds 200% of the exercise price of the warrants for 30 consecutive trading days. The redemption price is $0.10 per share for each share issuable under the warrants. In connection with the private placement, we incurred fees of $152,511, of which $35,000 has been paid in cash and $117,511 was paid by issuing warrants to purchase 50,000 shares of class A common stock. The warrants have substantially the same terms and conditions as the warrants issued in the October 2001 private placement.

      On April 23, 2002, we commenced a warrant exchange offer that ended on May 31, 2002. The offer was extended to investors who participated in the private placement in October 2001 and to holders of warrants issued as fees in connection with that private placement. The offer reduced the exercise price of the warrants issued in the private placement to $2.50 per share of class A common stock for those investors that agreed to exercise those warrants. In addition, for each share of class A common stock purchased pursuant to the warrant exercise, a new warrant (the "New Warrants") to purchase an equivalent number of shares of class A common stock was issued. The New Warrants have an exercise price of $3.50 per share and otherwise contain the same terms as the warrants issued in the private placement. In addition, the warrants are redeemable at our option if the closing bid price of our class A common exceeds 200% of the exercise price of the warrants for 30 consecutive trading days. The redemption price is $0.10 per share for each share issuable under the warrants. The warrant exchange offer was originally set to expire on April 30, 2002, but was extended by the board of directors until May 31, 2002. We received $659,288 in gross proceeds and issued a total of 263,715 shares of class A common stock and New Warrants to purchase 263,715 shares of class A common stock.

      During April and May 2003, we completed a private placement of class A common stock, series D convertible preferred stock and warrants to purchase shares of class A common stock (the "2003 Private Placement") for aggregate gross proceeds of approximately $2,085,000. In the 2003 Private Placement we sold 1,682, 683 shares of class A common stock and warrants to purchase 1,346,116 of class A common stock providing gross proceeds of approximately $1,835,000 and 250 shares of series D convertible redeemable preferred stock ("series D preferred) and warrants to purchase 153,845 shares of class A common stock for $250,000. All warrants are immediately exercisable and have an exercise price of $1.47 per share. The warrants are exercisable until the fifth anniversary of the date of issuance. In addition, the warrants are redeemable at our option if the closing bid price of our class A common exceeds 200% of the exercise price of the warrants for 30 consecutive trading days. The redemption price is $0.10 per share for each share issuable under the warrants.

      The 250 shares of series D preferred are convertible into 192,307 shares of class A common stock, subject to adjustment pursuant to customary antidilution adjustments for stock splits, dividends and combinations. The allocation of the proceeds from the sale of the series D preferred between the fair value of the series D and the fair value of the detachable warrants resulted in a beneficial conversion feature in the amount of $106,730. The discount was immediately accreted and treated as a deemed dividend to the holder of the series D preferred as all of the series D preferred was eligible for conversion upon issuance.

      In connection with the 2003 Private Placement, we incurred fees of $325,750, of which $237,938 was paid in cash and $87,802 was paid by issuing warrants to purchase 110,680 shares of class A common stock. These warrants have substantially the same terms as the warrants issued in the 2003 Private Placement.

      In connection with the 2003 Private Placement, we issued 48,706 shares of class A common stock and warrants to purchase 38,460 shares of class A common stock in settlement of certain outstanding payables. The common stock and warrants were valued at $50,000, the invoice amount of the services provided to us.

      Approximately 21%, or $432,000, of the gross proceeds from the 2003 Private Placement were received from directors and officers and entities with which directors are affiliated. Subsequent to the completion of the 2003 Private Placement, we determined that in order to comply with NASD Marketplace Rule 4350(i)(1)(A), the purchase price per share for the shares of class A common stock purchased by directors and officers should be increased to market value, and on June 17, 2003 the directors and officers agreed to do so. As a result, two directors and three officers agreed to pay an additional $0.58 per share, or an aggregate of $85,502, for the shares of class A common stock they purchased in the private placement. In August 2003, we paid bonuses of approximately $40,000 to reimburse the officers for their additional $0.58 per share payment and in January 2004, at the request of the NASD, these officers returned to the Company an aggregate of 11,091 shares of class A common stock they purchased in the private placement in order to increase their purchase price to $1.45 per share without regard to the bonuses.

      In addition, on May 30, 2003, we executed an Accounts Receivable Financing Agreement ("Financing Agreement") with Silicon Valley Bank ("Bank") with a term of one year. Under the Financing Agreement, we may borrow, subject to certain conditions, up to 80% of our outstanding accounts receivable up to a maximum of $2,000,000. The applicable interest rate is the prime rate plus .35% plus a collateral handling fee equal to .20% on the average daily outstanding receivable balance, and interest is payable monthly. The Bank has been granted a security interest in substantially all of our assets. In connection with the Financing Agreement, we issued the bank warrants to purchase 40,000 shares of class A common stock. The warrants are immediately exercisable at an exercise price of $1.39, equal to the fair market value of the class A common stock on the date of closing of the Financing Agreement. The warrants are exercisable for a seven-year period. The fair value of the warrants in the amount of approximately $34,000 will be amortized to interest expense over the term of the Financing Agreement. During the years ended July 31, 2004 and 2003 we recorded interest expense for the amortization of the fair value of the warrants in the amount of approximately $28,400 and $5,700, respectively. At July 31, 2004, there were no amounts outstanding under the financing arrangement. On October 22, 2003 and August 31, 2004, we amended the Financing Agreement to extend its term to August 31, 2004 and December 29, 2004, respectively.

      On April 20, 2004, we completed a private placement of class A common stock and warrants to purchase shares of our class A common stock (the "2004 Private Placement") for aggregate gross proceeds of approximately $4,955,500.

      In the 2004 Private Placement we sold 2,831,707 shares of class A common stock and warrants to purchase 849,507 shares of class A common stock. These warrants are exercisable for five years commencing on October 20, 2004 at an exercise price of $2.22 per share. No directors, officers or entities with which directors or officers are affiliated participated in the 2004 Private Placement.

      In connection with the 2004 Private Placement, we incurred fees and expenses of $748,488, of which $423,274 was paid in cash at closing, $99,309 is payable in cash and $225,905 was paid by issuing warrants to purchase 283,170 shares of class A common stock. The fair value of the warrants was estimated by management using the Black Scholes option-pricing model. These warrants have substantially the same terms as the warrants issued in the 2004 Private Placement.

      We have a net operating loss carryforward of approximately $78.5 million to offset future taxable income for federal income tax purposes. The utilization of the loss carryforward to reduce any such future income taxes will depend on our ability to generate sufficient taxable income prior to the expiration of the net operating loss carryforwards. The carryforward expires from 2007 to 2024. The Internal Revenue Code of 1986, as amended, and the regulations promulgated thereunder contain provisions which limit the use of available net operating loss carryforwards in any given year should significant changes (greater than 50%) in ownership interests occur. Due to the IPO, the net operating loss carryover of approximately $1.9 million incurred prior to the IPO is subject to an annual limitation of approximately $400,000 until that portion of the net operating loss is utilized or expires. Due to the private placement of series A preferred stock in April 1999, the net operating loss carryover of approximately $18 million incurred prior to the private placement and subsequent to the initial public offering is subject to an annual limitation of approximately $1 million until that portion of the net operating loss is utilized or expires. Due to the 100% ownership change when we acquired RTCI, RTCI's net operating loss of approximately $6.5 million incurred prior to the ownership change is subject to an annual limitation of approximately $1.4 million until that portion of the net operating loss is utilized or expires. Also, due to a 100% ownership change of ECS in June 2004, the acquired net operating loss of approximately $1.1 million incurred prior to the ownership change is subject to an annual limitation of approximately $128,000 until that portion of the net operating loss is utilized or expires.

Consolidated Working Capital

      Our consolidated working capital increased by $2,498,000 to $4,198,000 at July 31, 2004 from $1,700,000 at July 31, 2003. Our cash increased by $1,506,000 to $3,790,000 at July 31, 2004 from $2,283,000 at July 31, 2003 due primarily to the completion of the 2004 Private Placement. Our accounts receivable increased by $421,000 to $2,154,000 at July 31, 2004 from $1,733,000 at July 31, 2003 due primarily to the addition of $262,000 in accounts receivable in connection with the acquisition of Electronic Commerce Systems, Inc. in June 2004.

Analysis of Cash Flows

      Cash used in our operating activities increased by $1,175,000 to $2,876,000 in 2004 from $1,701,000 in 2003. Net loss before impairment charges, depreciation and amortization, bad debt expense, gains and losses, and noncash charges decreased $763,000 to $1,658,000 in 2004 from $2,422,000 in 2003. This improvement was offset by an increase of $309,000 in accounts receivable in 2004 from a decrease of $1,200,000 in accounts receivable in 2003 due to the collection of $1,500,000 from Triaton in 2003.

      Cash provided by our investing activities increased by $133,000 to $140,000 in 2004 from $7,000 in 2003. This increase is primarily attributable to an increase in cash received from the sale of marketable securities of $79,000 to $134,000 in 2004 from $55,000 in 2003. In the addition, the acquisition of ECS provided net cash of $69,000 in 2004.

      Cash provided by our financing activities increased $2,353,000 to $4,242,000 in 2004 from $1,889,000 in 2003. This increase is due primarily to an increase in cash received from the issuance of class A common stock, preferred stock and warrants of $2,345,000 to $4,410,000 in 2004 from $2,065,000 in 2003.

Tabular Disclosure of Contractual Obligations

      We enter into many contractual and commercial undertakings during the ordinary course of business. The following table summarizes information about certain of our obligations at July 31, 2004. The table should be read together with the Notes to the Consolidated Financial Statements included elsewhere in this annual report.


---------------------------------------------------------------------------------------------------------
                                                            Payments due by period

Contractual Obligation                    Total      Less than one year    1-2 years    More than 2 years
---------------------------------------------------------------------------------------------------------
Capital lease obligations              $   58,363           54,480            3,883            --
Operating lease obligations             2,254,035          762,658          831,005         660,372
-------------------------------        ----------       ----------       ----------       ---------
Total                                  $2,312,398          817,138          834,888         660,372
-------------------------------        ----------       ----------       ----------       ---------

Recent Accounting Pronouncements

      In July 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 supersedes Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that costs associated with an exit or disposal plan be recognized when incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. We adopted SFAS 146 on January 1, 2003. The adoption of this standard did not have a significant impact on our consolidated financial position or results of operations.

      In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others" which elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of Interpretation No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. We have provided information regarding commitments and contingencies relating to guarantees in Note 13. The adoption of this standard did not have a significant impact on our consolidated financial position or results of operations.

      In November 2002, the Emerging Issues Task Force of the FASB ("EITF") reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which the vendor will perform multiple revenue generating activities. The EITF was effective for revenue arrangements entered into in fiscal years and interim periods beginning after June 15, 2003. The adoption of this consensus, effective August 1, 2003, did not have a significant impact on our consolidated financial position or results of operations.

      In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123" ("SFAS 148"). SFAS 148 amends SFAS 123, "Accounting for Stock-Based Compensation" to provide alternative methods to account for the transition from the intrinsic value method of recognition of stock-based employee compensation in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" to the fair value recognition provisions under SFAS 123. SFAS 148 provides two additional methods of transition and will no longer permit the SFAS 123 prospective method to be used for fiscal years beginning after December 15, 2003. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the pro-forma effects had the fair value recognition provisions of SFAS 123 been used for all periods presented. The adoption of SFAS 148 did not have a significant impact on our consolidated financial position and results of operations. We adopted the fair-value recognition provisions of SFAS 123 in January 2004 (Note 6).

      In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities ("FIN 46"). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements" to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, the FASB issued FIN No. 46 (Revised) ("FIN 46R") to address certain FIN 46 implementation issues. This interpretation requires that the assets, liabilities and results of activities of a Variable Interest Entity ("VIE") be consolidated into the financial statements of the enterprise that is the primary beneficiary of the VIE. FIN 46R also requires additional disclosures by primary beneficiaries and other significant variable interest holders. This interpretation is effective no later than the end of the first interim or reporting period ending after March 15, 2004, except for those VIE's that are considered to be special purpose entities, for which the effective date is no later than the end of the first interim or annual reporting period ending after December 15, 2003. We adopted FIN 46 in its entirety as of January 31, 2003. Since we have no VIE's, the adoption of FIN 46 did not have an impact on our financial position or results of operations.

      In April 2003, the FASB issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"), which amends and clarifies accounting for derivative instruments and for hedging activities under SFAS 133. Specifically, SFAS 149 requires that contracts with comparable characteristics be accounted for similarly. Additionally, SFAS 149 clarifies the circumstances in which a contract with an initial net investment meets the characteristics of a derivative and when a derivative contains a financing component that requires special reporting in the statement of cash flows. This Statement is generally effective for contracts entered into or modified after June 30, 2003 and did not have a significant impact on the our consolidated financial position or results of operations.

      In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. For financial instruments created before the issuance date of this Statement and still existing at the beginning of the interim period of adoption, transition shall be achieved by reporting the cumulative effect of a change in an accounting principle by initially measuring the financial instruments at fair value or other measurement attribute required by this Statement. The adoption of this Statement, effective August 1, 2003, did not have a material impact on our consolidated financial position or results of operations.

Risk Factors

      This annual report on Form 10-K contains a number of "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Specifically, all statements other than statements of historical facts included in this annual report regarding our financial position, business strategy and plans and objectives of management for future operations are forward-looking statements. These forward-looking statements are based on the beliefs of management, as well as assumptions made by and information currently available to management. When used in this annual report, the words "anticipate," "believe," "estimate," "expect," "may," "will," "hope," "continue" and "intend," and words or phrases of similar import, as they relate to our financial position, business strategy and plans, or objectives of management, are intended to identify forward-looking statements. These statements reflect our current view with respect to future events and are subject to risks, uncertainties and assumptions related to various factors including, without limitation, those described below under this heading "Risk Factors" and in our registration statements and periodic reports filed with the Securities and Exchange Commission under the Securities Act and the Exchange Act.

      Although we believe that our expectations are reasonable, we cannot assure you that our expectations will prove to be correct. Should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described in this annual report as anticipated, believed, estimated, expected or intended.

Risks Relating to ICC

      We have never earned a profit, may incur losses in the future and cannot assure that we will be profitable in the future on an operating basis or otherwise. We have incurred significant losses since we were founded in 1991. We have never earned a profit in any fiscal quarter and, as of July 31, 2004, we had an accumulated deficit of approximately $86 million.

      Our primary focus has been on growing the ICC.NET value added network, or VAN, service. The success of our VAN service, as well as the success of our other services, depends to a large extent on the future of business-to-business electronic commerce, our ability to effectively compete in the marketplace and our ability to earn a profit, each of which is uncertain. In particular, the success of the VAN service depends on the number of customers that subscribe to our VAN service, the volume of the data, documents or other information they send or retrieve utilizing this service and the price we are able to charge for this service.

      Over the past year, the VAN business has become significantly more price competitive, with major networks restructuring to reduce their overhead and other costs to better compete against Internet-based networks such as our ICC.NET service. While we have been successful in maintaining, and in fact have improved, our margins and we have increased the volume of data transmitted through our van, we have experienced price erosion in competing for larger customers. Although we expect to continue to add new customers and increase the volume of data transmitted through our service, we do not expect our revenue from VAN services to continue to grow as rapidly as in the past. If our revenues grow at a slower rate than we anticipate, or decrease, and we are unable to adjust spending in a timely manner or if our expenses increase without commensurate increases in revenues, our operating results will suffer and we may not ever achieve profitability.

      We acquired ECS in June 2004 and expect to focus more on our Service Bureau in the future. While we believe that the Service Bureau is approaching profitability we cannot be certain that it will ever generate significant profits.

      We may not be able to compete effectively in the business-to-business electronic commerce market, which could limit our market share and harm our financial performance. We face a significant number of competitors, ranging from very large enterprises or divisions of very large companies to a number of relatively small organizations, including:

      o Corporate information technology departments of current customers or prospects that are capable of internal solution development and support;
      o Large companies with broad and diverse offerings, including a division that offers business-to-business information exchange services, such as IBM;
      o Large e-Commerce business-to-business vendors with a broad array of service offerings, including GXS, Sterling Commerce and Inovis; and
      o Small companies with a core competence in a particular industry, including companies such as Pubnet in the publishing industry and Covisint in the automotive industry.

      These competitors are diverse in terms of their histories, business models, corporate strategies, financial strength, name recognition, company reputation, customer base and breadth of offerings.

      The principal competitive factors affecting our market for products and services are:

      o     Compliance with industry standards;
      o     Functionality and features of offerings;
      o     Level of customer and technical support;
      o     Price of services;
      o     Reliability, security and availability of services;
      o     Technical and industry expertise; and
      o     Vendor and offering reputations.

      Many of our large competitors have more history, significantly greater financial resources, larger customer bases and more easily recognized names than we do. As a result, our competitors may be able to respond more quickly to changing technology and changes in customer requirements or be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to potential customers and employees, or be able to devote greater resources to the development, promotion and sale of their services than we can. As a result, we may not be successful in competing against our competitors.

      New competition is emerging in the form of web services networks, collaborative applications, application service providers, e-marketplaces and integration broker suites. ICC has enhanced its technologies to communicate with these AS2-based technologies. As described above, we have developed new product and service offerings (AS2 and Data Synchronization) to improve our value proposition; however, there can be no assurance that these new product and service offerings will compete effectively and generate any significant revenues. Competitors providing these alternatives include Cyclone Corporation and Inovis. They offer software solutions that utilize the Internet to transmit data between trading partners. We believe that the high cost of implementation and the ongoing costs of supporting a company's trading partners are a barrier to the wider acceptance of their product offerings in the marketplace.

      Our catalog service competes with Quick Response Systems Corporation, or QRS. QRS and Global eXchange Services have dominated the catalog service industry for more than ten years, but we believe that our catalog pricing and functionality may create competitive advantages for our service.

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

      If we do not keep pace with rapid technological changes, customer demands and intense competition, we will not be successful. Our market is characterized by rapidly changing technology, customer demands and intense competition. The satisfactory performance, reliability and availability of our network infrastructure, customer support and document delivery systems and our web site are critical to our reputation and our ability to attract customers and maintain adequate customer service levels. If we cannot keep pace with these changes, and maintain the performance and reliability of our network, our ICC.NET VAN service could become uncompetitive and our business will suffer. The Internet's recent growth and the intense competition in our industry require us to continue to develop strategic business and Internet solutions that enhance and improve the customer service features, functions and responsiveness of our ICC.NET and other proposed services and that keep pace with continuing changes in information technology and customer requirements. As indicated above, we have developed new product and service offerings (AS2 and Data Synchronization) to improve our value proposition and have incorporated this communication methodology into our standard network services and are achieving success in stemming a migration of our customers' network traffic to those who could otherwise purchase an AS2 software offering. Furthermore, we are actively searching for ways to expand our business and the products and services we offer to keep pace with the rapidly changing technology, customer demands and intense competition. However, there can be no assurance that we will be able to keep pace with these changes and if we are not successful in developing and marketing enhancements to our ICC.NET VAN or other proposed services that respond to technological change or customer demands, our business will suffer.

      If we are unable to obtain necessary future capital, our business will suffer. As of July 31, 2004, we had unrestricted cash in the amount of approximately $3,790,000. We may need to raise additional funds if competitive pressures or technological changes are greater than anticipated, if we are unable to increase revenue at anticipated rates, if our expenses increase significantly or if our customers delay payment of our receivables. We cannot assure you that any additional financing will be available on reasonable terms or at all. Raising additional funds in the future by issuing securities could adversely affect our stockholders and negatively impact our operating results. If we raise additional funds through the issuance of debt securities, the holders of the debt securities will have a claim to our assets that will have priority over any claim of our stockholders. The interest on these debt securities would increase our costs and negatively impact our operating results. If we raise additional funds through the issuance of class A common stock or securities convertible into or exchangeable for class A common stock, the percentage ownership of our then-existing stockholders will decrease and they may experience additional dilution. In addition, any convertible or exchangeable securities may have rights, preferences and privileges more favorable to the holders than those of the class A common stock.

      Failure of our third-party providers to provide adequate Internet and telecommunications service could result in significant losses of revenue. Our operations depend upon third parties for Internet access and telecommunications service. Frequent or prolonged interruptions of these services could result in significant losses of revenues. Each of them has experienced outages in the past and could experience outages, delays and other difficulties due to system failures unrelated to our online architecture. From the evening of April 6, 2004 until 6:00 a.m. on April 8, 2004, our network lost connectivity to the network of one of our interconnection service providers because of equipment failure at the supplier's data center. These types of occurrences could also cause users to perceive our services as not functioning properly and therefore cause them to use other methods to deliver and receive information. We have limited control over these third parties and cannot assure you that we will be able to maintain satisfactory relationships with any of them on acceptable commercial terms or that the quality of services that they provide will remain at the levels needed to enable us to conduct our business effectively.

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

      If we lose our net operating loss carryforward of approximately $78.5 million, our financial results will suffer. Section 382 of the Internal Revenue Code contains rules designed to discourage persons from buying and selling the net operating losses of companies. These rules generally operate by focusing on ownership changes among stockholders owning directly or indirectly 5% or more of the common stock of a company or any change in ownership arising from a new issuance of stock by a company. In general, the rules limit the ability of a company to utilize net operating losses after a change of ownership of more than 50% of its common stock over a three-year period. Purchases of our class A common stock in amounts greater than specified levels could inadvertently create a limitation on our ability to utilize our net operating losses for tax purposes in the future. We are currently subject to a limitation on the utilization of our net operating loss carryforward.

      If we cannot successfully expand our business outside of the United States, our revenues and operating results will be adversely affected. Our current and future customers are conducting their businesses internationally. As a result, one component of our business strategy is to expand our international marketing and sales efforts and if we do not successfully expand our business in this way, we may lose current and future customers.

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

Risks Relating to the Internet and Online Commerce Aspects of Our Business

      If Internet usage does not continue to grow or if its infrastructure fails, our business will suffer. If the Internet does not gain increased acceptance for business-to-business electronic commerce, the growth of our business will be adversely affected. We cannot be certain that the infrastructure or complementary services necessary to maintain the Internet as a useful and easy means of transferring documents and data will continue to develop. The Internet infrastructure may not support the demands that growth may place on it and the performance and reliability of the Internet may decline.

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

Risks Relating to our Class A Common Stock

      Trading of our class A common stock is volatile. The market price of our class A common stock has been very volatile in the past, ranging from a high of $2.55 to a low of $0.80 between January 1, 2003 and October 26, 2004, and is likely to fluctuate substantially in the future. If our class A common stock fails to maintain a minimum bid price of $1.00 for 30 consecutive trading days, it may no longer be eligible for trading in the Nasdaq SmallCap Market.

      Shares eligible for future sale by our existing stockholders may adversely affect our stock price and may render it difficult to sell class A common stock. Between January 1, 2003 and October 2004, we registered on one or more registration statements, an aggregate of 9,987,817 shares of our class A common stock, which includes 3,016,917 shares of class A common stock issuable upon the exercise of warrants to purchase shares of class A common stock and 192,307 shares of class A common stock issuable upon conversion of our series D preferred stock, and of which a registration statement covering 1,941,409 shares has not been declared effective by the Securities and Exchange Commission. The market price of our class A common stock could be materially and adversely affected by sales of even a small percentage of these shares or the perception that these sales could occur.

      The market for our class A common stock may be illiquid, which would restrict the ability to sell shares of class A common stock. Our class A common stock is trading on the Nasdaq SmallCap Market. It is possible that the trading market for the class A common stock in the future will be thin and illiquid, which could result in increased volatility in the trading prices for our class A common stock. The price at which our class A common stock will trade in the future cannot be predicted and will be determined by the market. The price may be influenced by many factors, including investors' perceptions of our business, our financial condition, operating results and prospects, the use of the Internet for business purposes and general economic and market conditions.

      Our board of directors can issue preferred stock with rights adverse to the holders of class A common stock. Our board of directors is authorized, without further stockholder approval, to determine the provisions of and to issue up to 4,979,575 shares of preferred stock. Issuance of preferred shares with rights to dividends and other distributions, voting rights or other rights superior to the class A common stock could be adverse to the holders of class A common stock. In addition, issuance of preferred shares could have the effect of delaying, deterring or preventing an unsolicited change in control of our company, or could impose various procedural and other requirements that could make it more difficult for holders of our class A common stock to effect certain corporate actions, including the replacement of incumbent directors and the completion of transactions opposed by the incumbent Board of Directors. The rights of the holders of our class A common stock would be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. We are also subject to Section 203 of the Delaware General Corporation Law, which prohibits us from engaging in a business combination with any "interested" stockholder (as defined in Section 203) for a period of three years from the date the person becomes an interested stockholder, unless certain conditions are met.

      We may have to use significant resources indemnifying our officers and directors or paying for damages caused by their conduct. The Delaware General Corporation Law provides for broad indemnification by corporations of their officers and directors and permits a corporation to exculpate its directors from liability for their actions. Our bylaws and certificate of incorporation implement this indemnification and exculpation to the fullest extent permitted under this law as it currently exists or as it may be amended in the future. Consequently, subject to this law and to some limited exceptions in our certificate of incorporation, none of our directors will be liable to us or to our stockholders for monetary damages resulting from conduct as a director

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

Item 9A.  Controls and Procedures

      Our management, including our Chief Executive Officer and Acting Chief Financial Officer, have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of July 31, 2004, pursuant to Exchange Act Rules 13a-15(e) and 15(d)-15(e). Based upon that evaluation, our Chief Executive Officer and Acting Chief Financial Officer have concluded that as of such date, our disclosure controls and procedures in place are effective to ensure material information and other information requiring disclosure is identified and communicated on a timely basis. There were no significant changes in the registrant's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Item 9B.  Other Information.

      None.

                                    PART III

      The information required to be filed by Part III (Items 10, 11, 12, 13 and
14) is hereby incorporated by reference from the Company's definitive proxy statement (to be filed with the Securities and Exchange Commission pursuant to Regulation 14A), which proxy statement will be filed no later than 120 days after July 31, 2004.

                                     PART IV

Item 15.  Exhibits, Financial Statements Schedules and Signatures

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

2.3 Agreement and Plan of Merger among ICC, ICC Acquisition Corporation Inc., a wholly-owned subsidiary of ICC, Electronics Commerce Systems, Inc., or ECS, and certain shareholders of ECS (18)

3(i).1       Amended and Restated Certificate of Incorporation (1)

3(i).2       Certificate of Merger merging Infosafe Systems, Inc. and ICC (1)

3(i).3 Certificate of Amendment to the Amended and Restated Articles of Incorporation (2)

3(i).4 Certificate of Designations--Series A Convertible Redeemable Preferred Stock (1)

3(i).5       Certificate of Designations--Series C Preferred Stock (8)

3(i).6       Certificate of Designations--Series D Preferred Stock (8)

3(ii).1      Amended and Restated By-laws (6)

4.1          Specimen Certificate for Class A Common Stock (3)

4.2          Form of Class A Bridge Warrant issued in the 1998 bridge financing
             (1)

4.3 Warrant Agreement dated January 12, 2000, by and among ICC and Cable and Wireless USA, Inc. (8)

4.4 Form of Class A Common Stock Warrant issued in the October 29, 2001 private placement (13)

4.5 Form of Warrant Agreement issued in the April 30, 2003 and May 1, 2003 private placement (15)

4.6 Form of Registration Rights Agreement dated April 30, 2003, among ICC and the purchasers of shares of class A common stock identified therein (15)

4.7 Form of Registration Rights Agreement dated April 30, 2003, between ICC and Blue Water Venture Fund II, L.L.C. (15)

4.8 Warrant Agreement dated May 30, 2003 by and between Silicon Valley Bank, a California-chartered bank ("SVB") and the ICC (16)

4.9 Registration Rights Agreement dated as of May 30, 2003 by and between SVB and the ICC (16)

4.10 Form of Warrant Agreement issued in the April 20, 2004 private placement (17)

4.11 Form of Registration Rights Agreement dated as of April 20, 2004 between ICC and the purchasers of shares of class A common stock identified therein (17)

4.12 Form of Registration Rights Undertaking dated June 22, 2004 by ICC in favor of the shareholders of ECS (19)

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

10.5         Amended and restated Stock Option Plan (9)

10.6 First Amendment to Lease Agreement, dated as of January, 2000, by and between JB Squared LLC and ICC relating to the rental of an additional approximately 4,800 square feet at the Lakeview Executive Center, 45 Research Way, East Setauket, New York, 11733
             (12)

10.7 First Amendment of Lease Agreement between Madison Third Building Companies LLC and ICC relating to the rental of additional office space at 805 Third Avenue, New York, New York 10022 (12)

10.8 Lease Agreement, dated as of August 2, 2000, by and between IDC Realty, LLC as landlord and ICC as tenant relating to the rental of an approximately 8,000 square feet facility used by ICC's Service Bureau division (12)

10.9 Lease Agreement, dated as of November 1, 1999, by and between Shannon Oaks Partnership as landlord and RTCI as tenant relating to the rental of an approximately 8,000 square feet facility used by ICC's Professional Services division (14)

10.10        License agreement with Triaton dated July 2002 (13)

10.11 Form of Subscription Agreement dated as of April 30, 2003, among ICC and the purchasers of shares of class A common stock identified therein (15)

10.12 Form of Subscription Agreement dated as of April 30, 2003, between ICC and Blue Water Venture Fund II, L.L.C. for the purchase of shares of Series D Preferred Stock (15)

10.13 Accounts Receivable Financing Agreement dated as of May 30, 2003 by and between SVB and ICC (16)

10.14 First Loan Modification Agreement dated as of October 22, 2003 by and between SVB and ICC (16)

10.15 Intellectual Property Security Agreement dated as of May 30, 2003 by and between SVB and ICC (16)

10.16 Form of Securities Purchase Agreement dated as of April 15, 2004 by and among ICC and the purchasers listed on Schedule 1 thereto (17)

23           Consent of Deloitte & Touche LLP *

31.1 Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2         Certificate of the Acting Chief Financial Officer pursuant to
             Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1 Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2         Certification of the Acting Chief Financial Officer pursuant to
             Section 906 of the Sarbanes-Oxley Act of 2002 *


--------------------------
*     Filed herewith

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

(16) Incorporated by reference to ICC's Annual Report on Form 10-K for the year ended July 31, 2003,as filed with the Securities and Exchange Commission on October 31, 2003.

(17) Incorporated by reference to ICC's Current Report on Form 8-K dated April 20, 2004, as filed with the Securities and Exchange Commission on April 20, 2004.

(18) Incorporated by reference to ICC's Current Report on Form 8-K dated May 25, 2004, as filed with the Securities and Exchange Commission on May 26, 2004.

(19) Incorporated by reference to ICC's Current Report on Form 8-K dated June 22, 2004, as filed with the Securities and Exchange Commission on June 22, 2004.

(b)   Exhibits

      See index to exhibits on page 44.

(c)   Financial Statement Schedule

      See index to Consolidated Financial Statements and Schedule on page F-1.

                          INTERNET COMMERCE CORPORATION

             Index to Consolidated Financial Statements and Schedule




                                                                        Page
                                                                        ----

Report of Independent Registered Public Accounting Firm                  F-2
Consolidated balance sheets                                              F-3
Consolidated statements of operations                                    F-4
Consolidated statements of changes in stockholders'
  equity and other comprehensive income                                  F-5
Consolidated statements of cash flows                                    F-8
Notes to consolidated financial statements                               F-9
Schedule II.  Valuation and Qualifying Accounts                          F-37

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Internet Commerce Corporation
New York, New York

We have audited the accompanying consolidated balance sheets of Internet Commerce Corporation (the "Company") as of July 31, 2004 and 2003, and the related consolidated statements of operations, changes in stockholders' equity and other comprehensive income, and cash flows for each of the three years in the period ended July 31, 2004. Our audits also included the financial statement schedule listed at Item 15. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Internet Commerce Corporation as of July 31, 2004, and 2003, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the Consolidated Financial Statements, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS 142, "Goodwill and Other Intangible Assets," effective August 1, 2001.

/s/ Deloitte & Touche LLP
New York, New York
October 28, 2004


INTERNET COMMERCE CORPORATION

Consolidated Balance Sheets
                                                                                           July 31,
                                                                               ---------------------------------
                                                                                   2004                2003
                                                                               ------------         ------------

ASSETS
Current assets:
   Cash and cash equivalents                                                   $  3,789,643         $  2,283,339
   Marketable securities                                                               --                 91,941
   Accounts receivable, net of allowance for
     doubtful accounts of $308,867 and $220,281,
     respectively                                                                 2,154,463            1,732,890
   Prepaid expenses and other current assets                                        244,900              295,474
                                                                               ------------         ------------
          Total current assets                                                    6,189,006            4,403,644

Restricted cash                                                                     107,658              128,607
Property and equipment, net                                                         295,556              556,812
Software development costs, net                                                      17,860              127,841
Goodwill                                                                          2,539,238            1,211,925
Other intangible assets, net                                                      2,265,010            2,151,000
Other assets                                                                         14,237               18,507
                                                                               ------------         ------------
          Total assets                                                         $ 11,428,565         $  8,598,336
                                                                               ============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                            $    523,703         $    918,337
   Accrued expenses                                                               1,004,461            1,178,880
   Accrued dividends - preferred stock                                              232,787              231,726
   Deferred revenue                                                                 133,063               96,952
   Capital lease obligation                                                          52,291              148,189
   Other current liabilities                                                         45,111              129,985
                                                                               ------------         ------------
          Total current liabilities                                               1,991,416            2,704,069

Capital lease obligation - less current portion                                       2,908               46,120
Other non-current liabilities                                                          --                  8,011
                                                                               ------------         ------------
          Total liabilities                                                       1,994,324            2,758,200

Commitments and contingencies

Stockholders' Equity:
Preferred stock - 5,000,000 shares authorized,
  including 10,000 shares of series A, 10,000 shares
  of series C, 250 shares of series D and 175 shares of
  series S:
     Series A preferred stock - par value $.01 per share,
       none issued and outstanding                                                     --                   --
     Series C preferred stock - par value $.01 per share,
       44.76 votes per share; 10,000 shares issued and
       outstanding (liquidation value of $10,232,787)                                   100                  100
     Series D preferred stock - par value $.01 per share,
       769 votes per share; 250 shares issued and outstanding
       (liquidation value of $250,000)                                                    3                    3
Common stock:
    Class A - par value $.01 per share, 40,000,000
      shares authorized, one vote per share; 19,058,187
      and 13,797,566 shares issued and outstanding, respectively                    190,582              137,976
    Class B - par value $.01 per share, 2,000,000 shares
      authorized, six votes per share; none issued and
      outstanding                                                                      --                   --
Additional paid-in capital                                                       95,143,356           87,489,583
Accumulated deficit                                                             (85,899,800)         (81,813,191)
Accumulated other comprehensive income                                                 --                 25,665
                                                                               ------------         ------------
          Total stockholders' equity                                              9,434,241            5,840,136
                                                                               ------------         ------------

          Total liabilities and stockholders' equity                           $ 11,428,565          $ 8,598,336
                                                                               ============         ============


                 See notes to consolidated financial statements.

INTERNET COMMERCE CORPORATION

Consolidated Statements of Operations


                                                                                             Year Ended July 31,
                                                                             --------------------------------------------------
                                                                                  2004              2003               2002
                                                                             ------------       ------------       ------------

Revenues:
   Services                                                                  $ 11,704,803       $ 12,083,314       $ 11,221,796
   Technology license                                                                --                 --            3,000,000
                                                                             ------------       ------------       ------------
      Total revenues                                                           11,704,803         12,083,314         14,221,796
                                                                             ------------       ------------       ------------

Expenses:
   Cost of services (excluding non-cash compensation of $38,877
     in 2004, and $118,762 in 2002)                                             6,736,490          7,621,823          8,775,553
   Impairment of software inventory                                                  --              248,077               --
   Impairment of capitalized software development costs                            44,983            148,479               --
   Product development and enhancement (excluding non-cash
     compensation of $125,829 in 2004)                                            953,013          1,110,941            976,903
   Selling and marketing (excluding non-cash compensation of
     $94,119 in 2004 and $29,690 in 2002)                                       3,070,431          3,034,726          3,499,500
   General and administrative (excluding non-cash compensation of
      $542,014, $139,415 and $101,556 in 2004, 2003 and 2002,
      respectively)                                                             4,205,315          4,438,630          5,849,312
   Non-cash charges for stock-based compensation, services and
      legal settlements                                                           800,839            139,415            250,008
   Impairment of goodwill and acquired intangibles                                   --              982,142          1,710,617
                                                                             ------------       ------------       ------------
                                                                               15,811,071         17,724,233         21,061,893
                                                                             ------------       ------------       ------------

Operating loss                                                                 (4,106,268)        (5,640,919)        (6,840,097)
                                                                             ------------       ------------       ------------

Other income and (expense):
   Interest and investment income                                                   2,683             12,923             27,154
   Investment gain (loss)                                                          67,834            (19,072)           121,022
   Interest expense                                                               (50,712)           (39,326)           (69,385)
   Impairment of marketable securities                                               --             (317,924)              --
   Other income (loss)                                                               (146)              --              213,753
                                                                             ------------       ------------       ------------

                                                                                   19,659           (363,399)           292,544
                                                                             ------------       ------------       ------------

Loss before income taxes                                                       (4,086,609)        (6,004,318)        (6,547,553)

Provision for income taxes                                                           --                 --                 --
                                                                             ------------       ------------       ------------

Net loss                                                                       (4,086,609)        (6,004,318)        (6,547,553)

Dividends on preferred stock                                                     (401,061)          (400,031)          (364,987)
Beneficial conversation feature relating to series D preferred stock                 --             (106,730)              --
Beneficial conversion feature for repricing and issuance of warrants
  in warrant exchange offer                                                          --                 --             (461,084)
                                                                             ------------       ------------       ------------

Loss attributable to common stockholders                                     $ (4,487,670)      $ (6,511,079)      $ (7,373,624)
                                                                             ============       ============       ============

Basic and diluted loss per common share                                      $      (0.30)      $      (0.53)      $      (0.68)
                                                                             ============       ============       ============

Weighted average number of common shares outstanding -
   basic and diluted                                                         $ 15,025,524       $ 12,303,367       $ 10,867,447
                                                                             ============       ============       ============


                 See notes to consolidated financial statements.

INTERNET COMMERCE CORPORATION

Consolidated Statements of Changes in Stockholders' Equity and Other Comprehensive Income


                                             Preferred Stock                                       Common Stock
                                  ------------------------------------------------------------------------------------------------
                                      Series A         Series C          Series D          Class A                Class B
                                  ------------------------------------------------------------------------------------------------

                                   Shares  Amount   Shares   Amount   Shares   Amount   Shares     Amount      Shares      Amount
                                  ------------------------------------------------------------------------------------------------

Balance - August 1, 2001            225       $2    10,000    $100        -      $-     9,770,180  $97,702      1,930        $19

Conversion of series
  A preferred stock                (225)      (2)                                          73,688      737
Proceeds from exercise
  of employee stock options                                                                69,452      695
Forfeiture of cash related
  to options issued in
  acquisition
Conversion of Class B
  common stock                                                                              1,930       19     (1,930)       (19)
Proceeds from exercise
  of  warrants                                                                             23,910      239
Proceeds from warrant
  exchange offer                                                                          263,715    2,638
Proceeds from private
  placement of common
  stock and warrants                                                                    1,159,716   11,597
Common stock issued to
  directors                                                                                22,218      222
Forfeiture and cancellation
  of a former officer's
  restricted common stock                                                                 (23,684)    (237)
Common stock issued to
  investment advisors                                                                     200,000    2,000
Common stock issued to
  consultants                                                                              20,000      200
Common stock issued  as
  payment for dividends
  on preferred stock                                                                       98,839      989
Accrued dividends on
  preferred stock
Amortization of deferred
  compensation for restricted
  stock
Net loss
Unrealized loss -
  marketable securities

     Total comprehensive loss

                                 -------------------------------------------------------------------------------------------------
Balance - July 31, 2002               -    $   -    10,000  $  100        -   $   -    11,679,964 $116,801          -     $    -


                            (Continued on next page)



INTERNET COMMERCE CORPORATION

Consolidated Statements of Changes in Stockholders' Equity and Other
Comprehensive Income (CONT'D)



                                                                       Accumulated                 Deferred
                                                           ------------------------------------
                                             Additional                            Other          Compensation       Total
                                               Paid-In                          Comprehensive      Restricted     Stockholders'
                                               Capital          Deficit             Loss             Stock           Equity
                                            -----------------------------------------------------------------------------------

Balance - August 1, 2001                      $80,750,153    $(69,261,320)        $(209,728)        $(190,019)     $11,186,909

Conversion of series
  A preferred stock                                  (735)                                                                   -
Proceeds from exercise
  of employee stock options                       223,187                                                              223,882
Forfeiture of cash related
  to options issued in
  acquisition                                     106,979                                                              106,979
Conversion of Class B
  common stock                                                                                                               -
Proceeds from exercise
  of  warrants                                     59,536                                                               59,775
Proceeds from warrant
  exchange offer                                  636,936                                                              639,574
Proceeds from private
  placement of common
  stock and warrants                            3,095,671                                                            3,107,268
Common stock issued to
  directors                                        59,766                                                               59,988
Forfeiture and cancellation
  of a former officer's
  restricted common stock                        (144,000)                                                            (144,237)
Common stock issued to
  investment advisors                             502,560                                                              504,560
Common stock issued to
  consultants                                      77,200                                                               77,400
Common stock issued  as payment
  for dividends on
  preferred stock                                 399,011                                                              400,000
Accrued dividends on
  preferred stock                                (364,987)                                                            (364,987)
Amortization of deferred
  compensation for restricted
  stock                                                                                               190,019          190,019
Net loss                                                       (6,547,553)                                          (6,547,553)
Unrealized loss -
  marketable securities                                                            (118,347)                          (118,347)
                                                                                                                    ----------

     Total comprehensive loss                                                                                       (6,665,900)

                                      -----------------------------------------------------------------------------------------
Balance - July 31, 2002                       $85,401,277    $(75,808,873)       $ (328,075)         $      -       $9,381,230


                 See notes to consolidated financial statements.

INTERNET COMMERCE CORPORATION

Consolidated Statements of Changes in Stockholders' Equity and Other Comprehensive Income


                                             Preferred Stock                                       Common Stock
                                  ------------------------------------------------------------------------------------------------
                                      Series A         Series C          Series D          Class A                 Class B
                                  ------------------------------------------------------------------------------------------------
                                   Shares  Amount   Shares   Amount   Shares   Amount   Shares     Amount      Shares      Amount
                                  ------------------------------------------------------------------------------------------------

Balance - July 31, 2002                -   $    -   10,000   $   100      -    $    -  11,679,964  $116,801        -      $     -

Proceeds from private
  placement of Series D
  preferred stock, common
  stock and warrants                                                    250         3   1,682,683    16,827

Common stock and warrants
  issued for services                                                                      48,076       480

Common stock issued
  to directors                                                                             71,703       716

Proceeds from exercise
  of employee stock options                                                                12,797       128

Accrued dividends on
  preferred stock

Common stock issued
  as payment for dividends
  on preferred stock                                                                      302,343     3,024

Forfeiture of cash
  related to options
  issued in acquisition

Stock options issued
  for consulting services

Warrants issued in
  connection with accounts
  receivable financing
  agreement

Net loss

Reclassification of net
  unrealized loss on sale

Unrealized gain on
  marketable securities

Impairment of marketable
  securities

       Total comprehensive loss

----------------------------------------------------------------------------------------------------------------------------------

Balance - July 31, 2003                 -  $    -   10,000   $   100    250    $    3  13,797,566  $137,976        -      $     -
==================================================================================================================================


                            (Continued on next page)




INTERNET COMMERCE CORPORATION

Consolidated Statements of Changes in Stockholders' Equity and Other
Comprehensive Income (CONT'D)



                                                                       Accumulated                 Deferred
                                                           ------------------------------------
                                             Additional                            Other          Compensation       Total
                                               Paid-In                          Comprehensive      Restricted     Stockholders'
                                               Capital         Deficit              Loss             Stock           Equity
                                            ----------------------------------------------------------------------------------

Balance - July 31, 2002                      $85,401,277    $(75,808,873)       $ (328,075)         $    -        $9,381,230

Proceeds from private
  placement of Series D
  preferred stock, common
  stock and warrants                           1,830,734                                                           1,847,564

Common stock and warrants
  issued for services                             49,520                                                              50,000

Common stock issued
  to directors                                    83,950                                                              84,666

Proceeds from exercise
  of employee stock options                        3,258                                                               3,386

Accrued dividends on
  preferred stock                               (400,031)                                                           (400,031)

Common stock issued
  as payment for dividends
  on preferred stock                             396,977                                                             400,001

Forfeiture of cash
  related to options
  issued in acquisition                           47,511                                                              47,511

Stock options issued
  for consulting services                         42,248                                                              42,248

Warrants issued in
  connection with accounts
  receivable financing
  agreement                                       34,139                                                              34,139

Net loss                                                      (6,004,318)                                         (6,004,318)

Reclassification of net
  unrealized loss on sale                                                           19,072                            19,072

Unrealized gain on
  marketable securities                                                             16,744                            16,744

Impairment of marketable
  securities                                                                       317,924                           317,924
                                                                                                                   ---------

       Total comprehensive loss                                                                                   (5,650,578)

-----------------------------------------------------------------------------------------------------------------------------

Balance - July 31, 2003                      $87,489,583    $(81,813,191)        $  25,665         $     -        $5,840,136
=============================================================================================================================


                 See notes to consolidated financial statements.

INTERNET COMMERCE CORPORATION

Consolidated Statements of Changes in Stockholders' Equity and Other Comprehensive Income



                                             Preferred Stock                                       Common Stock
                                  -----------------------------------------------------------------------------------------------
                                      Series A         Series C          Series D          Class A                Class B
                                  -----------------------------------------------------------------------------------------------
                                   Shares  Amount   Shares   Amount   Shares   Amount   Shares     Amount      Shares     Amount
                                  -----------------------------------------------------------------------------------------------

Balance - July 31, 2003                -   $    -   10,000   $   100    250    $    3  13,797,566  $ 137,976       -      $    -

Proceeds from 2004
  private placement of
  common stock and warrants                                                             2,831,707     28,317

Expenses incurred from
  2003 private placement
  of series D preferred
  stock, common stock and
  warrants

Common stock issued
  relating to the
  acquisition of ECS                                                                     1,941,409    19,414

Proceeds from exercise
  of warrants                                                                               28,846       288

Return of common stock in
  compliance with NASD

Marketplace Rule 4350
  (i) (1) (A)                                                                              (11,091)     (111)

Stock based compensation
  expense

Common stock issued to
  directors                                                                                104,382     1,044

Proceeds from exercise
  of employee stock options                                                                  3,666        37

Accrued dividends
  on preferred stock

Common stock issued as
  payment for dividends
  on preferred stock,
  net of tax                                                                               361,702     3,617

Forfeiture of cash related
  to options issued in
  acquisition of RTCI

Net loss

Unrealized gain -
  marketable securities

Reclassification of
  unrealized gain on
  marketable securities

       Total comprehensive loss

---------------------------------------------------------------------------------------------------------------------------------

Balance - July 31, 2004                -    $   -   10,000    $  100    250    $    3  19,058,187   $190,582       -       $   -
---------------------------------------------------------------------------------------------------------------------------------


                            (Continued on next page)




INTERNET COMMERCE CORPORATION

Consolidated Statements of Changes in Stockholders' Equity and Other
Comprehensive Income (CONT'D)



                                                                       Accumulated                 Deferred
                                                           ------------------------------------
                                             Additional                            Other          Compensation       Total
                                               Paid-In                          Comprehensive      Restricted     Stockholders'
                                               Capital         Deficit              Loss             Stock           Equity
                                            -----------------------------------------------------------------------------------

Balance - July 31, 2003                      $ 87,489,583    $(81,813,191)         $ 25,665          $    -        $5,840,136

Proceeds from 2004
  private placement of
  common stock and warrants                     4,404,600                                                           4,432,917

Expenses incurred from
  2003 private placement
  of series D preferred
  stock, common stock and
  warrants                                        (23,385)                                                            (23,385)

Common stock issued
  relating to the
  acquisition of ECS                            2,446,175                                                           2,465,589

Proceeds from exercise
  of warrants                                      42,115                                                              42,403

Return of common stock in
  compliance with NASD

Marketplace Rule 4350
  (i) (1) (A)                                         111                                                                   -

Stock based compensation
  expense                                         671,118                                                             671,118

Common stock issued to
  directors                                       130,762                                                            131,806

Proceeds from exercise
  of employee stock options                         4,029                                                              4,066

Accrued dividends
  on preferred stock                             (401,061)                                                          (401,061)

Common stock issued as
  payment for dividends
  on preferred stock,
  net of tax                                      336,383                                                            340,000

Forfeiture of cash related
  to options issued in
  acquisition of RTCI                              42,926                                                             42,926

Net loss                                                       (4,086,609)                                        (4,086,609)

Unrealized gain -
  marketable securities

Reclassification of
  unrealized gain on
  marketable securities                                                              42,169                           42,169
                                                                                    (67,834)                         (67,834)
                                                                                                                 -----------
       Total comprehensive loss
                                                                                                                  (4,112,274)
-----------------------------------------------------------------------------------------------------------------------------

Balance - July 31, 2004                       $95,143,356    $(85,899,800)         $      -         $     -       $9,434,241
-----------------------------------------------------------------------------------------------------------------------------


                 See notes to consolidated financial statements.


INTERNET COMMERCE CORPORATION

Consolidated Statements of Cash Flows

                                                                                              Year Ended July 31,
                                                                               ------------------------------------------------
                                                                                   2004              2003              2002
                                                                               -----------       -----------       ------------

Cash flows from operating activities:
Net loss                                                                       $(4,086,609)      $(6,004,318)      $(6,547,553)
Adjustments to reconcile net loss to net cash used in operating activities:
   Impairment of goodwill and intangible assets                                       --             982,142         1,710,617
   Impairment of software inventory                                                   --             248,077              --
   Impairment of capitalized software                                               44,983           148,479              --
   Impairment of marketable securities                                                --             317,924              --
   Depreciation and amortization                                                 1,445,111         1,678,166         2,132,467
   Bad debt expense                                                                176,670            43,501           223,107
   Non-cash interest expense                                                        28,434             5,705              --
   Loss on disposal of fixed assets                                                   --                --              10,453
   Realized loss (gain) on sale of marketable securities                           (67,834)           19,072          (121,020)
   Non-cash charges for equity instruments issued for compensation,
     services, change of control and legal settlement                              800,839           139,415           250,008
   Changes in:
      Accounts receivable                                                         (309,449)        1,200,081        (1,611,337)
      Prepaid expenses and other assets                                             48,731           (40,388)          (35,664)
      Accounts payable                                                            (476,448)           45,413           148,420
      Accrued expenses                                                            (337,420)         (350,961)         (285,000)
      Deferred revenue                                                             (49,753)          (67,499)         (142,314)
      Other liabilities                                                            (92,884)          (65,458)          (24,735)
                                                                               -----------       -----------       -----------

      Net cash used in operating activities                                     (2,875,629)       (1,700,649)       (4,292,551)
                                                                               -----------       -----------       -----------

Cash flows from investing activities:
   Payment for purchase of acquisitions, net of cash acquired                       69,316              --                --
   Capitalization of software development costs                                       --             (16,333)         (175,034)
   Purchases of property and equipment                                             (63,266)          (60,513)          (49,535)
   Proceeds from sales of property and equipment                                      --                --              31,252
   Proceeds from sales of marketable securities                                    134,110            55,494           537,535
   Proceeds from maturity of certificate of deposits                                  --              28,496           119,532
                                                                               -----------       -----------       -----------
      Net cash provided by investing activities                                    140,160             7,144           463,750
                                                                               -----------       -----------       -----------

Cash flows from financing activities:
   Proceeds from issuance of preferred stock and warrants, net                        --             250,000              --
   Proceeds from issuance of common stock and warrants, net                      4,409,531         1,815,402         3,107,269
   Proceeds from exercise of warrants                                               42,403              --             699,348
   Proceeds from exercise of employee stock options                                  4,066             3,386           223,882
   Payment of preferred stock dividends                                               --                --              (6,583)
   Payment of withholding taxes on preferred stock dividends                       (60,000)             --                --
   Payments of capital lease obligations                                          (154,227)         (179,859)         (330,687)
                                                                               -----------       -----------       -----------
      Net cash provided by financing activities                                  4,241,773         1,888,929         3,693,229
                                                                               -----------       -----------       -----------

Net increase (decrease) in cash and cash equivalents                             1,506,304           195,424          (135,572)

Cash and cash equivalents, beginning of period                                   2,283,339         2,087,915         2,223,487
                                                                               -----------       -----------       -----------
Cash and cash equivalents, end of period                                         3,789,643         2,283,339         2,087,915
                                                                               ===========       ===========       ===========
Supplemental disclosure of cash flow information:
   Cash paid for interest during the period                                    $    22,278       $    33,621       $    69,385


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

   On June 22 2004, the Company acquired Electronic Commerce Systems, Inc. ("ECS"). ECS offers ongoing EDI compliance within e-business solutions to suppliers. ECS provides Internet-based services, software, and service bureau services for the e-commerce business-to-business communication service market. The operating results of ECS will be included in the Service Bureau segment.

2. SIGNIFICANT ACCOUNTING POLICIES AND PROCEDURES

   Principles of consolidation:

   The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

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



2. SIGNIFICANT ACCOUNTING POLICIES AND PROCEDURES (CONT'D)

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

   Until January 2004, the Company provided a range of EDI and electronic commerce consulting services and EDI education and training seminars throughout the United States. Revenue from EDI and electronic commerce consulting services and education and training seminars were recognized when the services were provided. The Company discontinued its EDI education and training seminars in February 2004. Revenues from EDI education and training seminars were immaterial in all periods presented.

   Revenue from fixed fee data mapping and professional service contracts are recognized using the percentage-of-completion method of accounting, as prescribed by SOP 81-1 "Accounting for Performance of Construction-Type and Certain Production-Type Contracts."

   The percentage of completion for each contract is determined based on the ratio of direct labor hours incurred to total estimated direct labor hours required to complete the contract. The Company may periodically encounter revisions in estimated costs and other factors that may lead to a change in the estimated profitability of a fixed-price contract. In such circumstances, adjustments to cost and profitability estimates are made in the period in which the underlying factors requiring such revisions become known. If such revisions indicate a loss on a contract, the entire loss is recorded at such time. Amounts billed in advance of services being performed are recorded as deferred revenue. Certain fixed-fee contracts may have substantive customer acceptance provisions. The acceptance terms generally include a single review and revision cycle for each deliverable to incorporate the customer's suggested or required modifications. Deliverables are considered accepted upon completion of the review and revision cycle and revenue is recognized upon that acceptance.

   The Company also derives revenue from its Service Bureau. Service Bureau revenue is comprised of EDI services, including data translation services, purchase order and invoice processing from EDI-to-print and print-to-EDI, UPC services, including UPC number generation, UPC catalog maintenance and UPC label printing. The Service Bureau also derives revenue from software licensing and provides software maintenance and support. Revenue from the EDI services and UPC services is recognized when the services are provided. The Company accounts for its EDI software license sales in accordance with the American Institute of Certified Public Accountants Statement of Position 97-2, "Software Revenue Recognition," as amended ("SOP 97-2"). Revenue from software licenses is recognized when all of the following conditions are met:
   (1) a non-cancelable, non-contingent license agreement has been signed; (2) the software product has been delivered; (3) there are no material uncertainties regarding customer acceptance; and (4) collection of the resulting receivable is probable. Revenue from software maintenance and support contracts is recognized ratably over the life of the contract. The Service Bureau's software license revenue was not significant in any of the periods presented.

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



2. SIGNIFICANT ACCOUNTING POLICIES AND PROCEDURES (CONT'D)

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

   Loss per share of common stock:

   The Company calculates its loss per share under the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 requires dual presentation of "basic" and "diluted" loss per share on the face of the statement of operations. In accordance with SFAS 128, basic loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during each period. Diluted loss per share is calculated by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding and all dilutive potential common shares that were outstanding during the period. The per share effects of potential common shares such as warrants, options and convertible preferred stock have been excluded from the calculation of diluted loss per share, as their effect would be antidilutive in all periods presented.

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

   The Company capitalizes the costs of acquiring, developing and testing software to meet the Company's internal needs. Under the provisions of SOP 98-1, the Company capitalizes costs associated with software developed or obtained for internal use when both the preliminary project stage is completed and management has authorized further funding for the project which it deems probable will be completed and used to perform the function intended. Capitalized costs include only (1) external direct costs of materials and services consumed in developing or obtaining internal-use software, (2) payroll and payroll-related costs for employees who are directly associated with and devote time to the internal-use software project and (3) interest costs incurred while developing internal-use software. Capitalization of such costs ceases

INTERNET COMMERCE CORPORATION

Notes to consolidated financial statements


2. SIGNIFICANT ACCOUNTING POLICIES AND PROCEDURES (CONT'D)

   no later than the point at which the project is substantially complete and ready for its intended use. Software development costs are amortized using a straight-line method over a three-year period. Accumulated amortization of software development costs for internal use software was $380,179, $326,598 and $273,017 for the years ended July 31, 2004, 2003 and 2002, respectively. During the fiscal year ended July 31, 2002, $52,597 of costs associated with the development of software for internal use have been capitalized. No amounts were capitalized in the fiscal years ended July 31, 2004 and 2003.

   The Company capitalizes the costs of computer software to be sold or otherwise marketed in accordance with the provisions of SFAS 86. Costs related to the conceptual formulation and design of software are expensed as product development. Costs incurred subsequent to the establishment of technological feasibility are capitalized. Capitalization of costs ceases when the product is available for general release to customers. Capitalized software costs are amortized over the shorter of three years or the expected life of the product. Amortization of these software development costs amounted to $11,417 and $13,020 for the fiscal years ended July 31, 2004 and 2003, respectively. The amounts amortized during the fiscal year ended July 31, 2002 were insignificant. Development costs in the amount of $16,333 and $122,437 were capitalized under the provisions of SFAS 86 for the fiscal years ended July 31, 2003 and 2002, respectively. No development costs were capitalized during the fiscal year ended July 31, 2004. For the fiscal years ended July 31, 2004 and 2003, the Company recorded impairment charges of approximately $45,000 and $148,000, respectively, for previously capitalized software development costs related to in-process software development projects of its Service Bureau. The Company decided not to complete these projects due to unfavorable market conditions.

   Stock-based compensation:

   In January 2004, the Company adopted the fair value provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 established a fair-value-based method of accounting for stock-based compensation plans. Pursuant to the transition provisions of SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148"), the Company has elected the prospective method and applies the fair value method of accounting to all equity instruments issued to employees on or after August 1, 2003. The fair value method is not applied to stock option awards granted in fiscal years prior to the fiscal year ended July 31, 2004. Such awards will continue to be accounted for under the intrinsic value method pursuant to Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), except to the extent that prior years' awards are modified subsequent to August 1, 2003. Option awards granted prior to August 1, 2003 that have not been modified or settled continue to be accounted for under the intrinsic value method of APB
   25. Therefore, the cost related to stock-based employee compensation included in the determination of the net loss for the fiscal year ended July 31, 2004 is less than that which would have been recognized if the fair value based method had been applied to all awards since their date of grant. The following table illustrates the effect on net loss and net loss per common share if the fair value based method had been applied to all outstanding and unvested awards in each period.

INTERNET COMMERCE CORPORATION

Notes to consolidated financial statements



2. SIGNIFICANT ACCOUNTING POLICIES AND PROCEDURES (CONT'D)

                                                          -------------------------------------------------------------
                                                              2004                    2003                     2002
                                                          -------------------------------------------------------------

Net loss, as reported                                     $ (4,086,609)           $ (6,004,318)           $ (6,547,553)
Add: Stock-based employee compensation expense
  included in reported net loss                                628,712                    --                      --
Deduct: Total stock-based employee compensation
  expense determined under fair value based method
  for all awards                                              (633,104)             (5,153,242)             (9,755,547)
                                                          ------------------------------------------------------------
  Pro forma net loss                                      $ (4,091,001)           $(11,157,560)           $(16,303,100)
                                                          ============================================================
Basic and diluted loss per common share:
  As reported                                             $      (0.30)           $      (0.53)           $      (0.68)
  Pro forma                                               $      (0.27)           $      (0.91)           $      (1.58)

   Income taxes:

   Deferred income taxes are determined by applying enacted statutory rates in effect at the balance sheet date to the differences between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements. A valuation allowance is provided, based on the weight of available evidence, if it is considered more likely than not that some portion, or all, of the deferred tax assets will not be realized.

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



2. SIGNIFICANT ACCOUNTING POLICIES AND PROCEDURES (CONT'D)

   amount of the asset, the Company would recognize an impairment loss. The amount of the impairment loss will be determined by comparing the carrying value of the long-lived asset to the present value of the net future operating cash flows to be generated by the asset (See Note 4).

   Goodwill:

   Goodwill consists of the excess of the purchase price over the fair value of identifiable net assets of businesses acquired. Effective August 1, 2001, the Company adopted SFAS 141, "Business Combinations" ("SFAS 141") and SFAS 142, "Goodwill and Other Intangible Assets" ("SFAS 142").

   SFAS 141 requires that all business combinations subsequent to June 30, 2001, be accounted for using the purchase method of accounting. SFAS 141 also requires that the fair value of an assembled workforce acquired be included in the amount initially recorded as goodwill. Upon adopting the provisions of SFAS 141, the Company reclassified into goodwill $1,710,617 that was initially recorded as other intangible assets related to the value of the assembled workforce of Research Triangle Commerce, Inc., a wholly-owned subsidiary of ICC acquired in November 2000 ("RTCI").

   SFAS 142 requires that goodwill no longer be amortized; instead, goodwill is to be evaluated for impairment at least annually and whenever events or circumstances indicate impairment may have occurred. The assessment requires the comparison of the fair value of each of the Company's reporting units to the carrying value of its respective net assets, including allocated goodwill. If the carrying value of the reporting unit exceeds its fair value, the Company must perform a second test to measure the amount of impairment. The second step of the goodwill impairment test compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. The Company allocates the fair value of a reporting unit to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss would be recognized by the Company in an amount equal to that excess (see
   Note 4). The Company performs its annual goodwill impairment test on August 1st.

   Marketable securities:

   Marketable securities are classified as available for-sale securities. Unrealized holding gains and losses are recorded as other comprehensive income, net of any related tax effect (See Note 6).

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



2. SIGNIFICANT ACCOUNTING POLICIES AND PROCEDURES (CONT'D)

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

   In November 2002, the Emerging Issues Task Force of the FASB ("EITF") reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which the vendor will perform multiple revenue generating activities. The EITF is effective for revenue arrangements entered into in fiscal years and interim periods beginning after June 15, 2003. The adoption of this consensus, effective August 1, 2003, did not have a significant impact on the Company's consolidated financial position or results of operations.

   In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123" ("SFAS 148"). SFAS 148 amends SFAS 123, "Accounting for Stock-Based Compensation," to provide alternative methods to account for the transition from the intrinsic value method of recognition of stock-based employee compensation in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," to the fair value recognition provisions under SFAS
   123. SFAS 148 provides two additional methods of transition and will no longer permit the SFAS 123 prospective method to be used for fiscal years beginning after December 15, 2003. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the pro-forma effects had the fair value recognition provisions of SFAS 123 been used for all periods presented. The adoption of SFAS 148 did not have a significant impact on the Company's consolidated financial position or results of operations. The Company adopted the fair-value recognition provisions of SFAS 123 in January 2004 (See Note
   10).

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



2. SIGNIFICANT ACCOUNTING POLICIES AND PROCEDURES (CONT'D)

   Statement is generally effective for contracts entered into or modified after June 30, 2003 and did not have a significant impact on the Company's consolidated financial position or results of operations.

   In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. For financial instruments created before the issuance date of SFAS 150 and still existing at the beginning of the interim period of adoption, transition shall be achieved by reporting the cumulative effect of a change in an accounting principle by initially measuring the financial instruments at fair value or other measurement attribute required by SFAS
   150. The adoption of SFAS 150, effective August 1, 2003, did not have a material impact on the Company's consolidated financial position or results of operations.

3. ACQUISITION OF ECS

   On June 22, 2004, the Company completed the acquisition of Electronic Commerce Systems, Inc. ("ECS"). In accordance with the terms of the Agreement and Plan of Merger, dated May 25, 2004 (the "Merger Agreement"), ICC Acquisition Corporation, Inc., a wholly-owned subsidiary of ICC, merged with and into ECS and ECS became a wholly-owned subsidiary of ICC. ICC issued a total of 1,941,409 shares of its class A common stock, valued at $2,465,589, in connection with the acquisition, of which 345,183 shares were issued in exchange for approximately $471,000 of outstanding debt ECS owed to certain of its shareholders and in payment of ECS's legal fees. In determining the purchase price of the acquisition, the shares of ICC class A common stock issued were valued at $1.28 per share, the average market price of ICC's class A common stock over the 2-day period before and after the terms of the acquisition were agreed to and announced.

   The ECS merger was accounted for under the purchase method of accounting and, accordingly, the acquired assets and liabilities of ECS were recorded based on their fair values at the date of acquisition. The results of operations of ECS are consolidated with the results of operations of the Company subsequent to the acquisition date.

   The following table sets forth the components of the purchase price as of July 31, 2004:

     Value of class A common stock issued        $ 2,465,589
     Estimated transaction costs                     311,686
                                                 -----------
          Total purchase price                   $ 2,777,275
                                                 ===========

   The following table provides the estimated fair value of assets acquired and liabilities assumed:

      Cash                                       $   174,875
      Accounts receivable                            288,794
      Fixed assets                                    61,707
      Other assets                                     6,093
      Identifiable intangibles                     1,092,776
      Liabilities                                   (174,283)
                                                ------------
      Fair value of net assets acquired            1,449,962
                                                ------------
      Estimated goodwill                        $  1,327,313
                                                ============

INTERNET COMMERCE CORPORATION

Notes to consolidated financial statements



3. ACQUISITION OF ECS (CONT'D)

   At the date of acquisition, the intangible assets of ECS consisted of its internally developed systems, valued at $877,000 and its customer relationships valued at $216,000.

   None of the goodwill associated with the acquisition of ECS is expected to be deductible for tax purposes.

   Pro Forma Financial Information

   The following unaudited pro forma summary financial information presents the consolidated results of operations of the Company as if the acquisition of ECS had occurred on August 1, 2002. The pro forma results are shown for illustrative purposes only and do not purport to be indicative of the results that would have been reported if the acquisition of ECS had occurred on the date indicated or indicative of the results which may occur in the future.

                                               July 31, 2004   July 31, 2003
                                               -------------   -------------
     Revenues                                   $13,522,000     $13,750,000
     Net loss                                  $ (4,031,000)    $(6,714,000)
     Basic and diluted loss per common share   $      (0.24)    $     (0.47)

4. GOODWILL AND ACQUIRED INTANGIBLE ASSETS

   On August 1, 2001, the Company adopted the provisions of SFAS 141, "Business Combinations" ("SFAS 141"), and SFAS 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires that the fair value of an assembled workforce acquired be included in the amount initially recorded as goodwill. Upon adoption of SFAS 141, the Company reclassified into goodwill $1,710,617 that was initially recorded as other intangible assets related to the value of the assembled workforce of RTCI as required by this statement. SFAS 142 requires that intangible assets with indefinite useful lives no longer be amortized, but rather be tested at least annually for impairment. The Company evaluated goodwill for impairment at August 1, 2001 and determined no impairment existed at that date. The Company's reporting units utilized for evaluating the recoverability of goodwill are the same as its operating segments.

   At July 31, 2004 and 2003, other intangible assets included the proprietary data mapping technology acquired in the acquisition of RTCI. In addition, at July 31, 2004 other intangible assets included internally developed systems and customer relationships acquired in the acquisition of ECS. The gross carrying value of the mapping technology was $4,780,000 as of July 31, 2004 and 2003, respectively. The gross carrying values of the internally developed systems and customer relationships were $877,000 and $216,000, respectively, as of July 31, 2004. Accumulated amortization relating to mapping technology was $3,585,000 and $2,629,000 as of July 31, 2004 and 2003, respectively. The mapping technology is being amortized over five years and amortization expense has been recorded in cost of services. Accumulated amortization relating to the internally developed systems and customer relationships were $18,000 and $4,000, respectively, as of July 31, 2004. The acquired internally developed systems and customer relationships are being amortized over five years, and amortization expense has been recorded in cost of services and selling and marketing.

   The Company did not have any indefinite lived intangible assets that were not subject to amortization as of July 31, 2004 and 2003. The aggregate amortization expense for other intangible assets was $979,000 and $956,000 for the years ended July 31, 2004 and 2003, respectively.

INTERNET COMMERCE CORPORATION

Notes to consolidated financial statements



4. GOODWILL AND ACQUIRED INTANGIBLE ASSETS (CONT'D)

   As of July 31, 2004, estimated amortization expense for other intangible assets for the remaining life of those assets are as follows:

                              Year      Estimated Amortization Expense
                              ----      ------------------------------

                              2005             $1,175,000
                              2006             $  458,000
                              2007             $  219,000
                              2008             $  219,000
                              2009             $  196,000

INTERNET COMMERCE CORPORATION

Notes to consolidated financial statements



4. GOODWILL AND ACQUIRED INTANGIBLE ASSETS (CONT'D)

   The changes in the carrying amount of goodwill for the years ended July 31, 2004 and 2003, are as follows:

                                           ICC.NET   Service Bureau    Total
                                         --------------------------------------
      Balance at July 31, 2002           $  26,132   $ 2,167,935    $ 2,194,067
      Impairment loss                          -        (982,142)     (982,142)
                                         --------------------------------------
      Balance at July 31, 2003           $  26,132   $ 1,185,793    $ 1,211,925
      Acquired goodwill                        -       1,327,313      1,327,313
                                         --------------------------------------
      Balance at July 31, 2004           $  26,132   $ 2,513,106    $ 2,539,238

   The goodwill of all reporting units is tested annually for impairment as of August 1.

   During the quarter ended July 31, 2003, the goodwill of the Service Bureau was tested for impairment due to a significant decline in revenues and operating income resulting primarily from the bankruptcy of its largest customer. An impairment loss of $982,142 was recognized as a result of this evaluation. The fair value of the Service Bureau reporting unit was estimated using the net present value of expected future cash flows.

   Due to a continued decline in revenue throughout the fiscal year ended July 31, 2002, continued operating losses and a significant reduction in forecasted future operating profits, the Professional Services reporting unit, which was combined with ICC.NET in February 2004, was tested for impairment during the fourth quarter ended July 31, 2002. An impairment loss of $1,710,617 was recognized as a result of this evaluation. The fair value of the Professional Services reporting unit was estimated using the net present value of expected future cash flows.

   Prior to the Company's adoption of SFAS 142 on August 1, 2001, it was required to evaluate its long lived assets and identifiable intangibles for impairment pursuant to FAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS 121 requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable based on expected undiscounted cash flows and other relevant factors attributable to that asset.

5. IMPAIRMENT OF SOFTWARE INVENTORY

   In January 2003, the Company recorded an impairment charge of approximately $248,000 for software inventory held by the Professional Services reporting unit, which was combined with ICC.NET in February 2004, based on historical and projected sales, which indicated that its net carrying value was not recoverable. The Company had previously recorded a write-down of $100,000 for software inventory in July 2002. Such software inventory was classified as other current assets in the consolidated balance sheet. The Company's carrying value of such inventory as of July 31, 2003 and 2004 is not significant.

6. MARKETABLE SECURITIES

   The following is a summary of available for sale marketable securities:

                                                  Gross Unrealized
                                                 ------------------
                                         Cost     Gains     Losses   Fair Value
                                       -------   -------   -------   ----------

   Equity investments - July 31, 2003  $66,275   $26,874   $(1,209)   $91,941
                                       =======   =======   =======    =======

INTERNET COMMERCE CORPORATION

Notes to consolidated financial statements



6. MARKETABLE SECURITIES (CONT'D)

   Equity investments which consist of investments in publicly traded companies for which the Company does not have the ability to exercise significant influence are classified as available-for-sale and stated at fair value based on quoted market rates. Adjustments to the fair value of available-for-sale investments are recorded as a component of other comprehensive income, net of any related tax effect.

   In January 2003, the Company recorded an impairment charge of approximately $318,000 to write down available-for-sale marketable securities due to an other than temporary decline in value.

   In January 2004, the Company disposed of all its available-for-sale marketable securities and recorded a gain of $67,834.

7. PROPERTY AND EQUIPMENT

   Property and equipment consists of the following:

                                  Estimated            July 31,
                                 -----------------------------------------
                                 Useful Lives
                                   (Years)         2004          2003
                                   -------     -----------    -----------
   Computers and office equipment     3        $ 2,988,220    $ 3,071,911
   Furniture and fixtures             7            334,619        307,620
   Purchased software                 3            806,961        822,006
   Leasehold improvements          Various         189,688        189,688
                                               -----------    -----------

                                                 4,319,488      4,391,225
   Less accumulated depreciation
     and amortization                           (4,023,932)    (3,834,413
                                               -----------    -----------

                                               $   295,556    $   556,812
                                               ===========    ===========

   Depreciation and amortization expense related to property and equipment, including property and equipment acquired under capital leases, was approximately $397,000, $589,000 and $898,000 for the years ended July 31, 2004, 2003 and 2002, respectively. As of July 31, 2004, property and equipment acquired under capital leases had a cost basis of $419,921.

8. ACCRUED EXPENSES

   Accrued expenses consist of the following:

                                                          July 31,
                                                -----------------------------
                                                   2004              2003
                                                ----------        -----------
   Employee compensation and severance          $  195,596        $   230,696
   Acquisition related liabilities                 113,380                  -
   Vacation                                        310,100            342,886
   Professional fees                               148,870            287,004
   Lease abandonment                                33,117            165,536
   Other                                           203,398            152,758
                                               -----------        -----------

                                               $ 1,004,461        $ 1,178,880
                                               ===========        ===========

INTERNET COMMERCE CORPORATION

Notes to consolidated financial statements



9.  JOINT SERVICES AGREEMENT AND TECHNOLOGY LICENSE

    In July 2002, the Company and Triaton GmbH ("Triaton") terminated a joint services agreement between the parties that had been executed in July 2000 and amended in July 2001. The Company and Triaton entered into a new agreement that provides Triaton a non-exclusive five-year license to use the Company's electronic data interchange system in Europe. The agreement also provides that Triaton may purchase sales support and customer support services based on ICC's standard terms and conditions. Triaton may also purchase software maintenance and support on an annual basis. The sale price for the license was $3,000,000 which was recognized as revenue in the fiscal year ended July 31, 2002. Under the terms of the agreement, Triaton paid $1,500,000 in July 2002 and $1,500,000 in October 2002.

10. STOCKHOLDERS' EQUITY

    2004 Private Placement of Common Stock:

    On April 20, 2004, the Company completed a private placement of class A common stock and warrants to purchase shares of class A common stock (the "2004 Private Placement") for aggregate gross proceeds of approximately $4,955,500. In the 2004 Private Placement, the Company sold 2,831,707 shares of class A common stock and warrants to purchase 849,507 shares of class A common stock. These warrants are exercisable for five years commencing on October 20, 2004 at an exercise price of $2.22 per share. No directors, officers or entities with which the Company's directors or officers are affiliated participated in the 2004 Private Placement.

    In connection with the 2004 Private Placement, the Company incurred fees and expenses of $748,488, of which $423,274 was paid in cash at closing, $99,309 is payable in cash and $225,905 was paid by issuing warrants to purchase 283,170 shares of class A common stock. The fair value of the warrants was estimated by management using the Black Scholes option-pricing model. These warrants have substantially the same terms as the warrants issued in the 2004 Private Placement.

    In connection with the 2004 Private Placement, the Company entered into a registration rights agreement with the investors, dated as of April 20, 2004, and filed a registration statement with the SEC on April 30, 2004 pursuant to this agreement. The registration statement was declared effective on August 20, 2004 and the Company is required to pay the holders of shares issued in the 2004 Private Placement liquidated damages totaling $3,300 because of a two-day delay in causing the registration statement to become effective. If the effectiveness of the registration statement is not maintained for the period required by the registration rights agreement, the Company may be required to pay to the holders of shares issued in the 2004 Private Placement liquidated damages of one percent (1%) of the purchase price paid for the shares by the holders for each 30 day period (or portion thereof on a pro rata basis) that the effectiveness of the registration statement is not maintained.

    2003 Private Placement of Common Stock and Preferred Stock:

    During April and May 2003, the Company completed a private placement of class A common stock, convertible preferred stock and warrants to purchase shares of common stock (the "2003 Private Placement") for aggregate gross proceeds of approximately $2,085,000.

INTERNET COMMERCE CORPORATION

Notes to consolidated financial statements



10. STOCKHOLDERS' EQUITY (CONT'D)

    In the 2003 Private Placement the Company sold 1,682,683 shares of class A common stock and warrants to purchase 1,346,140 of class A common stock providing gross proceeds of approximately $1,835,000 and 250 shares of series D convertible redeemable preferred stock ("series D preferred) and warrants to purchase 153,845 shares of class A common stock for $250,000. All warrants are immediately exercisable and have an exercise price of $1.47 per share. The warrants are exercisable until the fifth anniversary of the date of issuance. In addition, the warrants are redeemable at the Company's option if the closing bid price of the Company's class A common stock exceeds 200% of the exercise price of the warrants for 30 consecutive trading days. The redemption price is $0.10 per share for each share issuable under the warrants.

    The 250 shares of series D preferred stock are convertible into 192,307 shares of class A common stock. The allocation of the proceeds from the sale of the series D preferred between the fair value of the series D and the fair value of the detachable warrants resulted in a beneficial conversion feature in the amount of $106,730 and which amount was immediately accreted and treated as a deemed dividend to the holder of the series D preferred stock as all of the series D preferred stock was eligible for conversion upon issuance.

    In connection with the 2003 Private Placement, the Company incurred fees of $325,750, of which $237,938 was paid in cash and $87,802 was paid by issuing warrants to purchase 110,680 shares of class A common stock. These warrants have substantially the same terms as the warrants issued in the 2003 Private Placement.

    In connection with the 2003 Private Placement, the Company issued 48,076 shares of class A common stock and warrants to purchase 38,460 shares of class A common stock in settlement of certain outstanding payables. The common stock and warrants were valued at $50,000, the invoice amount of the services provided to the Company.

    Approximately 21%, or $432,000, of the gross proceeds from the 2003 Private Placement was received from directors and officers and entities with which the Company's directors are affiliated. Subsequent to the completion of the Company's private placement described above, the Company determined that in order to comply with NASD Marketplace Rule 4350(i)(1)(A), the purchase price per share for the shares of class A common stock purchased by directors and officers in the private placement should be increased to market value, and on June 17, 2003 the directors and officers agreed to do so. As a result, two directors and three officers agreed to pay an additional $0.58 per share, or an aggregate of $85,502, for the shares of class A common stock they purchased in the private placement. In August of 2003 the Company paid bonuses of approximately $40,000 to reimburse the officers for their additional $0.58 per share payment and in January 2004, at the request of the NASD, these officers returned to the Company an aggregate of 11,091 shares of class A common stock they purchased in the private placement in order to increase their purchase price to $1.45 per share without regard to the bonuses.

    2001 Private Placement of Common Stock:

    On October 29, 2001, the Company sold 1,159,716 shares of class A common stock and warrants to purchase 347,915 shares of class A common stock for gross proceeds of $3,189,219. The warrants are immediately exercisable and have an exercise price of $3.58 per share. The warrants are exercisable for a five-year period. The Company may redeem the warrants, at its option, if the closing bid price of the class A common stock exceeds 200% of the exercise price for a period of 30 consecutive trading days. The redemption price is $0.10 for each share issuable under the warrants.

    In connection with the private placement, the Company incurred fees of $152,511, of which $35,000 was paid in cash and $117,511 was paid by issuing warrants to purchase 50,000 shares of class A common stock. The warrants have substantially the same terms and conditions as the warrants issued in the private

INTERNET COMMERCE CORPORATION

Notes to consolidated financial statements



10. STOCKHOLDERS' EQUITY (CONT'D)

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

    In addition, for each share of class A common stock purchased pursuant to a warrant exercise, a new warrant (the "New Warrants") to purchase an equivalent number of shares of class A common stock was issued. The New Warrants have an exercise price of $3.50 per share and are exercisable for five years. The Company may redeem the warrants, at its option, if the closing bid price of the class A common stock exceeds 200% of the exercise price for a period of thirty consecutive days. The redemption price is ten cents for each share issuable under the warrants. The warrant exchange offer had an initial expiration date of April 30, 2002, but was extended until May 31, 2002. The Company received $659,288 in gross proceeds and issued a total of 263,715 shares of class A common stock and warrants to purchase an equivalent number of shares of class A common stock as a result of the warrant exchange offer. The Company recorded a deemed dividend in the amount of $461,084 during the third quarter of fiscal 2002 in connection with the warrant exchange offer, representing the aggregate fair value of the repriced warrants exercised in the warrant exchange offer and the fair value of the New Warrants. In connection with the warrant exchange offer, the Company incurred fees of approximately $19,000 which were paid in cash.

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

    Class B Common Stock:

    Class B common stock is convertible into class A common stock on a one-for-one basis both upon the request of the holder of the class B common stock or automatically upon transfer of the class B common stock to a stockholder that did not hold any class B common stock before the transfer. Class B common stock is entitled to six votes per share, but in all other respects each share of class B common stock is identical to a share of class A common stock. There were no shares of class B common stock outstanding as of July 31, 2004 or 2003.

INTERNET COMMERCE CORPORATION

Notes to consolidated financial statements



10. STOCKHOLDERS' EQUITY (CONT'D)

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

    On July 1, 2002, the Company paid cash dividends of $6,583 to holders of series A preferred stock. There were no accrued dividends as of July 31, 2004 or 2003.

    There were no shares of series A preferred stock outstanding as of July 31, 2004 or 2003.

    Series C Preferred Stock:

    During the fiscal year ended July 31, 2000, the Company issued 10,000 shares of series C preferred stock and warrants to purchase 400,000 shares of class A common stock, at an exercise price of $22.21 per share, to Cable & Wireless, PLC ("C&W") for total consideration of $10,000,000. A beneficial conversion feature resulted from the allocation of the proceeds between the fair value of the series C preferred stock and the fair value of the warrants, which resulted in a discount on the preferred stock in the amount of $4,549,535, which amount was immediately accreted and treated as a deemed dividend to the holder of the shares of series C preferred stock as all of the series C preferred stock was eligible for conversion upon issuance.

    Series C preferred stock is convertible, at the option of the holder, into 447,628 shares of class A common stock, subject to certain customary anti-dilution adjustments.

    Series C preferred stock is redeemable, in whole or part, by the Company at the option of the Company, at any time after January 1, 2005. The redemption price for each share of series C preferred stock is $1,000 plus accrued and unpaid dividends. Notice of redemption must be given 45 days prior to the redemption date. Series C preferred shall be preferred as to assets over all other classes or series of preferred stock of the Company in the event of any liquidation, dissolution or winding up of the Company. In any liquidation, dissolution or winding up, the holders of series C preferred are entitled to receive an amount in cash equal to $1,000 per share plus any accrued and unpaid dividends before any distribution is made to holders of common stock.

INTERNET COMMERCE CORPORATION

Notes to consolidated financial statements



10. STOCKHOLDERS' EQUITY (CONT'D)

    The holders of the outstanding shares of series C preferred stock are entitled to receive a 4% per share annual cumulative dividend payable in cash or shares of common stock at the option of the Company. Each share of series C preferred stock is deemed to have a value of $1,000 and each share of common stock to be paid as a dividend shall be valued at the average of the Market Price (as defined by the certificate of designation of the series C convertible preferred stock) for ten consecutive trading days ending two days prior to the payment date. Dividends are payable on January 1 of each year. Dividends accrue and are cumulative on a daily basis, whether or not earned or declared. In January 2004, 2003 and 2002, the Company issued 361,702, 302,343 and 98,839 shares of class A common stock in payment of the dividends on series C preferred stock, respectively. The 2004 dividend was reduced by fifteen percent due to mandatory IRS tax withholding which was paid in March 2004 in the amount of $60,000. As of July 31, 2004, 2003 and 2002, the Company had accrued $232,787, $231,726 and $231,695 for dividends payable, respectively.

    On any matter presented to stockholders, series C preferred stock is entitled to the number of votes per share equal to the number of whole shares of class A common stock into which such share of series C preferred stock is convertible on the record date for the determination of stockholders that are entitled to vote on that matter.

    The total liquidation value of series C preferred stock was $10,000,000 plus accrued dividends of $232,787 as of July 31, 2004.

    Series D Preferred Stock:

    Series D preferred stock is convertible at the option of the holder into 192,307 shares of class A common stock subject to certain customary anti-dilution adjustments.

    Series D preferred stock is redeemable, in whole or in part, by the Company at the option of the Company at any time after April 30, 2005 if the price of class A common stock is greater than or equal to $2.60 per share for thirty consecutive trading days. The redemption price for each share of series D preferred stock is $1,000 plus any accrued and unpaid dividends. Series D preferred shall have preference as to assets over all other classes or series of common and preferred stock of the Company, except for series C preferred, in the event of any liquidation, dissolution, or winding up of the Company. In any liquidation, dissolution or winding up, The holders of series D preferred are entitled to receive an amount in cash equal to $1,000 per share plus any accrued and unpaid dividends before any distribution is made to holders of common and preferred stock, except for series C preferred stock.

    The holders of the outstanding shares of series D preferred stock are entitled to receive dividends at the discretion of the Board of Directors.

    On any matter presented to stockholders, series D preferred stock is entitled to the number of votes per share equal to the number of whole shares of class A common stock into which such share of series D preferred stock is convertible on the record date for the determination of stockholders that are entitled to vote on that matter.

INTERNET COMMERCE CORPORATION

Notes to consolidated financial statements



10. STOCKHOLDERS' EQUITY (CONT'D)

    Warrants:

    As of July 31, 2004, the following warrants to purchase class A common stock were outstanding:


                                                                                   Exercise
                                                             Number of Shares       Price     Expiration Date
                                                             ----------------     ---------   ---------------

     C & W Warrants                                            400,000  (a)       $   22.21   January 12, 2005
     2001 Private Placement Warrants                           109,091  (b)       $    3.58   October 28, 2006
     2001 Private Placement Commission Warrants                 25,000  (b) (c)   $    3.50   October  28, 2006
     2002 Warrant Exchange Offer Warrants                      263,715  (b)       $    3.50   April 24, 2007
     ING Warrants                                               60,000  (b)       $    3.50   July 11, 2007
     2003 Private Placement Warrants                         1,278,825  (b)       $    1.47   April 30, 2008
     2003 Private Placement Warrants                           230,774  (b)       $    1.47   May 1, 2008
     2003 Private Placement Commission Warrants                 89,810  (b) (d)   $    1.47   April 30, 2008
     2003 Private Placement Commission Warrants                 20,870  (b) (d)   $    1.47   May 1, 2008
     Silicon Valley Bank Warrants                               40,000  (e)       $    1.39   May 30, 2010
     2004 Private Placement Warrants                           849,507            $    2.22   October 20, 2009
     2004 Private Placement Commission Warrants                283,170  (f)       $    2.22   October 20, 2009

    a) Issued to C&W in a private placement. Upon exercise, holder is entitled to one share of class A common stock.

    b)  Redeemable by the Company at $0.10 per warrant under certain conditions.

    c) Issued to solicitation agents for their role in the October 2001 private placement.

    d) Issued to solicitation agents for their role in the April and May 2003 private placement.

    e) Issued in connection with the Company's Accounts Receivable Financing Agreement (Note 12).

    f)  Issued to the private placement agent in the 2004 private placement.

    The fair market value of warrants issued for compensation and services has been recognized as an expense in the period in which the respective services were performed.

    On March 31, 2004, certain warrants exercisable for an aggregate of 18,000 shares of the Company's class A common stock expired.

INTERNET COMMERCE CORPORATION

Notes to consolidated financial statements



10. STOCKHOLDERS' EQUITY (CONT'D)

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

    In May 2002, the Company granted options to purchase an aggregate of 845,000 shares of class A common stock to certain executive officers. The options all have an exercise price of $2.70 per share, which was the fair value of the class A common stock at the date of grant. One-third of these options vested upon issuance. An additional one-third vested on August 1, 2002, since the Company's net revenue exceeded $2,000,000 in the month of July 2002. The remaining one-third will vest on the earlier of November 10, 2007 and the day the closing price of the Company's class A common stock equals or exceeds $10.00 per share. All of these options will vest immediately upon a change in control of the Company as defined in the option agreements.

    In January 2004, the Company implemented a voluntary stock option exchange program whereby the Company offered to exchange outstanding options to purchase shares of the Company's common stock held by eligible employees of the Company with exercise prices per share greater than or equal to $11.50 for new options to purchase shares of the Company's common stock (the "Offer to Exchange"). Under the terms of the Offer to Exchange, the 26 participating employees agreed to cancel as of January 30, 2004 their existing options to purchase 823,500 shares of the Company's common stock and were granted options to purchase 494,100 shares of the Company's common stock with an exercise price of $1.25 per share, the closing market price per share on January 20, 2004. Each new employee option was fully vested at the date of grant. Additionally, under the terms of the Offer to Exchange, two directors cancelled as of January 30, 2004 existing options to purchase 250,000 shares of the Company's common stock and were granted options to purchase 150,000 shares of the Company's common stock with an exercise price of $2.00 per share. The options granted to directors vest in two equal annual installments commencing one year after the date of grant. One director was eligible but declined to participate in the exchange and surrendered to the Company options to purchase 50,000 shares of common stock with an exercise price of $19 per share.

    Prior to August 1, 2003, the Company accounted for its employee stock options under the intrinsic value method of APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations. Under APB 25, no stock-based employee compensation expense is reflected in the statement of operations for options granted to employees to purchase common stock granted with an exercise price equal to or greater that the market value of the underlying common stock on the date of grant. Effective August 1, 2003, the Company adopted the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation." The fair value method has been applied prospectively to all employee awards granted, modified or settled after August 1, 2003. Option granted prior to August 1, 2003 that have not been modified or settled continue to be accounted for under the intrinsic value method of APB 25. During the fiscal year ended July 31, 2004, the Company recorded non-cash charges for stock-based compensation of $628,712 as a result of the adoption of the fair value recognition provisions of FASB Statement No. 123.

INTERNET COMMERCE CORPORATION

Notes to consolidated financial statements



10. STOCKHOLDERS' EQUITY (CONT'D)

    The weighted-average fair value at the date of grant for options granted during the fiscal years ended July 31, 2004, 2003 and 2002 was $0.68, $1.04 and $2.37 per share, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted-average assumptions:

                                                   Year ended July 31,
                                           ------------------------------------
                                             2004         2003         2002
                                           --------     --------      ---------

     Risk-free interest rate                 2.43%        2.09%        3.77%
     Expected lives                            3            3            3
     Expected volatility                       94%         136%         140%
     Expected dividend yield                   0%           0%           0%

    The following table summarizes the Company's stock options outstanding as of July 31, 2004, 2003 and 2002, as well as changes during the years then ended:


                                                                        Year ended July 31,
                                          ---------------------------------------------------------------------------------
       (Shares in thousands)                         2004                      2003                     2002
                                          --------------------------   ------------------------   -------------------------
                                                    Weighted-Average           Weighted-Average            Weighted-Average
                                                        Exercise                   Exercise                     Exercise
                                            Shares       Price        Shares        Price         Shares         Price
                                          --------------------------  -------------------------   -------------------------

Options outstanding at beginning of year   5,262.0     $    8.92     5,422.3     $    9.62        4,517.7     $   12.93
Granted                                    1,679.9     $    1.63       342.0     $    1.35        1,672.1     $    3.08
Forfeited                                 (1,701.6)    $   15.31      (489.5)    $   11.58         (698.0)    $   16.03
Exercised                                     (3.7)    $    1.11       (12.8)    $    0.26          (69.5)    $    3.22
                                          --------                  --------                     --------

Options outstanding at end of year         5,236.6     $    4.51     5,262.0     $    8.92        5,422.3     $    9.62
                                          ========                  ========                     ========

Options exercisable at end of year         3,800.3     $    4.95     4,406.2     $    9.69        4,048.4     $    7.53
                                          ========                  ========                     ========

INTERNET COMMERCE CORPORATION

Notes to consolidated financial statements



10. STOCKHOLDERS' EQUITY (CONT'D)

    The following table presents information relating to stock options outstanding as of July 31, 2004: (Shares in thousands)


                                                      Options Outstanding                         Options Exercisable

                                                           Weighted-
                                                           Average        Weighted-                       Weighted-
                                                          Remaining        Average                         Average
                                                         Contractual       Exercise                        Exercise
                   Range of Exercise Prices    Shares        Life           Price          Shares          Price
                   --------------------------------------------------------------------------------------------------
                   0.26 - 0.96                  699.4         6.0         $   0.63          469.4        $    0.46
                   1.20 - 1.40                  730.1         6.7         $   1.27          631.1        $    1.26
                   1.41 - 2.13                  484.0         7.8         $   1.74          108.3        $    1.63
                   2.26 - 2.57                1,187.7         5.7         $   2.47          946.0        $    2.51
                   2.65 - 2.71                1,008.5         7.7         $   2.70          726.9        $    2.70
                   3.15 - 4.22                  396.3         7.4         $   3.72          393.0        $    3.72
                   5.13 - 6.29                  250.3         6.5         $   5.16          250.3        $    5.16
                   12.00 - 12.54                315.3         5.0         $  12.03          115.3        $   12.07
                   13.25 - 13.25                 15.0         6.1         $  13.25           10.0        $   13.25
                   40.00 - 40.00                 50.0         4.9         $  40.00           50.0        $   40.00
                   60.00 - 60.00                 50.0         4.9         $  60.00           50.0        $   60.00
                   80.00 - 80.00                 50.0         4.9         $  80.00           50.0        $   80.00
                                           -------------                                ------------
                                              5,236.6         6.6         $   4.51        3,800.3        $    4.95
                                           =============                                ============


    The Company had 941,259 options-shares available for grant under the Plan as of July 31, 2004.

    Restricted stock:

    On March 10, 2003, options and stock were awarded to a non-employee member of the board of directors as compensation for consulting services. This individual was awarded 20,000 shares of class A common stock, valued at $18,000, which was recorded as a non-cash charge for stock-based compensation for the year ended July 31, 2003. At the same time, this individual was also granted options to purchase 100,000 shares of class A common stock. Options to purchase 60,000 shares at an exercise price of $1.00 per share vest six months from the date of issuance, and options to purchase 40,000 shares at an exercise price of $1.25 per share vest one year from the date of issuance. The options have a fair value of $67,000, of which $15,000 has been recorded as a non-cash stock-based compensation charge for services for the year ended July 31, 2004. In November 2003, this individual surrendered the 100,000 options described above to the Company with no additional compensation charge recorded.

    Each non-employee member of the board of directors receives annual compensation of $25,000 for his current term of office, payable quarterly in shares of class A common stock of the Company. The Company recorded a non-cash compensation charge of $129,722 and $79,167 for the fiscal years ended July 31, 2004 and 2003, respectively, and issued 104,382 and 51,703 shares of class A common stock for the fiscal years ended July 31, 2004 and 2003, respectively, which were fully vested. No shares of common stock were issued to directors for compensation in the fiscal year ended July 31, 2001.

    The Company issued 172,907 shares of class A common stock to employees of RTCI in exchange for outstanding shares of restricted stock of RTCI at the consummation of the Company's acquisition of RTCI. Deferred stock-based compensation related to the restricted stock of $730,957 was recorded at the time of the acquisition. The Company recognized non-cash compensation expense related to the restricted stock of $0, $0 and $190,019 for the fiscal years ended July 31, 2004, 2003 and 2002, respectively. All outstanding shares of restricted stock vested on January 1, 2002.

INTERNET COMMERCE CORPORATION

Notes to consolidated financial statements



10. STOCKHOLDERS' EQUITY (CONT'D)

    On July 11, 2002, the Company entered into a Settlement Agreement with ING Merger, LLC and ING Capital, LLC, a wholly-owned subsidiary of ING Merger (collectively "ING"), pursuant to which the Company issued 200,000 shares of class A common stock and warrants to purchase 60,000 shares of class A common stock to ING Capital.

    The warrants are exercisable for five years at an exercise price per share of $3.50. ING had provided certain investment banking services to ICC in connection with its acquisition of RTCI. The Company had accrued $650,000 for such services at the time of the acquisition. The aggregate fair value of the class A common stock and warrants issued pursuant to the settlement was approximately $540,500. The Company recorded the difference of $109,500 as other income for the fiscal year ended July 31, 2002.

    In connection with the acquisition of RTCI, the Company paid $300,000 of investment banking fees on behalf of a former officer of the Company. During 2002, the former officer forfeited 23,689 shares of class A common stock issued in the merger in repayment of these investment banking fees. The number of shares forfeited were valued at the market price of ICC common stock as defined in the Agreement and Plan of Merger among ICC and RTCI.

11. INCOME TAXES

    The Company's effective tax rate varied from the statutory federal income tax rate as follows:


                                                              For the year ended July 31,
                                                          -------------------------------------
                                                             2004          2003       2002
                                                          -------------------------------------

Expected tax rate (benefit)                                 (35.0)  %     (35.0)   %   (35.0)  %
Increase (decrease) in taxes resulting from:
Non-deductible amortization and write-off of
  intangibles                                                  --           5.7          9.1
Other permanent differences                                   0.3           1.1          1.5
State and local income tax (benefit), net of
  federal effect                                             (5.0)         (4.0)        25.9
Other                                                         1.7          (4.3)        (6.7)
Increase in valuation allowance                              38.0          36.5          5.2
                                                         --------       --------      -------
Effective tax rate                                             --  %          --   %       --  %
                                                         ========       ========      =======

INTERNET COMMERCE CORPORATION

Notes to consolidated financial statements



11.   INCOME TAXES (CONT'D)

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets, liabilities and the valuation allowance at July 31, 2004 and 2003 are as follows:

                                                              July 31,
                                                   ----------------------------
                                                        2004             2003
                                                   ------------     -----------
Deferred tax assets:
        Accrued expenses                           $    252,208         267,915
        Deferred revenues                                52,863          30,682
        Deferred rent                                     6,175          29,389
        Property and equipment                          104,209          83,767
        Marketable securities                              --           116,903
        Non-cash compensation associated with
          options                                       268,447            --
        Credit for increasing research
          activity carryforwards                        148,414          85,275
        Capital loss carryforwards                      100,036            --
        Federal, state and local net
          operating loss carryforwards               31,417,352      30,077,973
                                                   ------------     -----------
                                                     32,349,704      30,691,904
Deferred tax liabilities:
        Purchased intangibles                          (906,004)       (860,400)
        Capitalized software development costs           (7,144)        (56,944)
                                                   ------------     -----------
                                                       (913,148)       (917,344)

        Net deferred tax asset before
          valuation allowance                        31,436,556      29,774,560

        Valuation allowance                         (31,436,556)    (29,774,560)
                                                   ------------     -----------
        Net deferred tax asset                     $       --       $      --
                                                   ------------     -----------

    The Company has provided a valuation allowance of 100% of its net deferred tax asset due to the uncertainty of generating future profits that would allow for the realization of such deferred tax asset. The net increase in the total valuation allowance for the year ended July 31, 2004 was $1,661,996.

    The Company has net operating loss carryforwards for tax purposes of approximately $78.5 million as of July 31, 2004. These carryforwards expire from 2007 to 2024.

    The Internal Revenue Code and Income Tax Regulations contain provisions which limit the use of available net operating loss carryforwards in any given year should significant changes (greater than 50%) in ownership interests occur. Due to the initial public offering in January 1995, the net operating loss carryover of approximately $1.9 million incurred prior to the initial public offering is subject to an annual limitation of approximately $400,000 until that portion of the net operating loss is utilized or expires. Due to the private placement of series A preferred stock in April 1999, the net operating loss carryover of approximately $18 million incurred prior to the private placement and subsequent to the initial public offering is subject to an annual limitation of approximately $1 million until that portion of the net operating loss is utilized or expires. Due to a 100% ownership change of RTCI in November 2000, the acquired net operating loss of approximately $6.5 million incurred prior to the ownership change is subject to an annual limitation of approximately $1.4 million until that portion of the net operating loss is utilized or expires. Also, due to a 100% ownership change of ECS in June 2004, the acquired net operating loss of approximately $1.1 million incurred prior to the ownership change is subject to an annual limitation of approximately $128,000 until that portion of the net operating loss is utilized or expires.

INTERNET COMMERCE CORPORATION

Notes to consolidated financial statements



12. ACCOUNTS RECEIVABLE FINANCING AGREEMENT

    On May 30, 2003, the Company executed an Accounts Receivable Financing Agreement ("Financing Agreement") with Silicon Valley Bank ("Bank") with a term of 1 year. Under the Financing Agreement, the Company may borrow, subject to certain conditions, up to 80% of its outstanding accounts receivable up to a maximum of $2,000,000. Interest accrues at the prime rate plus .35% plus a collateral handling fee equal to .20% on the average daily outstanding financed receivable balance. Interest is payable monthly. The Bank has been granted a security interest in substantially all of the Company's assets. In connection with the Financing Agreement, the Company issued the bank warrants to purchase 40,000 shares of the Company's class A common stock. The warrants are immediately exercisable at an exercise price of $1.39, equal to the fair market value of the Company's class A common stock at the date of closing of the Financing Agreement. The warrants are exercisable for seven years. The fair value of the warrants in the amount of approximately $34,000 is being amortized to interest expense over the term of the Financing Agreement. During the fiscal year ended July 31, 2003, the Company recorded interest expense in the amount of approximately $5,700 for the amortization of the fair value of the warrants. On October 22, 2003 and August 31, 2004, the Company and the Bank amended the Financing Agreement to extend its term to August 31, 2004 and December 29, 2004, respectively. As of July 31, 2004, no amounts were outstanding under the Financing Agreement.

13. COMMITMENTS AND CONTINGENCIES

    Profit sharing plan:

    The Company has a Profit Sharing Plan under which an amount equal to 3.5% of the pretax profit of the Company for each fiscal year is set aside for the benefit of such employees as are determined by the Board of Directors. No funding has been provided under this plan through July 31, 2004 as the Company has incurred losses since the inception of the plan.

    Obligations under operating leases:

    The Company has non-cancelable operating lease commitments for office space expiring on various dates through July 2009. Rent expense under these leases was approximately $967,000, $1,047,000 and $1,319,000 for the fiscal years ended July 31, 2004, 2003 and 2002, respectively. Certain leases contain escalation clauses for operating expenses.

    As of July 31, 2004, minimum future rental payments due under non-cancelable operating leases are as follows:

                          Year       Amount
                     -----------------------
                          2005   $  762,658
                          2006      411,788
                          2007      419,217
                          2008      349,266
                          2009      311,106
                                 ----------

                                 $2,254,035
                                 ==========


    On July 31, 2004, the Company ceased utilizing certain office space leased under a non-cancelable operating lease. The future lease payments for this space in the amount of $33,000 and $166,000 have been recorded as a

INTERNET COMMERCE CORPORATION

Notes to consolidated financial statements


13. COMMITMENTS AND CONTINGENCIES (CONT'D)

    liability at July 31, 2004 and 2003, respectively. The Company's Norcross office lease is with a related party with monthly payments of $3,715. This lease expires on July 31, 2005

    Obligations under capital leases:

    The Company has various non-cancelable capital leases for computer equipment and software. As of July 31, 2004, minimum future lease payments under non-cancelable capital leases were as follows:

                                                  Amount
                                                 -------
             2005                                $54,480
             2006                                  3,883
                                                 -------
                                                  58,363
             Amount representing interest          3,164
                                                 -------
             Present value of future minimum
               lease payments                     55,199
             Less current portion                (52,291)
                                                 -------
             Capital lease obligation - less
               current portion                   $ 2,908
                                                 =======

    Representations and Warranties:

    As part of its standard license agreements, the Company agrees to indemnify its customers against liability if the Company's products infringe a third party's intellectual property rights. Historically, the Company has not incurred any significant costs related to performance under these indemnities. As of July 31, 2004, the Company was not subject to any litigation alleging that the Company's products infringe the intellectual property rights of any third parties.

    Letters of credit:

    The Company has provided cash collateral for letters of credit in the aggregate amount of $107,563 and $128,607 at July 31, 2004 and 2003, respectively, which serve as security deposits for certain lease agreements. These amounts have been recorded as restricted cash in the Company's consolidated balance sheet.

    Separation Agreements:

    In March 2001, ICC entered into a Separation Agreement with its former President and Chief Executive Officer which required the Company to pay $437,500, payable in equal monthly installments of $29,167 commencing on May 1, 2001. The final payment under this agreement was made in August 2002. In June 2004, ICC entered into a Separation Agreement with its former Chief Financial Officer which required the Company to pay $95,000, payable in semi-monthly installments of $7,917 commencing on June 30, 2004. As of July 31, 2004, $71,250 was unpaid under this agreement.


14. CONCENTRATION OF CREDIT RISK

    Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of cash and accounts receivable. The Company invests its excess cash in money-market instruments with institutions of high credit-quality. All accounts receivable are unsecured. The Company believes that any credit risk associated with receivables is minimal due to the number and credit worthiness of its customers. Receivables are stated at estimated net realizable value, which approximates fair value.

INTERNET COMMERCE CORPORATION

Notes to consolidated financial statements


14. CONCENTRATION OF CREDIT RISK (CONT'D)

    For the fiscal years ended July 31, 2004 and 2003, no single customer accounted for more than 10% of revenue. The Company had one customer that accounted for 22% of revenue for the year ended July 31, 2002.

    No single customer accounted for more than 10% of accounts receivable at July 31, 2004 and 2003.

    Revenue by geographic region, based on customer location is as follows:


             Year ended           North
              July 31,           America         Europe          Other           Total
         ------------------  --------------   -------------    ----------    --------------
                2004         $  11,669,502    $     27,698     $   7,603     $   11,704,803

                2003         $  12,054,455    $     22,947     $   5,912     $   12,083,314

                2002         $  11,171,976    $  3,024,118     $  25,702     $   14,221,796


15.   BUSINESS SEGMENT INFORMATION

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

    Effective in June 2004, the Company combined the activities of ECS in the Service Bureau segment.

INTERNET COMMERCE CORPORATION

Notes to consolidated financial statements


15.   BUSINESS SEGMENT INFORMATION (CONT'D)

    The table below summarizes information about operations and long-lived assets as of and for the years ended July 31, 2004 and 2003:


                                                       ICC.NET              Service Bureau               Total
                                                       -------              --------------               -----

Year Ended  - July 31, 2004
Revenues from external customers                    $ 10,273,810             $  1,430,993             $ 11,704,803
                                                    ============             ============             ============

Operating loss (1)                                  $ (3,995,103)            $   (111,165)            $ (4,106,268)

Other income, net                                         20,394                     (735)                  19,659
                                                    ------------             ------------             ------------
Net loss                                            $ (3,974,709)            $   (111,900)            $ (4,086,609)
                                                    ============             ============             ============

Supplemental segment information:
Amortization and depreciation                          1,377,968                   67,143                1,445,111
Impairment of capitalized software                          --                     44,983                   44,983
Non-cash charges for stock-based
  compensation and services                              799,718                    1,121                  800,839

As of July 31, 2004
Property and equipment, net                         $    222,757             $     72,799             $    295,556
Capitalized software, net                                   --                     17,860                   17,860
Acquired identified intangibles, net                   1,195,000                1,070,010                2,265,010
Goodwill                                                  26,132                2,513,106                2,539,238
                                                    ------------             ------------             ------------
Long lived assets, net                              $  1,443,889             $  3,673,775             $  5,117,664
                                                    ============             ============             ============


                                                       ICC.NET              Service Bureau               Total
                                                       -------              --------------               -----

Year Ended  - July 31, 2003
(recasted)
Revenues from external customers                    $ 10,595,368             $  1,487,946             $ 12,083,314
                                                    ============             ============             ============

Operating loss (1)                                  $ (4,508,817)            $ (1,132,102)            $ (5,640,919)
Other loss                                              (363,399)                    --                   (363,399)
                                                    ------------             ------------             ------------
Net loss                                            $ (4,872,216)            $ (1,132,102)            $ (6,004,318)
                                                    ============             ============             ============

Supplemental segment information:
Amortization and depreciation                       $  1,591,391             $     86,775             $  1,678,166
Impairment of software inventory                         248,077                     --                    248,077
Impairment of capitalized software                          --                    148,479                  148,479
Impairment of marketable securities                      317,924                     --                    317,924
Impairment of acquired intangibles                          --                    982,142                  982,142
Non-cash charges for stock-based
  compensation and services                              139,415                     --                    139,415

As of July 31, 2003
Property and equipment, net                         $    514,011             $     42,801             $    556,812
Capitalized software, net                                   --                    127,841                  127,841
Acquired identified intangibles, net                   2,151,000                     --                  2,151,000
Goodwill                                                  26,132                1,185,793                1,211,925
                                                    ------------             ------------             ------------
Long lived assets, net                              $  2,691,143             $  1,356,435             $  4,047,578
                                                    ============             ============             ============

(1) Commencing in the second quarter of fiscal 2003, certain costs for executive management, human resources, accounting and finance were allocated to the Service Bureau from ICC.NET based on the level of services performed. In an effort to operate more efficiently and to reduce costs, these functions were consolidated and are now performed by ICC.NET personnel. ICC.NET allocated $180,000 and $135,000 of these costs to the Service Bureau for the fiscal years ended July 31, 2004 and 2003, respectively.

INTERNET COMMERCE CORPORATION

Notes to consolidated financial statements



16.   SUPPLEMENTAL NON-CASH DISCLOSURES TO STATEMENT OF CASH FLOWS

    The Company had the following non-cash investing and financing activities:


                                                                                        Year ended July 31,
                                                                           2004               2003              2002
                                                                        ----------         ----------         ---------
Amounts related to business combinations:

    Fair value of assets acquired, net of cash acquired                 $2,776,683         $     --           $     --
      Less:
          Liabilities assumed                                              174,283               --                 --
          Fair value of equity instruments issued                        2,465,589               --                 --
          Transaction costs accrued                                        206,127               --                 --
                                                                        ----------         ----------         ----------
                                                                         2,845,999               --                 --
                                                                        ----------         ----------         ----------
    Payment for purchase of acquisitions, net of cash acquired          $   69,316         $     --           $     --
                                                                        ==========         ==========         ==========

Equipment acquired under capital leases                                 $   15,117         $     --           $  121,367
Issuance of common stock for dividends on preferred stock                  401,061            400,031            400,000
Private placement commissions                                                8,802             87,802            117,511
Common stock and warrants issued to investment advisors                       --                 --              504,560
------------------------------------------------------------------------------------------------------------------------

17. QUARTERLY INFORMATION (UNAUDITED)

    The following unaudited quarterly financial information (in thousands, except for per share data) includes, in the Company's opinion, all normal and recurring adjustments necessary to fairly state its consolidated results of operations and related information for the periods presented


                                                      First           Second             Third            Fourth
                                                     Quarter          Quarter           Quarter           Quarter
                                                     -------          -------           -------           -------
Year ended July 31,  2004
Revenues, net                                       $ 3,103           $ 2,756           $ 2,892           $ 2,954
Total costs and expenses                              3,909             4,313             3,534             4,055
                                                    -------           -------           -------           -------
Operating loss                                         (806)           (1,557)             (642)           (1,101)
Interest and investment income, net                     (12)               54               (20)               (3)
Net loss                                            $  (818)          $(1,503)          $  (662)          $(1,104)
                                                    =======           =======           =======           =======
Basic and diluted loss per common share             $ (0.07)          $ (0.12)          $ (0.05)          $ (0.06)
                                                    =======           =======           =======           =======

Year ended July 31, 2003
Revenues, net                                       $ 3,050           $ 2,837           $ 3,094           $ 3,102
Total costs and expenses                              4,013             4,400             4,162             5,149
                                                    -------           -------           -------           -------
Operating loss                                         (963)           (1,563)           (1,068)           (2,047)
Interest and investment income, net                     (18)             (324)               (6)              (15)
Net loss                                            $  (981)          $(1,887)          $(1,074)          $(2,062)
                                                    =======           =======           =======           =======
Basic and diluted loss per common share             $ (0.09)          $ (0.17)          $ (0.11)          $ (0.16)
                                                    =======           =======           =======           =======

18. SUBSEQUENT EVENT - HEADQUARTERS RELOCATION

    On September 28, 2004, ICC announced that the Board of Directors approved the relocation of the corporate headquarters to Atlanta, Georgia. This move, which is targeted for completion by mid-January 2005, will consolidate corporate operations in one city. The East Setauket, NY; Cary, GA; and Carrollton, GA facilities and offices will be unaffected by this move. Since the lease of the present corporate headquarters in New York, NY, expires on January 31, 2005, the Company does not expect to incur any lease termination expenses. The Company expects to incur expenses of approximately $200,000 for moving, new leasehold improvements and retention bonuses, which will be recognized when incurred.

INTERNET COMMERCE CORPORATION



Schedule II.  Valuation and Qualifying Accounts


                                               Balance at       Additions                                          Balance at
                                               Beginning        Charted to        Additions                          End of
                                               of Period         Expense          Acquired        Deductions         period
                                              -----------      -----------      -----------      ------------      -----------

Year ended July 31, 2004
     Allowance for doubtful accounts          $   220,281      $   176,670      $    11,116      $   (99,200)      $   308,867
     Allowance on deferred tax asset          $29,774,560      $ 1,661,996      $      --        $      --         $31,436,556

Year ended July 31, 2003
     Allowance for doubtful accounts          $   241,684      $    43,501      $      --        $   (64,904)      $   220,281
     Allowance on deferred tax asset          $27,774,150      $ 2,000,410      $      --        $      --         $29,774,560

Year ended July 31, 2002
     Allowance for doubtful accounts          $   224,022      $   223,107      $      --        $  (205,445)      $   241,684
     Allowance on deferred tax asset          $27,433,411      $   340,739      $      --        $      --         $27,774,150

                          INTERNET COMMERCE CORPORATION


                                  EXHIBIT INDEX

Exhibit No.  Description
------------------------------------------------------------------------------

2.1 Agreement and Plan of Merger among ICC, ICC Acquisition Corporation, Inc., a wholly-owned subsidiary of ICC, Research Triangle Commerce, Inc., or RTCI, and the selling shareholders of RTCI (10)

2.2 Agreement and Plan of Merger among ICC, IDC, and the selling shareholders of IDC (4)

2.3 Agreement and Plan of Merger among ICC, ICC Acquisition Corporation Inc., a wholly-owned subsidiary of ICC, Electronics Commerce Systems, Inc., or ECS, and certain shareholders of ECS (18)

3(i).1       Amended and Restated Certificate of Incorporation (1)

3(i).2       Certificate of Merger merging Infosafe Systems, Inc. and ICC (1)

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

3(ii).1      Amended and Restated By-laws (6)

4.1          Specimen Certificate for Class A Common Stock (3)

4.2          Form of Class A Bridge Warrant issued in the 1998 bridge financing
             (1)

4.3 Warrant Agreement dated January 12, 2000, by and among ICC and Cable and Wireless USA, Inc. (8)

4.4 Format Class A Common Stock Warrant issued in the October 29, 2001 private placement (13)

4.5 Form of Warrant Agreement issued in the April 30, 2003 and May 1, 2003 private placement (15)

4.6 Form of Registration Rights Agreement dated April 30, 2003, among ICC and the purchasers of shares of class A common stock identified therein (15)

4.7 Form of Registration Rights Agreement dated April 30, 2003, between ICC and Blue Water Venture Fund II, L.L.C. (15)

4.8 Warrant Agreement dated May 30, 2003 by and between Silicon Valley Bank, a California-chartered bank ("SVB") and the ICC (16)

4.9 Registration Rights Agreement dated as of May 30, 2003 by and between SVB and the ICC (16)

4.10 Form of Warrant Agreement issued in the April 20, 2004 private placement (17)

4.11 Form of Registration Rights Agreement dated as of April 20, 2004 between ICC and the purchasers of shares of class A common stock identified therein (17)

4.12 Form of Registration Rights Undertaking dated June 22, 2004 by ICC in favor of the shareholders of ECS (19)

10.1         1994 Stock Option Plan (3)

10.2 Lease Agreement between 805 Third Ave. Co. and ICC relating to the rental of ICC's current principal executive office (4)

10.3 Lease Agreement, dated as of May 21, 1999, between JB Squared LLC and ICC relating to the rental of approximately 4,000 square feet at the Lakeview Executive Center, 45 Research Way, East Setauket, New York, 11733 (5)

                          INTERNET COMMERCE CORPORATION


10.4 Master Agreement between Cable & Wireless PLC and ICC executed on November 24, 1999 (7)

10.5         Amended and restated Stock Option Plan (9)

10.6 First Amendment to Lease Agreement, dated as of January, 2000, by and between JB Squared LLC and ICC relating to the rental of an additional approximately 4,800 square feet at the Lakeview Executive Center, 45 Research Way, East Setauket, New York, 11733
             (12)

10.7 First Amendment of Lease Agreement between Madison Third Building Companies LLC and ICC relating to the rental of additional office space at 805 Third Avenue, New York, New York 10022 (12)

10.8 Lease Agreement, dated as of August 2, 2000, by and between IDC Realty, LLC as landlord and ICC as tenant relating to the rental of an approximately 8,000 square feet facility used by ICC's Service Bureau division (12)

10.9 Lease Agreement, dated as of November 1, 1999, by and between Shannon Oaks Partnership as landlord and RTCI as tenant relating to the rental of an approximately 8,000 square feet facility used by ICC's Professional Services division (14)

10.10        License agreement with Triaton dated July 2002 (13)

10.11 Form of Subscription Agreement dated as of April 30, 2003, among ICC and the purchasers of shares of class A common stock identified therein (15)

10.12 Form of Subscription Agreement dated as of April 30, 2003, between ICC and Blue Water Venture Fund II, L.L.C. for the purchase of shares of Series D Preferred Stock (15)

10.13 Accounts Receivable Financing Agreement dated as of May 30, 2003 by and between SVB and ICC (16)

10.14 First Loan Modification Agreement dated as of October 22, 2003 by and between SVB and ICC (16)

10.15 Intellectual Property Security Agreement dated as of May 30, 2003 by and between SVB and ICC (16)

10.16 Form of Securities Purchase Agreement dated as of April 15, 2004 by and among ICC and the purchasers listed on Schedule 1 thereto (17)

23           Consent of Deloitte & Touche LLP *

31.1 Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2         Certificate of the Acting Chief Financial Officer pursuant to
             Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1 Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2         Certification of the Acting Chief Financial Officer pursuant to
             Section 906 of the Sarbanes-Oxley Act of 2002 *

-------------------------
*     Filed herewith

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

                          INTERNET COMMERCE CORPORATION


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

(16) Incorporated by reference to ICC's Annual Report on Form 10-K for the year ended July 31, 2003, as filed with the Securities and Exchange Commission on October 31, 2003.

(17) Incorporated by reference to ICC's Current Report on Form 8-K dated April 20, 2004, as filed with the Securities and Exchange Commission on April 20, 2004.

(18) Incorporated by reference to ICC's Current Report on Form 8-K dated May 25, 2004, as filed with the Securities and Exchange Commission on May 25, 2004.

(19) Incorporated by reference to ICC's Current Report on Form 8-K dated June 22, 2004, as filed with the Securities and Exchange Commission on June 22, 2004.

                                   SIGNATURES
                                   ----------


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 29, 2004

                                    INTERNET COMMERCE CORPORATION


                                    by: /s/ Thomas Stallings
                                       ----------------------------------
                                       Thomas Stallings
                                       Chief Executive Officer


                                    by: /s/ Michael Piccininni
                                       ----------------------------------
                                       Michael Piccininni
                                       Acting Chief Financial Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                           Title                   Date
---------                           -----                   ----

/s/ Thomas J. Stallings       Chief Executive Officer          October 29, 2004
-------------------------     and Director (Principal
Thomas J. Stallings           Executive Officer)


/s/ Michael Piccininni        Corporate Controller             October 29, 2004
-------------------------     (Acting Chief Financial
Michael Piccininni            Officer)

/s/ Richard J. Berman         Director                         October 29, 2004
------------------------
Richard J. Berman


/s/ Spencer I. Browne         Director                         October 29, 2004
------------------------
Spencer I. Browne

/s/ G. Michael Cassidy        Director                         October 29, 2004
------------------------
G. Michael Cassidy

/s/ Kim D. Cooke              Director                         October 29, 2004
------------------------
Kim D. Cooke

                              Director                         October 29, 2004
------------------------
Donald R. Harkleroad

/s/ Charles C. Johnston       Director                         October 29, 2004
------------------------
Charles C. Johnston

/s/ Arthur R. Medici          Director                         October 29, 2004
------------------------
Arthur R. Medici

                              Director                         October 29, 2004
------------------------
John S. Simon