Form 10-K/A
period 2004-07-31
INTERNET COMMERCE CORP
filed 2004-11-24
CIK 894738

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                 Amendment No. 1

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

                                EXPLANATORY NOTE

      This Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the fiscal year ended July 31, 2004, which was filed with the Securities and Exchange Commission on October 29, 2004 (the "Form 10-K"), is being filed to include Part III, Items 10, 11, 12, 13 and 14. Other than these items, none of the information contained in the Form 10-K has been revised or amended.

                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information Concerning Directors and Executive Officers

      The name of each current director and executive officer and certain background information about such persons as of November 19, 2004 is set forth below.

Name                  Positions and Offices
-------------------------------------------------------------

Richard J. Berman     Director (3)
Spencer I. Browne     Director (2)
G. Michael Cassidy    President, Chairman (2)
Kim D. Cooke          Director (1)
Anthony D'Angelo      Senior VP, Electronic Commerce Network Services
Donald R. Harkleroad  Director (2)
David Hubbard         Chief Technology Officer
Charles C. Johnston   Director (1)
Arthur R. Medici      Chief Operating Officer, Director (2)
Glen E. Shipley       Chief Financial Officer
John S. Simon         Director (2)
Thomas J. Stallings   Chief Executive Officer, Director (2)

(1) Class I director serving for a term expiring at ICC's annual meeting of stockholders in 2006.

(2) Class II director serving for a term expiring at ICC's annual meeting of stockholders in 2004.

(3) Class III director serving for a term expiring at ICC's annual meeting of stockholders in 2005.

      Richard J. Berman, age 62, joined ICC in September 1998 as Chairman and Chief Executive Officer and served as ICC's Chief Executive Officer from 1998 until June 1999. Mr. Berman's business career spans thirty-five years of venture capital, management and merger and acquisitions experience. He is Chairman of KnowledgeCube, an early stage technology fund, and of Candidate Resources, Inc., the leading provider of HR services over the Web. Mr. Berman is a director of the following public companies: International Microcomputer Software, Inc. (OTCBB: IMSI); NexMed, Inc. (Nasdaq: NEXM); MediaBay, Inc. (Nasdaq: MBAY); and CorVu Corp. (OTCBB:CRVU). He also serves as an Advisory Director of Inyx, Inc. (OTCBB: IYXI). In addition, Mr. Berman is a director of five private companies mainly in the biotech and software sectors. Previously, Mr. Berman worked at Goldman Sachs; was Senior Vice President of Bankers Trust Company, where he started the M&A and Leverage Buyout Departments; created the largest battery company in the world by merging Prestolite, General Battery and Exide to form Exide (NYSE); helped create what is now Soho (NYC) by developing five buildings; and advised on over $4 billion of M&A transactions. He is a former director of the Stern School of Business of NYU.

      Spencer I. Browne, age 54, has served as a director of ICC since January 2002 and served as Chairman of the board of directors from March 2003 to November 2003. Mr. Browne is a principal of Strategic Asset Management, LLC, a privately owned investment firm, which he founded in November 1996. He also currently serves as a director of Annaly Mortgage Management (NYSE: NLY), Delta Financial Corporation (AMEX: DFC), Government Properties Trust, Inc. (NYSE: GPT) and Kronos Advanced Technologies, Inc. (OTCBB: KNOS). Mr. Browne has held various executive and management positions with several publicly traded companies engaged in businesses related to the residential and commercial mortgage loan industry. From August 1988 until September 1996, Mr. Browne served as President, Chief Executive Officer and a director of Asset Investors Corporation (AIC), a company he co-founded in 1986. He also served as President, Chief Executive Officer and a director of Commercial Assets, Inc., an affiliate of AIC, from its formation in October 1993 until September 1996. In addition, from June 1990 until March 1996, Mr. Browne served as President and a director of M.D.C. Holdings, Inc. (NYSE: MDC), a national homebuilder and mortgage banking company.

      G. Michael Cassidy, age 52, has served as ICC's President since March 2001, on ICC's board of directors since 1997 and as Chairman since March 2004 . From March 2001 to March 2004, he served as Chief Executive Officer of ICC and from July 1999 to March 2001, he served as Executive Vice President - Sales of ICC. Mr. Cassidy is the developer of ICC's business model and a co-founder of Internet Commerce Corporation. From April 1997 to July 1999, Mr. Cassidy was the Executive Vice President and General Manager of ICC. From October 1996 to April 1997, Mr. Cassidy engaged in management consulting. From August 1993 to October 1996, Mr. Cassidy was President and Chief Executive Officer of Greentree Software, a software development company specializing in supply chain management software solutions for Fortune 1000 companies. He began his sales career at International Business Machines Corporation and later managed strategic alliances for Coopers & Lybrand, Certified Public Accountants.

      Kim D. Cooke, age 49, is a founding partner and Managing Director of Blue Water Capital, L.L.C., a private venture capital firm, founded in 1996. Mr. Cooke has served on ICC's board of directors since 2000. Mr. Cooke serves on the boards of directors of Tech Enterprises Inc. (Techbooks), Verus Financial Management, Inc. and Streampipe, Inc., and is an Advisory Board member to the Washington Global Fund. He is a transactional lawyer and private equity investor with extensive business and legal experience. Mr. Cooke also serves as a director of several not-for-profit organizations. Mr. Cooke was appointed ICC's "lead" director in November 2003.

      Anthony J. D'Angelo, age 42, joined ICC in April 1997. Mr. D'Angelo served as ICC's director of Electronic Commerce services until December 1998, when he was named ICC's vice president of Electronic Commerce Services. In July 1999, Mr. D'Angelo was named ICC's senior vice president, Electronic Commerce Network Services. Prior to joining ICC, Mr. D'Angelo was with Standard Motor Products for 12 years. Mr. D'Angelo was corporate IS manager for Standard Motor Products where he was in charge of IT issues for its Canadian subsidiary, mid-western division, and sales force, and developed and managed corporate electronic commerce and electronic data interchange systems.

      Donald K. Harkleroad, age 60, joined ICC as a director of ICC in June 2004 following ICC's acquisition of Electronic Commerce Systems, Inc., in which Mr. Harkleroad was Chairman. Mr. Harkleroad is Founder and President of The Bristol Company, a diversified investment and management holding company formed in 1983, and is an officer and director of several of its subsidiaries and affiliated companies. Additionally, Mr. Harkleroad serves on the board of directors of Summit Bank Corporation and Phoenix Group Corporation. He is also a transactional lawyer and private investor with extensive management, investment and entrepreneurial experience.

      David Hubbard, age 48, has been the chief technology officer of ICC since April 1997. He has more than 20 years of large systems design experience. Prior to joining ICC, Mr. Hubbard was the chief technology officer of Track Data Corp., a financial services company that provides direct access brokerage, real-time financial market data, news, and research to investors. During his 14 years at Track Data, Mr. Hubbard directed engineering for its real-time market ticker feeds and data analysis systems, handling most of the world's stock, options and commodity exchanges, as well as most major national and international news services. Mr. Hubbard began his career at Data General.

      Charles C. Johnston, age 69, was Chairman of the board of directors of ICC from October 2001 until January 2003. Mr. Johnston has served on ICC's board of directors since 1996. Mr. Johnston is presently an active private investor and serves as Chairman of McData Corporation (Nasdaq: MCDTA/MCDT), as well as a director of AuthentiDate Holding Corporation (NASDAQ: ADAT) and Intacta Technologies, Inc. (OTCBB: ITAC). From 1990 to 1992, Mr. Johnston was chairman of Teleglobe Inc., a computer services company. Since January 1990, Mr. Johnston has been a member of the board of directors of Teleglobe Inc. Mr. Johnston was Chairman and Chief Executive Officer of ISI Systems Inc., a developer of software systems and related services, from 1969 to 1992 (ISI was sold to Teleglobe Corporation of Montreal, Canada in 1989).

      Arthur R. Medici, age 55, has served as ICC's Chief Operating Officer since April 2004 and has served as a director since 1996. Prior to April 2004, Mr. Medici served as President and Chief Executive Officer of Logilent, a venture backed software developer of tools for network management, training and engineer certification since December 2001. Logilent was acquired by Toolwire, Inc. in May 2003. Prior to December 2001, Mr. Medici was President and Chief Executive Officer of SmartSoft, a software company that developed innovative approaches for teaching reading and assessing vocational aptitude while also acting as an advisor to management of a variety of companies in the Internet and telecommunications businesses. From February 1999 until June 2000, he was the Senior Vice President of Marketing of Cable & Wireless USA, Inc., the United States subsidiary of a global telecommunications company. He was President and Chief Executive Officer of ICC from November 1996 until September 1998 and he remained President of ICC until February 1999. Prior to November 1996, he held various senior executive roles with such companies as The Thomson Corporation, NEC Information Systems and International Business Machines Corporation.

      Glen E. Shipley, age 54, joined ICC as Chief Financial Officer on November 1, 2004. Prior to joining ICC, Mr. Shipley served as a financial consultant to several commercial enterprises since March 2004. From May 2003 to March 2004, Mr. Shipley served as Chief Financial Officer of Melita International, Inc., which was acquired by Concerto Software, Inc. From February 2002 to May 2003, Mr. Shipley served as a consultant for various software and genomics companies on operational and financial issues. From October 2000 to January 2002, Mr. Shipley served as Chief Financial Officer and Administrative Officer for eshare communications, Inc., a leading provider of integrated customer interaction and intelligent call management solutions, which was later acquired by divine, Inc. From October 1998 to September 2000, Mr. Shipley served as Chief Financial Officer and Secretary of Vanishing Point, Inc., a venture backed start-up company that utilized advanced technology to deliver aesthetic medical treatments in retail settings. Mr. Shipley is a certified public accountant and is a current member of the bar in Washington.

      John S. Simon, age 48, joined ICC as a director in October 2004. Mr. Simon has been the Chief Executive Officer of afterBOT, Inc. since 2002. afterBOT(TM) is the leader in using digital receipt technology to improve the internal operations of retailers while providing real time visibility into sales performance that enables retailers and their suppliers to improve the efficiency of their supply chain while making it consumer demand driven. Mr. Simon has more than 23 years of experience in the retail industry, including 14 years with QRS Corporation where he was a Founder in 1988. While at QRS he developed, sold, implemented and operated the leading data synchronization, electronic commerce, supply chain company ultimately supporting over 9,000 customers in the general merchandise, grocery/CPG and consumer durables segments of the retail industry. Mr. Simon was also formerly a director of Electronic Commerce Systems, Inc., which was acquired by ICC in June 2004.

      Thomas J. Stallings, age 57, joined ICC in December 2003 as Chief Operating Officer, in which he served until April 2004, when he was appointed Chief Executive Officer. Mr. Stallings has also served on ICC's board of directors since June 2004. Prior to joining ICC, Mr. Stallings spent seven years in the management of venture capital backed or privately held technology companies. He was the president and chief operating officer of CoreHarbor, from October 2002 to June 2003, where his efforts lead to the effective merger between CoreHarbor and USinternetworking Inc. From 1999 to 2002, he served as president and chief executive officer of Cambar Software Inc. and was successful in completing a sale of the company to a private investment group in November 2002. From 1997 to 1999, he served as president and chief executive officer of Analytika, Inc. where he effectively grew this early stage software development firm and completed the sale of the company in late 1999 to Dendrite International. From 1995 to 1996, Stallings was a vice president with Oracle, responsible for sales and marketing to Oracles top enterprise customers in the telecommunications industry. Prior to 1996, Stallings held progressively responsible management and executive positions at IBM.

      No director or executive officer has any family relationship with any other director or any executive officer of ICC.

      Officers serve, at the discretion of the board of directors, until the board or director's meeting that follows each annual meeting of stockholders.

Audit Committee

      ICC has a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Audit Committee consists of the following directors, none of whom is an employee of ICC: Richard J. Berman, Kim D. Cooke and Charles C. Johnston. The board of directors has determined that Charles C. Johnston is an "audit committee financial expert," as that term is defined in
Item 401(h)(2) of Regulation S-K, and that each such member of the Audit Committee is "independent", as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934, as amended, requires ICC's executive officers and directors, and stockholders owning more than 10% of a registered class of ICC's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC") and the National Association of Securities Dealers, Inc. Executive officers, directors and such stockholders are required by SEC regulations to furnish ICC with copies of all forms they file pursuant to these requirements. Based solely on ICC's review of the copies of such forms that ICC has received, or written representations from reporting persons, ICC believes that during the fiscal year ended July 31, 2004, all executive officers and directors of ICC and such stockholders complied with all applicable filing requirements on a timely basis.

Code of Ethics

      ICC has adopted a Code of Ethics applicable to ICC's Chief Executive Officer, Chief Financial Officer, Controller, financial managers and any persons performing similar finance and accounting functions. The Code of Ethics is available on our website at http://www.icc.net.

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

      The following table sets forth the compensation paid or earned for services rendered during the three fiscal years ended July 31, 2004 to ICC's current chief executive officer and the four other most highly compensated executive officers of ICC serving during the fiscal year ended July 31, 2004 (the "Named Executive Officers").


                                                                                          Long Term
                                                                Annual                   Compensation
                                                             Compensation                   Awards
                                         Fiscal              ------------             Securities Underlying     All other
Name and Principal Position               Year           Salary          Bonus              Options            Compensation
---------------------------               ----           ------          -----              -------            ------------

Thomas J. Stallings (1)                   2004          $140,000            --             475,000                  --
  Chief Executive Officer

G. Michael Cassidy (2)                    2004          $250,000            --                 --                   --
  Chairman and President                  2003           250,000            --              20,000                  --
                                          2002           250,000            --             305,614                  --

Walter M. Psztur (3)                      2004          $166,250            --                 --                $95,000
     Chief Financial Officer              2003           190,000        $20,000             20,000                  --
     and Secretary                        2002           190,000            --             179,266                  --

David Hubbard                             2004          $175,000            --                 --                   --
   Chief Technology Officer               2003           175,000        $10,000                --                   --
                                          2002           175,000            --             113,930                  --

Anthony J. D'Angelo                       2004          $175,000            --                 --                   --
    Senior Vice President,                2003           175,000        $10,000                --                   --
    Electronic Commerce Solutions         2002           175,000            --             113,930                  --

(1)   Mr. Stallings was named Chief Executive Officer on April 1, 2004.

(2)   Mr. Cassidy served as Chief Executive Officer until March 31, 2004.

(3) On June 11, 2004, ICC entered into a Separation Agreement with Mr. Psztur. Terms of that agreement required ICC to pay $95,000, payable in semi-monthly installments of $7,917, commencing on June 30, 2004.


Option Grants in Fiscal Year 2004

      The following table provides information relating to option grants to the Named Executive Officers during the fiscal year ended July 31, 2004.

                            Number of      Percentage of Total                                     at Assumed Annual Rates of
                            Securities     Options Granted to      Exercise                        at Assumed Annual Rates of
                            Underlying        Employees in         Price per                       Stock Price Appreciation
Name                     Options Granted       Fiscal 2004           Share      Expiration Date        5%               10%
----                     ---------------       -----------           -----      ---------------        --               ---

G. Michael Cassidy          90,000 (1)             7.50%             $1.25         4/20/2010       $ 70,751          $ 179,296
Anthony D'Angelo            60,000 (2)             5.00%              1.25         4/20/2010         47,167            119,531
David Hubbard               60,000 (2)             5.00%              1.25         4/20/2010         47,167            119,531
Walter Psztur               60,000 (2)             5.00%              1.25         4/20/2010         47,167            119,531
Thomas J. Stallings        300,000 (3)            25.00%              0.96         12/1/2013        181,122            458,998
                            75,000 (4)             6.25%              2.50         12/1/2013         45,280            114,749

(1) Options granted under ICC's Amended and Restated Stock Option Plan. Such options are fully vested and exercisable as of the date of grant, and were granted in exchange for the cancellation of 150,000 options to purchase shares of class A common stock with an exercise price of $19.00 per share.

(2) Options granted under ICC's Amended and Restated Stock Option Plan. Such options are fully vested and exercisable as of the date of grant, and were granted in exchange for the cancellation of 100,000 options to purchase shares of class A common stock with an exercise price of $19.00 per share.

(3) Options granted under ICC's Amended and Restated Stock Option Plan. Such options vest and are exercisable as follows: 100,000 options vest and are fully exercisable 90 days after the grant date; 100,000 options vest and are fully exercisable on the first anniversary of the grant date; and 100,000 options vest and are fully exercisable on the second anniversary of the grant date, provided that all such options shall in any event vest in full upon a change in control of ICC.

(4) Options granted under ICC's Amended and Restated Stock Option Plan. Such options vest and are exercisable as follows: 25,000 options vest and are fully exercisable on the day the closing price for ICC's Class A Common Stock equals or exceeds $3.50 for 20 consecutive trading days; 25,000 options vest and are fully exercisable on the day the closing price for ICC's Class A Common Stock equals or exceeds $5.00 for 20 consecutive trading days; and 25,000 options vest and are fully exercisable on the day the closing price for ICC's Class A Common Stock equals or exceeds $7.50 per share for 20 consecutive trading days, provided that all such options shall in any event vest in full five years after the grant date or upon a change in control of ICC.

Aggregate Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

      The following table provides information relating to option exercises by the Named Executive Officers during the fiscal year ended July 31, 2004. In addition, the table indicates the number and value of vested and unvested options held by these Named Executive Officers as of July 31, 2004.

      The "Value Realized" on option exercises is equal to the difference between the fair market value of ICC's class A common stock on the date of exercise less the exercise price. The "Value of Unexercised In-the-Money Options at July 31, 2004" is based on $1.29 per share, the closing sale price of ICC's class A common stock on the Nasdaq National Market on July 30, 2004 (last trading day of ICC's fiscal year), on which exchange ICC's class A common stock was trading on such date, less the exercise price, multiplied by the aggregate number of shares subject to outstanding options.


                                                           Number of Securities Underlying          Value of Unexercised
                           Shares                              Unexercised Options at              In-the-Money Options at
                          Acquired                                 July 31, 2004                        July 31, 2004
                             on           Value         ----------------------------------    ---------------------------------
Name                      Exercise       Realized        Exercisable        Unexercisable      Exercisable       Unexercisable
-----------------------  ----------     ----------      -------------      ---------------    -------------     ---------------

Thomas J. Stallings          --              --             100,020             274,980         $  33,007           $ 65,993
G. Michael Cassidy           --              --             631,635             100,000           237,478               --
Walter M. Psztur             --              --             313,933              58,333             2,400               --
David Hubbard                --              --             317,263              36,667           119,196               --
Anthony J. D'Angelo          --              --             249,466              36,667             2,400               --

Compensation of Directors

      Directors of ICC receive annual compensation of $25,000 for serving on the board of directors. This compensation is payable in shares of ICC's class A common stock. Members of the board of directors are reimbursed for all reasonable expenses incurred by them in connection with serving as directors of ICC. In fiscal year ending July 31, 2004, each non-employee director was granted options to purchase 10,000 shares of class A common stock at a price per share of $1.25 under ICC's Amended and Restated Stock Option Plan.

Employment Agreements

      ICC entered into an agreement with Thomas J. Stallings. Under the terms of his employment agreement, Mr. Stallings receives base salary at the annual rate of $240,000, an executive bonus based upon ICC's revenue and EBIDTA performance, six months of salary for termination other than cause, six months of salary for a change in control causing termination of employment, and options to purchase shares of class A common stock (See "Option Grants in Fiscal Year 2004" above).

Compensation Committee Interlocks and Insider Participation

      No interlocking relationship exists between any member of ICC's board of directors or compensation committee and any other company's board of directors or compensation committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The following table sets forth certain information regarding the beneficial ownership of ICC's class A common stock as of November 19, 2004 by:

o each person that is known by ICC to beneficially own more than 5% of ICC's class A common stock;
o     each of ICC's directors and the nominees for election as directors;
o     each of ICC's Named Executive Officers; and
o     all ICC's current directors and executive officers as a group.

      Under the rules of the Securities and Exchange Commission, beneficial ownership includes voting or investment power with respect to securities and includes the shares issuable under stock options and warrants that are exercisable within sixty (60) days of November 19 2004. The shares issuable under stock options and warrants are deemed outstanding for computing the percentage of each person's beneficial ownership of class A common stock, but are not deemed outstanding for computing the percentage of any other person. The percentage of beneficial ownership schedule is based upon 19,057,230 shares of class A common stock outstanding as of October 27, 2004. The address for those individuals for which an address is not otherwise provided is c/o Internet Commerce Corporation, 805 Third Avenue, New York, NY 10022. To ICC's knowledge, except as indicated in the footnotes to the following table and pursuant to applicable community property laws, the persons named in the table have sole voting power and investment power with respect to all shares of class A common stock listed as beneficially owned by them.

                                                         Beneficial Ownership
                                                       ------------------------
Name and Address                                         Number         Percent
-----------------------------------------------        ---------        -------

Principal Stockholders

Blue Water Venture Fund II, L.L.C. (1)                  1,400,698        7.35%
    1420 Beverly Road, Suite 300
    McLean, Virginia 22101

Cable & Wireless PLC (2)                                1,209,330        6.35%
    124 Theobalds Road
    London WCIX 8RX

Executive Officers and Directors

Richard J. Berman (3)                                     587,261        3.08%
Spencer I. Browne (4)                                     320,482        1.68%
G. Michael Cassidy (5)                                    639,135        3.35%
Kim D. Cooke (6)                                           82,934            *
Anthony J. D'Angelo (7)                                   277,852        1.46%
Donald K. Harkleroad (8)                                  507,767        2.26%
David Hubbard (9)                                         352,488        1.85%
Charles C. Johnston (10)                                  234,590        1.23%
Arthur R. Medici (11)                                     530,793        2.79%
Walter M. Psztur (12)                                     360,914        1.89%
John S. Simon                                               4,421            *
Thomas J. Stallings (13)                                  495,000        2.60%
All current directors and executive officers
as a group (12 persons) (14)                            5,794,339        30.4%

-------------------------
*  Less than 1%

      (1) Includes 208,390 shares of class A common stock issuable upon the exercise of warrants and 192,307 shares of class A common stock issuable upon conversion of 250 shares of series D preferred stock. Kim D. Cooke, a director of ICC, is a managing director of Blue Water Capital II, L.L.C., the managing member of the Blue Water Venture Fund II, L.L.C. (see footnote 7).

      (2) Includes 447,628 shares of class A common stock issuable upon the conversion of 10,000 shares of series C preferred stock and 400,000 shares of class A common stock issuable upon the exercise of warrants.

      (3) Includes 450,000 shares of class A common stock issuable upon the exercise of options. Does not include 5,000 shares of class A common stock owned by Mr. Berman's wife, in which shares Mr. Berman disclaims any beneficial interest.

      (4) Includes 65,000 shares of class A common stock issuable upon the exercise of options and 82,376 shares of class A common stock issuable upon the exercise of warrants.

      (5) Includes 631,635 shares of class A common stock issuable upon the exercise of options.

      (6) Consists of 55,000 shares of class A common stock issuable upon the exercise of options. Does not include 1,000,001 shares of class A common stock and an aggregate of 400,697 shares of class A common stock issuable upon the exercise of warrants and the conversion of 250 shares of series D preferred stock owned by Blue Water Venture Fund II, L.L.C., of which Mr. Cooke is a managing director, in which securities Mr. Cooke disclaims any beneficial interest.

      (7) Includes 246,748 shares of class A common stock issuable upon the exercise of options and 7,692 shares of class A common stock issuable upon the exercise of warrants.

      (8) The shares of class A common stock are owned by The Bristol Company, of which Mr. Harkleroad is the President and sole stockholder.

      (9) Includes 314,545 shares of class A common stock issuable upon the exercise of options and 9,874 shares of class A common stock issuable upon the exercise of warrants.

      (10) Includes 885,000 shares of class A common stock issuable upon the exercise of options. Does not include 61,272 shares of class A common stock and 36,909 shares of class A common stock issuable upon the exercise of warrants owned by CCJ Trust, of which Mr. Johnston is the investment manager, in which securities Mr. Johnston disclaims any beneficial interest.

      (11) Includes 479,404 shares of class A common stock issuable upon the exercise of options and 13,333 shares of class A common stock issuable upon the exercise of warrants. Does not include an aggregate of 136,251 shares of class A common stock owned by Mr. Medici's wife and shares of class A common stock held by his wife as custodian for his daughters, in which securities Mr. Medici disclaims any beneficial interest.

      (12) Includes 308,278 shares of class A common stock issuable upon the exercise of options and 18,182 shares of class A common stock issuable upon the exercise of warrants.

      (13) Includes 475,000 shares of class A common stock issuable upon the exercise of options.

      (14)  See footnotes (3) through and including (13) above.


ITEM 13.  CERTAIN RELATIONS AND RELATED TRANSACTIONS

      During the fiscal year ended July 31, 2004, ICC was billed approximately $69,806 by Cable & Wireless for telecommunication services. Cable & Wireless owns all of ICC's outstanding shares of series C preferred stock.

      John S. Simon and Donald K. Harkleroad, directors of ICC, were both formerly directors of Electronic Commerce Systems, Inc., which was acquired by ICC in June 2004.

      ICC has not been a party to any other transaction or series of transactions involving $60,000 or more and in which any director, nominee for election as a director, executive officer or holder of more than 5% of ICC's capital stock had a material interest, except for compensation paid to executive officers and directors of ICC as such. See "Executive Compensation" above.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

      The aggregate fees billed by Deloitte & Touche LLP for professional services rendered for the audit of ICC's annual financial statements for the fiscal years ended July 31, 2003 and July 31, 2004, respectively, and for the reviews of the financial statements included in ICC's Quarterly Reports on Form 10-Q for those two fiscal years fiscal years, were $192,819 and $240,811, respectively.

Audit-Related Fees

      The aggregate fees billed by Deloitte & Touche LLP for audit related services, generally fees for consents and consultations on accounting matters, rendered to ICC for the fiscal years ended July 31, 2003 and July 31, 2004 were $35,349 and $117,527, respectively. All of these audit-related fees were approved by the audit committee.

Tax Fees

      The aggregate fees billed by Deloitte & Touche LLP for tax fees, generally fees for tax consulting services, rendered to ICC for the fiscal years ended July 31, 2003 and July 31, 2004, were $1,250 and $0, respectively. All of these tax fees were approved by the audit committee.

Pre-Approval Policies

      ICC's audit committee meets with ICC's independent auditors and reviews estimates for all accountant fees and services. The audit committee reviews estimates against actual fees expended for the fiscal year.

      ICC's audit committee has determined that the provision of services by Deloitte & Touche LLP of other than audit related services is compatible with maintaining the independence of Deloitte & Touche LLP as ICC's independent auditors.


                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND SIGNATURES

(a)  List of documents filed as part of the report:

      3.    Exhibits

      The following documents are filed as exhibits to this Amendment No. 1 to Form 10-K:

Exhibit No.  Description
-----------  -----------

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

Date: November 24, 2004

                                    INTERNET COMMERCE CORPORATION


                                    by:   /s/ Thomas J. Stallings
                                          -------------------------------
                                          Thomas J. Stallings
                                          Chief Executive Officer


                                    by:   /s/ Glen E. Shipley
                                          -------------------------------
                                          Glen E. Shipley
                                          Chief Financial Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                     Title                                Date
---------                     -----                                ----

/s/ Thomas J. Stallings   Chief Executive Officer              November 24, 2004
-----------------------   and Director
Thomas J. Stallings       (Principal Executive Officer)


/s/ Glen E. Shipley       Chief Financial Officer              November 24, 2004
-----------------------   (Principal Financial
Glen E. Shipley           Officer)


_______________________   Director                             November 24, 2004
Richard J. Berman


/s/ Spencer I. Browne     Director                             November 24, 2004
----------------------
Spencer I. Browne


/s/ G. Michael Cassidy    Director                             November 24, 2004
----------------------
G. Michael Cassidy


_______________________   Director                             November 24, 2004
Kim D. Cooke


/s/ Donald R. Harkleroad  Director                             November 24, 2004
------------------------
Donald R. Harkleroad


_______________________   Director                             November 24, 2004
Charles C. Johnston


/s/ Arthur R. Medici      Director                             November 24, 2004
------------------------
Arthur R. Medici


/s/ John S. Simon         Director                             November 24, 2004
------------------------
John S. Simon