Form 10-Q
period 2004-10-31
INTERNET COMMERCE CORP
filed 2004-12-15
CIK 894738

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                                  _____________


|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended October 31, 2004


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

      As of December 14, 2004, the registrant had outstanding 19,058,187 shares of Class A Common Stock.

                          INTERNET COMMERCE CORPORATION

                               INDEX TO FORM 10-Q

                                                                           PAGE
                                                                           ----

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

   Consolidated balance sheets as of October 31, 2004 (unaudited)
   and July 31, 2004....................................................      3

   Consolidated statements of operations and comprehensive loss for the three months ended October 31, 2004 (unaudited)
   and October 31, 2003 (unaudited).....................................      4

   Consolidated statements of cash flows for the three months ended October 31, 2004 (unaudited) and October 31, 2003
   (unaudited)..........................................................      5

   Notes to consolidated financial statements (unaudited)...............      6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations............................     18

Item 3.  Quantitative and Qualitative Disclosures About
         Market Risk....................................................     36

Item 4. Controls and Procedures.........................................     36

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings..............................................    37

Item 2.  Unregistered Sales of Equity...................................    37

Item 3.  Defaults Upon Senior Securities................................    37

Item 4.  Submission of Matters to a Vote of Security Holders............    38

Item 5.  Other Information..............................................    38

Item 6.  Exhibits ......................................................    38


SIGNATURES

CERTIFICATIONS

INTERNET COMMERCE CORPORATION

Consolidated Balance Sheets


                                                                                  October 31,          July 31,
                                                                                     2004                2004
                                                                                -------------         ------------
                                                                                 (unaudited)
ASSETS

Current assets:
   Cash and cash equivalents                                                    $  3,645,535          $  3,789,643
   Accounts receivable, net of allowance
     for doubtful accounts of $338,409 and $308,867,
     respectively                                                                  2,475,352             2,154,463
   Prepaid expenses and other current assets                                         213,600               244,900
                                                                                ------------          ------------
       Total current assets                                                        6,334,487             6,189,006

Restricted cash                                                                      107,992               107,658
Property and equipment, net                                                          253,472               295,556
Capitalized software development costs, net                                            4,465                17,860
Goodwill                                                                           2,619,048             2,539,238
Other intangible assets, net                                                       1,971,371             2,265,010
Other assets                                                                          14,237                14,237
                                                                                ------------          ------------
       Total assets                                                             $ 11,305,072          $ 11,428,565
                                                                                ============          ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                             $    718,780          $    523,703
   Accrued expenses                                                                  978,952             1,004,461
   Accrued dividends - preferred stock                                               333,333               232,787
   Deferred revenue                                                                  136,273               133,063
   Capital lease obligation                                                           27,507                52,291
   Other liabilities                                                                  22,085                45,111
                                                                                ------------          ------------
          Total current liabilities                                                2,216,930             1,991,416

Capital lease obligation - less current portion                                        1,197                 2,908
                                                                                ------------          ------------
          Total liabilities                                                        2,218,127             1,994,324
                                                                                ------------          ------------

Commitments and contingencies

Stockholders' equity:
Preferred stock - 5,000,000 shares authorized, including
       10,000 shares of series A, 10,000 shares of series C,
       250 shares of series D and 175 shares of series S:
     Series A preferred stock - par value $.01 per share, none
       issued and outstanding                                                           --                    --
     Series C preferred stock - par value $.01 per share, 44.76 votes per share; 10,000 shares issued and outstanding
       (liquidation value of $10,333,333)                                                100                   100
     Series D preferred stock - par value $.01 per share,
       769 votes per share; 250 shares issued and outstanding
       (liquidation value of $250,000)                                                     3                     3
Common stock:
     Class A - par value $.01 per share, 40,000,000 shares
       authorized, one vote per share; 19,058,187 and 19,058,187
       shares issued and outstanding, respectively                                   190,582               190,582
Additional paid-in capital                                                        95,197,670            95,143,356
Accumulated deficit                                                              (86,301,410)          (85,899,800)
                                                                                ------------          ------------
          Total stockholders' equity                                               9,086,945             9,434,241
                                                                                ------------          ------------

          Total liabilities and stockholders' equity                            $ 11,305,072          $ 11,428,565
                                                                                ============          ============


                 See notes to consolidated financial statements.


Consolidated Statements of Operations and Comprehensive Loss (unaudited)

                                                                                     Three Months Ended
                                                                                        October 31,
                                                                                -----------------------------
                                                                                   2004             2003
                                                                                ------------     ------------

Revenue:
   Services                                                                     $  3,746,540     $  3,103,352
                                                                                ------------     ------------

Expenses:
Cost of services (excluding non-cash compensation of $2,143
  for the three months ended October 31, 2004)                                     1,417,426        1,860,309
Product development and enhancement (excluding non-cash
  compensation of $7,552 for the three months ended
  October 31, 2004)                                                                  222,711          225,214
Selling and marketing  (excluding non-cash compensation of
  $2,643 for the three months ended October 31, 2004)                                838,118          825,681
General and administrative (excluding non-cash compensation
   of  $198,495 and $52,943 for the three months ended October 31,
   2004 and 2003, respectively)                                                    1,462,165          945,385
Non-cash charges for stock-based compensation and services                           210,833           52,943
                                                                                ------------     ------------
  Total expenses                                                                   4,151,253        3,909,532
                                                                                ------------     ------------
Operating loss                                                                      (404,713)        (806,180)
                                                                                ------------     ------------

Other income and (expense):
   Interest and investment income                                                      6,098              858
   Interest expense                                                                   (2,996)         (12,425)
                                                                                ------------     ------------

                                                                                       3,102          (11,567)
                                                                                ------------     ------------
Net loss                                                                        $   (401,611)    $   (817,747)

Dividends on preferred stock                                                        (100,546)        (100,561)
                                                                                ------------     ------------

Loss attributable to common stockholders                                        $   (502,157)    $   (918,308)
                                                                                ============     ============

Basic and diluted loss per common share                                         $      (0.03)    $      (0.07)
                                                                                ============     ============

Weighted average number of common shares outstanding -
   basic and diluted                                                              19,058,187       13,797,567
                                                                                ============     ============

COMPREHENSIVE LOSS:
Net loss                                                                        $   (401,611)    $   (817,747)

Other comprehensive income:
Unrealized gain - marketable securities                                                 --              9,023
                                                                                ------------     ------------

Comprehensive loss                                                              $   (401,611)    $   (808,724)
                                                                                ============     ============


                 See notes to consolidated financial statements.


Consolidated Statements of Cash Flows (unaudited)

                                                                           Three Months Ended October 31,
                                                                         -------------------------------
                                                                             2004               2003
                                                                         -----------         -----------

Cash flows from operating activities:
 Net loss                                                                $  (401,611)        $  (817,747)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
   Depreciation and amortization                                             381,260             385,804
   Bad debt expense                                                           29,542              15,517
   Non-cash interest expense                                                    --                 8,605
   Non-cash charges for equity instruments
     issued for compensation and services                                    210,833              52,943
   Changes in:
     Accounts receivable                                                    (350,431)           (213,365)
     Prepaid expenses and other assets                                         3,883              42,717
     Accounts payable                                                        195,077            (264,772)
     Accrued expenses                                                        (30,885)           (245,909)
     Deferred revenue                                                          3,210             (27,351)
     Other liabilities                                                       (23,026)            (39,520)
                                                                         -----------         -----------

        Net cash provided by (used in) operating activities                   17,852          (1,103,078)
                                                                         -----------         -----------

Cash flows from investing activities:
 Additional costs of previous acquisition                                    (79,810)               --
 Purchases of property and equipment                                         (32,142)            (46,188)
 Purchase of certificates of deposit                                            --                  (421)
                                                                         -----------         -----------

        Net cash used in investing activities                               (111,952)            (46,609)
                                                                         -----------         -----------

Cash flows from financing activities:
 Net proceeds from the issuance of common
   stock and warrants                                                        (23,512)               --
 Payments of capital lease obligations                                       (26,496)            (36,136)
                                                                         -----------         -----------

        Net cash used in financing activities                                (50,008)            (36,136)
                                                                         -----------         -----------

Net decrease in cash and cash equivalents                                   (144,108)         (1,185,823)

Cash and cash equivalents, beginning of period                             3,789,643           2,283,339
                                                                         -----------         -----------

Cash and cash equivalents, end of period                                 $ 3,645,535         $ 1,097,516
                                                                         ===========         ===========

Supplemental disclosure of cash flow information:
 Cash paid for interest during the period                                $     2,996         $     3,820


                      See notes to consolidated financial statements.

INTERNET COMMERCE CORPORATION


1.    BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements of Internet Commerce Corporation (the "Company" or "ICC") have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information. In the opinion of management, such statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. Pursuant to the requirements of the Securities and Exchange Commission (the "SEC") applicable to Quarterly Reports on Form 10-Q, the accompanying financial statements do not include all the disclosures required by GAAP for annual financial statements. While the Company believes that the disclosures presented are adequate to make the information not misleading, these unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended July 31, 2004. Operating results for the three month period ended October 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2005.

2.    ORGANIZATION AND NATURE OF BUSINESS

      ICC provides Internet-based services for the e-commerce business-to-business communication services market. ICC.NET, our global Internet-based value added network, or VAN, provides supply chain connectivity solutions for electronic data interchange, or EDI, and e-commerce, and offers users a vehicle to securely send and receive files of any format and size.

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

      On June 22, 2004, the Company acquired Electronic Commerce Systems, Inc. ("ECS"). ECS offers ongoing EDI compliance within e-business solutions to suppliers. ECS provides Internet-based services, software, and service bureau services for the e-commerce business-to-business communication service market. The operating results of ECS are included in the Service Bureau segment.

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

INTERNET COMMERCE CORPORATION


3.    SIGNIFICANT ACCOUNTING POLICIES AND PROCEDURES

      Principles of consolidation:

      The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

      Revenue recognition:

      The Company derives revenue from subscriptions to its ICC.NET service, which includes transaction, mailbox and fax transmission fees. The subscription fees are comprised of both fixed and usage-based fees. Fixed subscription fees are recognized on a pro-rata basis over the subscription period, generally three to six months. Usage fees are recognized in the period the services are rendered. The Company also derives revenue through implementation fees, interconnection fees and by providing data mapping services to its customers. Implementation fees are recognized over the life of the subscription period. Interconnection fees are fees charged to connect to another VAN service and are recognized when the data is transmitted to the connected service. Revenue from data mapping services is recognized when the map has been completed and delivered to the customer. The Company has a limited number of fixed fee data mapping service contracts. Under these contracts, the Company is required to provide a specified number of maps for a fixed fee. Revenue from such contracts is recognized using the percentage-of-completion method of accounting (see below).

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

      Service revenue from post contract customer support is recognized ratably over the term of the support contract, on a straight-line basis. Other service revenue is recognized at the time the service is performed.

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

INTERNET COMMERCE CORPORATION

                                                        Three Months Ended
                                                            October 31,
                                                     --------------------------
                                                         2004          2003
                                                     -----------    -----------

         Net loss, as reported                       $  (401,611)   $  (817,747)
         Add: Stock-based employee compensation
                expense included in reported
                net loss                                 178,373           --
         Deduct: Total stock-based employee
                   compensation expense determined
                   under fair value based method
                   for all awards                       (178,373)      (189,820)
                                                     -----------    -----------
         Pro forma net loss                          $  (401,611)   $(1,007,567)
                                                     ===========    ===========
         Basic and diluted loss per
         common share:
           As reported                               $     (0.03)   $     (0.07)
           Pro forma                                 $     (0.03)   $     (0.08)

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

      In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123" ("SFAS 148"). SFAS 148 amends SFAS 123, "Accounting for Stock-Based Compensation" to provide alternative methods to account for the transition from the intrinsic value method of recognition of stock-based employee compensation in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" to the fair value recognition provisions under SFAS
      123. SFAS 148 provides two additional methods of transition and will no longer permit the SFAS 123 prospective method to be used for fiscal years beginning after December 15, 2003. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the pro-forma effects had the fair value recognition provisions of SFAS 123 been used for all periods presented. The adoption of SFAS 148 did not have a significant impact on the Company's consolidated financial position and results of operations. The Company adopted the fair-value recognition provisions of SFAS 123 in January 2004.

      In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities ("FIN 46"). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements" to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, the FASB issued FIN No. 46 (Revised) ("FIN 46R") to address certain FIN 46 implementation issues. This interpretation requires that the assets, liabilities and results of activities of a Variable Interest Entity ("VIE") be consolidated into the financial statements of the enterprise that is the primary beneficiary of the VIE. FIN 46R also requires additional disclosures by primary beneficiaries and other significant variable interest holders. This interpretation is effective no later than the end of the first interim or reporting period ending after March 15, 2004, except for those VIE's that are considered to be special purpose entities, for which the effective date is no later than the end of the first interim or annual reporting period ending after December 15, 2003. The Company adopted FIN 46 in its entirety as of January 31, 2003. Since the Company does not have any VIE's, the adoption of FIN 46 did not have an impact on the Company's financial position or results of operations.

      In April 2003, the FASB issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"), which amends and clarifies accounting for derivative instruments and for hedging activities under SFAS 133. Specifically, SFAS 149 requires that contracts with comparable characteristics be accounted for similarly. Additionally, SFAS 149 clarifies the circumstances in which a contract with an initial net investment meets the characteristics of a derivative and when a derivative contains a financing component that requires special reporting in the statement of cash flows. SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003 and did not have a significant impact on the Company's consolidated financial position or results of operations.

      In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. For financial instruments created before the issuance date of this SFAS 150 and still existing at the beginning of the

INTERNET COMMERCE CORPORATION
      interim period of adoption, transition shall be achieved by reporting the cumulative effect of a change in an accounting principle by initially measuring the financial instruments at fair value or other measurement attribute required by this Statement. The adoption of SFAS 150, effective August 1, 2003, did not have a material impact on the Company's consolidated financial position or results of operations.

4.    CONCENTRATION OF CREDIT RISK

      Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of accounts receivable. The Company believes that any credit risk associated with receivables is minimal due to the number and credit worthiness of its customers. Receivables are stated at estimated net realizable value, which approximates fair value. For the three-month period ended October 31, 2004 and 2003, no single customer accounted for more than 10% of revenue. No single customer accounted for more than 10% of accounts receivable at July 31, 2004 or October 31, 2004.

5.    PRO FORMA DISCLOSURES RELATED TO RECENT ACQUISITIONS

      In June 2004, the Company completed the acquisition of Electronic Commerce Systems, Inc. ("ECS"). In accordance with the terms of the Agreement and Plan of Merger, dated May 25, 2004 (the "Merger Agreement"), ICC Acquisition Corporation, Inc., a wholly-owned subsidiary of ICC, merged with and into ECS and ECS became a wholly-owned subsidiary of ICC. ICC issued a total of 1,941,409 shares of its class A common stock, valued at $2,465,589, in connection with the acquisition, of which 345,183 shares were issued in exchange for approximately $471,000 of outstanding debt ECS owed to certain of its shareholders and in payment of ECS's legal fees. In determining the purchase price of the acquisition, the shares of ICC class A common stock issued were valued at $1.28 per share, the average market price of ICC's class A common stock over the 2-day period before and after the terms of the acquisition were agreed to and announced.

      The following unaudited pro forma summary financial information presents the consolidated results of operations of the Company as if the acquisition of ECS had occurred on August 1, 2003. The pro forma results are shown for illustrative purposes only and do not purport to be indicative of the results of the Company that would have been reported had the acquisition of ECS occurred on August 1 or indicative of results that may occur in the future.

                                                        Three months ended
                                                            October 31,
                                                        2004           2003
                                                     ---------------------------

           Revenues                                  $ 3,747,000    $ 3,596,000
           Net loss                                  $  (402,000)   $  (792,000)
           Basic and diluted loss per common share   $     (0.03)   $     (0.06)


6.    BUSINESS SEGMENT INFORMATION

      The Company's two operating segments are:

INTERNET COMMERCE CORPORATION

      o ICC.NET - The Company's global Internet-based value added network, or VAN, uses the Internet and proprietary technology to deliver customers' documents and data files to members of their trading communities, many of which may have incompatible systems, by translating the documents and data files into any format required by the receiver, and the development and operation of comprehensive business-to-business e-commerce solutions. Until January 2004, this segment also conducted a series of product-independent, one-day EDI seminars for e-commerce users. The Company discontinued offering seminars at the end of January 2004. Revenue from these seminars was immaterial in all periods presented.

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

      The tables below summarize information about operations and long-lived assets as of and for the three months ended October 31, 2004 and 2003. Such information has been recast for each period presented, to reflect this reorganization as if it had occurred on August 1, 2003.


                                                                                Service
                                                          ICC.NET                Bureau               Total
                                                        -----------           -----------          -----------

Three Months  - October 31, 2004
Revenues from external customers                        $ 2,825,242           $   921,298          $ 3,746,540
                                                        ===========           ===========          ===========
Operating income (loss)                                 $  (477,713)          $    73,000          $  (404,713)

Other income, net                                             3,102                  --                  3,102
                                                        -----------           -----------          -----------
Net income (loss) (1)                                   $  (474,611)          $    73,000          $  (401,611)
                                                        ===========           ===========          ===========
Supplemental segment information:
Amortization and depreciation                           $   308,711           $    72,549          $   381,260
Non-cash charges for stock-based
   compensation and services                            $   210,833           $      --            $   210,833

As of October 31, 2004
Property and Equipment, net                             $   189,202           $    64,270          $   253,472
Capitalized software development costs, net                   4,465                  --                  4,465
Goodwill                                                  1,211,925             1,407,123            2,619,048
Other intangibles assets, net                               956,000             1,015,371            1,971,371
                                                        -----------           -----------          -----------
Long lived assets, net                                  $ 2,361,592           $ 2,486,764          $ 4,848,356
                                                        ===========           ===========          ===========

      (1) Commencing in the first quarter of fiscal 2005, certain costs for selling and marketing functions were allocated to the Service Bureau from ICC.NET based on the level of service performed. ICC.NET allocated $24,000 of selling and marketing costs to the Service Bureau during the three months ended October 31, 2004. Also commencing in the first quarter of fiscal 2005, certain costs for executive management, MIS, human resources and accounting and finance functions were allocated to the Service Bureau from ICC.NET based on the level of service performed. ICC.NET allocated $135,000 of general and administrative costs for these services to the Service Bureau for the three months ended October 31, 2004.

INTERNET COMMERCE CORPORATION


                                                                           Service
                                                       ICC.NET              Bureau                Total
                                                     -----------          -----------          -----------
                                                    (As recasted)

Three Months  - October 31, 2003
Revenues from external customers                     $ 2,795,701          $   307,651          $ 3,103,352
                                                     ===========          ===========          ===========
Operating loss (1)                                   $  (775,246)         $   (30,934)         $  (806,180)
Other expense, net                                       (11,567)                --                (11,567)
                                                     -----------          -----------          -----------
Net loss                                             $  (786,813)         $   (30,934)         $  (817,747)
                                                     ===========          ===========          ===========
Supplemental segment information:
Amortization and depreciation                        $   372,516          $    13,288          $   385,804
Non-cash charges for stock-based
  compensation and services                          $    52,943          $      --            $    52,943

As of  October 31, 2003
Property and Equipment, net                          $   440,079          $    35,221          $   475,300

Capitalized software, net                                   --                108,738              108,738

Acquired identified intangibles, net                   1,912,000                 --              1,912,000

Goodwill                                                  26,132            1,185,793            1,211,925
                                                     -----------          -----------          -----------
Long lived assets, net                               $ 2,378,211          $ 1,329,752          $ 3,707,963
                                                     ===========          ===========          ===========

(1) Commencing in the second quarter of fiscal 2003, certain costs for executive management, human resources, accounting and finance were allocated to the Service Bureau from ICC.NET based on the level of services performed. In an effort to operate more efficiently and to reduce costs, these functions were consolidated and are performed by ICC.NET personnel. ICC.NET allocated $45,000 to the Service Bureau during the three month period ended October 31, 2003.

7.    STOCKHOLDERS' EQUITY

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

      In connection with the 2004 Private Placement, the Company incurred fees and expenses of $772,001, of which $423,274 was paid in cash at closing, $122,822 is payable in cash and $225,905 was paid by issuing warrants to purchase 283,170 shares of class A common stock. The fair value of the warrants was estimated by management using the Black Scholes option-pricing model. These warrants have substantially the same terms as the warrants issued in the 2004 Private Placement.

      In connection with the 2004 Private Placement, the Company entered into a registration rights agreement with the investors, dated as of April 20, 2004, and filed a registration statement with the SEC on April 30, 2004 pursuant to this agreement. The registration statement was declared effective on August 20, 2004 and the Company was required to pay the holders of shares issued in the 2004 Private Placement, liquidated damages totaling $3,300 because of a two-day delay in causing the registration statement to become effective. If the effectiveness of the registration statement is not maintained for the period required by the registration rights agreement, the Company may be required to pay to the holders of shares issued in the

INTERNET COMMERCE CORPORATION

      2004 Private Placement liquidated damages of one percent (1%) of the purchase price paid for the shares by the holders for each 30 day period (or portion thereof on a pro rata basis) that the effectiveness of the registration statement is not maintained.

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

INTERNET COMMERCE CORPORATION

      Stock Based Compensation:

      On March 10, 2003, options and shares of class A common stock were awarded to a non-employee director as compensation for consulting services. This individual was awarded 20,000 shares of class A common stock, valued at $18,000, which was recorded as a non-cash charge for stock-based compensation in the quarter ended April 30, 2003. Also on March 10, 2003, this individual was also granted options to purchase 100,000 shares of class A common stock, of which options to purchase 60,000 shares have an exercise price of $1.00 per share and vest six months from the date of issuance, and options to purchase 40,000 shares have an exercise price of $1.25 per share and vest one year from the date of issuance. The options have a fair value of $67,000, of which $15,440 has been recorded as a non-cash stock-based compensation charge for services during the three months ended October 31, 2003. In November 2003, this individual surrendered the 100,000 options noted above to the Company with no additional compensation charge recorded.

      Each non-employee member of the board of directors receives annual compensation of $25,000 for his current term of office, payable quarterly, in shares of class A common stock of the Company. The Company has recorded a compensation charge of $32,460 and $37,503 for the three months ended October 31, 2004 and 2003, respectively.

      Stock Options Cancellation and Exchange:

      In January 2004, the Company implemented a voluntary stock option exchange program whereby the Company offered to exchange certain outstanding options to purchase shares of the Company's class A common stock held by eligible employees of the Company, with exercise prices per share greater than or equal to $11.50, for new options to purchase shares of the Company's class A common stock (the "Offer to Exchange"). Under the terms of the Offer to Exchange, the 26 participating employees agreed to cancel, as of January 30, 2004, their existing options to purchase a total of 823,500 shares of the Company's common stock and were granted options to purchase 494,100 shares of the Company's class A common stock with an exercise price of $1.25 per share, the closing market price per share on January 20, 2004. Each new employee option was fully vested at the date of grant. Additionally, under the terms of the Offer to Exchange, two directors cancelled as of January 30, 2004 existing options to purchase 250,000 shares of the Company's class A common stock and were granted options to purchase 150,000 shares of the Company's common stock with an exercise price of $2.00 per share. The options granted to directors vest in two equal annual installments commencing one year after the date of grant. One director was eligible but declined to participate in the exchange and surrendered to the Company options to purchase 50,000 shares of the Company's class A common stock at an exercise price of $19.00 per share.

      Prior to August 1, 2003, the Company accounted for its employee stock options under the intrinsic value method of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations ("APB 25"). No stock-based employee compensation expense is reflected in the statement of operations for options granted to employees to purchase common stock granted with an exercise price equal to or greater that the market value of the underlying common stock on the date of grant. Effective August 1, 2003, the Company adopted the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation" (FASB No. 123"). The fair value method has been applied prospectively to all employee awards granted, modified or settled after August 1, 2003. Options granted prior to August 1, 2003 that have not been modified or settled continue to be accounted for under the intrinsic value method of APB 25. During the three months ended October 31, 2004 the Company recorded non-cash charges for stock-based compensation of $178,373 and recorded no such charges during the three months ended October 31, 2003, as a result of the adoption of the fair value recognition provisions of FASB No. 123.

INTERNET COMMERCE CORPORATION


8.    IMPAIRMENT OF SOFTWARE DEVELOPMENT COSTS, INVESTMENTS AND SOFTWARE
      INVENTORY

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

      Intangible assets and related accumulated amortization consisted of the following at October 31, 2004 and July 31, 2004.


                                                 October 31, 2004
                                                    (Unaudited)                                July 31, 2004
                                        Gross                          Net         Gross                            Net
                                      Carrying     Accumulated      Carrying      Carrying      Accumulated      Carrying
                                        Value      Amortization       Value         Value       Amortization       Value
                                     -------------------------------------------------------------------------------------
Data mapping technology (a)(c)       $4,780,000     $3,824,000     $  956,000     $4,780,000     $3,585,000     $1,195,000
Other technology (a) (d)                877,000         62,000        815,000        877,000         18,000        859,000
Customer relationships (b) (d)          216,000         16,000        200,000        216,000          5,000        211,000
                                     -------------------------------------------------------------------------------------
                                     $5,873,000     $3,902,000     $1,971,000     $5,873,000     $3,608,000     $2,265,000
                                     =====================================================================================

            (a) Amortized over five years on a straight-line basis. Amortization expense recorded in cost of services.

            (b) Amortized over five years on a straight-line basis. Amortization expense recorded in selling and marketing.

            (c)   Acquired in the acquisition of Research Triangle Commerce,
                  Inc.

            (d)   Acquired in the acquisition of Electronic Commerce Systems,
                  Inc.

      The Company did not have any indefinite lived intangible assets that were not subject to amortization as of October 31, 2004 and July 31, 2004. The aggregate amortization expense for other intangible assets were $294,000 and $239,000 during each of the three months ended October 31, 2004 and 2003, respectively.

      At October 31, 2004, estimated amortization expense for other intangible assets over the remaining life of those assets is as follows:

                 Fiscal
                  Year      Estimated Remaining Amortization Expense
                  ----      ----------------------------------------
                  2005                  $880,000
                  2006                  $458,000
                  2007                  $219,000
                  2008                  $219,000
                  2009                  $195,000

INTERNET COMMERCE CORPORATION

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

      The Company recorded an additional $79,810 to goodwill in the quarter ended October 31, 2004 relating to the ECS acquisition as a result of additional professional fees incurred after July 31, 2004.

      The change in carrying amount of goodwill for the three months ended October 31, 2004 is shown below:

                                                      Service
                                        ICC.NET        Bureau          Total
                                       ----------------------------------------

        Balance at July 31, 2004       $  26,132    $ 2,513,106     $ 2,539,238
        Additional cost of previous
          acquisition                         -          79,810          79,810
                                       ----------------------------------------
        Balance at October 31, 2004    $  26,132    $ 2,592,916     $ 2,619,048

      As of August 1, 2004, the Company performed its annual test for impairment on the carrying value of goodwill of its ICC.NET and Service Bureau reporting segments. The Company concluded that no impairment existed at that date.

10.   GUARANTEES AND INDEMNIFICATIONS

      As part of its standard license agreements, the Company agrees to indemnify its customers against liability if the Company's products infringe a third party's intellectual property rights. Historically, the Company has not incurred any significant costs related to performance under these indemnities. As of October 31, 2004, the Company was not subject to any litigation alleging that the Company's products infringe the intellectual property rights of any third parties.

INTERNET COMMERCE CORPORATION


11.   ACCOUNTS RECEIVABLE FINANCING AGREEMENT

      On May 30, 2003, the Company executed an Accounts Receivable Financing Agreement ("Financing Agreement") with Silicon Valley Bank ("Bank") with a term of 1 year. Under the Financing Agreement, the Company may borrow, subject to certain conditions, up to 80% of its outstanding accounts receivable up to a maximum of $2,000,000. Interest accrues at the prime rate plus .35% plus a collateral handling fee equal to .20% on the average daily outstanding financed receivable balance. Interest is payable monthly. The Bank has been granted a security interest in substantially all of the Company's assets. In connection with the Financing Agreement, the Company issued the bank warrants to purchase 40,000 shares of the Company's class A common stock. The warrants are immediately exercisable at an exercise price of $1.39, equal to the fair market value of the Company's class A common stock at the date of closing of the Financing Agreement. The warrants are exercisable for seven years. The fair value of the warrants in the amount of approximately $34,000 was amortized to interest expense over the term of the Financing Agreement. During the fiscal year ended July 31, 2004, the Company recorded interest expense in the amount of approximately $28,434 for the amortization of the fair value of the warrants. No amortization expense was taken in the 2005 fiscal year. On October 22, 2003 and August 31, 2004, the Company and the Bank amended the Financing Agreement to extend its term to August 31, 2004 and December 29, 2004, respectively. As of October 31, 2004 and July 31, 2004, no amounts were outstanding under the Financing Agreement.

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

      In this Item 2, references to the "Company," "we," or "us" means Internet Commerce Corporation and its wholly owned subsidiaries.

Overview

      We are in the e-commerce ("EC") business-to-business communication services market providing complete EC infrastructure solutions. Our business operates in two segments: namely, ICC.NET and Service Bureau.

      As the Company approaches cash flow break-even, we have strengthened the executive management team by the addition of a new Chief Executive Officer, Chief Operating Officer and Chief Financial Officer to capitalize on the individual skills of senior management and more precisely align those skills with the many new opportunities currently developing. We are focusing on the future direction of the markets in which we compete, mergers and acquisitions and the development of important strategic relationships, such as our Microsoft Business Network opportunity, that have the potential to increase our revenues and profits.

      ICC.NET includes the Company's global Internet-based value added network, or VAN, which uses the Internet and our proprietary technology to deliver our customers' documents and data files to members of their trading communities, many of which may have incompatible systems, by translating the documents and data files into any format required by the receiver. We believe that our ICC.NET service has significant advantages over traditional VANs as well as email-based and other Internet-based software systems because our service is provided at a low cost, with greater transmission speed that is nearly real-time and offers more features. In addition, ICC.NET facilitates the development and operation of comprehensive business-to-business e-commerce solutions. Professional Services assists its clients to conduct business electronically through a continuum of services including eConsulting, data transformation mapping (EDI, EAI, XML) and internetworking. Our Service Bureau manages and translates the data of small and mid-sized companies that exchange EDI data with large companies that require that data be transmitted to them electronically. The Service Bureau delivers business-to-business EDI standards-based documents for companies that do not have EDI departments.

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

INTERNET COMMERCE CORPORATION


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

      During the fiscal quarter ended October 31, 2004, we further improved our operational leverage by increasing our consolidated revenue by $643,000 and by reducing our operating loss by $401,000 from the fiscal quarter ended October 31, 2003.

      Consolidated revenue for the three months ended October 31, 2004 increased from the three months ended October 31, 2003 by $643,000; however, our EDI educational services and seminars unit that was discontinued in February 2004 due to continued operating losses produced revenue of $82,000 in the three months ended October 31, 2003. VAN services revenue increased $266,000 or approximately 11%. Service Bureau revenue in the quarter ended October 31, 2004 significantly increased $614,000, or 200%, over the three months period ended October 31, 2003 due to the ECS acquisition. Professional services and mapping revenues continue to be weak due to slow demand for these services. Commencing in the third quarter of fiscal 2004 we combined the Professional Services operating segment with ICC.NET to further minimize operating costs.

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

      The following list of critical accounting policies is not intended to be a comprehensive list of all of our accounting policies. Our significant accounting policies are more fully described in note 2 of the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended July 31, 2004. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles with no need for management's judgment in their application. There are also areas in which

INTERNET COMMERCE CORPORATION


management's judgment in selecting any available alternative would not produce a materially different result. We have identified the following to be critical accounting policies of the Company:

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

      The Company provides a range of EDI and electronic commerce consulting services and EDI education and training seminars throughout the United States. Revenue from EDI and electronic commerce consulting services and education and training seminars are recognized when the services are provided. The Company discontinued its EDI education and training seminars in February 2004. Revenues from our EDI education and training seminars were immaterial in all periods presented.

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

INTERNET COMMERCE CORPORATION


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

      Service revenue from post contract customer support is recognized ratably over the term of the support contract, on a straight-line basis. Other service revenue is recognized at the time the service is performed.

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

      Stock-based compensation: In January 2004, the Company adopted the fair value provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 established a fair-value-based method of accounting for stock-based compensation plans. Pursuant to the transition provisions of SFAS 148, "Accounting for Stock Based Compensation - Transition and Disclosure" ("SFAS 148"), the Company has elected the prospective method and will apply the fair value method of accounting to all equity instruments issued to employees on or after August 1, 2003. The fair value method is not applied to stock option awards granted in fiscal years prior to 2004. Such awards will continue to be accounted for under the intrinsic value method pursuant to Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), except to the extent that prior years' awards are modified subsequent to August 1, 2003. Option grants issued prior to August 1, 2003 that have not been modified or settled continue to be accounted for under the intrinsic value method of APB 25. Therefore, the cost related to stock-based employee compensation included in the determination of the net loss for 2004 is less than that which would have been recognized if the fair value based method had been applied to all awards since their date of grant.

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

      Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expense during the reporting period. Actual results could

INTERNET COMMERCE CORPORATION


differ from those estimates. The following discussion reviews items incorporated in our financial statements during the three month periods ended October 31, 2004 and 2003 or as of October 31, 2004 and July 31, 2004 that required the use of significant management estimates.

      As discussed above, in January 2004, the Company adopted the fair value provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). During the three months ended October 31, 2004 the Company recorded non-cash charges for stock-based compensation of $178,373 and recorded no such amounts during the three months ended October 31, 2003 as a result of the adoption of the fair value recognition provisions of SFAS 123. The Black-Scholes option-pricing model was used to determine the estimated fair value of stock options issued and modified. The use of this model required management to make certain estimates for values of variables used by the model. Management estimated the values for stock price volatility, the expected life of the equity instruments and the risk free rate based on information that was available to management at the time the Black-Scholes option-pricing calculations were performed. Changes in such estimates could have a significant impact on the estimated fair value of those equity instruments.

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

      In January 2004, we implemented a voluntary stock option exchange program whereby we offered to exchange certain outstanding options to purchase shares of class A common stock held by eligible employees, with exercise prices per share greater than or equal to $11.50, for new options to purchase shares of class A common stock. Under this exchange program, the 26 participating employees agreed to cancel, as of January 30, 2004, their existing options to purchase a total of 823,500 shares of the class A common stock and were granted options to purchase 494,100 shares of class A common stock with an exercise price of $1.25 per share, the closing market price per share on January 20, 2004. In addition, under this exchange program, two directors cancelled as of January 30, 2004 existing options to purchase 250,000 shares of class A common stock and were granted options to purchase 150,000 shares of the class A common stock with an exercise price of $2.00 per share. Management estimated the value of the options granted under the exchange program using the Black Scholes option-pricing model.

INTERNET COMMERCE CORPORATION


      On May 30, 2003, the Company executed an Accounts Receivable Financing Agreement ("Financing Agreement") with Silicon Valley Bank ("Bank") with a term of 1 year. Under the Financing Agreement, the Company may borrow, subject to certain conditions, up to 80% of its outstanding accounts receivable up to a maximum of $2,000,000. Interest accrues at the prime rate plus .35% plus a collateral handling fee equal to .20% on the average daily outstanding financed receivable balance. Interest is payable monthly. The Bank has been granted a security interest in substantially all of the Company's assets. In connection with the Financing Agreement, the Company issued the bank warrants to purchase 40,000 shares of the Company's class A common stock. The warrants are immediately exercisable at an exercise price of $1.39, equal to the fair market value of the Company's class A common stock at the date of closing of the Financing Agreement. The warrants are exercisable for seven years. The fair value of the warrants in the amount of approximately $34,000 was amortized to interest expense over the term of the Financing Agreement. During the fiscal year ended July 31, 2004, the Company recorded interest expense in the amount of approximately $28,434 for the amortization of the fair value of the warrants. No amortization expense was taken in the 2005 fiscal year. On October 22, 2003 and August 31, 2004, the Company and the Bank amended the Financing Agreement to extend its term to August 31, 2004 and December 29, 2004, respectively. As of July 31, 2004 and October 31, 2004, no amounts were outstanding under the Financing Agreement.

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

INTERNET COMMERCE CORPORATION



the Company prepared its estimate of the fair value of the reporting unit. Changes in either the expected cash flows or the weighted average cost of capital could have a significant impact on the estimated fair value of the Company's reporting units.

      During the fourth quarter of fiscal 2003, the goodwill of the Service Bureau was tested for impairment due to a significant decline in revenues and operating income resulting primarily from the bankruptcy of its largest customer. The fair value of the Service Bureau reporting unit was estimated using the net present value of expected future cash flows. An impairment of goodwill in the amount of approximately $982,000 was recorded during the year ended July 31, 2003. As of August 1, 2004, the Company performed its annual test for impairment on the carrying value of goodwill of its ICC.NET and Service Bureau reporting units. The Company concluded that no impairment existed at that date.

INTERNET COMMERCE CORPORATION



Three Months Ended October 31, 2004 Compared with Three Months Ended October 31, 2003.

Results of Operations - Consolidated

      The following table reflects consolidated operating data by reported segments. All significant intersegment activity has been eliminated. Accordingly, the segment results below exclude the effect of transactions with our subsidiaries.

                                                      Three Months Ended
                                                         October 31,
                                                 ---------------------------
Consolidated net loss:                               2004          2003 (1)
                                                 -----------     -----------

ICC.NET                                          $  (474,611)    $  (786,813)
Service Bureau                                        73,000         (30,934)
                                                 -----------     -----------
Consolidated loss                                $  (401,611)    $  (817,747)
                                                 ===========     ===========

(1) Recasted to reflect the inclusion of Professional Services within the ICC.NET segment.

Results of Operations - ICC.NET

      Our ICC.NET service, the Company's global Internet-based value added network, or VAN, uses the Internet and our proprietary technology to deliver our customers' documents and data files to members of their trading communities, many of which may have incompatible systems, by translating the documents and data files into any format required by the receiver. In addition, ICC.NET facilitates the development and operation of comprehensive business-to-business e-commerce solutions. These professional services assist our clients to conduct business electronically through a continuum of services including eConsulting, data transformation mapping (EDI, EAI, XML) and internetworking. The following table summarizes operating results for our ICC.NET service for the three months ended October 31, 2004 and 2003:


                                                           Three Months Ended
                                                               October 31,                       Variance
                                                      -----------------------------------------------------------
                                                          2004             2003 (1)           $              %
                                                     -----------        -----------        ----------------------
Revenue:
VAN services                                         $ 2,621,838        $ 2,355,730        $   266,108        11
Professional services                                    138,775            355,162           (216,387)      (61)
Mapping services                                          64,629             84,808            (20,179)      (24)
                                                     -----------        -----------        -----------
                                                       2,825,242          2,795,700             29,542         1
Expenses:
Cost of services                                       1,200,157          1,656,407           (456,250)      (28)
Product development and enhancement                      134,077            190,965            (56,888)      (30)
Selling and marketing                                    688,312            807,231           (118,919)      (15)
General and administrative                             1,069,576            863,401            206,175        24
Non-cash charges for stock-based compensation            210,833             52,942            157,891       298
                                                     -----------        -----------        -----------
                                                       3,302,955          3,570,946           (267,991)       (8)
                                                     -----------        -----------        -----------

Operating loss                                          (477,713)          (775,246)           297,533       (38)

Other expense, net                                         3,102            (11,567)            14,669      (127)
                                                     -----------        -----------        -----------

Net loss                                             $  (474,611)       $  (786,813)       $   312,202       (40)
                                                     ===========        ===========        ===========

(1) Recasted to reflect the inclusion of Professional Services within the ICC.NET segment.

INTERNET COMMERCE CORPORATION


      Revenue - ICC.NET - Revenue related to our ICC.NET service was 75% of consolidated revenue for the quarter ended October 31, 2004 (the "2005 Quarter") and 90% of consolidated revenue for the quarter ended October 31, 2003 (the "2004 Quarter"). Total ICC.NET revenue increased $30,000 in the 2005 Quarter from the 2004 Quarter, or approximately 1%. VAN services revenue increased $266,000, or approximately 11%, in the 2005 Quarter from the 2004 Quarter. The increase in VAN services revenue is primarily attributable to an increase in the monthly mailbox fee during the 2005 Quarter. Professional services revenue decreased $216,000, or approximately 61%, in the 2005 Quarter from the 2004 Quarter, partially due to a decrease of $82,000 in revenue from EDI educational services and seminars. We discontinued our EDI educational services and seminars in January 2004. In addition, revenue from our professional services decreased $107,000, or approximately 39%, in the 2005 Quarter from the 2004 Quarter due to a continued slowing in demand for these services. Mapping revenue decreased $20,000, or approximately 24%, in the 2005 Quarter from the 2004 Quarter, primarily due to a decrease in the number of customers and smaller mapping projects resulting from the continued slowing in demand for these services.

      Cost of services - ICC.NET - Cost of services relating to our ICC.NET service was 43% of revenue derived from the ICC.NET service in the 2005 Quarter, compared to 59% of such revenue in the 2004 Quarter. Cost of services relating to our ICC.NET service consists primarily of salaries and employee benefits, connectivity fees, amortization and rent. Total cost of services decreased $456,000 in the 2005 Quarter from the 2004 Quarter. Salaries and benefits and fees paid to consultants decreased $297,000 in the 2005 Quarter from the 2004 Quarter, primarily due to a decrease in headcount to 16 in October 2004 from 34 in October 2003 and a decrease in the use of consultants. Allocation of salaries from product and development decreased $46,000 in the 2005 Quarter from the 2004 Quarter, due to less developer time spent on costs of services projects. In addition, travel and entertainment decreased $35,000 in the 2005 Quarter from the 2004 Quarter due to the completion of professional service projects requiring travel and the discontinuance of our educational services and seminars in January 2004. Depreciation expense decreased $20,000 in the 2005 from the 2004 Quarter due to assets reaching the end of their useful lives subsequent to the 2004 Quarter.

      Product development and enhancement - ICC.NET - Product development and enhancement costs relating to our ICC.NET service consist primarily of salaries and employee benefits. Product development and enhancement costs decreased $57,000 in the 2005 Quarter from the 2004 Quarter. Salaries and benefits decreased $83,000 in the 2005 Quarter from the 2004 Quarter, primarily due to a decrease in the number of employees to 7 at the end of the 2005 Quarter from 10 at the end of the 2004 Quarter. Depreciation expense decreased $11,000 in the 2005 from the 2004 Quarter due to assets reaching the end of their useful lives subsequent to the 2004 Quarter. Offsetting these decreases, allocation of product development salaries to other departments decreased $38,000 in the 2005 Quarter from the 2004 Quarter.

      Selling and marketing - ICC.NET - Selling and marketing expenses relating to our ICC.NET service consist primarily of salaries and employee benefits, rent, travel-related costs, advertising and trade-show costs. Selling and marketing expenses relating to our ICC.NET service decreased $119,000 in the 2005 Quarter from the 2004 Quarter. Salaries and benefits decreased $80,000 in the 2005 Quarter from the 2004 Quarter primarily due to a decrease in the number of employees to 14 at the end of the 2005 Quarter from 21 at the end of the 2004 Quarter. Commencing in the 2005 Quarter, ICC.NET began allocating a portion of the cost of sales and marketing functions to the Service Bureau segment based on the level of effort utilized in selling Service Bureau products. This corporate allocation to the Service Bureau segment was $24,000 in the 2005 Quarter.

      General and administrative - ICC.NET - General and administrative expenses supporting our ICC.NET service consist primarily of salaries and employee benefits, legal and professional fees, facility costs, travel meals and entertainment and insurance. General and administrative costs supporting our ICC.NET service increased $206,000 in the 2005 Quarter from the 2004 Quarter. Salaries and benefits increased $253,000 in the 2005 Quarter from the 2004 Quarter due to retention bonuses of $118,000 for finance department employees in the 2005 Quarter and due the strengthening of executive management by the addition of a new chief executive officer and chief operating officer subsequent to the 2004 Quarter. Legal and professional fees increased $64,000 in the 2005 Quarter from the 2004 Quarter due to an increase in the use of these services. Commencing in the second fiscal quarter of 2003, ICC.NET began allocating a portion of the cost of executive management, human resources, accounting and finance functions to the Service Bureau segment based on the level of services provided, and in the 2005 Quarter, the cost of

INTERNET COMMERCE CORPORATION


the MIS function was added to those being allocated. This corporate allocation to the Service Bureau segment increased $90,000 in the 2005 Quarter from the 2004 Quarter, to $135,000 from $45,000.

      Non-cash charges - ICC.NET - Non-cash charges of approximately $211,000 in the 2005 Quarter consist of $178,000 for stock options issued to employees and directors and of $33,000 for shares of class A common stock to be issued to non-employee directors as compensation for 2004 directors' fees. Non-cash charges of approximately $53,000 in the 2004 Quarter consisted of shares of class A common stock issued to non-employee directors as compensation for calendar year 2003 directors' fees in the amount of $38,000. In addition, $15,000 of expense was recognized during the 2004 Quarter for stock options issued to a non-employee director as compensation for consulting services.

Results of Operations - Service Bureau

      Our Service Bureau manages and translates the data of small and mid-sized companies that exchange EDI data with large companies and provides various EDI and UPC (Universal Product Code) services. Our Service Bureau also licenses EDI software. On June 22, 2004, we acquired Electronic Commerce Systems, Inc. ("ECS"), the operating results of which are reported in the Service Bureau segment. The following table summarizes operating results for our Service
Bureau:


                                        Three Months Ended
                                            October 31,                      Variance
                                                                       --------------------
                                       2004            2003              $             %
                                    ----------------------------------------------------------
Revenue:
Services                            $ 921,298        $ 307,651         $ 613,647           199
                                    ---------        ---------         ---------     ---------

Expenses:

Cost of services                      217,270          203,901            13,369             7

Product development
  and enhancement                      88,635           34,249            54,386           159

Selling and marketing                 149,806           18,450           131,356           712

General and administrative            392,587           81,985           310,602           379
                                    ---------        ---------         ---------     ---------
                                      848,298          338,585           509,713           151

                                    ---------        ---------         ---------     ---------
Operating income (loss)                73,000          (30,934)          103,934          (336)

Other income, net                        --               --                --            --

                                    ---------        ---------         ---------     ---------
Net income (loss)                   $  73,000        $ (30,934)        $ 103,934     $    (336)
                                    =========        =========         =========     =========

      Revenue - Service Bureau - Revenue relating to our Service Bureau was 25% of consolidated revenue in the 2005 Quarter and 10% of consolidated revenue in the 2004 Quarter. The Service Bureau's revenue was primarily generated from services performed, customer support and licensing fees. Revenue in the 2005 Quarter increased $614,000, or 200%, from the 2004 Quarter due to the acquisition of ECS in June 2004.

      Cost of services - Service Bureau - Cost of services relating to our service bureau was 24% of revenue derived from the Service Bureau in the 2005 Quarter, compared to 66% of such revenue in the 2004 Quarter. Cost of services relating to our Service Bureau consists primarily of salaries and employee benefits, amortization, connectivity fees and rent. Cost of services relating to our Service Bureau increased $13,000 in the 2005 Quarter from the 2004 Quarter. Amortization was $44,000 in the 2005 Quarter with no amount in the 2004 Quarter due to the amortization of technology obtained in the acquisition of ECS. Connectivity fees increased $10,000 in the 2005 Quarter from the 2004 Quarter due an increase in the level of business conducted. Offsetting these increases,

INTERNET COMMERCE CORPORATION


allocation of expense from the product development and enhancement department decreased $28,000 in the 2005 Quarter from the 2004 Quarter.

      Product development and enhancement - Service Bureau - Product development and enhancement costs consist primarily of salaries and employee benefits. Product development and enhancement costs incurred by our Service Bureau increased $54,000 in the 2005 Quarter from the 2004 Quarter. Salaries and benefits increased $23,000 in the 2005 Quarter from the 2004 Quarter due primarily to an increase in the number of employees to 4 at the end of the 2004 Quarter from 3 at the end of the 2003 Quarter. Allocation of product development salaries to other departments decreased $29,000 in the 2005 Quarter from the 2004 Quarter.

      Selling and marketing - Service Bureau - Selling and marketing expenses relating to our Service Bureau consist primarily of salaries and employee benefits and amortization. Selling and marketing expenses incurred by our Service Bureau increased $131,000 in the 2005 Quarter from the 2004 Quarter. Salaries and benefits increased $82,000 in the 2005 Quarter from the 2004 Quarter due to an increase in the number of employees to 4 at the end of the 2005 Quarter from 1 at the end of the 2004 Quarter. Amortization was $11,000 in the 2005 Quarter with no amount in the 2004 Quarter due to the amortization of customer relationships obtained in the acquisition of ECS. Allocation of selling and marketing expenses from ICC.NET increased $24,000 in the 2005 Quarter from the 2004 Quarter. See "Selling and marketing - ICC.NET" above for a discussion of the allocation of selling and marketing expenses between segments.

      General and administrative - Service Bureau - General and administrative expenses relating to our Service Bureau consist primarily of salaries and employee benefits, office expenses, depreciation, telephone and rent. General and administrative expenses incurred by our Service Bureau increased $311,000 in the 2005 Quarter from the 2004 Quarter. Salaries and employee benefits increased $143,000 in the 2005 Quarter from the 2004 Quarter due primarily to an increase in the number of employees to 5 at the end of the 2005 Quarter from 1 at the end of the 2004 Quarter. Rent, office expense, telephone expenses and depreciation increased $23,000, $16,000, $14,000 and $10,000, respectively, in the 2005
Quarter from the 2004 Quarter as a result of the addition of new facilities resulting from the acquisition of ECS. Allocation of general and administrative expenses from ICC.NET increased $90,000 in the 2005 Quarter from the 2004 Quarter. See "General and administrative - ICC.NET" above for a discussion of the allocation of general and administrative expenses between segments.

Liquidity and Capital Resources

      Our principal sources of liquidity, which consist of unrestricted cash and cash equivalents, decreased slightly to $3,646,000 as of October 31, 2004 from $3,790,000 as of July 31, 2004. We believe these resources provide us with sufficient liquidity to continue in operation at least through July 31, 2005.

      On April 20, 2004, the Company completed a private placement of common stock and warrants to purchase shares of common stock (the "2004 Private Placement") that provided aggregate gross proceeds of approximately $4,955,000.

      In the 2004 Private Placement, the Company sold 2,831,707 shares of its class A common stock and warrants to purchase 849,507 shares of our class A common stock. These warrants are exercisable for five years commencing on October 20, 2004 at an exercise price of $2.22 per share.

      In connection with the 2004 Private Placement, the Company incurred fees and expenses of $772,001, of which $423,274 was paid in cash at closing, $122,822 is payable in cash and $225,905 was paid by issuing warrants to purchase 283,170 shares of class A common stock. The fair value of the warrants was estimated by management using the Black Scholes option-pricing model. These warrants have substantially the same terms as the warrants issued in the 2004 Private Placement. No directors, officers or entities with which the Company's directors, or officers are affiliated participated in the 2004 Private Placement.

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

INTERNET COMMERCE CORPORATION


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

      During April and May 2003, the Company completed a private placement of shares of its class Acommon stock, convertible preferred stock and warrants to purchase shares of common stock (the "2003 Private Placement") for aggregate gross proceeds of approximately $2,085,000.

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

      On May 30, 2003, the Company executed an Accounts Receivable Financing Agreement ("Financing Agreement") with Silicon Valley Bank ("the Bank") with a term of one year. Under the Financing Agreement, the Company may borrow, subject to certain conditions, up to 80% of its outstanding accounts receivable up to a maximum of $2,000,000. The applicable interest rate is the prime rate plus .35% plus a collateral handling fee equal to .20% on the average daily outstanding receivable balance, and interest is payable monthly. The Financing Agreement contains certain restrictive covenants that are customary for a commercial transaction of this type, including, without limitation, restrictions on the disposition or encumbrance of the collateral pledged to the Bank, restrictions on incurring additional indebtedness and restrictions on the payment of dividends and the redemption or repurchase of any capital stock. In addition, the Company is required to maintain at all times a ratio of Quick Assets (i.e., consolidated, unrestricted cash, cash equivalents, net accounts receivable and investments with maturities of fewer than 12 months determined according to
GAAP) to Current Liabilities (i.e., all obligations and liabilities of the Company to Bank, plus, without duplication, the aggregate amount of the Company's total liabilities which mature within one (1) year) minus Deferred Revenue (i.e., all amounts received in advance of performance under contracts and not yet recognized as revenue) of at least 1.10 to 1.0. The Bank has been granted a security interest in substantially all of the Company's assets. In connection with the Financing Agreement, the Company issued the Bank warrants to purchase 40,000 shares of the Company's class A common stock. The warrants are immediately exercisable at an exercise price of $1.39, equal to the fair market value of the Company's class A common stock on the date of closing of the Financing Agreement. The warrants are exercisable for a seven-year period. The fair value of the warrants in the amount of approximately $34,000 will be amortized to interest expense over the term of the

INTERNET COMMERCE CORPORATION


Financing Agreement. During the three-month period ended October 31, 2004 and 2003, the Company recorded interest expense in the amount of approximately $0 and $8,600, respectively, for the amortization of the fair value of the warrants. On October 22, 2003 and August 31, 2004, the Company and the Bank amended the Financing Agreement to extend its term to August 31, 2004 and December 29, 2004, respectively. At October 31, 2004 and July 31, 2004, there were no amounts outstanding under the Financing Agreement.

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

Consolidated Working Capital

      Consolidated working capital decreased slightly to $4,118,000 at October 31, 2004 from $4,198,000 at July 31, 2004.

Analysis of Cash Flows

      Cash provided by operating activities was $18,000 in the 2005 Quarter compared to cash used in operating activities of $1,103,000 in the 2004 Quarter. Cash provided by operating activities in the 2005 Quarter is primarily the result of an increase in accounts payable of $195,000 and increase in non-cash charges of $211,000 and a lower operating losses. The decrease in the 2004 Quarter is primarily the result of a decrease in accounts payable and accrued expense of $511,000 coupled with an increase in accounts receivable of $213,000 and operating losses.

      Cash used in investing activities was $135,000 in the 2005 Quarter from $47,000 in the 2004 Quarter. Cash used in investing activities in the 2005 Quarter resulted from the professional fees relating to the acquisition of ECS of $80,000, professional fees relating to the 2004 Private Placement of $24,000 and expenditures from the purchase of property and equipment of $32,000. Cash used in investing activities in the 2004 Quarter was primarily the result of purchases of property and equipment of $46,000.

      Cash used in financing activities was $26,000 in the 2005 Quarter compared to $36,000 in the 2004 Quarter. Cash used in financing activities in the both the 2005 and 2004 Quarters represent payments of capital lease obligations.

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

      In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities ("FIN 46"). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements" to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, the FASB issued FIN No. 46 (Revised) ("FIN 46R") to address certain FIN 46 implementation issues. This interpretation requires that the assets, liabilities and results of activities of a Variable Interest Entity ("VIE") be consolidated into the financial statements of the enterprise that is the primary beneficiary of the VIE. FIN 46R also requires additional disclosures by primary beneficiaries and other significant variable interest holders. This interpretation is effective no later than the end of the first interim or reporting period ending after March 15, 2004, except for those VIE's that are considered to be special purpose entities, for which the effective date is no later than the end of the first interim or annual reporting period ending after December 15, 2003. We adopted FIN 46 in its entirety as of January 31, 2003. Since hawse have no VIE's, the adoption of FIN 46 did not have an impact on our financial position or results of operations.

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

INTERNET COMMERCE CORPORATION


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

Item 4. Controls and Procedures

      Our management, including our chief executive officer and our principal accounting officer, have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of October 31, 2004, pursuant to Exchange Act Rules 13a-15(e) and 15(d)-15(e). Based upon that evaluation, our chief executive officer and our principal accounting officer have concluded that as of such date, our disclosure controls and procedures in place are effective to ensure material information and other information requiring disclosure is identified and communicated on a timely basis.

PART II.  OTHER INFORMATION
--------  -----------------

Item 1. Legal Proceedings

      None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

      None.

Item 3: Defaults Upon Senior Securities

      None.

Item 4. Submission of Matters to a Vote of Security Holders

      None.

Item 5. Other Information

      None.

Item 6. Exhibits and Reports on Form 8-K

      Exhibits.
      ---------

      31.1 Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

      31.2 Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

      32.1 Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      32.2 Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  December 15, 2004

                                    INTERNET COMMERCE CORPORATION


                                    by: /s/ Thomas J. Stallings
                                       ----------------------------------
                                          Thomas J. Stallings
                                          Chief Executive Officer


                                    by: /s/ Glen Shipley
                                       ----------------------------------
                                          Glen Shipley
                                          Chief Financial Officer