Form 10-Q
period 2005-01-31
INTERNET COMMERCE CORP
filed 2005-03-16
CIK 894738

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended January 31, 2005

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File No. 000-24996

INTERNET COMMERCE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	13-3645702 (I.R.S. Employer Identification Number)

6801 Governors Lake Parkway, Suite 110
Norcross, Georgia 30071
(Address of principal executive offices, including zip code)

(678) 533-8000

(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

     As of March 10, 2005 the registrant had outstanding 19,294,454 shares of Class A Common Stock.

INDEX TO FORM 10-Q

PAGE
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated balance sheets as of January 31, 2005 (unaudited) and July 31, 2004	3
Consolidated statements of operations and comprehensive loss for the three and six months ended January 31, 2005 (unaudited) and January 31, 2004 (unaudited)	4
Consolidated statements of cash flows for the six months ended January 31, 2005 (unaudited) and January 31, 2004 (unaudited)	5
Notes to consolidated financial statements (unaudited)	6
Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations	7
Item 3.Quantitative and Qualitative Disclosures About Market Risk	22
Item 4.Controls and Procedures	22
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	23
Item 2. Changes in Securities and Use of Proceeds	23
Item 3. Defaults Upon Senior Securities	23
Item 4. Submission of Matters to a Vote of Security Holders	23
Item 5. Other Information	23
Item 6. Exhibits and Reports on Form 8-K	23
SIGNATURES
CERTIFICATIONS
EX-31.1 CERTIFICATE OF THE CHIEF EXECUTIVE OFFICER PURSUANT TO SECTION 302
EX-31.2 CERTIFICATE OF THE CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 302
EX-32.1 CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER PURSUANT TO SECTION 906
EX-32.2 CERTIFICATION OF THE CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 906

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets

	January 31,	July 31,
	2005	2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,150,656	$3,789,643
Accounts receivable, net of allowance for doubtful accounts of $302,823 and $308,867, respectively	2,319,733	2,154,463
Prepaid expenses and other current assets	418,306	244,900

Total current assets	5,888,695	6,189,006

Restricted cash	108,574	107,658
Property and equipment, net	318,331	295,556
Software development costs, net	—	17,860
Goodwill	2,660,534	2,539,238
Other intangible assets, net	1,677,732	2,265,010
Other assets	14,237	14,237

Total assets	$10,668,103	$11,428,565

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$251,931	$523,703
Accrued expenses	905,929	1,004,461
Accrued dividends – preferred stock	33,880	232,787
Deferred revenue	168,500	133,063
Capital lease obligation	18,923	52,291
Other current liabilities	40,491	45,111

Total current liabilities	1,419,654	1,991,416

Capital lease obligation — less current portion	—	2,908

Total liabilities	1,419,654	1,994,324

Commitments and contingencies

Stockholders’ Equity:
Preferred stock – 5,000,000 shares authorized, including 10,000 shares of series A, 10,000 shares of series C, 250 shares of series D and 175 shares of series S:
Series A preferred stock – par value $.01 per share, none issued and outstanding	—	—
Series C preferred stock – par value $.01 per share, 44.76 votes per share; 10,000 shares issued and outstanding (liquidation value of $10,433,880)	100	100
Series D preferred stock – par value $.01 per share, 769 votes per share; 250 shares issued and outstanding (liquidation value of $250,000)	3	3
Common stock:
Class A — par value $.01 per share, 40,000,000 shares authorized, one vote per share; and 19,294,454 shares issued and outstanding, respectively	192,945	190,582
Additional paid-in capital	95,645,236	95,143,356
Accumulated deficit	(86,589,835)	(85,899,800)

Total stockholders’ equity	9,248,449	9,434,241

Total liabilities and stockholders’ equity	$10,668,103	$11,428,565

See notes to consolidated financial statements.

Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited)

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2005	2004	2005	2004
Revenue:
Services	$3,493,144	$2,755,732	$7,239,684	$5,859,084

Expenses:
Cost of services administrative (excluding non-cash compensation of $855 and $2,998 for the three and six months ended January 31, 2005 respectively, and of $19,070 for the three and six months ended January 31, 2004)	1,340,346	1,750,986	2,757,773	3,611,295
Impairment of capitalized software	—	44,983	—	44,983
Product development and enhancement (excluding non-cash compensation of $7,551 and $15,103 for the three and six months ended January 31, 2005 respectively, and of $111,640 for the three and six months ended January 31, 2004)	241,296	226,790	464,007	452,004
Selling and marketing (excluding non-cash compensation of $8,030 and $10,673 for the three and six months ended January 31, 2005 respectively, and of $75,415 for the three and six months ended January 31, 2004)	702,610	811,896	1,540,728	1,637,577
General and administrative (excluding non-cash compensation of $177,039 and $375,534 for the three and six months ended January 31, 2005 respectively, and of $267,019 and $319,961 for the three and six months ended January 31, 2004)	1,311,156	1,004,628	2,773,320	1,950,013
Non-cash charges for stock-based compensation and services	193,475	473,144	404,308	526,087

	3,788,883	4,312,427	7,940,136	8,221,959

Operating loss	(295,739)	(1,556,695)	(700,452)	(2,362,875)

Other income and (expense):
Interest and investment income	8,101	68,381	14,199	69,239
Interest expense	(786)	(14,613)	(3,782)	(27,038)

	7,315	53,768	10,417	42,201

Net loss	$(288,424)	$(1,502,927)	$(690,035)	$(2,320,674)

Dividends on preferred stock	(100,547)	(101,593)	(201,093)	(202,154)

Loss attributable to common stockholders	$(388,971)	$(1,604,520)	$(891,128)	$(2,522,828)

Basic and diluted loss per common share	$(0.02)	$(0.12)	$(0.05)	$(0.18)

Weighted average number of common shares outstanding - basic and diluted	19,130,186	13,816,359	19,094,325	13,807,015

COMPREHENSIVE LOSS:
Net loss	$(288,424)	$(1,502,927)	$(690,035)	$(2,320,674)

Other comprehensive income:
Unrealized gain – marketable securities	—	33,146	—	42,169
Reclassification of unrealized gain on marketable securities	—	(67,834)	—	(67,834)

Comprehensive loss	$(288,424)	$(1,537,615)	$(690,035)	$(2,346,339)

See notes to consolidated financial statements.

Condensed Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended January 31,
	2005	2004
Cash flows from operating activities:
Net loss	$(690,035)	$(2,320,674)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	740,568	766,589
Bad debt expense	115,525	29,369
Non-cash interest expense	—	17,210
Realized (gain) loss on sale of marketable securities	—	(67,834)
Impairment of capitalized software	—	44,983
Non-cash charges for equity instruments issued for compensation and services	404,308	526,086
Changes in:
Accounts receivable	(280,795)	(74,044)
Prepaid expenses and other assets	(28,405)	3,389
Accounts payable	(271,771)	(387,347)
Accrued expenses	(319,908)	(341,812)
Deferred revenue	35,436	(43,771)
Other liabilities	(4,620)	(74,422)

Net cash used in operating activities	(299,697)	(1,922,278)

Cash flows from investing activities:
Additional costs of previous acquisition	(121,296)	—
Purchases of property and equipment	(158,205)	(75,068)
Proceeds from sales of marketable securities	—	134,110

Net cash (used in) provided by investing activities	(279,501)	59,042

Cash flows from financing activities:
Borrowings under accounts receivable financing agreement	—	864,156
Repayment of borrowings under accounts receivable financing agreement	—	(330,541)
Net payments for the issuance of common stock and warrants	(23,512)	—
Payments of capital lease obligations	(36,277)	(63,943)

Net cash (used in) provided by financing activities	(59,789)	469,672

Net decrease in cash and cash equivalents	(638,987)	(1,393,564)

Cash and cash equivalents, beginning of period	3,789,643	2,283,339

Cash and cash equivalents, end of period	$3,150,656	$889,775

Supplemental disclosure of cash flow information:
Cash paid for interest during the period	$3,735	$7,830
Noncash investing and financing activities:
Issuance of common stock for dividends on preferred stock	400,000	340,000

See notes to consolidated financial statements.

Notes to consolidated financial statements (unaudited)

The accompanying unaudited consolidated financial statements of Internet Commerce Corporation (the “Company” or “ICC”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. In the opinion of management, such statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the Company’s financial position, results of operations and cash flows at the dates and for the periods indicated. Pursuant to the requirements of the Securities and Exchange Commission (the “SEC”) applicable to Quarterly Reports on Form 10-Q, the accompanying financial statements do not include all the disclosures required by GAAP for annual financial statements. While the Company believes that the disclosures presented are adequate to make the information not misleading, these unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2004. Operating results for the three and six-month periods ended January 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2005.

1.	ORGANIZATION AND NATURE OF BUSINESS

The Company’s main source of revenue is derived from subscriptions to its value added network (“VAN”) sold under the brand name ICC.NET™. These services include transaction, mailbox and fax transmission activities for which fees are charged. Revenue is also derived from fixed fee data mapping and professional internet services. In addition, the Company operates a Service Bureau with revenue derived from electronic data interchange (“EDI”) services including data translation services, purchase order and invoice processing from EDI-to-print and print-to-EDI, Universal Product Code (“UPC”) number generation, UPC catalog maintenance and UPC label printing. The Company also sells EDI software and software maintenance, the revenue of which is immaterial in the periods presented.

2.	RECENT EVENTS

In the second quarter of fiscal 2005, the Company commenced the relocation of its corporate headquarters from New York, New York to Norcross, Georgia. The Company incurred one time moving expenses of approximately $60,000, which were recognized as incurred. The Company continues to operate facilities and offices located in East Setauket, NY; Cary, NC and Carrollton, GA.

On June 22, 2004, the Company acquired Electronic Commerce Systems, Inc. (“ECS”). ECS offers ongoing EDI compliance solutions to small and midsized suppliers including Internet-based services, software, and service bureau services. The operating results of ECS are included in the Service Bureau segment.

Until January 2004, the Company provided a range of EDI and electronic commerce consulting services and EDI education and training seminars throughout the United States. The Company discontinued its EDI education and training seminars in February 2004. Revenues from our EDI education and training seminars were immaterial in the period presented.

3.	Significant Accounting Policies and Procedures

Deferred revenue:

Deferred revenue is comprised of deferrals for subscription fees, professional services, license fees, and maintenance associated with contracts for which amounts have been received in advance of services to be performed.

Stock-based Compensation:

In January 2004, the Company adopted the fair value provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). SFAS 123 established a fair-value-based method of accounting for stock-based compensation plans. The fair value of stock options and stock-based compensation plans is determined on the date of grant using the Black-Scholes option-pricing model and is being expensed over the vesting period of the related stock options and stock-based compensation plans. Pursuant to the transition provisions of SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (SFAS 148), the Company has elected the prospective method and will apply the fair value method of accounting to all equity instruments issued to employees on or after August 1, 2003. The fair value method is not applied to stock option awards granted in fiscal years prior to 2004. Such awards will continue to be accounted for under the intrinsic value method pursuant to Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB25”), except to the extent that prior years’ awards are modified subsequent to August 1, 2003. Therefore, the cost related to stock-based employee compensation included in the determination of the net loss for 2004 is less than that which would have been recognized if the fair value based method had been applied to all awards since their date of grant. The following table illustrates the effect on net loss and net loss per common share if the fair value based method had been applied to all outstanding and unvested awards in each period.

The following table illustrates the effect on net earnings and earnings per share as if the Company had applied the fair value recognition provisions of SFAS 123 to all stock-based compensation in each period:

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2005	2004		2004
Net loss, as reported	$(388,971)	$(1,604,520)	$(891,128)	$(2,522,828)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	150,476	437,640	325,283	437,640
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(150,476)	(530,045)	(328,849)	(719,866)

Pro forma net loss	$(388,971)	$(1,696,925)	$(894,693)	$(2,805,054)

Basic and diluted loss per common share:
As reported	$(0.02)	$(0.12)	$(0.05)	$(0.18)
Pro forma	$(0.02)	$(0.12)	$(0.05)	$(0.20)

Recent Accounting Pronouncements:

On December 6, 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS 123. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends FASB Statement No. 95, Statement of Cash Flows. The approach to accounting for share-based payments in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires that all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values and no longer allows pro forma disclosure as an alternative to financial

Significant Accounting Policies and Procedures (continued)

statement recognition. The Company has used financial statement recognition since its adaptation of Statement 123.

In November 2002, the Emerging Issues Task Force of the FASB (“EITF”) reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which the vendor will perform multiple revenue generating activities. The EITF was effective for revenue arrangements entered into in fiscal years and interim periods beginning after June 15, 2003. The adoption of this consensus, effective August 1, 2003, did not have a significant impact on the Company’s consolidated financial position or results of operations.

In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. For financial instruments created before the issuance date of this Statement and still existing at the beginning of the interim period of adoption, transition shall be achieved by reporting the cumulative effect of a change in an accounting principle by initially measuring the financial instruments at fair value or other measurement attribute required by this Statement. The adoption of this Statement, effective August 1, 2003, did not have a material impact on the Company’s consolidated financial position or results of operations.

4.	Pro Forma Disclosures Related To Recent Acquisitions

In June 2004, the Company completed the acquisition of Electronic Commerce Systems, Inc. (“ECS”). In accordance with the terms of the Agreement and Plan of Merger, dated May 25, 2004 (the “Merger Agreement”), ICC Acquisition Corporation, Inc., a wholly-owned subsidiary of ICC, merged with and into ECS and ECS became a wholly-owned subsidiary of ICC. ICC issued a total of 1,941,409 shares of its class A common stock, valued at $2,465,589, in connection with the acquisition, of which 345,183 shares were issued in exchange for approximately $471,000 of outstanding debt ECS owed to certain of its shareholders and in payment of ECS’s legal fees. In determining the purchase price of the acquisition, the shares of ICC class A common stock issued were valued at $1.28 per share, the average market price of ICC’s class A common stock over the 2-day period before and after the terms of the acquisition were agreed to and announced.

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

	Three months ended		Six months ended
	January 31,		January 31,
	2005	2004	2005	2004

Revenues	$3,493,144	$3,254,650	$7,239,684	$6,870,976
Net loss	$(388,971)	$(1,536,644)	$(891,128)	$(2,396,998)
Basic and diluted loss per common share	$(0.02)	$(0.11)	$(0.05)	$(0.17)

5.	Business Segment Information

The Company’s two operating segments are:

•	ICC.NET™ — The Company’s global Internet-based value added network, or VAN, uses the Internet and proprietary technology to deliver customers’ supply chain documents and data files to members of their trading communities, many of which may have incompatible systems, by translating the documents and data files into any format required by the receiver, and the development and operation of comprehensive business-to-business e-commerce solutions

•	Service Bureau — The Service Bureau manages and translates the data of small and mid-sized companies that exchange EDI data with large companies and provides various EDI and UPC services. The Service Bureau also licenses EDI software. Effective in June 2004, the Company combined the activities of ECS in the Service Bureau segment.

The tables below summarizes information about operations and long-lived assets as of and for the three and six -month periods ended January 31, 2005 and 2004.

		Service
	ICC.NET™	Bureau	Total
Three Months — January 31, 2005
Revenues from external customers	$2,741,415	$751,729	$3,493,144

Operating loss	$(164,193)	$(131,546)	$(295,739)
Other income (expense), net	7,315	—	7,315

Net income (loss) (1)	$(156,878)	$(131,546)	$(288,424)

Supplemental segment information:
Amortization and depreciation	$286,453	$72,855	$359,307
Non-cash charges for stock-based compensation and services	$193,475	$—	$193,475

Six Months – January 31, 2005
Revenues from external customers	$5,566,657	$1,673,027	$7,239,684

Operating loss	$(641,906)	$(58,546)	$(700,452)
Other income (expense), net	10,417	—	10,417

Net loss (1)	$(631,489)	$(58,546)	$(690,035)

Supplemental segment information:
Amortization and depreciation	$595,164	$145,403	$740,567
Non-cash charges for stock-based compensation and services	$404,308	$—	$404,308

As of January 31, 2005
Property and Equipment, net	$272,277	$46,054	$318,331
Goodwill	1,211,925	1,448,609	2,660,534
Other intangibles assets, net	717,000	960,732	1,677,732

Long lived assets, net	$2,201,202	$2,455,395	$4,656,597

1)	Commencing in the first quarter of fiscal 2005, certain costs for selling and marketing functions were allocated to the Service Bureau from ICC.NET™ based on the level of service performed. ICC.NET™ allocated $24,000 and $48,000 of selling and marketing costs to the Service Bureau during the three and six-month ended January 31, 2005, respectively. Also commencing in the first quarter of fiscal 2005, certain costs for executive management, MIS, human resources and accounting and finance functions were allocated to the Service Bureau from ICC.NET™ based on the level of service performed. ICC.NET™ allocated $135,000 and $270,000 of general and administrative costs for these services to the Service Bureau for the three and six-month ended January 31, 2005, respectively.

5.	Business Segment Information (continued)

		Service
	ICC.NET	Bureau	Total
Three Months — January 31, 2004
Revenues from external customers	$2,484,189	$271,543	$2,755,732

Operating loss	$(1,458,928)	$(97,767)	$(1,556,695)
Other income (expense), net	53,768	—	53,768

Net loss	$(1,405,160)	$(97,767)	$(1,502,927)

Supplemental segment information:
Amortization and depreciation	$367,496	$13,289	$380,785
Impairment of capitalized software	$—	$44,983	$44,983
Non-cash charges for stock-based compensation and services	$473,144	$—	$473,144

Six Months – January 31, 2004
Revenues from external customers	$5,279,890	$579,194	$5,859,084

Operating loss	$(2,234,173)	$(128,702)	$(2,362,875)
Other income (expense), net	42,201	—	42,201

Net loss	$(2,191,972)	$(128,702)	$(2,320,674)

Supplemental segment information:
Amortization and depreciation	$740,012	$26,577	$766,589
Impairment of capitalized software	$—	$44,983	$44,983
Non-cash charges for stock-based compensation and services	$526,087	$—	$526,087

As of January 31, 2004
Property and Equipment, net	$353,859	$27,641	$381,500
Capitalized software, net	—	44,651	44,651
Acquired identified intangibles, net	1,673,000	—	1,673,000
Goodwill	26,132	1,185,793	1,211,925

Long lived assets, net	$2,052,991	$1,258,085	$3,311,076

6.	Stock Options Cancellation and Exchange:

In January 2004, the Company implemented a voluntary stock option exchange program whereby the Company offered to exchange certain outstanding options to purchase shares of the Company’s class A common stock held by eligible employees of the Company, with exercise prices per share greater than or equal to $11.50, for new options to purchase shares of the Company’s class A common stock (the “Offer to Exchange”). Under the terms of the Offer to Exchange, the 26 participating employees agreed to cancel, as of January 30, 2004, their existing options to purchase a total of 823,500 shares of the Company’s common stock and were granted options to purchase 494,100 shares of the Company’s class A common stock with an exercise price of $1.25 per share, the closing market price per share on January 20, 2004. Each new employee option was fully vested at the date of grant. Additionally, under the terms of the Offer to Exchange, two directors cancelled as of January 30, 2004 existing options to purchase 250,000 shares of the Company’s class A common stock and were granted options to purchase 150,000 shares of the Company’s common stock with an exercise price of $2.00 per share. The options granted to directors vest in two equal annual installments commencing one year after the date of grant. One director was eligible but declined to participate in the exchange and surrendered to the Company options to purchase 50,000 shares of the Company’s class A common stock at an exercise price of $19.00 per share.

7.	Goodwill and Other Intangible Assets

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

As of August 1, 2004, the Company performed its annual test for impairment on the carrying value of goodwill of its ICC.NET ™ and Service Bureau reporting segments. The Company concluded that no impairment existed at that date.

8.	Guarantees and Indemnifications

As part of its standard license agreements, the Company agrees to indemnify its customers against liability if the Company’s products infringe a third party’s intellectual property rights. Historically, the Company has not incurred any significant costs related to performance under these indemnities. As of January 31, 2005, the Company was not subject to any litigation alleging that the Company’s products infringe the intellectual property rights of any third parties.

9.	Accounts Receivable Financing Agreement

On May 30, 2003, the Company executed an Accounts Receivable Financing Agreement (“Financing Agreement”) with Silicon Valley Bank (“Bank”) with a term of one year. Under the Financing Agreement, the Company may borrow, subject to certain conditions, up to 80% of its outstanding accounts receivable up to a maximum of $2,000,000. Interest accrues at the prime rate plus .35% plus a collateral handling fee equal to .20% on the average daily outstanding financed receivable balance. On October 22, 2003; August 31, 2004 and December 29, 2004, the Company and the Bank amended the Financing Agreement to extend its term to August 31, 2004; December 29, 2004 and February 12, 2005, respectively. As of January 31, 2005 and July 31, 2004, no amounts were outstanding under the Financing Agreement.

The Bank has approved a fourth loan modification agreement that changes the interest under the Financing Agreement to prime rate plus .25% plus a collateral handling fee equal to .15% on the average daily outstanding financed receivable balance as long as the Company maintains an Adjusted Quick Ratio (as defined in the Financing Agreement) of not less 1.25 to 1. Should the Company fail to maintain an Adjusted Quick Ratio of 1.25 to 1, the interest rises to prime rate plus .75% and the collateral handling fee increases to .35% on the average daily outstanding financed receivable balance.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     This quarterly report on Form 10-Q contains a number of “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Specifically, all statements other than statements of historical facts included in this Quarterly Report regarding our financial position, business strategy and plans and objectives of management for future operations are forward-looking statements. These forward-looking statements are based on the beliefs of management, as well as assumptions made by and information currently available to management. When used in this Report, the words “anticipate,” “believe,” “estimate,” “expect,” “may,” “will,” “continue” and “intend,” and words or phrases of similar import, as they relate to our financial position, business strategy and plans, or objectives of management, are intended to identify forward-looking statements. These statements reflect our current view with respect to future events and are subject to risks, uncertainties and assumptions related to various factors including, without limitation, those described below the heading “Overview” and in our registration statements and periodic reports filed with the SEC under the Securities Act and the Exchange Act.

     Although we believe that our expectations are reasonable, we cannot assure you that our expectations will prove to be correct. Should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described in this Quarterly Report as anticipated, believed, estimated, expected or intended.

     In this Item 2, references to the “Company,” “we,” or “us” means Internet Commerce Corporation.

Overview

     We are in the e-commerce (“EC”) business-to-business communication services market providing complete EC infrastructure solutions. Our business operates in two segments: namely, ICC.NET ™ and Service Bureau.

     ICC.NET ™ includes the Company’s global Internet-based value added network, or VAN, which uses the Internet and our proprietary technology to deliver our customers’ documents and data files to members of their trading communities, many of which may have incompatible systems, by translating the documents and data files into any format required by the receiver. We believe that our ICC.NET ™ service has certain advantages over traditional VANs as well as email-based and other Internet-based software systems because our service is provided at a low cost, with greater transmission speed that is nearly real-time and offers more features. In addition, ICC.NET ™ facilitates the development and operation of comprehensive business-to-business e-commerce solutions. Our Service Bureau manages and translates the data of small and mid-sized companies that exchange EDI data with large companies that require that data be transmitted to them electronically. The Service Bureau delivers business-to-business EDI standards-based documents for companies that do not have EDI capabilities.

     The value added network business has become significantly more price competitive over the past year, with major networks restructuring to reduce their overhead cost to be better positioned to compete on a price point basis against Internet based networks such as ICC.NET ™ . We have been successful in maintaining, our margins, but we have experienced continued price erosion in competing for larger customers. Although we expect to continue to add new customers and increase the volume of data transmitted through our service, we do not expect our revenue from VAN services to continue to grow as rapidly as in the past. This trend is expected to continue in the short term until such time as a cost-based pricing floor is reached by our larger competitors. To counteract this negative impact on our revenue growth, management has deployed a dual pronged strategy. We are adding revenue through the acquisition of Electronic Commerce Systems, Inc. (“ECS”) and have developed new product and service offerings (AS2 and Data Synchronization) to improve our value proposition. AS2 is a service offering on the Internet, which handles primary XML documents that are an extension of traditional EDI. We have incorporated this communication methodology into our standard network services and continue to attract customer’s network traffic in competition to those who could otherwise purchase an AS2 software offering.

     During the fiscal quarter ended January 31, 2005, we further improved our operational leverage by increasing our consolidated revenue by $737,412 and by reducing our operating loss by $1,260,956 from the fiscal quarter ended January 31, 2004.

     Consolidated revenue for the three months ended January 31, 2005 decreased from the three months ended October 31, 2004 by $253,396 due to the seasonality of Christmas EDI traffic that occurs in the Company’s first fiscal quarter.

     We rely on many of our competitors to interconnect, at reasonable cost, with our service and have interconnection arrangements with more than 65 business-to-business networks for the benefit of our customers. We believe that these arrangements will satisfy the business requirements of our existing customers, but there can be no assurance that this will continue to be the case.

     In the second quarter of fiscal 2005, the Company commenced the relocation of its corporate headquarters from New York, New York to Norcross, Georgia. Over the past two quarters, the Company has incurred one time expenses of approximately $200,000, which were recognized as occurred. These expenses including moving costs, retention bonuses, and data/voice line termination fees.

Critical Accounting Policies and Estimates

     The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principals accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses. We consider certain accounting policies related to revenue recognition, valuation of acquired intangibles and impairment of long-lived assets, and valuation of investments to be critical policies due to the estimation process involved in each. Management discusses its estimates and judgments with the company’s Audit Committee of the board of directors.

     For a more detailed description on the application of these and other accounting policies, see in Note 2 of the Consolidated Financial Statements included in our annual report on Form 10-K for the fiscal year ended July 31, 2004. Reference is also made to the discussion of the application of these critical accounting policies and estimates contained in Management’s Discussion and Analysis in our annual report on Form 10-K for 2004. During the six months ended January 31, 2005 there were no significant or material changes in the application of critical accounting policies that would require an update to the information provided in the Form 10-K for 2004.

     In January 2004, the Company adopted the fair value method of recording stock-based compensation expense in accordance with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). The fair value of stock options and stock-based compensation plans as determined on the date of grant using the Black-Scholes option-pricing model is being expensed over the vesting period of the related stock options and stock-based compensation plans. The use of this model required management to make certain estimates for values of variables used by the model. Management estimated the values for stock price volatility, the expected life of the equity instruments and the risk free rate based on information that was available to management at the time the Black-Scholes option-pricing calculations were performed. During the three and six-month period ended January 31, 2005, the Company recorded non-cash charges for stock-based compensation of $193,475 and $404,308, respectively.

     The Company has entered into several transactions involving the issuance of warrants and options to purchase shares of the Company’s class A common stock to consultants, lenders, warrant holders, placement agents and other business associates and vendors. The issuance of these securities required management to estimate their value using the Black-Scholes option-pricing model. In connection with the Company’s April 2004 private placement, the Company incurred fees that were paid by issuing warrants to purchase 283,170 shares of class A common stock at an exercise price of $2.22 per share. The fair value of the warrants was determined by management to be $225,905 by utilizing the Black-Scholes option pricing model.

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

     The allocation of the proceeds from the sale of the series D preferred stock and warrants issued in the Company’s April 30, 2003 private placement between the fair value of the series D preferred stock and the fair value of the detachable warrants required management to estimate the fair value of the warrants. Management’s estimate resulted in a beneficial conversion feature in the amount of $106,730. The discount was immediately accreted and treated as a deemed dividend to the holder of the series D preferred as all of the series D preferred stock was eligible for conversion upon issuance.

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

Three Months Ended January 31, 2005 Compared with Three Months Ended January 31, 2004.

Results of Operations — Consolidated

     The following table reflects consolidated operating data by reported segments. All significant intersegment activity has been eliminated. Accordingly, the segment results below exclude the effect of transactions with our subsidiary.

	Three Months Ended
	January 31,
	2005	2004
Consolidated net profit (loss):
ICC.NET	$(156,878)	$(1,405,160)
Service Bureau	(131,546)	(97,767)

Consolidated loss	$(288,424)	$(1,502,927)

Results of Operations – ICC.NET ™

     Our ICC.NET ™ service, the Company’s global Internet-based value added network, or VAN, uses the Internet and our proprietary technology to deliver our customers’ documents and data files to members of their trading communities, many of which may have incompatible systems, by translating the documents and data files into any format required by the receiver. The following table summarizes operating results for our ICC.NET ™ service for the three months ended January 31, 2005 and 2004:

	Three Months Ended
	January 31,		Variance
	2005	2004	$	%
Revenues:
VAN Services	$2,609,072	$2,119,470	489,602	23
Professional services	81,023	279,127	(198,104)	(71)
Mapping Services	51,320	85,592	(34,272)	(40)

	2,741,415	2,484,189	257,226	10
Expenses:
Cost of services	1,055,398	1,554,398	(499,000)	(32)
Product development and enhancement	159,674	196,786	(37,112)	(19)
Selling and marketing	554,108	792,400	(238,292)	(30)
General and administrative	942,952	926,389	16,563	1
Non-cash charges for stock-based compensation	193,476	473,144	(279,668)	(59)

	2,905,608	3,943,117	(1,037,509)	(26)

Operating loss	(164,193)	(1,458,928)	1,294,735	88

Other income (expense), net	7,315	53,768	(46,453)	(86)

Net loss	$(156,878)	$(1,405,160)	1,248,282	(88)

     Revenues – ICC.NET ™ – Revenue from ICC.NET ™ services was 78% of consolidated revenues for the quarter ended January 31, 2005 (“2005 Quarter”) compared to 90% for the quarter ended January 31, 2004 (“2004 Quarter”). ICC.NET™ service revenues increased $257,000, or 10%, to $2,741,000 for the 2005 Quarter compared to $2,484,000 for the 2004 Quarter. VAN service revenue increased $490,000, or 23%, to $2,609,000 for the 2005 Quarter compared to $2,119,000 for the 2004 Quarter. The additional revenue was primarily due to increased volume in VAN traffic and an increase in the monthly mailbox fee during the quarter ended October 31, 2004. Professional services revenue decreased $198,000, or 71%, to $81,000 for the 2005 Quarter compared to

$279,000 for the 2004 Quarter, partially due to a decrease of $67,000 in revenue from EDI educational services and seminars. We discontinued our EDI educational services and seminars in January 2004. This decrease was also due to a continued slowing demand for the other professional services we provide. Mapping service revenue decreased $34,000, or 40%, to $51,000 for the 2005 Quarter compared to $86,000 for the 2004 Quarter. The decrease was primarily due to a decrease in the number of customers coupled with smaller mapping projects. The decrease in customers stems from cheaper, overseas competition for similar services and potential customers using their own internal resources aided by improved mapping software tools.

     Cost of services – ICC.NET ™ – Cost of services was 38% of revenue from the ICC.NET ™ services for the 2005 Quarter, compared to 63% for the 2004 Quarter. Total cost of services decreased $499,000, or 32%, to $1,055,000 for the 2005 Quarter compared to $1,554,000 for the 2004 Quarter. Cost of services consists primarily of salaries and employee benefits, connectivity fees, amortization, allocation from product and development and rent. This decrease was the result of a $253,000 decrease in salaries and benefits due to a decrease in headcount to 21 in January 2005 from 27 in January 2004 and a decrease in the use of consultants. There was also a $35,000 decrease in rent due primarily to a decrease in office space occupied by client services personnel. Allocation of salaries from product and development decreased $59,000 in the 2005 Quarter from the 2004 Quarter due to less developer time spent on projects directly related to ICC.NET™ services and the decrease in headcount in product development as mentioned below.

     Product development and enhancement — ICC.NET ™ — Product development and enhancement costs relating to our ICC.NET service consist primarily of salaries and employee benefits. Product development and enhancement costs decreased $37,000 in the 2005 Quarter from the 2004 Quarter. Salaries and benefits decreased $85,000 in the 2005 Quarter from the 2004 Quarter, primarily due to a decrease in the number of employees to 8 at the end of the 2005 Quarter from 10 at the end of the 2004 Quarter. Depreciation expense decreased $11,000 in the 2005 Quarter from the 2004 Quarter due to assets reaching the end of their useful lives subsequent to the 2004 Quarter. Offsetting these decreases, allocation of product development salaries to other departments decreased $63,000 in the 2005 Quarter from the 2004 Quarter.

     Selling and marketing - ICC.NET ™ — Selling and marketing expenses relating to our ICC.NET™ service consist primarily of salaries and employee benefits, rent, travel-related costs, advertising and trade-show costs. Selling and marketing expenses relating to our ICC.NET™ service decreased $238,000 in the 2005 Quarter from the 2004 Quarter. Salaries and benefits decreased $200,000 in the 2005 Quarter from the 2004 Quarter primarily due to a decrease in the number of employees to 8 at the end of the 2005 Quarter from 16 at the end of the 2004 Quarter. Travel and entertainment expenses also decreased by $40,000 in the 2005 Quarter from the 2004 Quarter due to less employees. Commencing in the quarter ended October 31, 2004, ICC.NET™ began allocating a portion of the cost of sales and marketing functions to the Service Bureau segment based on the level of effort utilized in selling Service Bureau products. This corporate allocation to the Service Bureau segment was $24,000 in the 2005 Quarter.

     General and administrative - ICC.NET ™ — General and administrative expenses supporting our ICC.NET™ service consist primarily of salaries and employee benefits, legal and professional fees, facility costs, travel meals and entertainment and insurance. General and administrative costs supporting our ICC.NET™ service increased $17,000 in the 2005 Quarter from the 2004 Quarter. Salaries and benefits increased $165,000 in the 2005 Quarter from the 2004 Quarter due to the strengthening of executive management by the addition of a new chief executive officer and chief operating officer subsequent to the 2004 Quarter. One-time relocation expenses for the corporate office were approximately $50,000 in the 2005 Quarter and Bad Debt expense increased by $74,000 in the 2005 Quarter from the 2004 Quarter due to a large write off of a customer balance due to bankruptcy. These increases were offset by increase in the corporate allocation to the Service Bureau. Commencing in the second fiscal quarter of 2003, ICC.NET™ began allocating a portion of the cost of executive management, human resources, accounting and finance functions to the Service Bureau segment based on the level of services provided, and in the 2005 Quarter, the cost of the MIS function was added to those being allocated. This corporate allocation to the Service Bureau segment increased $90,000 in the 2005 Quarter from the 2004 Quarter, to $135,000 from $45,000.

     Non-cash charges — ICC.NET ™ — Non-cash charges of approximately $193,000 in the 2005 Quarter consist of $150,000 for stock options issued to employees and directors and of $43,000 for shares of class A common stock to be issued to non-employee directors as compensation for two months of calendar year 2004 directors’ fees and one month of calendar year 2005 directors’ fees. Non-cash charges of approximately $438,000 in the 2004 Quarter relate to the adoption of FASB Statement No. 123, “Accounting for Stock-Based Compensation.” In January 2004, the Company implemented a voluntary stock option exchange program under which the Company offered to exchange certain outstanding options to purchase shares of the Company’s common stock held by eligible employees of the Company, with exercise prices per share greater than or equal to $11.50 per share, for new options to purchase shares of the Company’s common stock. The fair value method has been applied prospectively to all employee and director awards granted, modified, or settled after July 31, 2003. Non-cash charges of approximately $35,000 in the 2004 Quarter consisted of shares of class A common stock issued to non-employee directors as compensation for calendar year 2003 directors’ fees.

Results of Operations – Service Bureau

     Our Service Bureau manages and translates the data of small and mid-sized companies that exchange EDI data with large companies and provides various EDI and UPC services. Our Service Bureau also licenses EDI software. On June 22, 2004, we acquired Electronic Commerce Systems, Inc. (“ECS”), the operating results of which are reported in the Service Bureau segment. The following table summarizes operating results for our Service Bureau:

	Three Months Ended
	January 31,		Variance
	2005	2004	$	%
Revenues:
Services	$751,729	$271,543	480,186	177

Expenses:
Cost of services	284,948	196,588	88,360	45
Impairment of capitalized software	—	44,983	(44,983)	(100)
Product development and enhancement	81,622	30,004	51,618	172
Selling and marketing	148,501	19,495	129,006	661
General and administrative	368,204	78,240	289,964	370

	883,275	369,310	513,965	139

Operating loss	(131,546)	(97,767)	(33,779)	(34)

Other income (expense), net	—	—	—	—

Net loss	$(131,546)	$(97,767)	(33,779)	(34)

     Revenue – Service Bureau – Revenue from Service Bureau was 22% of consolidated revenues for the 2005 Quarter compared to 10% for the 2004 Quarter. The revenue increased $480,000, or 177%, to $752,000 for the 2005 Quarter compared to $272,000 for the 2004 Quarter. The revenue was primarily generated from services performed, customer support and licensing fees. The increase was primarily the result of the acquisition of ECS in June 2004.

     Cost of services — Service Bureau - Cost of services relating to our service bureau was 38% of revenue derived from the Service Bureau in the 2005 Quarter, compared to 72% of such revenue in the 2004 Quarter. Cost of services relating to our Service Bureau consists primarily of salaries and employee benefits, amortization, connectivity fees and rent. Cost of services relating to our Service Bureau increased $88,000 in the 2005 Quarter from the 2004 Quarter. Amortization was $44,000 in the 2005 Quarter with no amount in the 2004 Quarter due to the amortization of technology obtained in the acquisition of ECS. Connectivity fees increased $64,000 in the 2005 Quarter from the 2004 Quarter due an increase in the level of business conducted. Offsetting these increases, allocation of expense from the product development and enhancement department decreased $28,000 in the 2005 Quarter from the 2004 Quarter.

     Impairment of capitalized software – Service Bureau — In January 2004, the Company recorded an impairment charge of approximately $45,000 for previously capitalized software development costs related to a completed development project of its Service Bureau. The Company determined during the quarter ended January 31, 2004 that projected sales of this software were not sufficient to support its carrying value.

     Product development and enhancement — Service Bureau - Product development and enhancement costs consist primarily of salaries and employee benefits. Product development and enhancement costs incurred by our Service Bureau increased $52,000 in the 2005 Quarter from the 2004 Quarter. Salaries and benefits increased $23,000 in the 2005 Quarter from the 2004 Quarter due primarily to a change in the mix of employees with the ECS acquisition. In addition, allocation of product development salaries to other departments decreased $31,000 in the 2005 Quarter from the 2004 Quarter.

     Selling and marketing — Service Bureau - Selling and marketing expenses relating to our Service Bureau consist primarily of salaries and employee benefits and amortization. Selling and marketing expenses incurred by our Service Bureau increased $129,000 in the 2005 Quarter from the 2004 Quarter. Salaries and benefits increased $90,000 in the 2005 Quarter from the 2004 Quarter due to an increase in the number of employees to five at the end of the 2005 Quarter from one at the end of the 2004 Quarter. Amortization was $11,000 in the 2005 Quarter with no amount in the 2004 Quarter due to the amortization of customer relationships obtained in the acquisition of ECS. Allocation of selling and marketing expenses from ICC.NET increased $24,000 in the 2005 Quarter from the 2004 Quarter. See “Selling and marketing — ICC.NET” above for a discussion of the allocation of selling and marketing expenses between segments.

     General and administrative — Service Bureau - General and administrative expenses relating to our Service Bureau consist primarily of salaries and employee benefits, office expenses, depreciation, telephone and rent. General and administrative expenses incurred by our Service Bureau increased $290,000 in the 2005 Quarter from the 2004 Quarter. Salaries and employee benefits increased $130,000 in the 2005 Quarter from the 2004 Quarter due primarily to an increase in the number of employees to four at the end of the 2005 Quarter from two at the end of the 2004 Quarter. Rent, travel, depreciation and telephone costs increased $16,000, $11,000, $12,000 and $6,000, respectively, in the 2005 Quarter from the 2004 Quarter as a result of the addition of new facilities resulting from the acquisition of ECS. Allocation of general and administrative expenses from ICC.NET™ increased $90,000 in the 2005 Quarter from the 2004 Quarter. See “General and administrative — ICC.NET™ “ above for a discussion of the allocation of general and administrative expenses between segments.

Six Months Ended January 31, 2005 Compared with Six Months Ended January 31, 2004.

Results of Operations — Consolidated

     The following table reflects consolidated operating data by reported segments. All significant intersegment activity has been eliminated. Accordingly, the segment results below exclude the effect of transactions with our subsidiary.

	Six Months Ended
	January 31,
	2005	2004
Consolidated net loss:
ICC.NET	$(631,489)	$(2,191,972)
Service Bureau	(58,546)	(128,702)

Consolidated loss	$(690,035)	$(2,320,674)

Results of Operations – ICC.NET ™

     The following table summarizes operating results for our ICC.NET ™ service for the six months ended January 31, 2005 and 2004:

	Six Months Ended
	January 31,		Variance
	2005	2004	$	%
Revenues:
VAN Services	$5,230,910	$4,475,200	755,710	17
Professional services	219,798	634,289	(414,491)	(65)
Mapping Services	115,949	170,401	(54,452)	(32)

	5,566,657	5,279,890	286,767	5

Expenses:
Cost of services	2,255,555	3,210,805	(955,250)	(30)
Product development and enhancement	293,751	387,751	(94,000)	(24)
Selling and marketing	1,242,421	1,599,632	(357,211)	(22)
General and administrative	2,012,527	1,789,789	222,738	12
Non-cash charges for stock-based compensation	404,308	526,086	(121,778)	(23)

	6,208,562	7,514,063	(1,305,501)	(17)

	Six Months Ended
	January 31,		Variance
	2005	2004	$	%

Operating loss	(641,905)	(2,234,173)	1,592,268	(71)

Other income (expense), net	10,417	42,201	(31,784)	(75)

Net loss	$(631,488)	$(2,191,972)	1,560,484	(71)

     Revenues – ICC.NET ™ – Revenue from ICC.NET ™ services was 77% of consolidated revenues for the six months ended January 31, 2005 (“2005 Six Months”) compared to 90% for the six months ended January 31, 2004 (“2004 Six Months”). ICC.NET ™ service revenues increased $287,000, or 5%, to $5,567,000 for the 2005 Six Months compared to $5,280,000 for the 2004 Six Months. VAN service revenue increased $756,000, or 17%, to $5,231,000 for the 2005 Six Months compared to $4,475,000 for the 2004 Six Months. The increase was primarily due to an increase in the monthly mailbox fee during the 2005 Six Months. Professional service revenue decreased $414,000, or 65%, to $220,000 for the 2005 Six Months compared to $634,000 for the 2004 Six Months, partially due to a decrease of $149,000 in revenue from EDI educational services and seminars. We discontinued our EDI educational services and seminars in January 2004. This decrease was also due to a continued slowing demand for the other professional services we provide. Mapping service revenue decreased $54,000, or 32%, to $116,000 for the 2005 Six Months compared to $170,000 for the 2004 Six Months. The decrease was primarily due to a decrease in the number of customers coupled with smaller mapping projects. The decrease in customers stems from cheaper, overseas competition for similar services and potential customers using their own internal resources aided by improved mapping software tools.

     Cost of services – ICC.NET™ – Cost of services was 41% of revenue from the ICC.NET™ services for the 2005 Six Months, compared to 61% for the 2004 Months. Total cost of services decreased $955,000, or 30%, to $2,256,000 for the 2005 Six Months compared to $3,211,000 for the 2004 Six Months. Cost of services consists primarily of salaries and employee benefits, connectivity fees, amortization, allocation from product and development and rent. This decrease was the result of a $550,000 decrease in salaries and benefits due to a decrease in headcount, an $88,000 decrease in connectivity fees due to a switch in our primary connectivity vendor, and a $50,000 decrease in rent due primarily to a decrease in office space occupied by client services personnel. The decrease was also as a result of a $105,000 decrease in allocation of product and development costs due to a decrease in headcount in product development as well as a decrease in depreciation of $52,000 for the 2005 Six Months from the 2004 Six Months.

     Product development and enhancement – ICC.NET ™ – Product development and enhancement costs decreased $94,000, or 24%, to $294,000 for the 2005 Six Months compared to $388,000 for the 2004 Six Months. Salaries and benefits decreased $167,000 in the 2005 Six Months from the 2004 Six Months. Depreciation expense decreased $23,000 in the 2005 Six Months from the 2004 Six Months due to assets reaching the end of their useful lives subsequent to the 2004 Six Months. Offsetting these decreases, allocation of product development salaries to other departments decreased $101,000 in the 2005 Six Months from the 2004 Six Months.

     Selling and marketing – ICC.NET ™ – Selling and marketing expenses decreased $357,000, or 22%, to $1,242,000 for 2005 Six Months compared to $1,600,000 for 2004 Six Months. Selling and marketing expenses consist primarily of salaries and employee benefits, travel-related costs, rent, depreciation, advertising and trade-show costs. This decrease was due primarily to a $363,000 decrease in salaries and benefits attributable to a decrease in the number of employees to 8 at the end of the 2005 Six Months from 16 at the end of the 2004 Six Months. In addition, commencing in the first quarter of fiscal 2005, the Company began allocating a portion of the cost of sales and marketing functions to the Service Bureau segment based on the level of effort utilized in selling Service Bureau products. The allocation was $48,000 for the 2005 Six Months.

     General and administrative – ICC.NET ™ — General and administrative expenses increased $223,000, or 12%, to $2,013,000 for the 2005 Six Months compared to $1,790,000 for the 2004 Six Months. General and administrative expenses consist primarily of salaries and employee benefits, facility costs, legal and professional fees, insurance, travel meals and entertainment and depreciation. Salaries and benefits increased $418,000 in the 2005 Six Months from the 2004 Six Months due to retention bonuses of $118,000 and the strengthening of executive management by the addition of a new chief executive officer and chief operating officer subsequent to the 2004 Six Months. One-time relocation expenses for the corporate office including moving costs were approximately $50,000 in the 2005 Six Months and Bad Debt expense increased by $88,000 in the 2005 Six Months from the 2004 Six Months due to a large write off of a customer balance due to bankruptcy. These increases were offset by an increase in the corporate allocation to the Service Bureau. Commencing in the second fiscal quarter of 2003, ICC.NET began allocating a portion of the cost of executive management, human resources, accounting and finance functions to the Service Bureau segment based on the level of services provided, and in the 2005 Quarter, the cost of the MIS function was added to those being allocated. This corporate allocation to the Service Bureau segment increased $180,000 in the 2005 Six Months from the 2004 Six Months, to $270,000 from $90,000.

     Non-cash charges – ICC.NET ™ — Non-cash charges for stock-based compensation decreased $122,000, or 23%, to $404,000 for the 2005 Six Months compared to $526,000 for the 2004 Six Months. Non-cash charges for stock-based compensation consist of value for stock options issued to employees and directors and for shares of class A common stock issued to non-employee directors as compensation for the directors’ fees. The fair value method has been applied prospectively to all employee and director awards granted, modified, or settled after July 31, 2003 (see Note 3).

Results of Operations – Service Bureau

     The following table summarizes operating results for our Service Bureau for the six months ended January 31, 2005 and 2004:

	Six Months Ended
	January 31,		Variance
	2005	2004	$	%
Revenues:
Services	$1,673,027	$579,194	1,093,833	189

Expenses:
Cost of services	502,217	400,489	101,728	25
Impairment of capitalized software	—	44,983	(44,983)	(100)
Product development and enhancement	170,256	64,253	106,003	165
Selling and marketing	298,307	37,946	260,361	686
General and administrative	760,793	160,225	600,568	375

	1,731,573	707,896	1,023,677	145

Operating loss	(58,546)	(128,702)	70,156	(55)

Other income (expense), net	—	—	—	—

Net loss	$(58,546)	$(128,702)	70,156	(55)

     Revenue – Service Bureau – Revenue from Service Bureau was 23% of consolidated revenues for the 2005 Six Months compared to 10% for the 2004 Six Months. The revenue increased $1,094,000, or 189%, to $1,673,000 for the 2005 Six Months compared to $579,000 for the 2004 Six Months. The revenue was primarily generated from services performed, customer support and licensing fees. The increase was primarily due to the acquisition of ECS in June 2004.

     Cost of services – Service Bureau – Cost of services was 30% of revenue from the service bureau for the 2005 Six Months, compared to 69% for the 2004 Six Months. Total cost of services increased $102,000, or 25%, to $502,000 for the 2005 Six Months compared to $400,000 for the 2004 Six Months. Cost of services relating to our Service Bureau consists primarily of salaries and employee benefits, amortization, connectivity fees and rent. Amortization was $88,000 in the 2005 Six Months with no amount in the 2004 Six Months due to the amortization of technology obtained in the acquisition of ECS. Connectivity fees increased $74,000 in the 2005 Six Months from the 2004 Six Months due an increase in the level of business conducted from the acquisition of ECS. Offsetting these increases, allocation of expense from the product development and enhancement department decreased $56,000 in the 2005 Six Months from the 2004 Six Months.

     Impairment of capitalized software – Service Bureau — In January 2004, the Company recorded an impairment charge of approximately $45,000 for previously capitalized software development costs related to a completed development project of its Service Bureau. The Company determined during the quarter ended January 31, 2004 that projected sales of this software were not sufficient to support its carrying value.

     Product development and enhancement – Service Bureau – Product development and enhancement costs increased $106,000, or 165%, to $170,000 for the 2005 Six Months compared to $64,000 for the 2004 Six Months. Salaries and benefits increased $46,000 in the 2005 Six Months from the 2004 Six Months due primarily to a change in the mix of employees with the ECS acquisition. In addition, allocation of product development salaries to other departments decreased $60,000 in the 2005 Six Months from the 2004 Six Months.

     Selling and marketing – Service Bureau - Selling and marketing expenses increased $260,000, or 686%, to $298,000 for 2005 Six Months compared to $38,000 for 2004 Six Months. Salaries and benefits increased $170,000 in the 2005 Six Months from the 2004 Six Months due to an increase in the number of employees to five at the end of the 2005 Six Months from one at the end of the 2004 Six Months. Amortization was $22,000 in the 2005 Six Months with no amount in the 2004 Six Months due to the amortization of customer relationships obtained in the acquisition of ECS. Allocation of selling and marketing expenses from increased $48,000 in the 2005 Six Months from the 2004 Quarter. See “Selling and marketing — ICC.NET” above for a discussion of the allocation of selling and marketing expenses between segments.

     General and administrative – Service Bureau – General and administrative expenses increased $601,000, or 375%, to $761,000 for the 2005 Six Months compared to $160,000 for the 2004 Six Months. General and administrative expenses consist primarily of salaries and employee benefits, facility costs, legal and professional fees, insurance, travel meals and entertainment and depreciation. Salaries and employee benefits increased $274,000 in the 2005 Six Months from the 2004 Six Months due primarily to an increase in the number of employees to four at the end of the 2005 Six Months from two at the end of the 2004 Six Months. Rent, travel, depreciation and telephone costs increased $35,000, $19,000, $21,000 and $25,000, respectively, in the 2005 Six Months from the 2004 Six Months as a result of the addition of new facilities resulting from the acquisition of ECS. Allocation of general and administrative expenses from ICC.NET™ increased $180,000 in the 2005 Six Months from the 2004 Six Months. See “General and administrative - ICC.NET™” above for a discussion of the allocation of general and administrative expenses between segments.

Liquidity and Capital Resources

     Our principal sources of liquidity, which consist of unrestricted cash and cash equivalents, decreased to $3,151,000 as of January 31, 2005 from $3,790,000 as of July 31, 2004. We believe these resources will provide us with sufficient liquidity to continue in operation through July 31, 2005.

     On April 20, 2004, the Company completed a private placement of common stock and warrants to purchase shares of common stock (the “2004 Private Placement”) that provided aggregate gross proceeds of approximately $4,955,000.

     In the 2004 Private Placement, the Company sold 2,831,707 shares of its class A common stock and warrants to purchase 849,507 shares of our class A common stock. These warrants are exercisable for five years commencing on October 20, 2004 at an exercise price of $2.22 per share.

     In connection with the 2004 Private Placement, the Company incurred fees and expenses of $772,001, of which $423,274 was paid in cash at closing, $122,822 is payable in cash and $225,905 was paid by issuing warrants to purchase 283,170 shares of class A common stock. The fair value of the warrants was estimated by management using the Black-Scholes option-pricing model. These warrants have substantially the same terms as the warrants issued in the 2004 Private Placement. No directors, officers or entities with which the Company’s directors, or officers are affiliated participated in the 2004 Private Placement.

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

     On May 30, 2003, the Company executed an Accounts Receivable Financing Agreement (“Financing Agreement”) with Silicon Valley Bank (“the Bank”) with a term of one year. Under the Financing Agreement, the Company may borrow, subject to certain conditions, up to 80% of its outstanding accounts receivable up to a maximum of $2,000,000. The applicable interest rate is the prime rate plus .35% plus a collateral handling fee equal to .20% on the average daily outstanding receivable balance, and interest is payable monthly. The Financing Agreement contains certain restrictive covenants that are customary for a commercial transaction of this type, including, without limitation, restrictions on the disposition or encumbrance of the collateral pledged to the Bank, restrictions on incurring additional indebtedness and restrictions on the payment of dividends and the redemption or repurchase of any capital stock. In addition, the Company is required to maintain at all times a ratio of Quick Assets (i.e., consolidated, unrestricted cash, cash equivalents, net accounts receivable and investments with maturities of fewer than 12 months determined according to GAAP) to Current Liabilities (i.e., all obligations and liabilities of the Company to Bank, plus, without duplication, the aggregate amount of the Company’s total liabilities which mature within one (1) year) minus Deferred Revenue (i.e., all amounts received in advance of performance under contracts and not yet recognized as revenue) of at least 1.10 to 1.0. The Bank has been granted a security interest in substantially all of the Company’s assets. On October 22, 2003; August 31, 2004 and December 29, 2004, the Company and the Bank amended the Financing Agreement to extend its term to August 31, 2004; December 29, 2004 and February 15, 2005, respectively. As of January 31, 2005 and July 31, 2004, no amounts were outstanding under the Financing Agreement.

     The Bank has approved a fourth loan modification agreement extending the term an additional year that changes the interest under the Financing Agreement to prime rate plus .25% plus a collateral handling fee equal to .15% on the average daily outstanding financed receivable balance as long as the Company maintains an Adjusted Quick Ratio (as defined in the Financing Agreement) of not less 1.25 to 1. Should the Company fail to maintain an Adjusted Quick Ratio of 1.25 to 1, the interest rises to prime rate plus .75% and the collateral handling fee increases to .35% on the average daily outstanding financed receivable balance.

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

Consolidated Working Capital

     Consolidated working capital decreased to $4,069,000 at January 31, 2005 from $4,198,000 at July 31, 2004. This decrease was primarily due to a decrease in accounts payable and accrued expense of $370,000, an increase in accrued dividends on preferred stock of $201,000, an increase in accounts receivable primarily attributable to slightly slower collections of $165,000 and an increase in prepaid expense and other current assets of $173,000 primarily due to director fees.

Analysis of Cash Flows

     Cash used in operating activities was $300,000 in the six months ended January 31, 2005 compared to $1,922,000 in the six months ended January 31, 2004. The decrease in the six months ended January 31, 2005 of $1,623,000 was primarily the result of a significantly lower net loss of $1,631,000.

     Cash used in investing activities increased to $280,000 in the six months ended January 31, 2005 from $59,000 provided by investing activities in the six months ended January 31, 2004. Cash used in investing activities in the six months ended January 31, 2005 primarily resulted from purchase of property and equipment of $158,000 and additional costs relating to the ECS acquisition of $121,000. Cash provided by investing activities in the six months ended January 31, 2004 was primarily the result of proceeds from the sale of marketable securities of $134,000 partially offset by the purchase of property and equipment of $75,000.

     Cash used in financing activities was $60,000 in the six months ended January 31, 2005 compared to $470,000 provided by financing activities in the six months ended January 31, 2004. Cash used in financing activities in the six months ended January 31, 2005 was primarily the result of capital lease payments of $36,000 and net payments for the issuance of common stock and warrants of $24,000. Cash provided by financing activities in the six months ended January 31, 2004 is primarily the result of financing agreement net borrowings of $534,000.

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

Item 4. Controls and Procedures

     Our management, including our chief executive officer and chief financial officer, have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of January 31, 2005, pursuant to Exchange Act Rules 13a-15(e) and 15(d)-15(e). Based upon that evaluation, our chief executive officer and chief financial officer have concluded that as of such date, our disclosure controls and procedures in place are adequate to ensure material information and other information requiring disclosure is identified and communicated on a timely basis.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     None.

Item 2. Changes in Securities and Use of Proceeds

     None.

Item 3: Defaults Upon Senior Securities

     The Company has recorded the issuance of the payment in kind of the 4% annual dividend due in January 2005 per the terms of the Company’s Series C preferred stock in the financial statements. The Company is currently in discussions with the holder of its Series C preferred stock, Cable and Wireless PLC to eliminate the Series C preferred stock, and accordingly has not delivered the documentation for the issued shares pending completion of those discussions.

Item 4: Submission of Matters to a Vote of Security Holders

     None.

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits
	31.1	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.2	Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K
Current Report Form 8-K dated November 2, 2004 (Item 5.02).
Current Report Form 8-K dated December 15, 2004 (Item 2.02 and 9.01)
Current Report Form 8-K dated January 19, 2005 Item 4.01 and 9.01).

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 16, 2005

INTERNET COMMERCE CORPORATION

by:	/s/ Thomas J. Stallings

Thomas J. Stallings
Chief Executive Officer

by:	/s/ Glen Shipley

Glen Shipley Chief Financial Officer