Form 10-Q
period 2005-04-30
INTERNET COMMERCE CORP
filed 2005-06-08
CIK 894738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                          to

Commission File Number: 000-24996

INTERNET COMMERCE CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	13-3645702 (I.R.S. Employer Identification No.)

6801 Governors Lake Parkway, Suite 110 Norcross, Georgia (Address of Principal Executive Offices)	30071 (Zip Code)

Registrant’s Telephone Number, Including Area Code: (678) 533-8000

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☐ ☑

As of June 3, 2005, the Registrant had outstanding 19,408,420 shares of Class A Common Stock.

INDEX TO FORM 10-Q

PAGE
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated balance sheets as of April 30, 2005 (unaudited) and July 31, 2004	3

Consolidated statements of operations and comprehensive loss for the three and nine months ended April 30, 2005 (unaudited) and April 30, 2004 (unaudited)	4

Consolidated statements of cash flows for the nine months ended April 30, 2005 (unaudited) and April 30, 2004 (unaudited)	5

Notes to consolidated financial statements (unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3. Quantitative and Qualitative Disclosures About Market Risk	23

Item 4. Controls and Procedures	23

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	24

Item 2. Changes in Securities and Use of Proceeds	24

Item 3. Defaults Upon Senior Securities	24

Item 4. Submission of Matters to a Vote of Security Holders	24

Item 5. Other Information	24

Item 6. Exhibits	24

SIGNATURES	26

EXHIBIT INDEX	27

CERTIFICATIONS	28
EX-31.1 SECTION 302 CERTIFICATION OF THE CEO
EX-31.2 SECTION 302 CERTIFICATION OF THE CFO
EX-32.1 SECTION 906 CERTIFICATION OF THE CEO
EX-32.2 SECTION 906 CERTIFICATION OF THE CFO

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets

	April 30,	July 31,
	2005	2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,576,192	$3,789,643
Accounts receivable, net of allowance for doubtful accounts of $405,054 and $308,867, respectively	2,990,020	2,154,463
Prepaid expenses and other current assets	421,869	244,900

Total current assets	6,988,081	6,189,006

Restricted cash	529,260	107,658
Property and equipment, net	578,152	295,556
Software development costs, net	—	17,860
Goodwill	3,819,790	2,539,238
Other intangible assets, net	2,103,232	2,265,010
Other assets	14,237	14,237

Total assets	$14,032,752	$11,428,565

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$264,123	$523,703
Accrued expenses	1,195,675	1,004,461
Accrued dividends – preferred stock	131,507	232,787
Deferred revenue	154,158	133,063
Capital lease obligation	10,695	52,291
Other current liabilities	1,289,044	45,111

Total current liabilities	3,045,202	1,991,416

Capital lease obligation - less current portion	—	2,908
Other liabilities	1,292,905

Total liabilities	4,338,107	1,994,324

Stockholders’ Equity:
Preferred stock – 5,000,000 shares authorized, including 10,000 shares of series A, 10,000 shares of series C, 250 shares of series D and 175 shares of series S:
Series A preferred stock – par value $.01 per share, none issued and outstanding	—	—
Series C preferred stock – par value $.01 per share, 44.76 votes per share; 10,000 shares issued and outstanding (liquidation value of $10,433,880)	100	100
Series D preferred stock – par value $.01 per share, 769 votes per share; 250 shares issued and outstanding (liquidation value of $250,000)	3	3
Common stock:
Class A - par value $.01 per share, 40,000,000 shares authorized, one vote per share; and 19,408,420 shares issued and outstanding, respectively	194,084	190,582
Additional paid-in capital	95,794,134	95,143,356
Accumulated deficit	(86,293,676)	(85,899,800)

Total stockholders’ equity	9,694,645	9,434,241

Total liabilities and stockholders’ equity	$14,032,752	$11,428,565

See notes to consolidated financial statements.

Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited)

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2005	2004	2005	2004
Revenue:
Services	$4,388,156	$2,892,390	$11,627,840	$8,751,474

Expenses:
Cost of services administrative (excluding non-cash compensation of $1,760 and $4,758 for the three and nine months ended April 30, 2005 respectively, and of $15,952 and $35,022 for the three and nine months ended April 30, 2004)	1,339,183	1,561,756	4,096,955	5,173,050
Impairment of capitalized software	—	—	—	44,983
Product development and enhancement (excluding non-cash compensation of $6,630 and $21,734 for the three and nine months ended April 30, 2005 respectively, and of $6,638 and $118,278 for the three and nine months ended April 30, 2004)	197,397	233,635	661,405	685,639
Selling and marketing (excluding non-cash compensation of $3,296 and $13,969 for the three and nine months ended April 30, 2005 respectively, and of $16,739 and $92,154 for the three and nine months ended April 30, 2004)	593,496	733,752	2,134,224	2,371,330
General and administrative (excluding non-cash compensation of $133,327 and $508,860 for the three and nine months ended April 30, 2005 respectively, and of $72,610 and $392,571 for the three and nine months ended April 30, 2004)	1,830,535	892,873	4,603,855	2,842,886
Non-cash charges for stock-based compensation and services	145,013	111,939	549,321	638,025

	4,105,624	3,533,955	12,045,760	11,755,913

Operating Income/(loss)	282,532	(641,565)	(417,920)	(3,004,439)

Other income and (expense):
Interest and investment income	14,133	926	28,332	2,330
Investment gain/(loss)	—	—	—	67,834
Interest expense	(506)	(20,718)	(4,288)	(47,756)
Loss on sale of asset	—	(147)	—	(147)

	13,627	(19,939)	24,044	22,261

Net income/(loss)	$296,159	$(661,504)	$(393,876)	$(2,982,178)

Dividends on preferred stock	(97,627)	(98,361)	(298,720)	(300,515)

Income/(loss) attributable to common stockholders	$198,532	$(759,865)	$(692,596)	$(3,282,693)

Basic and diluted income/(loss) per common share	$0.01	$(0.05)	$(0.04)	$(0.23)

Weighted average number of common shares outstanding - basic and diluted	19,327,749	14,544,859	19,170,299	14,050,246

COMPREHENSIVE INCOME/(LOSS):
Net income/(loss)	$296,159	$(661,504)	$(393,876)	$(2,982,178)

Other comprehensive income:
Unrealized gain – marketable securities	—	—	—	42,169
Reclassification of unrealized gain on marketable securities	—	—	—	(67,834)

Comprehensive income/(loss)	$296,159	$(661,504)	$(393,876)	$(3,007,843)

See notes to consolidated financial statements.

Condensed Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended April 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(393,876)	$(2,982,178)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities (net of effect of MEC acquisition):
Depreciation and amortization	1,115,281	1,097,198
Bad debt expense	142,757	4,761
Non-cash interest expense	—	25,535
Realized (gain) loss on sale of marketable securities	—	(67,834)
Impairment of capitalized software	—	44,983
Non-cash charges for equity instruments issued for compensation and services	549,321	638,025

Changes in:
Accounts receivable	(978,314)	(28,749)
Prepaid expenses and other assets	(86,531)	(82,205)
Accounts payable	(259,580)	(420,396)
Accrued expenses	1,658	(426,140)
Deferred revenue	21,094	(65,142)
Other liabilities	(130,196)	(92,832)

Net cash (used in) provided by operating activities	(18,386)	(2,354,974)

Cash flows from investing activities:
Additional costs of previous acquisition	(121,296)	—
Cash received in connection with MEC acquisition	231,351	—
Purchases of property and equipment	(271,879)	(60,013)
Proceeds from sales of marketable securities	—	134,110

Net cash (used in) provided by investing activities	(161,824)	74,097

Cash flows from financing activities:
Borrowings under accounts receivable financing agreement	—	2,339,467
Repayment of borrowings under accounts receivable financing agreement	—	(1,692,545)
Net payments for the issuance of common stock and warrants	(23,512)	4,467,803
Payments of capital lease obligations	(44,504)	(115,082)
Dividends paid on preferred stock	—	(60,000)
Proceeds from exercise of warrants	—	42,404
Proceeds from exercise of employee stock options	34,775	4,065

Net cash (used in) provided by financing activities	(33,241)	4,986,112

Net increase (decrease) in cash and cash equivalents	(213,451)	2,705,235

Cash and cash equivalents, beginning of period	3,789,643	2,283,339

Cash and cash equivalents, end of period	$3,576,192	$4,988,574

See notes to consolidated financial statements.

Condensed Consolidated Statements of Cash Flows (unaudited) (Continued)

	Nine Months Ended April 30,
	2005	2004
Supplemental disclosure of cash flow information:
Cash paid for interest during the period	$4,288	$17,740
Noncash investing and financing activities:
Issuance of common stock for dividends on preferred stock	400,000	340,000
Issuance of warrants in exchange for private placement fees	—	225,905
Acquisition of MEC business in exchange for assumption of building lease and other liabilities
Equipment, furniture, and fixtures	(209,623)	—
Goodwill	(1,159,256)	—
Intangible asset – Customer list	(736,739)	—
Restricted cash	(420,122)	—
Building lease	2,291,035	—
Accrued and other liabilities	466,056	—

Cash received in MEC acquisition	231,351	—

See notes to consolidated financial statements.

Notes to consolidated financial statements (unaudited)

     The accompanying unaudited consolidated financial statements of Internet Commerce Corporation (the “Company” or “ICC”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. In the opinion of management, such statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the Company’s financial position, results of operations and cash flows at the dates and for the periods indicated. Pursuant to the requirements of the Securities and Exchange Commission (the “SEC”) applicable to Quarterly Reports on Form 10-Q, the accompanying financial statements do not include all the disclosures required by GAAP for annual financial statements. While the Company believes that the disclosures presented are adequate to make the information not misleading, these unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2004. Operating results for the three and nine-month periods ended April 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2005.

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

2. RECENT EVENTS

     On March 17, 2005, the Company completed the acquisition of the assets of QRS Corporation’s (“QRS”) Managed EC™ business (“MEC”), from the parent company of QRS, Inovis International, Inc. In accordance with the Asset Purchase Agreement (“Agreement”) of that date, the Company received tangible assets of approximately $861,000, which included a cash payment of approximately $231,000, fixed assets of approximately $210,000 and a lease security deposit of approximately $420,000 that will be recorded as restricted cash. Under the Agreement, the Company assumed estimated liabilities of approximately $2.9 million, which consist of the estimated present value expense of an unfavorable lease on space housing the MEC operations in New York City of approximately $2.5 million and estimated costs of closing the New York facility and other transition and employment costs of approximately $376,000.

     The Company intends to close the MEC operations in New York City and move the MEC operations to the Company’s existing Carrollton, Georgia service center (“Carrollton”). The Company is actively seeking a sublessee for the New York City lease, has substantially completed the hiring process for the additional personnel required in Carrollton, is in the process of updating its physical facility in Carrollton and is executing a transition plan for moving the document processing for the MEC customer base to Carrollton and to the Company’s VAN for EDI delivery. The Company estimates these activities will be completed sometime in the first quarter of fiscal 2006. The operating results of MEC are included in the Service Bureau segment. See Critical Accounting Policies and Estimates – “Acquisition of QRS Corporation’s Managed EC™ Assets” for a description of the accounting treatment for the purchase of these assets.

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

The following table illustrates the effect on net earnings and earnings per share as if the Company had applied the fair value recognition provisions of SFAS 123 to all stock-based compensation in each period:

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2005	2004	2005	2004
Net income/(loss), as reported	$198,532	$(759,865)	$(692,596)	$(3,282,693)

Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	91,013	80,779	416,296	518,419
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(91,013)	(114,392)	(419,862)	(799,950)

Pro forma net loss	$198,532	$(793,478)	$(696,162)	$(3,564,224)

Basic and diluted loss per common share:
As reported	$0.01	$(0.05)	$(0.04)	$(0.23)
Pro forma	$0.01	$(0.05)	$(0.04)	$(0.25)

Recent Accounting Pronouncements:

     On December 6, 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS 123. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends FASB Statement No. 95, Statement of Cash Flows. The approach to accounting for share-based payments in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values and no longer allows pro forma disclosure as an alternative to financial statement recognition. The Company has used financial statement recognition since its adaptation of Statement 123.

Significant Accounting Policies and Procedures (continued)

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

	Three months ended		Nine months ended
	April 30,		April 30,
	2005	2004	2005	2004

Revenues	$4,388,156	$3,456,630	$11,627,840	$10,327,606
Net loss	198,532	(660,996)	(692,596)	(3,057,994)
Basic and diluted loss per common share	$0.01	$(0.05)	$(0.04)	$(0.22)

5. BUSINESS SEGMENT INFORMATION

     The Company’s two operating segments are:

•	ICC.NET™ - The Company’s global Internet-based value added network, or VAN, uses the Internet and proprietary technology to deliver customers’ supply chain documents and data files to members of their trading communities, many of which may have incompatible systems, by translating the documents and data files into any format required by the receiver, and the development and operation of comprehensive business-to-business e-commerce solutions.

•	Service Bureau - The Service Bureau manages and translates the data of small and mid-sized companies that exchange EDI data with large companies and provides various EDI and UPC services. The Service Bureau also licenses EDI software. Effective in June 2004, the Company combined the activities of ECS in the Service Bureau segment.

          The tables below summarizes information about operations and long-lived assets as of and for the three and nine -month periods ended April 30, 2005 and 2004.

		Service
	ICC.NET™	Bureau	Total
Three Months – April 30, 2005
Revenues from external customers	$2,740,435	$1,647,720	$4,388,156

Operating income (loss)	$(294,491)	$577,023	$282,532
Other income (expense), net	13,627	—	13,627

Net income (loss) (1)	$(280,864)	$577,023	$296,159

Supplemental segment information:
Amortization and depreciation	$282,678	$92,036	$374,714
Non-cash charges for stock-based compensation and services	$145,013	$—	$145,013

Nine Months – April 30, 2005
Revenues from external customers	$8,307,092	$3,320,748	$11,627,840

Operating income (loss)	$(936,397)	$518,477	$(417,920)
Other income (expense), net	24,044	—	24,044

Net income (loss) (1)	$(912,353)	$518,477	$(393,876)

Supplemental segment information:
Amortization and depreciation	$877,841	$237,440	$1,115,281
Non-cash charges for stock-based compensation and services	$549,321	$—	$549,321

As of April 30, 2005
Property and Equipment, net	$536,174	$41,978	$578,152
Goodwill	26,132	3,793,658	3,819,790
Other intangibles assets, net	478,000	1,625,232	2,103,232

Long lived assets, net	$1,040,306	$5,460,868	$6,501,174

1)	Commencing in the first quarter of fiscal 2005, certain costs for selling and marketing functions were allocated to the Service Bureau from ICC.NET™ based on the level of service performed. ICC.NET™ allocated $24,000 and $72,000 of selling and marketing costs to the Service Bureau during the three and nine-month ended April 30, 2005, respectively. Also commencing in the first quarter of fiscal 2005, certain costs for executive management, MIS, human resources and accounting and finance functions were allocated to the Service Bureau from ICC.NET™ based on the level of service performed. ICC.NET™ allocated $150,000 and $420,000 of general and administrative costs for these services to the Service Bureau for the three and nine-month ended April 30, 2005, respectively.

Business Segment Information (continued)

		Service
	ICC.NET	Bureau	Total
Three Months – April 30, 2004
Revenues from external customers	$2,561,875	$330,515	$2,892,390

Operating loss	$(670,483)	$28,918	$(641,565)
Other income (expense), net	(19,939)	—	(19,939)

Net loss	$(690,422)	$28,918	$(661,504)

Supplemental segment information:
Amortization and depreciation	$324,155	$6,454	$330,609
Impairment of capitalized software	$—	$—	$—
Non-cash charges for stock-based compensation and services	$111,939	$—	$111,939

Nine Months – April 30, 2004
Revenues from external customers	$7,841,765	$909,708	$8,751,474

Operating loss	$(2,904,656)	$(99,783)	$(3,004,439)
Other income (expense), net	22,261	—	22,261

Net loss	$(2,882,395)	$(99,783)	$(2,982,178)

Supplemental segment information:
Amortization and depreciation	$1,064,167	$33,031	$1,097,198
Impairment of capitalized software	$—	$44,983	$44,983
Non-cash charges for stock-based compensation and services	$638,025	$—	$638,025

As of April 30, 2004
Property and Equipment, net	$282,159	$21,187	$303,346
Capitalized software, net	—	31,256	31,256
Goodwill	26,132	—	1,434,000
Acquired identified intangibles, net	1,434,000	1,185,793	1,211,925

Long lived assets, net	$1,742,291	$1,238,236	$2,980,527

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

7. Guarantees and Indemnifications

     As part of its standard license agreements, the Company agrees to indemnify its customers against liability if the Company’s products infringe a third party’s intellectual property rights. Historically, the Company has not incurred any significant costs related to performance under these indemnities. As of April 30, 2005, the Company was not subject to any litigation alleging that the Company’s products infringe the intellectual property rights of any third parties.

8. Accounts Receivable Financing Agreement

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

     On March 16, 2005, the Company executed a fourth loan modification agreement that changes the interest under the Financing Agreement to prime rate plus .25% plus a collateral handling fee equal to .15% on the average daily outstanding financed receivable balance as long as the Company maintains an Adjusted Quick Ratio (as defined in the Financing Agreement) of not less 1.25 to 1. Should the Company fail to maintain an Adjusted Quick Ratio of 1.25 to 1, the interest rises to prime rate plus .75% and the collateral handling fee increases to .35% on the average daily outstanding financed receivable balance. As of April 30, 2005 and July 31, 2004, no amounts were outstanding under the Financing Agreement.

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

     ICC.NET ™ includes the Company’s global Internet-based value added network, or VAN, which uses the Internet and our proprietary technology to deliver our customers’ documents and data files to members of their trading communities, many of which may have incompatible systems, by translating the documents and data files into any format required by the receiver. We believe that our ICC.NET ™ service has certain advantages over traditional VANs as well as email-based and other Internet-based software systems because our service is provided at a low cost, with a transmission speed that is nearly real-time and offers features that facilitate the development and operation of comprehensive business-to-business e-commerce solutions. Our Service Bureau manages and translates the data of small and mid-sized companies that exchange EDI data with large companies that require that data be transmitted to them electronically. The Service Bureau delivers business-to-business EDI standards-based documents for companies that do not have EDI capabilities.

     The value added network business has become significantly more price competitive over the last few years, with major networks restructuring to reduce their overhead cost to be better positioned to compete on a price point basis against Internet based networks such as ICC.NET ™ . We have been successful in maintaining our margins through cost reductions, but we have experienced continued price erosion in competing for larger customers. Although we expect to continue to add new customers and increase the volume of data transmitted through our service, we do not expect our revenue from VAN services to continue to grow as rapidly as in the past. This trend is expected to continue in the short term until such time as a cost-based pricing floor is reached by our larger competitors. To counteract this negative impact on our revenue growth, management has deployed a dual pronged strategy. We are adding revenue through strategic acquisitions and have developed additional product and service offerings (AS2 and Data Synchronization) to improve our value proposition. AS2 is a service offering on the Internet which handles primary XML documents that are an extension of traditional EDI. We have incorporated this communication methodology into our standard network services and continue to attract customer’s network traffic in competition to those who could otherwise purchase an AS2 software offering.

     We rely on many of our competitors to interconnect, at reasonable cost, with our service and have interconnection arrangements with more than 65 business-to-business networks for the benefit of our customers. We believe that these arrangements will satisfy the business requirements of our existing customers, but there can be no assurance that this will continue to be the case.

     During the fiscal quarter ended April 30, 2005, we further improved our operational leverage by increasing our consolidated revenue by $1,495,766 over the same period from the prior year and by eliminating our operating loss of $641,565 from the fiscal quarter ended April 30, 2004 and reporting the Company’s first operating income of $282,532.

     Consolidated revenue for the three months ended April 30, 2005 increased from the three months ended January 31, 2005 by $895,012 primarily due to revenue generated from the MEC acquisition.

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

     For a more detailed description on the application of these and other accounting policies, see in Note 2 of the Consolidated Financial Statements included in our annual report on Form 10-K for the fiscal year ended July 31, 2004. Reference is also made to the discussion of the application of these critical accounting policies and estimates contained in Management’s Discussion and Analysis in our annual report on Form 10-K for 2004. During the nine months ended April 30, 2005 there were no significant or material changes in the application of critical accounting policies that would require an update to the information provided in the Form 10-K for 2004.

Acquisition of QRS Corporation’s Managed EC™ Assets

     On March 17, 2005, the Company completed the acquisition of the assets of QRS Corporation’s (“QRS”) Managed EC™ business (“MEC”), from the parent company of QRS, Inovis International, Inc. (“Inovis”). The consideration for the acquisition of these assets was the assumption of certain liabilities that have been recorded on the Company’s books per Statement of Financial Accounting Standards No. 141 “Business Combinations” (“FASB 141”). The Company was aided in arriving at the estimates required under FASB 141 by a third party valuation.

     As part of the transaction, the Company assumed an unfavorable lease as defined by FASB 141. The Company has recorded the present value of the estimated difference between the cash amounts due under the existing terms of the lease; cash received from Inovis as part of the transaction plus the estimated current market value of cash flows receivable under the terms of an assumed sublease. The estimates of the sublease cash flows are subject to change as per FASB 141. As of the date of the transaction, the Company recorded approximately $2,291,000 as other liabilities under the assumed lease. In addition, the Company assumed certain employee obligations, transition services fees payable to Inovis and other estimated closing costs of the MEC New York location that have been recorded as other accrued liabilities for approximately $466,000.

     Under the FASB 141 allocation, the Company recorded fixed assets and leasehold improvements of approximately $210,000, restricted cash of approximately $420,000, intangibles for customer relationships of approximately $737,000 and goodwill of approximately $1,159,000. The recorded fixed assets are estimated to have a life of two years; the leasehold improvements over the term of the lease and the customer relationship intangible will be amortized over five years. The recorded goodwill will be subject to annual impairment testing under Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.”

Stock-Based Compensation

     In January 2004, the Company adopted the fair value method of recording stock-based compensation expense in accordance with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). The fair value of stock options and stock-based compensation plans as determined on the date of grant using the Black-Scholes option-pricing model is being expensed over the vesting period of the related stock options and stock-based compensation plans. The use of this model required management to make certain estimates for values of variables used by the model. Management estimated the values for stock price volatility, the expected life of the equity instruments and the risk free rate based on information that was available to management at the time the Black-Scholes option-pricing calculations were performed. During the three and nine-month period ended April 30, 2005, the Company recorded non-cash charges for stock-based compensation of $145,013 and $549,321, respectively.

Warrants Issued for April 2004 Private Placement

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

Three Months Ended April 30, 2005 Compared with Three Months Ended April 30, 2004.

Results of Operations - Consolidated

     The following table reflects consolidated operating data by reported segments. All significant intersegment activity has been eliminated. Accordingly, the segment results below exclude the effect of transactions with our subsidiary.

	Three Months Ended
	April 30,
	2005	2004
Consolidated net profit (loss):

ICC.NET	$(280,864)	$(690,422)
Service Bureau	577,023	28,918

Consolidated profit (loss)	$296,159	$(661,504)

Results of Operations – ICC.NET ™

     Our ICC.NET ™ service, the Company’s global Internet-based VAN uses the Internet and our proprietary technology to deliver our customers’ documents and data files to members of their trading communities. The following table summarizes operating results for our ICC.NET ™ service for the three months ended April 30, 2005 and 2004:

	Three Months Ended
	April 30,		Variance
	2005	2004	$	%

Revenues:
VAN services	$2,578,382	$2,297,016	281,366	12
Professional services	104,003	182,194	(78,191)	(43)
Mapping services	58,050	82,665	(24,615)	(30)

	2,740,435	2,561,875	178,560	7
Expenses:
Cost of services	960,088	1,395,564	(435,476)	(31)
Product development and enhancement	102,254	192,766	(90,512)	(47)
Selling and marketing	409,563	718,546	(308,983)	(43)
General and administrative	1,418,008	813,543	604,465	74
Non-cash charges for stock-based compensation	145,013	111,939	33,074	30

	3,034,926	3,232,358	(197,432)	6

Operating loss	(294,491)	(670,483)	375,992	56

Other income (expense), net	13,627	(19,939)	33,566	168

Net loss	$(280,864)	$(690,422)	409,558	59

     Revenues – ICC.NET ™ – Revenue from ICC.NET ™ services was 62% of consolidated revenues for the quarter ended April 30, 2005 (“2005 Quarter”) compared to 89% for the quarter ended April 30, 2004 (“2004 Quarter”), reflecting the increased revenue in the Service Bureau segment due the acquisition of ECS and MEC. ICC.NET™ service revenues increased $179,000, or 7%, to $2,740,000 for the 2005 Quarter compared to $2,562,000 for the 2004 Quarter. VAN service revenue increased $281,000, or 12%, to $2,578,000 for the 2005 Quarter compared to $2,297,000 for the 2004 Quarter. The additional revenue was primarily due to increased volume in VAN traffic and an increase in the monthly mailbox fee during the fiscal quarter ended October 31, 2004. Professional services revenue decreased $78,000, or 43%, to $104,000 for the 2005 Quarter compared to $182,000 for the 2004 Quarter. This decrease is primarily due to the Company’s inability to source new customers for the professional services we provide. Mapping services revenue decreased $25,000, or 30%, to $58,000 for the 2005 Quarter compared to $83,000 for the 2004 Quarter. The decrease was primarily due to a decrease in the number of customers coupled with smaller mapping projects. The decrease in customers stems from cheaper, overseas competition for similar services and potential customers using their own internal resources aided by improved mapping software tools.

     Cost of services – ICC.NET ™ – Cost of services was 35% of revenue from the ICC.NET ™ services for the 2005 Quarter, compared to 54% for the 2004 Quarter. Total cost of services decreased $435,000, or 31%, to $960,000 for the 2005 Quarter compared to $1,396,000 for the 2004 Quarter. Cost of services consists primarily of salaries and employee benefits, connectivity fees, amortization, allocation from product and development and rent. This decrease was the result of a $134,000 decrease in salaries and benefits due to a decrease in headcount to 23 in April 2005 from 26 in April 2004 and a decrease in the use of consultants as well as tighter cost controls. There was also a $38,000 decrease in rent and a $106,000 decrease in connectivity fees due primarily to a decrease in office space occupied by client services personnel. Allocation of salaries from product and development decreased $56,000 in the 2005 Quarter from the 2004 Quarter due to less developer time spent on projects directly related to ICC.NET™ services and the decrease in headcount in product development as mentioned below.

     Product development and enhancement - ICC.NET ™ - Product development and enhancement costs relating to our ICC.NET service consist primarily of salaries and employee benefits. Product development and enhancement costs decreased $91,000 in the 2005 Quarter from the 2004 Quarter. Salaries and benefits decreased $112,000 in the 2005 Quarter from the 2004 Quarter, primarily due to a decrease in the number of employees to 7 at the end of the 2005 Quarter from 9 at the end of the 2004 Quarter. Offsetting this decrease, allocation of product development salaries to other departments decreased $37,000 in the 2005 Quarter from the 2004 Quarter.

     Selling and marketing - ICC.NET ™ - Selling and marketing expenses relating to our ICC.NET™ service consist primarily of salaries and employee benefits, rent, travel-related costs, advertising and trade-show costs. Selling and marketing expenses relating to our ICC.NET™ service decreased $309,000 in the 2005 Quarter from the 2004 Quarter. Salaries and benefits decreased $212,000 in the 2005 Quarter from the 2004 Quarter primarily due to a decrease in the number of employees to 8 at the end of the 2005 Quarter from 14 at the end of the 2004 Quarter. Travel and entertainment expenses decreased by $50,000 in the 2005 Quarter from the 2004 Quarter primarily due to the decrease in employees and tighter cost controls. Commencing in the quarter ended October 31, 2004, ICC.NET™ began allocating a portion of the cost of sales and marketing functions to the Service Bureau segment based on the level of effort utilized in selling Service Bureau products. This corporate allocation to the Service Bureau segment was $24,000 in the 2005 Quarter.

     General and administrative - ICC.NET ™ - General and administrative expenses supporting our ICC.NET™ service consist primarily of salaries and employee benefits, legal and professional fees, facility costs, travel meals and entertainment and insurance. General and administrative costs supporting our ICC.NET™ service increased $604,000 in the 2005 Quarter from the 2004 Quarter. Salaries and benefits increased $458,000 in the 2005 Quarter from the 2004 Quarter primarily due to the accrual for an executive bonus program. Consultant costs increased $174,000 in the 2005 Quarter from the 2004 Quarter related primarily to compliance efforts under the Sarbanes-Oxley Act of 2002. These increases were offset by increase in the corporate allocation to the Service Bureau. Commencing in the second fiscal quarter of 2003, ICC.NET™ began allocating a portion of the cost of executive management, human resources, accounting and finance functions to the Service Bureau segment based on the level of services provided. Beginning in the first quarter of fiscal year 2005, the cost of the MIS function was added to those being allocated.

     Non-cash charges - ICC.NET ™ - Non-cash charges of approximately $145,000 in the 2005 Quarter consist of $91,000 for stock options issued to employees and directors and of $54,000 for shares of class A common stock to be issued to non-employee directors as compensation for three months of calendar year 2005 directors’ fees. Non-cash charges of approximately $112,000 in the 2004 Quarter consist of $81,000 for stock options issued to employees and directors and $31,000 for shares of class A common stock issued to non-employee directors as compensation for three months of calendar year 2004 directors’ fees.

Results of Operations – Service Bureau

     Our Service Bureau manages and translates supply chain information for small and mid-sized companies that exchange EDI data with other companies and provides various EDI and UPC services. Our Service Bureau also licenses EDI software. On June 22, 2004 and March 17, 2005, we acquired Electronic Commerce Systems, Inc. (“ECS”) and QRS Corporation’s Managed EC™ assets (“MEC”), respectively, the operating results of which are reported in the Service Bureau segment. The following table summarizes operating results for our Service Bureau:

	Three Months Ended
	April 30,		Variance
	2005	2004	$	%

Revenues:
Services	$1,647,720	$330,515	1,317,205	399

Expenses:
Cost of services	379,094	166,192	212,902	128
Product development and enhancement	95,143	40,869	54,274	133
Selling and marketing	183,933	15,207	168,726	1,110
General and administrative	412,527	79,329	333,198	420

	1,070,697	301,597	769,100	255

Operating income	577,023	28,918	548,105	1,895

Other income (expense), net	—	—	—

Net income	$577,023	$28,918	548,105	1,895

     Revenue – Service Bureau – Revenue from Service Bureau was 38% of consolidated revenues for the 2005 Quarter compared to 11% for the 2004 Quarter. The revenue increased $1,317,000, or 399%, to $1,648,000 for the 2005 Quarter compared to $331,000 for the 2004 Quarter. The revenue was primarily generated from services performed, customer support and licensing fees. The increase was primarily the result of the acquisition of ECS and MEC.

     Cost of services - Service Bureau - Cost of services relating to our service bureau was 23% of revenue derived from the Service Bureau in the 2005 Quarter, compared to 50% of such revenue in the 2004 Quarter. Cost of services relating to our Service Bureau consists primarily of salaries and employee benefits, amortization, connectivity fees and rent. Cost of services relating to our Service Bureau increased $213,000 in the 2005 Quarter from the 2004 Quarter. Salaries and benefits increased $195,000 related to the acquisition of ECS and MEC with headcount increasing from 10 at the end of the 2004 Quarter to 48 at the end of the 2005 Quarter. Amortization was $43,000 in the 2005 Quarter with no amount in the 2004 Quarter primarily due to the amortization of technology obtained in the acquisition of ECS. Connectivity fees increased $64,000 in the 2005 Quarter from the 2004 Quarter due an increase in the level of business conducted. Offsetting these increases, allocation of expense from the product development and enhancement department decreased $19,000 in the 2005 Quarter from the 2004 Quarter.

     Product development and enhancement - Service Bureau - Product development and enhancement costs consist primarily of salaries and employee benefits. Product development and enhancement costs incurred by our Service Bureau increased $54,000 in the 2005 Quarter from the 2004 Quarter. Salaries and benefits increased $35,000 in the 2005 Quarter from the 2004 Quarter due primarily to a change in the mix of employees with the ECS acquisition. In addition, allocation of product development salaries to other departments decreased $21,000 in the 2005 Quarter from the 2004 Quarter.

     Selling and marketing - Service Bureau - Selling and marketing expenses relating to our Service Bureau consist primarily of salaries and employee benefits and amortization. Selling and marketing expenses incurred by our Service Bureau increased $169,000 in the 2005 Quarter from the 2004 Quarter. Salaries and benefits increased $107,000 in the 2005 Quarter from the 2004 Quarter due to an increase in the number of employees to five at the end of the 2005 Quarter from one at the end of the 2004 Quarter. Amortization was $18,000 in the 2005 Quarter with no amount in the 2004 Quarter due to the amortization of customer relationships obtained in the acquisition of ECS. Allocation of selling and marketing expenses from ICC.NET increased $24,000 in the 2005 Quarter from the

2004 Quarter. See “Selling and marketing - ICC.NET” above for a discussion of the allocation of selling and marketing expenses between segments.

     General and administrative - Service Bureau - General and administrative expenses relating to our Service Bureau consist primarily of salaries and employee benefits, office expenses, depreciation, telephone and rent. General and administrative expenses incurred by our Service Bureau increased $291,000 in the 2005 Quarter from the 2004 Quarter. Salaries and employee benefits increased $99,000 in the 2005 Quarter from the 2004 Quarter due primarily to an increase in the number of employees to five at the end of the 2005 Quarter from two at the end of the 2004 Quarter. Bad debt expense increased $75,000 in the 2005 Quarter from the 2004 Quarter due to fully reserving several uncollected customer accounts. Allocation of general and administrative expenses from ICC.NET™ increased $105,000 in the 2005 Quarter from the 2004 Quarter. See “General and administrative - ICC.NET™ “ above for a discussion of the allocation of general and administrative expenses between segments.

Nine Months Ended April 30, 2005 Compared with Nine Months Ended April 30, 2004.

Results of Operations - Consolidated

     The following table reflects consolidated operating data by reported segments. All significant intersegment activity has been eliminated. Accordingly, the segment results below exclude the effect of transactions with our subsidiary.

	Nine Months Ended
	April 30,
	2005	2004
Consolidated net loss:

ICC.NET	$(912,353)	$(2,882,394)
Service Bureau	518,477	(99,784)

Consolidated loss	$(393,876)	$(2,982,178)

Results of Operations – ICC.NET ™

     The following table summarizes operating results for our ICC.NET ™ service for the nine months ended April 30, 2005 and 2004:

	Nine Months Ended
	April 30,		Variance
	2005	2004	$	%

Revenues:
VAN Services	$7,809,292	$6,772,216	1,037,076	15
Professional services	323,801	816,484	(492,683)	(60)
Mapping Services	173,999	253,065	(79,066)	(31)

	8,307,092	7,841,765	465,327	6
Expenses:
Cost of services	3,215,643	4,606,369	(1,390,726)	(30)
Product development and enhancement	396,005	580,517	(184,512)	(32)
Selling and marketing	1,651,984	2,318,178	(666,194)	(29)
General and administrative	3,430,536	2,603,331	827,205	32
Non-cash charges for stock-based compensation	549,321	638,025	(88,704)	(14)

	9,243,489	10,746,420	1,502,931	(14)

Operating loss	(936,397)	(2,904,655)	1,968,259	68

Other income (expense), net	24,044	22,261	1,783	8

Net loss	$(912,353)	$(2,882,394)	1,970,042	68

     Revenues – ICC.NET ™ – Revenue from ICC.NET ™ services was 71% of consolidated revenues for the nine months ended April 30, 2005 (“2005 Nine Months”) compared to 90% for the nine months ended April 30, 2004 (“2004 Nine Months”), reflecting the increased revenue in the Service Bureau segment due to the acquisition of ECS and MEC. ICC.NET ™ service revenues increased $465,000, or 6%, to $8,307,000 for the 2005 Nine Months compared to $7,842,000 for the 2004 Nine Months. VAN service revenue increased $1,037,000, or 15%, to $7,809,000 for the 2005 Nine Months compared to $6,772,000 for the 2004 Nine Months. The increase was primarily due to an increase in the monthly mailbox fee and increased VAN traffic volume. Professional service revenue decreased $493,000, or 60%, to $324,000 for the 2005 Nine Months compared to $816,000 for the 2004 Nine Months. This decrease is primarily due to the Company’s inability to source new customers for the professional services we provide and to a decrease of $149,000 in revenue from EDI educational services and seminars. We discontinued our EDI educational services and seminars in January 2004. Mapping service revenue decreased $79,000, or 31%, to $174,000 for the 2005 Nine Months compared to $253,000 for the 2004 Nine Months. The decrease was primarily due to a decrease in the number of customers coupled with smaller mapping projects. The decrease in customers stems from cheaper, overseas competition for similar services and potential customers using their own internal resources aided by improved mapping software tools.

     Cost of services – ICC.NET™ – Cost of services was 39% of revenue from the ICC.NET™ services for the 2005 Nine Months, compared to 59% for the 2004 Nine Months. Total cost of services decreased $1,391,000, or 30%, to $3,216,000 for the 2005 Nine Months compared to $4,606,000 for the 2004 Nine Months. Cost of services consists primarily of salaries and employee benefits, connectivity fees, amortization, allocation from product and development and rent. This decrease was the result of a $630,000 decrease in salaries and benefits due to a reduction in personnel, an $195,000 decrease in connectivity fees due to a switch in our primary connectivity vendor, and a $87,000 decrease in rent due primarily to a decrease in office space occupied by client services personnel. The decrease was also as a result of a $161,000 decrease in allocation of product and development costs due to a decrease in headcount in product development as well as a decrease in depreciation of $59,000 for the 2005 Nine Months from the 2004 Nine Months.

     Product development and enhancement – ICC.NET ™ – Product development and enhancement costs decreased $185,000, or 32%, to $396,000 for the 2005 Nine Months compared to $581,000 for the 2004 Nine Months. Salaries and benefits decreased $279,000 in the 2005 Nine Months from the 2004 Nine Months. Depreciation expense decreased $27,000 in the 2005 Nine Months from the 2004 Nine Months due to assets reaching the end of their useful lives subsequent to the 2004 Nine Months. Offsetting these decreases, allocation of product development salaries to other departments decreased $138,000 in the 2005 Nine Months from the 2004 Nine Months.

     Selling and marketing – ICC.NET ™ – Selling and marketing expenses decreased $666,000, or 29%, to $1,652,000 for 2005 Nine Months compared to $2,318,000 for 2004 Nine Months. Selling and marketing expenses consist primarily of salaries and employee benefits, travel-related costs, rent, depreciation, advertising and trade-show costs. This decrease was due primarily to a $423,000 decrease in salaries and benefits and a $117,000 decrease in travel expenses attributable to a decrease in the number of employees to 8 at the end of the 2005 Nine Months from 14 at the end of the 2004 Nine Months. In addition, commencing in the first quarter of fiscal 2005, the Company began allocating a portion of the cost of sales and marketing functions to the Service Bureau segment based on the level of effort utilized in selling Service Bureau products. The allocation was $72,000 for the 2005 Nine Months.

     General and administrative – ICC.NET ™ — General and administrative expenses increased $827,000, or 32%, to $3,431,000 for the 2005 Nine Months compared to $2,603,000 for the 2004 Nine Months. General and administrative expenses consist primarily of salaries and employee benefits, facility costs, legal and professional fees, insurance, travel meals and entertainment and depreciation. Salaries and benefits increased $931,000 in the 2005 Nine Months from the 2004 Nine Months due to retention payments of $118,000 as a result of the move out of New York City, establishment of an executive bonus program, and the strengthening of executive management by the addition of a new chief executive officer and chief operating officer in March 2004. One-time relocation expenses for the corporate office including moving costs were approximately $50,000 in the 2005 Nine Months and Bad debt expense increased by $138,000 in the 2005 Nine Months from the 2004 Nine Months due primarily to fully reserving an allowance for a large overdue customer balance due to bankruptcy. These increases were offset by an increase in the corporate allocation to the Service Bureau. Commencing in the second fiscal quarter of 2003, ICC.NET began allocating a portion of the cost of executive management, human resources, accounting and finance functions to the Service Bureau segment based on the level of services provided, and in the 2005 Quarter, the cost of the MIS function was added to those being allocated. This corporate allocation to the Service Bureau segment increased $300,000 in the 2005 Nine Months from the 2004 Nine Months, to $420,000 from $120,000.

     Non-cash charges – ICC.NET ™ - Non-cash charges for stock-based compensation decreased $89,000, or 14%, to $549,000 for the 2005 Nine Months compared to $638,000 for the 2004 Nine Months. Non-cash charges for stock-based compensation consist of value for stock options issued to employees and directors and for shares of class A common stock issued to non-employee directors as compensation for the directors’ fees. The fair value method has been applied prospectively to all employee and director awards granted, modified, or settled after July 31, 2003 (see Note 3).

Results of Operations – Service Bureau

     The following table summarizes operating results for our Service Bureau for the nine months ended April 30, 2005 and 2004:

	Nine Months Ended
	April 30,		Variance
	2005	2004	$	%

Revenues:
Services	$3,320,748	$909,708	2,411,040	265

Expenses:
Cost of services	881,312	566,681	314,631	56
Impairment of capitalized software	—	44,983	(44,983)	(100)
Product development and enhancement	265,400	105,122	160,278	152
Selling and marketing	482,240	53,152	429,088	807
General and administrative	1,173,319	239,553	933,766	390

	2,802,271	1,009,491	1,792,780	178

Operating income/(loss)	518,477	(99,783)	618,260	620

Other income (expense), net	—	—	—	—

Net income/(loss)	$518,477	$(99,783)	618,260	620

     Revenue – Service Bureau – Revenue from Service Bureau was 29% of consolidated revenues for the 2005 Nine Months compared to 10% for the 2004 Nine Months. The revenue increased $2,411,000, or 265%, to $3,321,000 for the 2005 Nine Months compared to $910,000 for the 2004 Nine Months. The revenue was primarily generated from services performed, customer support and licensing fees. The increase was primarily due to the acquisition of ECS and MEC subsequent to 2004 Nine Months.

     Cost of services – Service Bureau – Cost of services was 27% of revenue from the service bureau for the 2005 Nine Months, compared to 62% for the 2004 Nine Months. Total cost of services increased $315,000, or 56%, to $881,000 for the 2005 Nine Months compared to $567,000 for the 2004 Nine Months. Cost of services relating to our Service Bureau consists primarily of salaries and employee benefits, amortization, connectivity fees and rent. Salaries and benefits increased $243,000 related to the acquisition of ECS in June 2004 and MEC in March 2005 with headcount increasing from 10 at the end of the 2004 Nine Months to 48 at the end of the 2005 Nine Months. Amortization was $132,000 in the 2005 Nine Months with no amount in the 2004 Nine Months due to the amortization of technology obtained in the acquisition of ECS. Connectivity fees increased $63,000 in the 2005 Nine Months from the 2004 Nine Months due an increase in the level of business conducted from the acquisition of ECS. Offsetting these increases, allocation of expense from the product development and enhancement department decreased $76,000 in the 2005 Nine Months from the 2004 Nine Months.

     Impairment of capitalized software – Service Bureau - In January 2004, the Company recorded an impairment charge of approximately $45,000 for previously capitalized software development costs related to a completed development project of its Service Bureau. The Company determined during the quarter ended January 31, 2004 that projected sales of this software were not sufficient to support its carrying value.

     Product development and enhancement – Service Bureau – Product development and enhancement costs increased $160,000, or 152%, to $265,000 for the 2005 Nine Months compared to $105,000 for the 2004 Nine Months. Salaries and benefits increased $81,000 in the 2005 Nine Months from the 2004 Nine Months due primarily to a change in the mix of employees with the ECS acquisition. In addition, allocation of product development salaries to other departments decreased $81,000 in the 2005 Nine Months from the 2004 Nine Months.

     Selling and marketing – Service Bureau - Selling and marketing expenses increased $429,000, or 807%, to $482,000 for 2005 Nine Months compared to $53,000 for 2004 Nine Months. Salaries and benefits increased $277,000 in the 2005 Nine Months from the 2004 Nine Months due to an increase in the number of employees to five at the end of the 2005 Nine Months from one at the end of the 2004 Nine Months. Amortization was $50,000 in the 2005 Nine Months with no amount in the 2004 Nine Months due to the amortization of customer relationships obtained in the acquisition of ECS. Allocation of selling and marketing expenses increased $72,000 in the 2005 Nine Months from the 2004 Nine Months. See “Selling and marketing - ICC.NET” above for a discussion of the allocation of selling and marketing expenses between segments.

     General and administrative – Service Bureau – General and administrative expenses increased $934,000, or 390%, to $1,173,000 for the 2005 Nine Months compared to $240,000 for the 2004 Nine Months. General and administrative expenses consist primarily of salaries and employee benefits, facility costs, legal and professional fees, insurance, travel meals and entertainment and depreciation. Salaries and employee benefits increased $372,000 in the 2005 Nine Months from the 2004 Nine Months due primarily to an increase in the number of employees to four at the end of the 2005 Nine Months from two at the end of the 2004 Nine Months. Bad debt expense increased $75,000 in the 2005 Nine Months from the 2004 Nine Months due to the addition of estimated reserves required for uncollected accounts. Rent, travel, depreciation and telephone costs increased $55,000, $26,000, $26,000 and $29,000, respectively, in the 2005 Nine Months from the 2004 Nine Months as a result of the addition of new facilities resulting from the acquisition of ECS. Allocation of general and administrative expenses from ICC.NET™ increased $285,000 in the 2005 Nine Months from the 2004 Nine Months. See “General and administrative - ICC.NET™” above for a discussion of the allocation of general and administrative expenses between segments.

Liquidity and Capital Resources

     Our principal sources of liquidity, which consist of unrestricted cash and cash equivalents, decreased to $3,576,000 as of April 30, 2005 from $3,790,000 as of July 31, 2004. We believe these resources will provide us with sufficient liquidity to continue in operation through July 31, 2005.

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

     Under the terms of the 2004 Private Placement, the Company entered into a registration rights agreement with the investors, dated as of April 20, 2004, and filed a registration statement with the SEC on April 30, 2004 pursuant to this agreement. The registration statement was declared effective on August 20, 2004 and the Company is required to pay the holders of shares issued in the 2004 Private Placement liquidated damages totaling $3,300 because of a two-day delay in causing the registration statement to become effective. If the effectiveness of the registration statement is not maintained for the period required by the registration rights agreement, the Company may be required to pay to the holders of shares issued in the 2004 Private Placement liquidated damages of one percent of the purchase price paid for the shares by the holders for each 30 day period (or portion thereof on a pro rata basis) that the effectiveness of the registration statement is not maintained.

     On May 30, 2003, the Company executed an Accounts Receivable Financing Agreement (“Financing Agreement”) with Silicon Valley Bank (“the Bank”) with a term of one year. Under the Financing Agreement, the Company may borrow, subject to certain conditions, up to 80% of its outstanding accounts receivable up to a maximum of $2,000,000. The applicable interest rate is the prime rate plus .35% plus a collateral handling fee equal to .20% on the average daily outstanding receivable balance, and interest is payable monthly. The Financing Agreement contains certain restrictive covenants that are customary for a commercial transaction of this type, including, without limitation, restrictions on the disposition or encumbrance of the collateral pledged to the Bank, restrictions on incurring additional indebtedness and restrictions on the payment of dividends and the redemption or repurchase of any capital stock. In addition, the Company is required to maintain at all times a ratio of Quick Assets (i.e., consolidated, unrestricted cash, cash equivalents, net accounts receivable and investments with maturities of fewer than 12 months determined according to GAAP) to Current Liabilities (i.e., all obligations and liabilities of the Company to Bank, plus, without duplication, the aggregate amount of the Company’s total liabilities which mature within one year) minus Deferred Revenue (i.e., all amounts received in advance of performance under contracts and not yet recognized as revenue) of at least 1.10 to 1.0. The Bank has been granted a security interest in substantially all of the Company’s assets. On October 22, 2003; August 31, 2004 and December 29, 2004, the Company and the Bank amended the Financing Agreement to extend its term to August 31, 2004; December 29, 2004 and February 15, 2005, respectively

     On March 16, 2005, the Bank approved a fourth loan modification agreement extending the term an additional year that changes the interest under the Financing Agreement to prime rate plus .25% plus a collateral handling fee equal to .15% on the average daily outstanding financed receivable balance as long as the Company maintains an Adjusted Quick Ratio (as defined in the Financing Agreement) of not less 1.25 to 1. Should the Company fail to maintain an Adjusted Quick Ratio of 1.25 to 1, the interest rises to prime rate plus .75% and the collateral handling fee increases to ..35% on the average daily outstanding financed receivable balance. As of April 30, 2005 and July 31, 2004, no amounts were outstanding under the Financing Agreement.

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

Consolidated Working Capital

     Consolidated working capital decreased to $3,943,000 at April 30, 2005 from $4,198,000 at July 31, 2004. This decrease was primarily due to the increase in other current liabilities of $1,244,000, offset by an increase in accounts receivable of $836,000, both of which were primarily due to the MEC acquisition.

     Analysis of Cash Flows

     Cash used by operating activities was $18,000 in the nine months ended April 30, 2005 compared to cash used in operating activities of $2,355,000 in the nine months ended April 30, 2004. The decrease in the nine months ended April 30, 2005 of $2,337,000 was primarily the result of a significantly lower net loss of $2,588,000.

     Cash used in investing activities increased to $162,000 in the nine months ended April 30, 2005 from $74,000 provided by investing activities in the nine months ended April 30, 2004. Cash used in investing activities in the nine months ended April 30, 2005 primarily resulted from the purchase of property and equipment of $272,000 and additional costs relating to the ECS acquisition of $121,000. This was offset by the receipt of $231,000 in connection with the MEC acquisition. Cash provided by investing activities in the nine months ended April 30, 2004 was primarily the result of proceeds from the sale of marketable securities of $134,000 partially offset by the purchase of property and equipment of $60,000.

     Cash used in financing activities was $33,000 in the nine months ended April 30, 2005 compared to $4,986,000 provided by financing activities in the nine months ended April 30, 2004. Cash used in financing activities in the nine months ended April 30, 2005 was primarily the result of capital lease payments of $45,000, net payments for the issuance of common stock and warrants of $24,000, and proceeds from the exercise of employee stock options of $35,000. Cash provided by financing activities in the nine months ended April 30, 2004 is primarily the result of financing agreement net borrowings of $647,000 and net payments for the issuance of common stock and warrants of $4,468,000.

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

Item 4. Controls and Procedures

     Our management, including our chief executive officer and chief financial officer, have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of April 30, 2005, pursuant to Exchange Act Rules 13a-15(e) and 15(d)-15(e). Based upon that evaluation, our chief executive officer and chief financial officer have concluded that as of such date, our disclosure controls and procedures in place are adequate to ensure material information and other information requiring disclosure is identified and communicated on a timely basis.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     None.

Item 2. Changes in Securities and Use of Proceeds

     None.

Item 3. Defaults Upon Senior Securities

     The Company has recorded the issuance of the payment in kind of the 4% annual dividend due in January 2005 per the terms of the Company’s Series C preferred stock in the financial statements. The Company is currently in discussions to eliminate the Series C preferred stock, and accordingly has not delivered the documentation for the issued shares pending completion of those discussions.

Item 4. Submission of Matters to a Vote of Security Holders

     (a) The 2004 Annual Meeting of Stockholders (the “Annual Meeting”) of the Company was held on March 1, 2005. There were present at the Annual Meeting, in person or by proxy, holders of 14,270,292 shares (or 74.9%) of the common stock entitled to vote.

     (b) The following directors were elected to hold office for a term expiring at the Annual Meeting specified or until their successors are elected and qualified, with the vote for each director being reflected below:

Name	Class	Term Expires	Votes For	Votes Withheld
Donald R. Harkleroad	I	2006	14,016,888	253,404
Spencer I. Browne	II	2007	14,011,888	251,838
John S. Simon	II	2007	14,200,885	251,838
Thomas J. Stallings	II	2007	14,200,411	251,838
G. Michael Cassidy	III	2005	13,994,927	251,838
Arthur R. Medici	III	2005	14,179,876	251,838

               The affirmative vote of the holders of a plurality of the outstanding shares of common stock represented at the Annual Meeting was required to elect each director.

     (c) The appointment of Tauber & Balser, P.C. as independent public auditors to audit the consolidated financial statements of the Company and its subsidiaries for the year ending July 31, 2005, was ratified with 14,175,096 affirmative votes cast, 65,440 negative votes cast and 29,756 abstentions. The affirmative vote of the holders of a majority of the outstanding shares of common stock represented at the Annual Meeting was required to ratify the appointment of Tauber & Balser, P.C.

Item 5. Other Information

     None.

Item 6. Exhibits

31.1	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	In accordance with Release No. 34-47986, this Exhibit is hereby furnished to the SEC as an accompanying document and is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 8, 2005

INTERNET COMMERCE CORPORATION

By:	/s/ Thomas J. Stallings

Thomas J. Stallings
Chief Executive Officer

By:	/s/ Glen Shipley

Glen Shipley
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Document
Exhibit 31.1	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

Exhibit 32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	In accordance with Release No. 34-47986, this Exhibit is hereby furnished to the SEC as an accompanying document and is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933.