Form 10-K
period 2005-07-31
INTERNET COMMERCE CORP
filed 2005-10-31
CIK 894738

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission File Number: 000-24996
Internet Commerce Corporation
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	13-3645702 (I.R.S. Employer Identification No.)

6025 The Corners Parkway, Suite 100 Norcross, Georgia (Address of principal executive offices)	30092 (Zip Code)
Registrant’s telephone number, including area code:
(678) 533-8000
Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
Class A Common Stock, $.01 par value per share
      Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☐          No ☑
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐          No ☑
      As of October 21, 2005 the issuer had outstanding 19,291,662 shares of Class A Common Stock. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of January 31, 2005 was approximately $25,237,528 based on the closing price for the Class A Common Stock of $1.76 on the Nasdaq SmallCap Market on that date.
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the Registrant’s Proxy Statement in connection with its 2005 Annual Meeting of Stockholders, to be held on or about January 4, 2006, are incorporated by reference in Part III of this Form 10-K to the extent stated herein.

INTERNET COMMERCE CORPORATION
ANNUAL REPORT ON FORM 10-K

PART I
Forward-Looking Statements
      This annual report on Form 10-K contains a number of “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Specifically, all statements other than statements of historical facts included in this annual report regarding our financial position, business strategy and plans and objectives of management for future operations are forward-looking statements. These forward-looking statements are based on the beliefs of management, as well as assumptions made by and information currently available to management. When used in this annual report, the words “anticipate,” “believe,” “estimate,” “expect,” “may,” “will,” “hope,” “continue” and “intend,” and words or phrases of similar import, as they relate to our financial position, business strategy and plans, or objectives of management, are intended to identify forward-looking statements. These statements reflect our current view with respect to future events and are subject to risks, uncertainties and assumptions related to various factors including, without limitation, those described starting on page 33 of this annual report under the heading “Risk Factors” and in our registration statements and periodic reports filed with the Securities and Exchange Commission under the Securities Act and the Exchange Act.
      Although we believe that our expectations are reasonable, we cannot assure you that our expectations will prove to be correct. Should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described in this annual report as anticipated, believed, estimated, expected, hoped or intended.
      References in this annual report to “the Company,” “we,” “us,” and “our” refer to Internet Commerce Corporation and our wholly-owned subsidiaries on a consolidated basis, unless otherwise stated.

Item 1.	Business
Overview
      Internet Commerce Corporation is a pioneer in the use of the Internet for electronic data interchange (“EDI”) business-to-business (B2B) e-commerce solutions and an operator of one of the largest EDI service centers in the United States. EDI is an electronic tool that was developed in the 1980s to provide a more efficient exchange of business information between trading partners. As used herein, EDI refers to the multiple means of formatting and transmitting data electronically. Intermediaries called value-added networks (“VAN”) were created in the 1980s to facilitate EDI processes. They allow each customer to adopt its own communication protocol and also allow multiple trading partners in the supply chain to communicate electronically using a VAN as an intermediary.
      Our B2B Internet and service center solutions allow thousands of customers to rely on our solutions, expertise and support to help balance the cost and function required to meet the individual requirements for communicating with their trading partners in compliance with partner specifications.
      Organizationally, our two segments of business are known as the:

•	ICC.NETtm segment, which is composed primarily of our VAN operations, and

•	Electronic Commerce Service Bureau (“EC Service Bureau”) segment, whose operations primarily focus on facilitating the EDI communications of small and medium sized businesses with their trading partners.
      These segments compliment one another and give us the ability to provide solutions to many different kinds of enterprises, from sole proprietorships to large corporations, operating in a variety of industries.
      Our principal executive offices are located at 6025 The Corners Parkway, Suite 100, Norcross, Georgia 30092, and our telephone number at that location is (678) 533-8000.

RECENT ACQUISITIONS
      On March 17, 2005, we completed the acquisition of the assets of QRS Corporation’s (“QRS”) Managed ECtm business (“MEC”), from the parent company of QRS, Inovis International, Inc. In accordance with the Asset Purchase Agreement (“QRS Agreement”) of that date, we received tangible assets of approximately $861,000, which included a cash payment of approximately $231,000, fixed assets of approximately $210,000 and a lease security deposit of approximately $420,000 that is recorded as restricted cash. Under the QRS Agreement, we assumed estimated liabilities of approximately $2.9 million, which consist of the estimated present value liability of an unfavorable lease for MEC’s operations in New York City of approximately $2.5 million and estimated costs of closing the New York facility and other transition and employment costs of approximately $376,000. Total allocated purchase price was $2,313,781.
      We have closed MEC’s operations in New York City and moved them to our existing Carrollton, Georgia service center. We are actively engaged in discussions for a sublease on the assumed New York City lease and are executing a transition plan for moving the document processing for the MEC customer base to our internal systems and VAN for EDI delivery.
      This acquisition, along with the previously-announced acquisitions of Intercoastal Data Corporation (“IDC”) in August 2000 and Electronic Commerce Systems, Inc. (“ECS”) in June 2004, has created one of the largest EDI service centers in the United States.
Industry Background
      B2B transaction management solutions range from mail- and fax-based approaches to Internet-based point-to-point communication systems. EDI customers typically use a number of these B2B transaction management solutions. The solution that is appropriate in each case depends on the size, nature and needs of the individual customer. Non-electronic means, such as mail and courier services, are appropriate for some functions, whereas electronic solutions including fax, e-mail exchange, point-to-point, EDI and web-based marketplaces, may be more suited to other functions.
      B2B communications have evolved and continue to evolve towards electronic means and away from paper-based formats. Traditionally, buyers, such as retailers or manufacturers, have driven the adoption of electronic means of exchanging business information. Often referred to as “hubs,” these buyers have promoted an evolution towards electronic means of exchanging business information within their industries by requesting that their suppliers or “spokes,” ranging from the very large to single product suppliers, have the capability to exchange information electronically. At times, compliance with such requests is a requirement of doing business with the buyer.
      In the early 1980s, private network point-to-point solutions (using a dedicated leased line or dial up connection in combination with interface software and a modem) emerged as a means of connecting companies electronically with a limited number of strategic suppliers and customers. To set up a private network point-to-point solution, companies needed to negotiate and agree communication protocols and data standards on an individual basis with trading partners. Communications protocols enable computers to identify and communicate with each other and send and receive data at the same rate. Data standards enable computers to process data received into information without human intervention. These standards fix the order in which data appear in a given document.
      Initially, different companies used different proprietary data standards, which meant that different trading communities were unable to communicate with each other and individual suppliers might need to implement a variety of solutions to communicate with their customers. A number of industries therefore began to develop common EDI standards that enabled companies within particular sectors to communicate with each other. These led to the development of Tradacoms and other data standards still in use today. Today, these standards co-exist with XML standards, such as RosettaNet, ebXML and CIDX.
      The development of globally adopted communication protocols did not emerge until about the year 2000. The evolution of data standards was intended to facilitate the ability of trading partners to link directly with each other. However, many customers and suppliers still used industry specific or proprietary data formats as well as different communication protocols. In response, a number of companies began to offer VAN services in the 1980s. These third-party services allow customers to receive and send electronic documents between trading partners, even if they used different EDI standards and communication protocols. Essentially, VANs provide electronic mailboxes to send and receive electronic documents. Data is submitted by the sender to a VAN, where it is processed and held with other transactions before being retrieved by its intended recipient.
      During the late 1990s, millions of dollars were funneled into e-commerce, leading to the development of new technologies and standards for moving B2B data electronically. During this time, we became the first company to exclusively use the Internet rather than private networks as the communications infrastructure. The proven security and reliability of the Internet, facilitated by the development of virtual private networks (“VPNs”), encrypted communications over the Internet viewable only by the parties to the communication, underscores the advanced functionality of Internet EDI services.
      Internet-based point-to-point solutions also effectively emerged in 2000. We believe an important factor behind the growth in Internet-based point-to-point solutions has been the development and implementation of globally adopted standard communications protocols, such as AS2 or AS3. Any files conforming to these protocols can be communicated securely and effectively by means of a single continuous connection to the Internet with the transactions taking place in real time.
      Notwithstanding the trend towards electronic means of exchanging business information, many companies continue to rely heavily on paper-based manual processes to exchange information. For most companies, mail, courier, telephone and fax remain the primary method of exchanging information with business partners. Even when hubs have adopted electronic B2B transaction management solutions, they still rely to a significant extent on these traditional means of communication, both to communicate with smaller trading partners who do not have electronic B2B transaction management systems and for particular types of communications. We believe the continued reliance on non-EDI B2B communications represents a growth opportunity for our services, and in particular our EC Service Bureau as hubs become more adamant in their demands that their vendors use EDI.
Company Background
      Internet Commerce Corporation was incorporated in Delaware in 1991 under the name Infosafe Systems, Incorporated (“Infosafe”). Infosafe completed an initial public offering on January 25, 1995. On April 16, 1997, Infosafe entered into an agreement to create and fund a newly incorporated majority owned subsidiary, Internet Commerce Corporation. On June 19, 1998, Infosafe entered into a merger plan that merged the Internet Commerce Corporation subsidiary into Infosafe, with Infosafe as the surviving corporation. On July 2, 1998, Inosafe changed its name to Internet Commerce Corporation.
      We have become a pioneer in the use of the Internet for business-to-business e-commerce solutions. We exploited the Internet’s capabilities to enable trading partners to exchange information just as the Internet was entering mainstream commerce. Initially, we offered a VAN solution with greater user benefits at a lower price than the competition. We believe that our entrance into the traditional VAN marketplace changed the dynamics of the industry by setting off stiff price competition and significantly lowering the price that had previously been charged to VAN customers.
      Our VAN service, ICC.NET, was the mechanism used to launch and grow our revenues. Through July 2000, we were entirely focused on the ICC.NET services that allowed for the secure exchange of business-to-business electronic forms and data files. Recognizing that the market required a more complete range of services, we made the IDC, ECS, and MEC acquisitions as noted above to expand our abilities to deliver a wide range of EDI services to small and medium size businesses on an outsourced basis.

Business Strategy
      Our goal is to grow profitably by providing a single point of accountability for trading communities. We intend to offer our customers a range of products and services with high returns on investment and the functionality and scalability to enable trading partners of different sizes, diverse company infrastructures and various levels of technical sophistication to electronically transport, route and deliver information seamlessly and securely, regardless of communication protocol or data format.
      In order to reach this goal, we specifically intend to:

•	develop innovative offerings that are specifically aimed at bringing EDI capabilities to small and medium sized businesses at affordable price points;

•	sign multi-year contracts with existing accounts and increase customer penetration by offering additional services;

•	expand strategic alliances and indirect sales channels by establishing and expanding strategic alliances and partnerships in order to generate organic business growth both inside and outside of the United States; and

•	acquire or invest in complementary businesses that provide us with additional service offerings or technologies, expand our geographic presence and distribution channels and/or further solidify our competitive position.
Products and Services
      Our services enable long-term trading relationships, add value to ever-evolving supply chain structures and offer migration paths for business model evolutions. We offer solutions that power and optimize reliable, secure and real-time transaction workflows within and across trading communities.
ICC.NET Segment
      ICC.NET is a complete VAN solution that meets electronic data interchange requirements in a secure, reliable, available and flexible environment regardless of file size, communication protocol or data format. We charge our customers using the ICC.NET service based upon the amount of information that customers transmit through our network to their trading partners. These charges are primarily made on a set price per “kilo-character” (every thousand bytes of information through the network).
      Within the ICC.NET segment, we also offer a number of EDI related professional services. We price our professional services through various methods including hourly fees, fixed pricing, set-up fees and transaction fees.
      The ICC.NET segment accounted for approximately 67%, 88%, and 88% of our revenue for the years ending July 31, 2005, 2004 and 2003, respectively.
      Our ICC.NET basic VAN services include:

•	Alert System: We provide proactive alerts to document processing events, transmission issues or delivery receipts. The alerts may be received by the customer based on multiple formats including email, text messaging or fax enabling the customer to respond to trading partners and address critical supply chain events immediately.

•	Archival Storage: We archive the information sent and received on-line for a period of 30 days. Archival storage provides our customers with a safety net should they need to resend or review a document or data.

•	Audit Trails: We maintain detailed audit trails of all set-up, configuration and document transmission events. Thus, our technical support team can quickly answer questions and address issues.

•	Connectivity Options: We provide a variety of communications options, including FTP, with our basic service. Our customers can select from these communication protocols to ensure effective communications within a trading community.

•	Information Transmission and Exchange: We improve the basic infrastructure of electronic communications through intelligent messaging and real-time routing using the Internet. This ability incorporates the speed, security, reliability and flexibility for our customers’ business-to-business connectivity.

•	Platform and Standard Independence: We enable trading partners with unique business models, diverse company infrastructures and various levels of technical sophistication to transport, route and deliver information regardless of IT infrastructure, communication protocol or data format.

•	Protected Data Center: Our redundant servers are housed in the facility built for the New York and American Stock Exchanges, where servers are secured by guards and backup power supply 24 hours a day, seven days a week, 365 days a year.

•	Real-time Data Transmission: We deliver information in real-time, on a scheduled or on an ad hoc basis for customers and their trading partners, reducing batch delivery problems such as data corruption and time delays in delivery.

•	Reporting: We provide a wide selection of on-line, real-time reports that may be accessed on-line or batched and delivered to our customers through a browser, email or EDI system.

•	Reliable and Secure Transmission: We offer a variety of industry-standard encryption solutions to provide secure transmissions over high-speed connections to the Internet that are authenticated and provide for non-repudiation to secure supply chain communications.

•	Technical Support: We provide U.S.-based support representatives, 24 hours a day, seven days a week, 365 days a year to set up accounts, initiate proactive communications, solve problems or answer questions.

•	Web-based Document Manager: We enable customers to view and time stamp documents and transaction events through the use of the Internet, offering them control over data, including the flexibility to acknowledge, view, send, receive, hold, release, sort or search documents and other data files.
      For additional fees, our ICC.NET VAN service can be extended with service capabilities that augment the basic services and meet requirements that are unique to businesses or trading communities. Those services are priced in various ways, depending upon the service selected, and include:

•	ICC.ARCHIVE: We support extended on-line archiving beyond the standard 30-day period.

•	ICC.COMMS: We offer a variety of customized communication options including Internet-based, AS2 and browser-based accessibility with added security provided by VPN, PGP and frame relay to meet unique communication requirements.

•	ICC.CONNECT: We connect to more than 50 private networks, public interconnects, exchanges, service bureaus and value added networks.

•	ICC.DATA SYNC: We have received industry-standard approval and certification for our UCCnet services and are capable of transforming and transmitting global data synchronization attributes to and from the UCCnet data pool.

•	ICC.FAX: We provide real-time and cost-effective EDI-to-fax capabilities for any document to any fax machine worldwide.

•	ICC.INFOSAFEtm: We enable the publishing of virtually any file type to a large number of subscribers effectively and efficiently.

•	ICC.TRANSLATE: We provide in-line translation capabilities for any data format, including EDI, flat file, XML and many others.
      The ICC.NET segment professional services include:

•	The internal management of the day-to-day operations and projects required to exchange supply chain information with trading partners. By leveraging our experience in the industry, we manage our customers’ operational environments and transaction workflows as well as strategic projects, from concept through solution delivery optimizing their supply chains.

•	The identification of the requirements associated with integrating our customers’ trading partners into their supply chains and the development and implementation of an integrated solution that allows the customer and its trading partners to communicate electronically in an efficient and effective way.

•	The provision of EDI data mapping services to enable the translation between different data formats. We create data maps using a variety of translators on multiple platforms and employ data transformation services for database conversions, customer-specific files, and other tasks involved in the care and movement of documents and data files.
Electronic Commerce Service Bureau Segment
      At our EC Service Bureau segment, we enable mainly small to medium sized businesses to communicate through EDI with their trading partners. Through this segment, we offer services that outsource the entire EDI process, software solutions and hosted Web applications.
      Our EC Service Bureau enables customers to source electronic commerce solutions reliably, without excessive investments. Located in Carrollton, Georgia, our EC Service Bureau is staffed with dedicated professionals who act as the EDI department for what are mainly small to medium sized businesses that choose not to make internal investments in EDI communications. Often as the result of being a supplier to large retailers, these customers are required to enter the retailer’s supply chain process through EDI. Many of these customers cannot afford or do not have the expertise in-house to comply with this requirement. Our EC Service Bureau employees communicate with our customers through mail, courier, telephone, fax and email. Using internally developed systems, our employees turn these communications into appropriate EDI documents, forward them on to the purchaser, receive the purchaser’s EDI response, and return that response to our customer through mail, courier, telephone, fax or email. Our EC Service Bureau customers are billed monthly for only the services they use, primarily on a per document cost.
      Our software solutions are designed to enable the management and exchange of vital information between trading partners and address a range of requirements for operations within the extended supply chain. With our software solutions, we offer our customers maintenance agreements that include upgrades and enhancements for technology advancements, improved functionality, new industry standards and trading partner compliance. Software licenses are billed at a one time fixed price. Customer maintenance is available for an annual fee that is usually a percentage of the original sales price for the software.
      Our hosted Web applications give our customers an alternative to operating an internal EDI environment. By accessing a Web browser, our customers have the technology required to communicate through EDI with their trading partners. Our hosted Web applications are available for set-up and service fees. We charge additional transaction fees for our Order Management Services, as described below.
      Our EC Service Bureau segment accounted for approximately 33%, 12%, and 12% of our revenue for the years ending July 31, 2005, 2004 and 2003, respectively.

EC Service Bureau Solutions:

•	EDI-to-Fax — We receive our customers’ electronic formatted information, convert it into a fax-readable file and route that information to our customers’ fax machines or email accounts.

•	Fax-to-EDI — We receive customer information via a fax or email. That information is then entered into a Web form and transmitted to the trading partner in a format that is consistent with trading partner specifications.

•	Labels — For suppliers who are required to send an Advanced Ship Notice to comply with retailers’ requirements, we generate and print UCC-128 case labels. Those printed labels are sent to our customers so they can be applied to the cartons that will be shipped to a retailer. We also print Universal Product Code (“UPC”) stickers, tickets and hang tags for our customers.

•	UPC Catalog — We update on-line UPC catalogs for our customers. Once we have received our customer’s electronic or hard-copy product information, we use that information to generate the necessary EDI transaction and send it to the catalog service provider. Through this process, our customer’s product information is added, updated or deleted from the UPC catalog.

Software Solutions:

•	Performance EDI: This application enables the connection and communication with trading partners by providing a comprehensive solution for EDI translation. Performance EDI is a software application featuring a large collection of pre-configured transaction maps and connectivity to public and private transaction networks. Key benefits include the ability to implement rapidly using pre-configured trading partner information, keep up-to-date with new mandates by downloading new maps directly into the application, and comply with trading partner mandates through support for all major EDI documents and standards.

•	Order Manager Software: Order Manager Software automates the handling, processing, transmission and receipt of orders, Advanced Ship Notices and invoices in accordance with preferred formats and specified instructions. Key benefits include the ability to pick-and-pack according to specified instructions, catch errors in the picking process by matching the item to the order, create Advance Ship Notice and invoice for each sales order, generate UCC-128 case labels and batch print using a thermal transfer printer, combine case and shipping information for consistent record keeping, and translate EDI information to an in-house format and visa versa.

•	Retail Product Manager: This application integrates our other software products and provides the automation to keep UPC codes up-to-date. Key benefits include the ability to keep existing UPC codes current and generate new ones in accordance with the proper standards, create, add, track and delete UPC codes for the retailers’ catalogs, utilize National Retail Foundation guidelines to track active, inactive and dead UPC codes, transform UPC information into an electronic format for trading partner information exchange, and print UPC codes on bar code labels for warehouse handling.

Hosted Web Applications:

•	ICC Order Management Services: Order Management Services provide our customers with immediate access to ready-made EDI-to-forms and forms-to-EDI that comply with the retailers’ preferred formats and standards. In addition to helping meet retailer mandates, our Order Management Services add sales order processing functionality. Using a standard Web browser, we automate the receipt of electronic transactions, giving the warehouse visibility to orders that require packing and shipping, and we complete the order process by preparing and sending invoices and shipping notices. Customers can also print their UCC-128 case labels.

•	ICC Sell-Thru, Analysis and Reporting: We provide a Web application that presents sell-through data compiled from the items sold, inventory on-hand and product levels for current and prior periods at retail locations in an easy-to-navigate interface. The easy-to-navigate interface offers a mechanism for the interpretation of valuable data on product movement and retail performance.

Company Organizations
      Our ICC.NET and EC Service Center segments are supported by the following company wide organizations, which play key roles in our delivery of value to customers in both our business segments.
PRODUCT DEVELOPMENT
      Our product development efforts are focused on adding enhanced and new functionality to existing products, integrating the various product offerings into our services delivery, supporting new and advanced technologies and developing new services. Our success will depend in part upon our ability to adopt technology and industry trends, respond to customer requirements and market opportunities and incorporate emerging standards into our existing and new services. To that end, our development efforts center on requirements and features that have been identified through market research, customer interactions, standards announcements and competitive analysis. As a result, we intend to continue to offer products and services with increasing functionality and scalability to meet the needs of customers regardless of size and technical sophistication.
      We conduct our development efforts in the United States. Most of our development projects are performed internally. However, some projects require specialized skills that are acquired through an outsourced arrangement with contractors based in the United States.
      Our research and development expenses for the years ended July 31, 2005, 2004 and 2003 were approximately $825,000, $953,000, and $1,111,000, respectively.
CUSTOMER SUPPORT, TECHNICAL SUPPORT AND MAINTENANCE
      By offering U.S.-based customer and technical support, we help our customers maximize their investment in the offerings that connect them to their trading partners and enable electronic information exchange. Our goal is to ensure customer satisfaction each time a customer calls us to set up an account, solve a problem, answer a question or provide a product upgrade.
      Our Customer and Technical Support Centers consist of teams of professionals who work together to provide dependable and timely resolution to customer support and technical inquiries. For complex problems, our Customer and Technical Support Center teams have immediate access to the experts on our development staff, consulting organization and IT operations, as required.
SALES AND MARKETING
      Our sales team consists of regional sales managers, inside sales representatives, technical sales representatives and sales support. We deploy our inside sales resources to complete most of the transactional selling by phone. Our regional sales managers are responsible for consultative and strategic selling to the top customers in their respective geographical territories. Our technical sales representatives and sales support work with the regional sales managers and inside sales representatives to complete sales by performing the pre-sales and sales support activities associated with generating new business, ensuring customer satisfaction and strengthening customer relationships. In addition, our senior management takes an active role in our sales efforts.
      Although direct selling has been our primary focus, we continue to seek out appropriate indirect sales channels. Through arrangements with agents, resellers and other solution providers, we intend to sell to companies around the world and expand our reach into markets that we do not service directly. We believe that our service offerings enable a wide variety of companies to recommend, market and sell our services.
      Our marketing efforts consist of a variety of programs to support our sales efforts, including:

•	customer marketing arrangements;

•	direct mail;

•	e-Marketing;

•	channel marketing;

•	publicity

•	sales literature, presentations and tools;

•	seminars;

•	speaking engagements;

•	trade shows; and

•	web site marketing.
Customers
      To date, our customers have been retailers, manufacturers, distributors and transportation providers in a variety of industries, including apparel, consumer packaged goods, financial, grocery, media, pharmaceutical, publishing, retail, third-party logistics and transportation. As of July 31, 2005 and 2004, we provided services to approximately 3,500 and 2,200 customers, respectively. The following table sets forth a representative list of our customers as of July 31, 2005:

Aerosoles	Nordstrom.com
Alstom Power	Omni Sporting Goods
Birds Eye Foods	Pearson Education
CIT Group	Philip Morris
Colgate Palmolive	Random House
CVS	Reinhart FoodService
Eveden Incorporated	Revlon Consumer Products
GlaxoSmithKline	Sealy Incorporated
Happy Kids	Shamrock Foods Staples
Harper Collins Publisher	Simon and Schuster
Ingram Entertainment	The Sak
Jones Apparel Group USA	Time Warner Book Group
Lady John	Trustmark National Bank
Linens-n-Thing	Union Planters National Bank
McGraw Hill	University of Alabama
Modine Manufacturing	Verizon Wireless
National Industries for the Blind	ViewSonic Corporation
      For the fiscal years ended July 31, 2005, 2004 and 2003, no single customer accounted for more than 10% of our consolidated revenue. Our revenues are primarily generated from customers in the United States. Less than 2% of our revenue comes from foreign sources, primarily the United Kingdom, Mexico and Canada.
Competition
      The EDI industry is described by the following characteristics:

•	commodity VAN pricing has lead to lower revenues and profits for all participants;

•	industry consolidation has created several large key participants;

•	growth and profitability require taking market share away from competitors; and

•	profitability erosion is forcing smaller companies out of the industry or to seek consolidation partners.
      The principal competitive factors affecting EDI markets are:

•	service quality and provision of uninterrupted communications;

•	reliability, security and availability of services;

•	price of services;

•	meeting preferences and requirements of trading partners;

•	functionality and features of offerings;

•	vendor and offering reputations; and

•	technical and industry expertise.
      We believe that we compete favorably, as our VAN operations have demonstrated multiple years of high service quality and uninterrupted uptime as well as reliability with secure data transmissions, the use of the Internet for ICC.NET creates significantly lower operating costs and keeps our VAN offerings price competitive and we offer a full range of competitive functionality and features in our basic VAN pricing.
      The same factors can be applied to our EC Service Center offering with special emphasis on service quality and pricing. We operate one of the largest EDI service centers in the United States. As a result, we are making investments in our internal service center platforms to enhance our service capabilities.
      We face a significant number of competitors, ranging from very large enterprises or divisions of very large companies to a number of relatively small organizations, including:

•	corporate information technology departments of current customers or prospects that are capable of internal solution development and support;

•	large e-Commerce business-to-business vendors with a broad array of VAN, software and service offerings, including GXS, Sterling Commerce and Inovis; and

•	multiple smaller companies with a core competence in a particular industry, mom and pop service centers or privately owned VANs .
      These competitors are diverse in terms of their histories, business models, corporate strategies, financial strength, name recognition, company reputation, customer base and breadth of offerings. Our large competitors generally have more history, significantly greater financial resources, larger customer bases and more easily recognized names than we do.
      We rely on many of our competitors to interconnect with our service. These interconnection arrangements allow trading partners using different VANs to connect with one another for trading purposes. We currently have multiple interconnect agreements, including one that was originally signed with IBM, which subsequently sold its VAN business to GXS, and another with Inovis.
Patents and Trademarks
      We hold four U.S. patents as of July 31, 2005. Those patents expire in years 2012 through 2014 and are not currently material to our business.
      We believe that the protection of our rights in our ICC.NET service will depend primarily on our proprietary software and messaging techniques that constitute “trade secrets.” We have made no determination as to the patentability of these trade secrets and will continue to evaluate, on a case-by case basis, whether applying for additional patents in the future is in our best interest. There can be no assurance that our technology will remain a secret or that others will not develop similar technology and use such technology to compete with us.

      We believe that our trademark of ICC.NET is material to our operations in the United States. No assurance can be given that interested third parties will not petition the United States Patent and Trademark Office to cancel our registration.
      There can be no assurance that any patents owned by us or our trade secrets will afford us adequate protection or not be challenged, invalidated, infringed upon or circumvented, or that patent applications relating to our products or technologies that we may file or license in the future, including any patent as to which a notice of allowance was issued, will result in patents being issued, or that any rights granted thereunder will provide competitive advantages to us. Although we believe that our technology does not infringe upon the proprietary rights of others, it is possible that others may have or be granted patents claiming products or processes that are necessary for or useful to the development of our ICC.NET service and that legal actions could be brought against us claiming infringement.
Employees
      As of July 31, 2005, we had 108 employees. Of these employees, 19 were engaged in executive and administrative functions, 13 were engaged in sales and marketing activities, and 76 provided technical and technology support. All of our employees are located in the United States, and none of our employees is covered by a collective bargaining agreement. We consider our relations with our employees to be good.

Item 2.	Properties
      Our executive offices are located at 6025 The Corners Parkway, Suite 100, Norcross, Georgia under a sublease that expires on May 31, 2010 and provides for annual base rent of approximately $133,000. The lease covers approximately 12,949 square feet.
      Our development and network administration groups and our technical support call center are located in East Setauket, New York under a lease that expires on June 30, 2009 and provides for annual base rent of approximately $222,000. The lease covers approximately 8,900 square feet.
      Our EC Service Bureau maintains an office in Carrollton, Georgia. The lease at the Carrollton location expires on July 31, 2009 and provides for an annual base rent of approximately $96,000. The lease covers approximately 8,000 square feet.
      Our main data center is located at the facilities of The Securities Industry Automation Corporation (SIAC) under an agreement that expires in December 2005. The agreement will be renewed automatically for an additional one-year term. In addition, we maintain a data center for our corporate office and Service Bureau operations in Suwanee, Georgia under a three-year service agreement with eDeltacom, which expires November, 2007. Monthly recurring base fees are $1,462.
      We lease general office space in Cary, North Carolina under a lease that expires on October 31, 2007 and provides annual base rent of $103,500. The lease covers approximately 6,470 square feet. We no longer maintain any business activities at this location and have entered into an informal agreement with the landlord to seek a new tenant for the space. If successful, we intend to negotiate a buyout with the landlord for any remaining obligation under this lease.
      As part of the acquisition of the MEC service center from QRS, we assumed a lease for office space in New York, New York that expires on November 30, 2010 for approximately 18,548 square feet for an annual rent of $890,000. We have moved the MEC operations to our Carrollton facility and no longer house any personnel at the New York location. We are actively negotiating a sublease for this space.
      We believe that these facilities should be adequate for our present and reasonably foreseeable operating requirements.

Item 3.	Legal Proceedings
      Many of our solutions and services involve products that are critical to the operations of our customers’ businesses. Any failure in our products could result in a claim for substantial damages against us, regardless of our responsibility for such failure. Although we attempt to limit contractually our liability for damages arising from product failures or negligent acts or omissions, there can be no assurance the limitations of liability set forth in our contracts will be enforceable in all instances. We are not currently a party to any material legal proceeding that would require disclosure under this Item.

Item 4.	Submission of Matters to a Vote of Security Holders
      None.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
      (a) Market Information.
      From September 20, 2000 until January 30, 2003, our Class A Common Stock was traded on the Nasdaq National Market under the symbol ICCA. Since January 30, 2003, our Class A Common Stock has traded on the Nasdaq SmallCap Market under the symbol ICCA. The following table sets forth the high and low closing prices of our Class A Common Stock for the periods indicated. These quotations represent prices between dealers in securities, do not include retail mark-ups, mark-downs or commissions and do not necessarily represent actual transactions.

	Fiscal Year Ended July 31:

	2005		2004

	High	Low	High	Low

Class A Common Stock
First Quarter	$1.27	$0.91	$1.66	$1.12
Second Quarter	$1.94	$0.80	$1.34	$0.90
Third Quarter	$2.09	$1.61	$2.55	$1.35
Fourth Quarter	$2.05	$1.56	$1.54	$1.16
      (b) Holders.
      The closing price of our Class A Common Stock as reported by the Nasdaq SmallCap Market on October 21, 2005 was $2.28. As of October 21, 2005, there were approximately 210 record holders of our Class A Common Stock. Many of our shares of Class A Common Stock are held by brokers and other institutions on behalf of stockholders, and we are unable to estimate the number of these stockholders.
      (c) Dividends.
      We have not paid any cash dividends on our Class A Common Stock and do not intend to declare or pay such dividends in the foreseeable future. The holders of the outstanding shares of our Series C Preferred Stock are entitled to a 4% annual dividend payable in cash or in shares of Class A Common Stock, at our option. These dividends are payable on January 1st of each year. We issued 361,702 shares of Class A Common Stock in payment of the dividend due January 1, 2004 and 302,343 shares of Class A Common Stock in payment of the dividend due on January 1, 2003.
      On October 14, 2004, our Board of Directors declared a dividend on the Series C preferred stock for 2004 payable on January 1, 2005 in shares of Class A Common Stock in the amount of $400,000, which, per the terms of the Series C Preferred Stock, amounted to 236,267 shares. After we had recorded the issuance of the shares as payment for the dividend, but before the certificate representing the Class A Common Stock was physically issued, we began discussions with Cable & Wireless PLC (“C&W”), purported owner of the Series C Preferred Stock, about retiring the Series C Preferred Stock. As these discussions progressed, we realized that there was substantial evidence that the Series C Preferred Stock was held by Cable & Wireless USA (“C&W USA”), a formerly wholly owned subsidiary of C&W that filed Chapter 11 bankruptcy in the United States on December 8, 2003. We continue to hold the certificate for the Class A Common Stock and have presented evidence of our belief that the Series C Preferred Shares are held by the estate of the bankrupt C&W USA to both the management of C&W and the trustee for C&W USA, a managing director of AlixPartners. The trustee for C&W USA has also reached the conclusion that the estate holds the Series C Preferred Stock and is in negotiations with C&W to resolve the ownership issue. Until we are notified who actually owns the Series C Preferred Stock, either as a result of the negotiations between the trustee for C&W USA and C&W, or as the result of any required legal action to settle ownership, we will not issue any Series Class A Common Stock certificates. We will continue to accrue for the Series C Preferred Stock dividend and, when appropriate, record the appropriate amount of Class A Common Stock as issued for payment of the dividend.
      Pursuant to the terms of an Accounts Receivable Financing Agreement between us and Silicon Valley Bank entered into in May 2003, without the prior written consent of Silicon Valley Bank, we are not permitted to pay any dividends or make any distribution or payment or redeem, retire or repurchase any capital stock, other than in connection with the dividends payable on our shares of Series C Preferred Stock in an amount not to exceed $400,000 in any fiscal year or dividends payable in shares of our capital stock.

      The following table provides information regarding our current equity compensation plans as of July 31, 2005:

	Equity Compensation Plan Information
			Shares of Class A Common
	Shares of Class A	Weighted-Average	Stock Remaining Available
	Common Stock to Be	Exercise Price of	for Future Issuance Under
	Issued upon Exercise of	Outstanding	Equity Compensation Plans
	Outstanding Options,	Options, Warrants	(Excluding Securities
Plan Category	Warrants and Rights	and Rights	Reflected in Column (a))

	(In thousands)		(In thousands)
Equity compensation plans approved by security holders(1)	4,809	$2.65	669
Equity compensation plans not approved by security holders(2)	732	$14.05	—

Total	5,541	$4.16	669

(1)	Includes stock options to purchase 37,681 shares of Class A Common Stock with a weighted average exercise price of $5.20 per share under the Employee Stock Option plan of Research Triangle Commerce, Inc, or RTCI, which was assumed in connection with our acquisition of RTCI on November 6, 2000.

(2)	Includes stock options to purchase 150,000 shares of Class A Common Stock and warrants to purchase 582,310 shares of Class A Common Stock issued pursuant to individual compensation arrangements. These stock options have a weighted average exercise price of $60.00 per share and were awarded to a former president and chief executive officer under an employment contract. The warrants are described in Note 10, Stockholders’ Equity, of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K. The issuance of all the warrants set forth in Note 9 under the captions “2001 Private Placement Commission Warrants,” “ING Warrants,” “2003 Private Placement Commission Warrants,” “Silicon Valley Bank Warrants” and “2004 Private Placement Commission Warrants” constitute individual compensation arrangements. In addition, warrants to purchase 38,460 shares of Class A Common Stock set forth in Note 9 under the caption “2003 Private Placement Warrants” were issued as settlement of certain outstanding payables for services and constitute an individual compensation arrangement.
Recent Sales of Unregistered Securities
      In the fiscal year ended July 31, 2005, we issued a total of 85,666 shares of Class A Common Stock to our six non-employee directors in payment of directors’ fees. The issuance of these securities was exempt from registration under the Securities Act pursuant to Section 4(2) of the Securities Act.
      On January 3, 2005, we issued 236,627 shares of Class A Common Stock in payment of the dividends due on our Series C Preferred Stock but did not deliver the share certificates. See “Dividends” Item 5(c).
      During the fiscal year ended July 31, 2005, we did not repurchase any of our Class A Common Stock.

Item 6.	Selected Financial Data
      Our selected consolidated statement of operations data for each of the years in the five-year period ended July 31, 2005 is presented below. Our selected balance sheet data is presented below as of July 31, 2005, 2004, 2003, 2002 and 2001. The selected consolidated financial data set forth below is qualified in its entirety by, and should be read in conjunction with, our consolidated financial statements and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operation” included elsewhere in this annual report.

	Year Ended July 31,

	2005	2004	2003	2002	2001

	(In thousands, except per share data)
Statements of Operations Data:
Revenues	$16,705	$11,705	$12,083	$14,222	$9,743

Expenses:
Cost of services	6,038	6,736	7,622	8,776	9,354
Impairment of software inventory	—	—	248	—	—
Impairment of capitalized software	—	45	148	—	—
Product development and enhancement	825	953	1,111	977	931
Selling and marketing	2,646	3,070	3,035	3,499	5,384
General and administrative	6,277	4,205	4,439	5,849	9,683
Non-cash charges for stock-based compensation, services and legal settlements	692	802	139	250	991
Impairment of goodwill and acquired intangibles	—	—	982	1,711	16,708

Total operating expenses	16,478	15,811	17,724	21,062	43,051

Operating Income (loss)	227	(4,106)	(5,641)	(6,840)	(33,308)

Other income (expense), net	37	19	(363)	292	523

Income (loss) before income taxes	264	(4,087)	(6,004)	(6,548)	(32,785)
Income tax (provision) benefit	(30)	—	—	—	1,930

Net Income (loss)	234	(4,087)	(6,004)	(6,548)	(30,855)
Dividends on preferred stock	(400)	(401)	(400)	(365)	(420)
Dividends to preferred stockholders for beneficial conversion feature	—	—	(107)	—	—
Beneficial conversion feature from repricing and issuance of warrants	—	—	—	(461)	—

Loss attributable to common stockholders	$(166)	$(4,488)	$(6,511)	$(7,374)	$(31,275)

Basic and diluted loss per common share	$(0.01)	$(0.30)	$(0.53)	$(0.68)	$(3.57)

Weighted average common shares outstanding — Basic	19,231	15,026	12,303	10,867	8,768

Weighted average common shares outstanding — diluted	19,604	15,026	12,303	10,867	8,768

	July 31,

	2005	2004	2003	2002	2001

	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$3,983	$3,790	$2,283	$2,088	$2,223
Working capital	4,864	4,198	1,700	2,622	646
Total assets	14,558	11,429	8,598	12,625	15,674
Capital lease obligations	4	55	194	374	255
Total liabilities	4,216	1,994	2,758	3,244	4,487
Stockholders’ equity	10,342	9,434	5,840	9,381	11,187
      All statements, trend analyses and other information, other than statements of historical facts, contained in the following discussion related to our financial position, business strategy and plans and objectives of management for future operations are forward-looking statements. These forward-looking statements are based on the beliefs of management, as well as assumptions made by and information currently available to management. When used in this annual report, the words “anticipate,” “believe,” “estimate,” “expect,” “may,” “will,” “continue” and “intend,” and words or phrases of similar import, as they relate to our financial position, business strategy and plans, or objectives of management, are intended to identify forward-looking statements. These statements reflect our current view with respect to future events and are subject to risks, uncertainties and assumptions related to various factors including, without limitation, those described below the heading “Overview,” those described starting on page 33 of this annual report under the heading “Risk Factors” and in our registration statements and periodic reports filed with the SEC under the Securities Act and the Exchange Act.
      Although we believe that our expectations are reasonable, we cannot assure you that our expectations will prove to be correct. Should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described in this annual report as anticipated, believed, estimated, expected or intended.
Overview
      Our EDI Internet and service center solutions allow thousands of customers to rely on our solutions, expertise and support to help balance the cost and function required to meet the individual requirements for communicating with their trading partners in compliance with partner specifications.
      Organizationally, our two segments of business are known as the:

•	ICC.NET segment, which is composed primarily of our VAN operations but also includes professional services, and

•	EC Service Bureau segment, whose operations primarily focus on facilitating the EDI communications of small and medium sized businesses with their trading partners by acting as an outsourced EDI department.
      For a more complete description of our business segment, see “Products and Services” under Item 1, beginning on page 1 of this Form 10-K.
      The VAN business has remained highly price competitive over the past year. We have been successful in maintaining our margins, but we have experienced price erosion when competing for larger customers. We have continued to add new customers and increase the volume of data transmitted through our VAN business and expect our transmission revenues to grow at 5% to 9% annually.
      During the fourth quarter of fiscal 2002, we integrated our data mapping and XML services and personnel into the ICC.NET business segment. These services had previously been part of our Professional Services segment. In February 2004, we integrated the remaining business of our Professional Services segment into ICC.NET to reduce operating costs. As a result, effective February 2004, we no longer report the results for our professional services activities in a separate segment. In December 2004, we dissolved our RTCI subsidiary, whose acquisition in 2000 had been the base for a separate professional services segment.
      As a result of the decline for professional services revenues throughout fiscal 2002, continued operating losses and a significant reduction in forecasted future operating profits, our Professional Services segment was tested for impairment during the quarter ended July 31, 2002, and an impairment loss of $1,710,617 was recognized as a result of this evaluation. The fair value of the Professional Services segment unit at that time was estimated using the net present value of expected future cash flows.
      Our mapping and professional services revenue have continued to decline and represented approximately 5% of our revenues for the fiscal year ended July 31, 2005. We continue to explore multiple ways to increase professional service revenues and are focusing our efforts on finding an appropriate acquisition partner to reignite these revenues.
      We completed our acquisition of ECS on June 22, 2004. In addition, on March 17, 2005, we completed the acquisition of the assets of QRS’s MEC business. We believe that the integration of these two businesses into our EC Service Bureau segment has substantially strengthened this operating segment and is providing positive cash flow from its operating activities to us. Our Carrollton, Georgia based service center facility operates one of the largest EDI outsourcing operations in the United States.
      During the quarter ended July 31, 2003 and prior to the acquisitions of ECS and MEC, the goodwill of our EC Service Bureau segment was tested for impairment due to a significant decline in revenues and operating income resulting primarily from the bankruptcy of its largest customer. An impairment loss of $982,142 was recognized as a result of this evaluation. The fair value of the EC Service Bureau reporting unit was estimated using the net present value of expected future cash flows.
CRITICAL ACCOUNTING POLICIES AND
SIGNIFICANT USE OF ESTIMATES IN FINANCIAL STATEMENTS
      Critical accounting policies are those policies that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.
      The following list of critical accounting policies is not intended to be a comprehensive list of all of our accounting policies. Our significant accounting policies are more fully described in note 2 of the notes to the consolidated financial statements included elsewhere in this annual report. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles with no need for management’s judgment in their application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. We have identified the following to be our critical accounting policies:
      Revenue Recognition: We derive revenue from subscriptions to our ICC.NET service, which includes transaction, mailbox and fax transmission fees. The subscription fees are comprised of both fixed and usage-based fees. Fixed subscription fees are recognized on a pro-rata basis over the subscription period, generally three to six months. Usage fees are recognized in the period the services are rendered. We also derive revenue through implementation fees, interconnection fees and by providing data mapping services to our customers. Implementation fees are recognized over the life of the subscription period. Interconnection fees are fees charged to connect to another VAN service and are recognized when the data is transmitted to the connected service. Revenue from data mapping services is recognized when the map has been completed and delivered to the customer.
      We have a limited number of fixed fee data mapping services contracts. Under these arrangements, we are required to provide a specified number of maps for a fixed fee. Revenue from such arrangements is recognized using the percentage-of-completion method of accounting. We also recognize professional service contracts using the percentage-of-completion method of accounting, as prescribed by SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.”

      The percentage of completion for each contract is determined based on the ratio of direct labor hours incurred to total estimated direct labor hours required to complete the contract. We may periodically encounter changes in estimated costs and other factors that may lead to a change in the estimated profitability of a fixed-price contract. In such circumstances, adjustments to cost and profitability estimates are made in the period in which the underlying factors requiring such revisions become known. If such revisions indicate a loss on a contract, the entire loss is recorded at such time. Amounts billed in advance of services being performed are recorded as deferred revenue. Certain fixed-fee contracts may have substantive customer acceptance provisions. The acceptance terms generally include a single review and revision cycle for each deliverable to incorporate the customer’s suggested or required modifications. Deliverables are considered accepted upon completion of the review and revision, and revenue is recognized upon acceptance.
      Our EC Service Bureau revenue is comprised of EDI services including data translation services, EDI-to-print and print-to-EDI purchase order and invoice processing, UPC services including UPC number generation, UPC catalog maintenance and UPC label printing. Revenue from EDI services and UPC services is recognized when the services are provided.
      Our EC Service Bureau also derives revenue from licensing software and providing software maintenance and support. The EC Service Bureau’s software license revenue has not been material in any of the fiscal years presented herein. We account for software license sales in accordance with the American Institute of Certified Public Accountants’ Statement of Position 97-2, “Software Revenue Recognition,” as amended (“SOP 97-2”). Revenue from software licenses is recognized when all of the following conditions are met: (1) a non-cancelable non-contingent license agreement has been signed; (2) the software product has been delivered; (3) there are no material uncertainties regarding customer acceptance; and (4) collection of the resulting receivable is probable. Revenue from software maintenance and support contracts is recognized ratably over the life of the contract.
      In addition, SOP 97-2 generally requires that revenue from software arrangements involving multiple elements be allocated among each element of the arrangement based on the relative fair values of the elements, such as software licenses and post contract customer support. SOP 97-2 also requires that revenue be recognized as each element is delivered with no significant performance obligation remaining on our part. We allocate the aggregate revenue from multiple element arrangements to each element based on vendor specific objective evidence. Customers are charged standard prices for the software and post contract customer support, and these prices do not vary from customer to customer. If we enter into a multiple element agreement for which vendor specific objective evidence of fair value for each element of the arrangement does not exist, all revenue from the arrangement is deferred until all elements of the arrangement are delivered.
      Goodwill: Goodwill consists of the excess purchase price over the fair value of identifiable net assets of acquired businesses. Goodwill is evaluated for impairment at least annually and whenever events or circumstances indicate impairment may have occurred. The assessment requires the comparison of the fair value of each of our reporting units to the carrying value of its respective net assets, including allocated goodwill. If the carrying value of the reporting unit exceeds its fair value, we must perform a second test to measure the amount of impairment. The second step of the goodwill impairment test compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. We allocate the fair value of a reporting unit to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.
      Other Intangible Assets: Other intangible assets are carried at cost less accumulated amortization. Other intangible assets are amortized on a straight-line basis over their expected lives. We did not have any indefinite lived intangible assets other than goodwill that were not subject to amortization.

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
      Stock-based Compensation: In January 2004, we adopted the fair value provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). SFAS No. 123 establishes a fair-value method of accounting for stock-based compensation plans. Stock-based awards to non-employees are accounted for at fair value in accordance with SFAS No. 123.
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
      Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates. Significant accounting estimates used in the preparation of our consolidated financial statements include the fair value of equity securities underlying stock based compensation, the realizability of deferred tax assets, the carrying value of goodwill, intangible assets and long-lived assets, and depreciation and amortization. The following discussion reviews items incorporated into our financial statements that required the use of significant management estimates.
      We have entered into several transactions involving the issuance of warrants and options to purchase shares of our Class A Common Stock to consultants, lenders, warrant holders, placement agents and other business associates and vendors. The issuance of these securities required management to estimate their value using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires management to make certain estimates for values of variables used by the model. Management estimated the values for stock price volatility, the expected life of the equity instruments and the risk free interest rate based on information that was available to management at the time the Black-Scholes option-pricing calculations were performed. Changes in such estimates could have a significant impact on the estimated fair value of those equity instruments.
      In connection with a private placement that closed in April 2004, we incurred fees that were paid by issuing warrants to purchase 283,170 shares of Class A Common Stock at an exercise price of $2.22 per share. The fair value of the warrants was determined by management to be $225,905 by utilizing the Black-Scholes option pricing model.
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
      On May 30, 2003, we executed an Accounts Receivable Financing Agreement (“Financing Agreement”) with Silicon Valley Bank (“Bank”) with a term of one year. In connection with the Financing Agreement, we issued the Bank warrants to purchase 40,000 shares of Class A Common Stock. The warrants are immediately exercisable at an exercise price of $1.39 per share, equal to the fair market value of Class A Common Stock on the date of closing of the Financing Agreement. The warrants are exercisable for a seven-year period. The value of the warrants in the amount of $34,000 has been amortized as of July 31, 2004.
      On March 10, 2003, we issued options to purchase 100,000 shares of Class A Common Stock to a non-employee member of our board of directors as compensation for consulting services. The estimated fair value of the options was determined by management to be $42,000 by utilizing the Black-Scholes option pricing model.
      The allocation of the proceeds from the sale of our Series D Preferred Stock and warrants issued in our April 30, 2003 private placement between the fair value of the Series D Preferred Stock and the fair value of the detachable warrants required management to estimate the fair value of the warrants. Management’s estimate resulted in a beneficial conversion feature in the amount of $106,730. The discount was immediately accreted and treated as a deemed dividend to the holder of the Series D Preferred Stock as all of the Series D Preferred Stock was eligible for conversion upon issuance.
      In connection with the private placement that closed during April and May of 2003, we incurred fees that were paid by issuing warrants to purchase 110,680 shares of Class A Common Stock at an exercise price of $1.47 per share. The fair value of the warrants was determined by management to be $87,800 by utilizing the Black-Scholes option pricing model.
      We estimate the fair value of our reporting units based on the net present value of expected future cash flows. The use of this method requires management to make estimates of the expected future cash flows of the reporting unit and our weighted average cost of capital. Estimating the weighted average cost of capital requires management to make estimates for long-term interest rates and risk premiums. Management estimated these items based on information that was available to management at the time we prepared our estimate of the fair value of the reporting unit. Changes in either the expected cash flows or the weighted average cost of capital could have a significant impact on the estimated fair value of our reporting units.
      Impairments of goodwill and acquired intangibles in the amount of $982,000 were recorded during the year ended July 31 2003. During the fourth quarter of fiscal 2003, the goodwill of the EC Service Bureau was tested for impairment due to a significant decline in revenues and operating income resulting primarily from the bankruptcy of its largest customer. An impairment loss of $982,142 was recognized as a result of this evaluation. The fair value of the EC Service Bureau reporting unit was estimated using the net present value of expected future cash flows.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Fiscal Year Ended July 31, 2005 Compared with Fiscal Year Ended July 31, 2004.

Results of Operations — Consolidated
      The following table reflects consolidated operating data by reported segment. All significant intersegment activity has been eliminated. Accordingly, the segment results below exclude the effect of transactions with our subsidiaries.

	Year Ended July 31,

	2005	2004

Income (loss) before income taxes:
ICC.NET	$(863,883)	$(3,974,708)
EC Service Bureau	1,128,267	(111,901)

Consolidated income/(loss) before income taxes	$264,384	$(4,086,609)

Results of Operations — ICC.NET
      Our ICC.NET service uses the Internet and our proprietary technology to deliver our customers’ documents and data files to members of their trading communities, many of which may have incompatible systems, by translating the documents and data files into any format required by the receiver. In addition, ICC.NET facilitates the development and operation of comprehensive business-to-business e-commerce solutions. These professional services allow our customers to conduct business electronically through a continuum of services including eConsulting, data transformation mapping (EDI, EAI, XML) and internetworking. The following table summarizes operating results for ICC.NET:

	Year Ended July 31,

	2005	2004

Revenues:
VAN services	$10,482,266	$9,065,373
Professional services	551,522	907,706
Mapping services	232,269	300,731

	11,266,057	10,273,810
Expenses:
Cost of services	4,280,000	5,940,278
Product development and enhancement	478,798	789,535
Selling and marketing	1,972,224	2,953,102
General and administrative	4,743,712	3,785,157
Non-cash charges for stock-based compensation	692,452	800,840

	12,167,186	14,268,912

Operating loss	(901,129)	(3,995,102)
Other income, net	37,246	20,394

Loss before income taxes	$(863,883)	$(3,974,708)

      Revenues — ICC.NET — Revenues from ICC.NET were 67% of our total consolidated revenues for the fiscal year ended July 31, 2005 (“2005”) and 88% for the fiscal year ended July 31, 2004 (“2004”). Total ICC.NET revenue increased $992,000 in 2005 from 2004, or approximately 10%. The increase in VAN services revenue is attributable to an increase in transaction volume and an increase in mailbox fees. Professional services revenue decreased $356,000 in 2005 from 2004 or approximately 39%. Mapping services revenue decreased $68,000 or approximately 23% in 2005 from 2004 primarily due to continued slow demand for these services.
      Cost of services — ICC.NET — Cost of services relating to ICC.NET was 38% of revenue derived from the ICC.NET service in 2005, compared to 58% of revenue derived from this service in 2004. Cost of services related to ICC.NET consists primarily of salaries and employee benefits, contract labor, connectivity fees, amortization, rent and product development and enhancement allocation. This decrease was a result of a $718,000 decrease in salaries and benefits due to a reduction in personnel, a $188,000 decrease in connectivity fees due to a switch in our primary connectivity vendor, and a $176,000 decrease in rent due primarily to a decrease in office space occupied by client services personnel. Also included was a $173,000 decrease in allocation of product and development costs due to a decrease in headcount in product development as well as a decrease in depreciation of $78,000.
      Product development and enhancement — ICC.NET — Product development and enhancement costs relating to ICC.NET consist primarily of salaries and employee benefits. Product development and enhancement costs decreased $311,000 in 2005 from 2004. Salaries and employee benefits decreased $399,000 in 2005 from 2004. Depreciation expense decreased $33,000 in 2005 from 2004 due to assets reaching the end of their useful lives. Offsetting these decreases, allocation of product development salaries to other departments decreased $168,000 in 2005 from 2004.
      Selling and marketing — ICC.NET — Selling and marketing expenses relating to ICC.NET service consist primarily of salaries and employee benefits, travel-related costs, rent and advertising and trade show costs. Selling and marketing expenses related to ICC.NET service decreased $981,000 in 2005 from 2004. This decrease was due primarily to a $552,000 decrease in salaries and benefits and a $190,000 decrease in travel expenses attributable to a decrease in the number of employees traveling. In addition, commencing in the first quarter of fiscal 2005, we began allocating a portion of the cost of sales and marketing functions to the EC Service Bureau segment based on the level of effort utilized in selling EC Service Bureau products. The allocation was $88,000 for fiscal year 2005.
      General and administrative — ICC.NET — General and administrative expenses supporting ICC.NET consist primarily of salaries and employee benefits, legal and professional fees, facility costs, travel meals and entertainment, depreciation, amortization and telephone charges. General and administrative costs supporting the ICC.NET service increased $959,000 in 2005 from 2004. Salaries and benefits increased $1,108,000 in 2005 from 2004 due to retention payments of $118,000 as a result of the move out of New York City, establishment of an executive bonus program, and the strengthening of executive management by the addition of a new chief executive officer and chief operating officer in March 2004. One time relocation expenses for the corporate office move were approximately $50,000 in 2005. These increases were offset by an increase in the corporate allocation to the EC Service Bureau. Commencing in the second fiscal quarter of 2003, ICC.NET began allocating a portion of the cost of executive management, human resources, accounting, and finance functions to the EC Service Bureau segment based on the level of services provided. In the third quarter of 2005, the cost of the MIS function was added to those being allocated. This corporate allocation to the EC Service Bureau segment increased $390,000 in fiscal 2005 from fiscal 2004, to $570,000 from $180,000.
      Non-cash charges — ICC.NET — In 2005, we recorded non-cash charges of $692,000. The adoption of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” in January of 2004 resulted in an expense of $509,000 in 2005. In January 2004, we implemented a voluntary stock option exchange program under which we offered to exchange certain outstanding options to purchase shares of our Class A Common Stock held by eligible employees, with exercise prices per share greater than or equal to $11.50 per share, for new options to purchase shares of Class A Common Stock. The fair value method has been applied prospectively to all employee and director awards granted, modified, or settled after July 31, 2004. In 2005, director’s fees to nonemployee board members payable in shares of Class A Common Stock resulted in an expense of $183,000. In 2004, we recorded non-cash charges of $801,000, inclusive of director’s fees paid to nonemployee board members payable in shares of Class A Common Stock of $130,000.

Results of Operations — EC Service Bureau
      Our EC Service Bureau manages and translates the data of small and mid-sized companies that exchange EDI data with large companies and provides various EDI and UPC services on an outsourced basis. Our EC Service Bureau also licenses EDI software. On June 22, 2004 we acquired Electronic Commerce Systems, Inc. and on March 17, 2005 we completed the acquisition of the assets of QRS’s MEC business, the operating results of which are reported in the EC Service Bureau segment. The following table summarizes operating results for our EC Service Bureau:

	Year Ended July 31,

	2005	2004

Revenues:
Services	$5,438,574	$1,430,993
Expenses:
Cost of services	1,758,147	796,212
Impairment of capitalized software	—	44,983

Total cost of services	1,758,147	841,195
Product development and enhancement	345,840	163,478
Selling and marketing	673,277	117,328
General and administrative	1,533,043	420,158

	4,310,307	1,542,159

Operating income (loss)	1,128,267	(111,166)
Other expense, net	—	(735)

Income (loss) before income taxes	$1,128,267	$(111,901)

      Revenues — EC Service Bureau — Revenues related to our EC Service Bureau were 33% and 12% of our total consolidated revenue in 2005 and 2004. The EC Service Bureau’s revenue was primarily generated from services performed. Revenue increased $4,008,000 or approximately 280% in 2005 from 2004, principally as a result of acquisitions.
      Cost of services — EC Service Bureau — Cost of services related to our EC Service Bureau consists primarily of salaries and employee benefits, amortization, connectivity fees, costs of software, product development and enhancement allocation and rent. Total cost of services relating to our EC Service Bureau was 32% of revenue derived from the EC Service Bureau in 2005 compared to 59% of these revenues in 2004. Excluding impairment of capitalized software, cost of services was 32% of EC Service Bureau revenue in 2005 compared to 56% of EC Service Bureau revenue in 2004. Excluding the capitalized software impairment charge, cost of services increased $962,000 in 2005 from 2004. Salaries and benefits increased $802,000 related to the acquisition of ECS in June 2004 and MEC in March 2005. Amortization increased $157,000 in 2005 due to the technology obtained in the acquisition of ECS. Connectivity fees increased $65,000 in 2005 due to an increase in the level of business conducted from the acquisition of ECS. Offsetting these increases, allocation of expense from the product development and enhancement department decreased $93,000 in 2005.
      Charges for impairment of capitalized software for in-process projects that management decided, due to unfavorable market conditions continuing into the foreseeable future, were $0 in 2005 and $45,000 in 2004.
      Product development and enhancement — EC Service Bureau — Product development and enhancement costs consist primarily of salaries and employee benefits and rent. Product development and enhancement costs incurred by our EC Service Bureau increased $182,000 in 2005 from 2004. Salaries and benefits increased $97,000 in 2005 due primarily to a change in the mix of employees with the ECS acquisition. In addition, allocation of product development salaries to other departments decreased $99,000 in 2005.

      Selling and marketing — EC Service Bureau — Selling and marketing expenses relating to our EC Service Bureau consist primarily of salaries and employee benefits and rent. Selling and marketing expenses increased $556,000 in 2005 from 2004. Salaries and benefits increased $343,000 in 2005. Amortization increased $93,000 due to the amortization of customer relationships obtained in the acquisition of ECS and MEC. Allocation of selling and marketing expenses increased $88,000 in 2005. See “Selling and marketing — ICC.NET” above for a discussion of the allocation of selling and marketing expenses between segments.
      General and administrative — EC Service Bureau — General and administrative expenses relating to our EC Service Bureau consist primarily of salaries and employee benefits, office expenses, depreciation, telephone and rent. General and administrative costs increased $1,113,000 in 2005 from 2004. Salaries and employee benefits increased $448,000 in 2005 due primarily to an increase in the number of employees. Bad debt expense increased $101,000 in 2005 due to the addition of estimated reserves required for uncollected accounts. Allocation of general and administrative expenses from ICC.NET increased $390,000 in 2005. See “General and administrative — ICC.NET” above for a discussion of the allocation of general and administrative expenses between segments.
Fiscal Year Ended July 31, 2004 Compared with Fiscal Year Ended July 31, 2003.

Results of Operations — Consolidated
      The following table reflects consolidated operating data by reported segment. All significant intersegment activity has been eliminated. Accordingly, the segment results below exclude the effect of transactions with our subsidiaries.

	Year Ended July 31,

	2004	2003(1)

Loss before income taxes:
ICC.NET	$(3,974,708)	$(4,872,216)
EC Service Bureau	(111,901)	(1,132,102)

Consolidated loss before income taxes	$(4,086,609)	$(6,004,318)

(1)	Restated to include the results of professional services activities in the ICC.NET segment. These activities were previously reported in the Professional Services segment.

Results of Operations — ICC.NET
      The following table summarizes operating results for ICC.NET:

	Year Ended July 31,

	2004	2003(1)

Revenues:
VAN services	$9,065,373	$8,237,525
Professional services	907,706	1,728,447
Mapping services	300,731	571,063
Services to Triaton	—	58,333

	10,273,810	10,595,368

	Year Ended July 31,

	2004	2003(1)

Expenses:
Cost of services	5,940,278	6,886,672
Impairment of software inventory	—	248,092

Total cost of services	5,940,278	7,134,764
Product development and enhancement	789,535	975,583
Selling and marketing	2,953,102	2,899,315
General and administrative	3,785,157	3,955,108
Non-cash charges for stock-based compensation	800,840	139,415

	14,268,912	15,104,185

Operating loss	(3,995,102)	(4,508,817)
Other (expense) income, net	20,394	(363,399)

Loss before income taxes	$(3,974,708)	$(4,872,216)

(1)	Restated to include the results of professional services activities in the ICC.NET segment. These activities were previously reported in the Professional Services segment.
      Revenues — ICC.NET — Revenues from ICC.NET were 88% of our total consolidated revenues for both the fiscal year ended July 31, 2004 (“2004”) and the fiscal year ended July 31, 2003 (“2003”). Total ICC.NET revenue decreased $322,000 in 2004 from 2003, or approximately 3%. Revenue from VAN services and services to Triaton GmbH (“Triaton”), a European based customer, increased $770,000, or approximately 9%, in 2004 from the prior year. The increase in VAN services revenue is attributable to an increase in transaction volume. Professional services revenue decreased $821,000 in 2004 from 2003, or approximately 47%. Revenue from EDI educational services and seminars decreased $450,000 and revenue from other professional services decreased $371,000 in 2004 from 2003. We discontinued our EDI educational services and seminars in January 2004. The decrease in revenue from other professional service is attributable to continued slow demand for these services resulting from increased in-house performance by potential customers and from a highly competitive environment. Mapping services revenue decreased $270,000, or approximately 47%, in 2004 from 2003 primarily due to continued slow demand for these services resulting from overseas competition.
      Cost of services — ICC.NET — Cost of services relating to ICC.NET was 58% of revenue derived from the ICC.NET service in 2004, compared to 67% of revenue derived from this service in 2003. Excluding the impairment of software inventory, the total cost of services was 58% of revenue derived from this service in 2004, compared to 65% of this revenue in 2003. Cost of services related to ICC.NET consists primarily of salaries and employee benefits, contract labor, connectivity fees, amortization, rent and product development and enhancement allocation. Cost of services excluding impairment of software inventory decreased $946,000 in 2004 from 2003. Salaries and employee benefits decreased $636,000 primarily due to a reduction of personnel to 25 at the end of 2004 from 36 at the beginning of 2003. Contract labor decreased $217,000 in 2004 from 2003 due to a decrease in the use of consultants attributable to a decrease in the number of professional services projects. Cost of services relating to VAN services decreased to $3,568,000 in 2004 from $3,744,000 in 2003. Cost of services relating to mapping services increased to $1,452,000 in 2004 from $1,424,000 in 2003. There were no costs of services relating to services provided to Triaton in 2004 or 2003. Impairment of software inventory of $248,000 in 2003 represents a write-down of software inventory held by the professional services reporting unit resulting from insufficient historical and projected revenue from these products to support the recoverability of that carrying value. We anticipate that ICC.NET cost of services will decline as a percentage of revenue in future periods due to increased utilization of our existing communications infrastructure as we expect the use of our VAN service to increase.

      Product development and enhancement — ICC.NET — Product development and enhancement costs relating to ICC.NET consist primarily of salaries and employee benefits. Product development and enhancement costs decreased $186,000 in 2004 from 2003. Salaries and employee benefits decreased $123,000 in 2004 from 2003 due primarily to a reduction in headcount to nine at the end of 2004 from ten at the end of 2003. Consulting costs decreased $22,000 in 2004 from 2003 due to increased reliance on staff. In addition, allocation of product development and enhancement salaries to non-development departments increased $29,000 in 2004 from 2003.
      Selling and marketing — ICC.NET — Selling and marketing expenses relating to ICC.NET service consist primarily of salaries and employee benefits, travel-related costs, rent and advertising and trade show costs. Selling and marketing expenses related to ICC.NET service increased $54,000 in 2004 from 2003. Consulting costs increased $59,000 in 2004 from 2003 primarily due to the use of a consultant for trade shows. Rent increased $41,000 in 2004 from 2003 primarily due to an allocation of rent to selling and marketing departments in 2004. Publications, dues and subscription expenses increased $34,000 in 2004 from 2003 due to increased use of industry publications and services. Travel and entertainment expenses increased $22,000 in 2004 from 2003 due to more travel to sales calls and trade shows. Allocation of product development and enhancement salaries to selling and marketing increased $18,000 in 2004 from 2003 due to increased technical sales activity. Severance payments were $12,000 in 2004, and there were no such payments in 2003. These increases were partially offset by a decrease in salaries and benefits of $188,000 in 2004 from 2003 due to a reduction in headcount to 14 at the end of 2004 from 17 at the end of 2003.
      General and administrative — ICC.NET — General and administrative expenses for ICC.NET consist primarily of salaries and employee benefits, legal and professional fees, facility costs, travel, meals and entertainment, depreciation, amortization and telephone charges. General and administrative costs supporting the ICC.NET service decreased $170,000 in 2004 from 2003. Depreciation decreased $202,000 in 2004 from 2003 primarily as a result of fewer assets being acquired and more assets becoming fully depreciated. Equipment rental and maintenance expense decreased $98,000 in 2004 from 2003 as a result of an increased proportion of these expenses being allocated to non-general and administrative departments. Investor relation fees decreased $78,000 in 2004 from 2003 as a result of discontinuing the use of an external public relations firm and performing public relations functions in house. These decreases were partially offset by increases in salaries and employee benefits of $224,000 due primarily to the strengthening of executive management through the addition of a new Chief Executive Officer and Chief Operating Officer. Commencing in the quarter ended January 31, 2003, ICC.NET began allocating the costs of executive management, human resources, accounting and finance tasks to the EC Service Bureau segment based on the level of services provided. In 2004, these allocations totaled $180,000.
      Non-cash charges — ICC.NET — In 2004, we recorded non-cash charges of $801,000. The adoption of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” in 2004 resulted in an expense of $656,000 in 2004. In January 2004, we implemented a voluntary stock option exchange program under which we offered to exchange certain outstanding options to purchase shares of our Class A Common Stock held by eligible employees, with exercise prices per share greater than or equal to $11.50 per share, for new options to purchase shares of Class A Common Stock. The fair value method has been applied prospectively to all employee and director awards granted, modified, or settled after July 31, 2003. In 2004, director’s fees paid to nonemployee board members payable in shares of Class A Common Stock resulted in an expense of $130,000. In 2003, we recorded non-cash charges of $139,000. In 2003, director’s fees paid to nonemployee board members payable in shares of Class A Common Stock resulted in an expense of $79,000. In addition, $60,000 of expense was recognized during 2003 for Class A Common Stock and options issued to a non-employee member of our board of directors as compensation for consulting services.
      Other income, net — ICC.NET — The sale of marketable securities held for investment resulted in investment income of $68,000 in 2004 and in investment loss of $19,000 in 2003. An impairment charge of $318,000 was recorded in 2003 for the write down of available-for-sale marketable securities due to an other than temporary decline in value.

Results of Operations — EC Service Bureau
      The following table summarizes operating results for our EC Service Bureau:

	Year Ended July 31,

	2004	2003

Revenues:
Services	$1,430,993	$1,487,946
Expenses:
Cost of services	796,212	735,136
Impairment of capitalized software	44,983	148,479

Total cost of services	841,195	883,615
Product development and enhancement	163,478	135,358
Selling and marketing	117,328	135,411
General and administrative	420,158	483,522
Impairment of acquired intangibles	—	982,142

	1,542,159	2,620,048

Operating loss	(111,166)	(1,132,102)
Other expense, net	(735)	—

Loss before income taxes	$(111,901)	$(1,132,102)

      Revenues — EC Service Bureau — Revenue related to our EC Service Bureau was 12% of our total consolidated revenue in 2004 and in 2003. The EC Service Bureau’s revenue was primarily generated from services performed, customer support and software licensing fees. Revenue decreased $57,000 or approximately 4% in 2004 from 2003.
      Cost of services — EC Service Bureau — Cost of services related to our EC Service Bureau consists primarily of salaries and employee benefits, costs of software, product development and enhancement allocation and rent. Total cost of services relating to our EC Service Bureau was 59% of revenue derived from the EC Service Bureau in 2004 compared to 58% of these revenues in 2003. Excluding impairment of capitalized software, cost of services was 56% of EC Service Bureau revenue in 2004 compared to 49% of EC Service Bureau revenue in 2003. Excluding the capitalized software impairment charge, cost of services increased $61,000 in 2004 from 2003. The cost of sales of ECS software made prior to the acquisition of ECS in June 2004 increased $92,000 in 2004 from 2003 due to increased sales. Salaries and employee benefits decreased $39,000 in 2004 from 2003. Excluding the effects of the acquisition of ECS, salaries and employee benefits decreased $94,000 in 2004 from 2003 due to a reduction in headcount to seven at the end of 2004 from fourteen at the end of 2003, and the acquisition of ECS resulted in an increase in salaries and employee benefits of $55,000 in 2004.
      Charges for impairment of capitalized software for in-process projects that management decided, due to unfavorable market conditions continuing into the foreseeable future, not to complete were $45,000 in 2004 and $148,000 in 2003.
      Product development and enhancement — EC Service Bureau — Product development and enhancement costs consist primarily of salaries and employee benefits and rent. Product development and enhancement costs incurred by our EC Service Bureau increased $28,000 in 2004 from 2003. In 2003, $16,000 of product development and enhancement salaries were capitalized, and no salaries were capitalized in 2004. The acquisition of ECS resulted in an increase in salaries and employee benefits of $12,000 in 2004.
      Selling and marketing — EC Service Bureau — Selling and marketing expenses relating to our EC Service Bureau consist primarily of salaries and employee benefits and rent. Selling and marketing expenses decreased $18,000 in 2004 from 2003. Excluding the acquisition of ECS, salaries and employee benefits decreased $50,000 in 2004 from 2003 due to a reduction in headcount to one at the end of 2004 from three at the end of 2003, and the acquisition of ECS resulted in an increase in salaries and employee benefits of $47,000 in 2004.
      General and administrative — EC Service Bureau — General and administrative expenses relating to our EC Service Bureau consist primarily of salaries and employee benefits, office expenses, depreciation, telephone and rent. General and administrative costs decreased $63,000 in 2004 from 2003. Excluding the acquisition of ECS, salaries and employee benefits decreased $180,000 in 2004 from 2003 due to a reduction in headcount to one in 2004 from four in 2003, and the acquisition of ECS resulted in an increase in salaries and employee benefits of $41,000 in 2004. This was offset by an increase of $45,000 in general and administrative support staff salary and benefits allocated to the EC Service Bureau in 2004 from 2003. See “General and administrative — ICC.NET” above for a discussion of the allocation of general and administrative expenses between segments.
      Impairment of Acquired Intangibles — EC Service Bureau — During the fourth quarter of fiscal 2003, the goodwill of the EC Service Bureau was tested for impairment due to a significant decline in revenues and operating income resulting primarily from the bankruptcy of its largest customer. An impairment loss of $982,142 was recognized as a result of this evaluation. The fair value of the EC Service Bureau reporting unit was estimated using the net present value of expected future cash flows.
Liquidity and Capital Resources
      Our principal sources of liquidity, which consist of cash and cash equivalents, increased to $3,983,000 as of July 31, 2005 from $3,790,000 as of July 31, 2004. We believe these resources will provide us with sufficient liquidity to continue in operation through July 31, 2006.
      On a sequential quarterly basis, cash provided/(used) in operating activities for the first, second, third and fourth quarters of fiscal 2005 was $18,000, $(318,000), $282,000, and $572,000, respectively compared to cash usage in fiscal 2004 for the first, second, third and fourth quarters of $(1,103,000), $(819,000), $(433,000) and $(521,000), respectively.
      During April and May 2003, we completed a private placement of Class A Common Stock, Series D Convertible Redeemable Preferred Stock and warrants to purchase shares of Class A Common Stock (the “2003 Private Placement”) for aggregate gross proceeds of approximately $2,085,000. In the 2003 Private Placement, we sold 1,682,683 shares of Class A Common Stock and warrants to purchase 1,346,116 of Class A Common Stock providing gross proceeds of approximately $1,835,000 and 250 shares of Series D Convertible Redeemable Preferred Stock (“Series D Preferred”) and warrants to purchase 153,845 shares of Class A Common Stock for $250,000. All warrants are immediately exercisable and have an exercise price of $1.47 per share. The warrants are exercisable until the fifth anniversary of the date of issuance. In addition, the warrants are redeemable at our option if the closing bid price of our Class A Common Stock exceeds 200% of the exercise price of the warrants for 30 consecutive trading days. The redemption price is $0.10 per share for each share issuable under the warrants.
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
      Approximately 21%, or $432,000, of the gross proceeds from the 2003 Private Placement was received from directors and officers and entities with which directors are affiliated. Subsequent to the completion of the 2003 Private Placement, we determined that in order to comply with NASD Marketplace Rule 4350(i)(1)(A), the purchase price per share for the shares of Class A Common Stock purchased by directors and officers should be increased to market value, and on June 17, 2003 the directors and officers agreed to do so. As a result, two directors and three officers agreed to pay an additional $0.58 per share, or an aggregate of $85,502, for the shares of Class A Common Stock they purchased in the private placement. In August 2003, we paid bonuses of approximately $40,000 to reimburse the officers for their additional $0.58 per share payment and in January 2004, at the request of the NASD, these officers returned to us an aggregate of 11,091 shares of Class A Common Stock they purchased in the private placement in order to increase their purchase price to $1.45 per share without regard to the bonuses.
      In addition, on May 30, 2003, we executed an Accounts Receivable Financing Agreement (“Financing Agreement”) with Silicon Valley Bank (“Bank”) with an initial term of one year. Under the Financing Agreement, we may borrow, subject to certain conditions, up to 80% of our outstanding accounts receivable up to a maximum of $2,000,000. The Financing Agreement has been amended on October 22, 2003, August 31, 2004 and March 16, 2005. As of the last amendment to the Financing Agreement, the applicable interest rate is the prime rate plus .25% as long as our adjusted quick ratio is 1.25% or greater and prime rate plus .75% if our adjusted quick ratio is less than 1.25%. The Company also pays a collateral handling fee equal to .15% on the average daily outstanding receivable balance as long as its adjusted quick ratio is 1.25% or greater, going to .35% if our adjusted quick ratio is less than 1.25%. Interest is payable monthly. The Bank has been granted a security interest in substantially all of our assets. In connection with the Financing Agreement, we issued the bank warrants to purchase 40,000 shares of Class A Common Stock. The warrants are immediately exercisable at an exercise price of $1.39, equal to the fair market value of the Class A Common Stock on the date of closing of the Financing Agreement. The warrants are exercisable for a seven-year period. The fair value of the warrants in the amount of approximately $34,000 has been amortized to interest expense in the years ended July 31, 2004 and 2003 in the amount of approximately $28,400 and $5,700, respectively. The last Financing Agreement amendment extends its term through March 16, 2006. At July 31, 2005, there were no amounts outstanding under the financing arrangement.
      On April 20, 2004, we completed a private placement of Class A Common Stock and warrants to purchase shares of our Class A Common Stock (the “2004 Private Placement”) for aggregate gross proceeds of approximately $4,955,500. In the 2004 Private Placement we sold 2,831,707 shares of Class A Common Stock and warrants to purchase 849,507 shares of Class A Common Stock. These warrants are exercisable for five years commencing on October 20, 2004 at an exercise price of $2.22 per share. No directors, officers or entities with which directors or officers are affiliated participated in the 2004 Private Placement.
      In connection with the 2004 Private Placement, we incurred fees and expenses of $748,488, of which $423,274 was paid in cash at closing, $99,309 was accrued and later paid in cash and $225,905 was paid by issuing warrants to purchase 283,170 shares of Class A Common Stock. The fair value of the warrants was estimated by management using the Black Scholes option-pricing model. These warrants have substantially the same terms as the warrants issued in the 2004 Private Placement.
      We have a net operating loss carryforward of approximately $76.4 million to offset future taxable income for federal income tax purposes. The utilization of the loss carryforward to reduce any such future income taxes will depend on our ability to generate sufficient taxable income prior to the expiration of the net operating loss carryforwards. The carryforward expires from 2007 to 2024. The Internal Revenue Code of 1986, as amended, and the regulations promulgated thereunder contain provisions which limit the use of available net operating loss carryforwards in any given year should significant changes (greater than 50%) in ownership interests occur. Therefore, the net operating loss carryover of approximately $1.9 million incurred prior to our initial public offering is subject to an annual limitation of approximately $400,000 until that portion of the net operating loss is utilized or expires. Due to a private placement of Series A Preferred Stock in April 1999, the net operating loss carryover of approximately $18 million incurred prior to the private placement and subsequent to the initial public offering is subject to an annual limitation of approximately $1 million until that portion of the net operating loss is utilized or expires. Due to the 100% ownership change when we acquired RTCI, RTCI’s net operating loss of approximately $6.5 million incurred prior to the ownership change is subject to an annual limitation of approximately $1.4 million until that portion of the net operating loss is utilized or expires. Also, due to a 100% ownership change of ECS in June 2004, the acquired net operating loss of approximately $1.1 million incurred prior to the ownership change is subject to an annual limitation of approximately $128,000 until that portion of the net operating loss is utilized or expires.
Consolidated Working Capital
      Our consolidated working capital increased by $666,000 to $4,864,000 at July 31, 2005 from $4,198,000 at July 31, 2004. Our net accounts receivable increased by $1,322,000 to $3,476,000 at July 31, 2005 from $2,154,000 at July 31, 2004 due primarily to the addition of 1,500 new billable customers in connection with the acquisition of MEC in March 2005.
Analysis of Cash Flows
      Cash provided by our operating activities as of July 31, 2005 was $554,000 as compared to cash used in operating activities of $(2,876,000) and $(1,701,000) for the fiscal years ending July 31, 2004 and 2003, respectively.
      Cash used in our investing activities was $(328,000) as of July 31, 2005. Cash provided by our investing activities was $140,000 and $7,000 for fiscal years ending July 31, 2004 and 2005, respectively. By the end of fiscal 2004, we had disposed of all of our non-cash investments and no such activity was recorded in fiscal 2005. In addition, in fiscal 2005 we made investments of $415,000, principally in new technology, as opposed to investments of $63,000 and $61,000 in fiscal years 2004 and 2003, respectively.
      Cash used by our financing activities as of July 31, 2005 was $(33,000) compared to cash provided by financing activities of $4,242,000 and $1,889,000 for fiscal years ending July 31, 2004 and 2003, respectively. In fiscal 2005, we did not participate in any material equity financings as opposed to equity offerings that occurred in both fiscal 2004 and 2003.
      Fiscal 2005 is the first year that we have shown an increase in cash without having had to complete a material equity financing.
Off-Balance Sheet Arrangements
      We do not have any off-balance sheet arrangements.
Tabular Disclosure of Contractual Obligations
      We enter into many contractual and commercial undertakings during the ordinary course of business. The following table summarizes information about certain of our obligations at July 31, 2005. The table should be read together with the Notes to the Consolidated Financial Statements included elsewhere in this annual report.

			Payments Due by Period

		Less than		More than
Contractual Obligation	Total	One Year	1-2 Years	2 Years

Capital lease obligations	$3,645	$3,645	$—	$—
Operating lease obligations	$7,121,473	$1,407,763	$1,439,739	$4,273,971

Total	$7,125,118	$1,411,408	$1,439,739	$4,273,971

Recent Accounting Pronouncements
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
      In December 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123” (“SFAS 148”). SFAS 148 amends SFAS 123, “Accounting for Stock-Based Compensation,” to provide alternative methods to account for the transition from the intrinsic value method of recognition of stock-based employee compensation in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees,” to the fair value recognition provisions under SFAS 123. SFAS 148 provides two additional methods of transition and will no longer permit the SFAS 123 prospective method to be used for fiscal years beginning after December 15, 2003. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the pro-forma effects had the fair value recognition provisions of SFAS 123 been used for all periods presented. The adoption of SFAS 148 did not have a significant impact on the Company’s consolidated financial position or results of operations. The Company adopted the fair-value recognition provisions of SFAS 123 in January 2004.
      In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities (“FIN 46”). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, the FASB issued FIN No. 46 (Revised) (“FIN 46R”) to address certain FIN 46 implementation issues. This interpretation requires that the assets, liabilities and results of activities of a Variable Interest Entity (“VIE”) be consolidated into the financial statements of the enterprise that is the primary beneficiary of the VIE. FIN 46R also requires additional disclosures by primary beneficiaries and other significant variable interest holders. This interpretation is effective no later than the end of the first interim or reporting period ending after March 15, 2004, except for those VIE’s that are considered to be special purpose entities, for which the effective date is no later than the end of the first interim or annual reporting period ending after December 15, 2003. We adopted FIN 46 in its entirety as of January 31, 2003. Since we have no VIE’s, the adoption of FIN 46 did not have an impact on our financial position or results of operations.
      In April 2003, the FASB issued SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”), which amends and clarifies accounting for derivative instruments and for hedging activities under SFAS 133. Specifically, SFAS 149 requires that contracts with comparable characteristics be accounted for similarly. Additionally, SFAS 149 clarifies the circumstances in which a contract with an initial net investment meets the characteristics of a derivative and when a derivative contains a financing component that requires special reporting in the statement of cash flows. SFAS 149 became generally effective for contracts entered into or modified after June 30, 2003 and did not have a significant impact on our consolidated financial position or results of operations.
      In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise became effective at the beginning of the first interim period beginning after June 15, 2003. For financial instruments created before the issuance date of SFAS 150 and still existing at the beginning of the interim period of adoption, the transition shall be achieved by reporting the cumulative effect of a change in an accounting principle by initially measuring the financial instruments at fair value or other measurement attributes required by SFAS 150. The adoption of SFAS 150, effective August 1, 2003, did not have a material impact on our consolidated financial position or results of operations.
      On December 6, 2004, the FASB issued FASB Statement No. 123 (revised 2004), “Share-Based Payment”, which is a revision of SFAS 123. Statement 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and amends FASB Statement No. 95, “Statement of Cash Flows.” The approach to accounting for share-based payments in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires that all share-based payments to employees, including grants of employee stock options, be recognized in the financial statements based on their fair values and no longer allows pro forma disclosure as an alternative to financial statement recognition. We have used financial statement recognition upon our adoption of Statement 123.

RISK FACTORS
Risks Relating to Our Company
      We reported our first profit ever for the fiscal year ending July 31, 2005. There can be no assurances that we may not incur losses again in the future. We have incurred significant losses since we were founded in 1991, and, as of July 31, 2005, we had an accumulated deficit of approximately $85.7 million.
      Over the past year, the VAN business has remained significantly price competitive. Our major competitors appear to be restructuring their VAN operations to reduce their overhead and other costs to better compete against Internet-based networks such as our ICC.NET service. While we have been successful in maintaining our margins and we have increased the volume of data transmitted through our VAN, we have experienced price erosion in competing for larger customers. Although we expect to continue to add new customers and increase the volume of data transmitted through our service, we do not expect our revenue from VAN services to continue to grow as rapidly as in the past. If our revenues grow at a slower rate than we anticipate, or decrease and we are unable to adjust spending in a timely manner or if our expenses increase without commensurate increases in revenues, our operating results will suffer and we may again report losses.
      While our primary focus in the past has been on growing our ICC.NET VAN service, we have attempted to diversify by acquiring ECS in June 2004 and the MEC operations in March 2005. We expect that our revenue from the ICC.NET segment will drop to approximately 60% of total revenue beginning in Fiscal 2006 and the revenue from the EC Service Bureau segment will grow to approximately 40% of total revenue. However, the success of our services depends to a large extent on the future of business-to-business electronic commerce and our ability to effectively compete in the marketplace. In particular, our success depends on the number of customers that subscribe to our services, the volume of the data, documents or other information they send or retrieve and the price we are able to charge for these services in light of competitive pressures.
      We face a significant number of competitors, ranging from very large enterprises or divisions of very large companies to a number of relatively small organizations. These competitors are diverse in terms of their histories, business models, corporate strategies, financial strength, name recognition, company reputation, customer base and breadth of offerings. Many of our large competitors have more history, significantly greater financial resources, larger customer bases and more easily recognized names than we do. As a result, our competitors may be able to respond more quickly to changing technology and changes in customer requirements or be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to potential customers and employees, or be able to devote greater resources to the development, promotion and sale of their services than we can. As a result, we may not be successful in competing against our competitors.
      New competition is emerging in the form of web services networks, collaborative applications, application service providers, e-marketplaces and integration broker suites. We have enhanced our technologies to communicate with these AS2-based technologies. As described above, we have developed new product and service offerings (AS2 and Data Synchronization) to improve our value proposition. However, there can be no assurance that these new product and service offerings will compete effectively and generate any significant revenues. Competitors providing these alternatives include Cyclone Corporation and Inovis. They offer software solutions that utilize the Internet to transmit data between trading partners. We believe that the high cost of implementation and the ongoing costs of supporting a company’s trading partners are a barrier to the wider acceptance of some of these product offerings in the marketplace.
      Furthermore, we rely on many of our competitors to interconnect with our service to promote an “open community” so all businesses can take advantage of the efficiencies of EDI, no matter what network they choose as their provider. In September 2001 and April 2002, two of our competitors, GXS and Sterling Commerce, terminated existing interconnect agreements with us, and we made alternative arrangements to serve our customers. However, GXS has subsequently purchased the company that was providing our alternative arrangement. Although we have a contract for interconnect services with the combined GXS through April 2006, there can be no assurances that the contract will be renewed or that the renewal will be at an acceptable cost. If not renewed, we will have to find an acceptable alternative.
      If we do not keep pace with rapid technological changes, customer demands and intense competition, we will not be successful. Our market is characterized by rapidly changing technology, customer demands and intense competition. The satisfactory performance, reliability and availability of our network infrastructure, customer support and document delivery systems and our web site are critical to our reputation and our ability to attract customers and maintain adequate customer service levels. If we cannot keep pace with these changes and maintain the performance and reliability of our network and customer service levels, our business will suffer. The Internet’s recent growth and the intense competition in our industry require us to continue to develop strategic business and Internet solutions that enhance and improve the customer service features, functions and responsiveness of our ICC.NET and other proposed services and that keep pace with continuing changes in information technology and customer requirements. We are actively searching for ways to expand our business and the products and services we offer to keep pace with the rapidly changing technology, customer demands and intense competition. However, there can be no assurance that we will be able to keep pace with these changes, and if we are not successful in developing and marketing enhancements to our ICC.NET VAN or other EC Service Bureau proposed services that respond to technological change or customer demands, our business will suffer.
      If we are unable to obtain necessary future capital, our business will suffer. We may need to raise additional funds if competitive pressures or technological changes are greater than anticipated, if we are unable to increase revenue at anticipated rates, if our expenses increase significantly or if our customers delay payment of our receivables or if we identify a suitable acquisition candidate that requires a cash outlay in order to complete the transaction. We cannot assure you that any additional financing will be available on reasonable terms or at all. Raising additional funds in the future by issuing securities could adversely affect our stockholders and negatively impact our operating results. If we raise additional funds through the issuance of debt securities, the holders of the debt securities will have a claim to our assets that will have priority over any claim of our stockholders. The interest on these debt securities would increase our costs and negatively impact our operating results. If we raise additional funds through the issuance of Class A Common Stock or securities convertible into or exchangeable for Class A Common Stock, the percentage ownership of our then-existing stockholders will decrease and they may experience additional dilution. In addition, any convertible or exchangeable securities may have rights, preferences and privileges more favorable to the holders than those of the Class A Common Stock.
      Failure of our third-party providers to provide adequate Internet and telecommunications service could result in significant losses of revenue. Our operations depend upon third parties for Internet access and telecommunications service. Frequent or prolonged interruptions of these services could result in significant losses of revenues. We have experienced outages in the past and could experience outages, delays and other difficulties due to system failures unrelated to our internal activities in the future. These types of occurrences could also cause users to perceive our services as not functioning properly and therefore cause them to use other methods to deliver and receive information. We have limited control over these third parties and cannot assure you that we will be able to maintain satisfactory relationships with any of them on acceptable commercial terms or that the quality of services that they provide will remain at the levels needed to enable us to conduct our business effectively.
      We may suffer systems failures and business interruptions that would harm our business. Our success depends in part on the efficient and uninterrupted operation of our VAN service, which is required to accommodate a high volume of traffic. Almost all of our network operating systems are located at the Securities Industry Automation Corporation (“SIAC”). SIAC runs all computing operations for the New York Stock Exchange and the American Stock Exchange. Our systems are vulnerable to events such as damage from fire, power loss, telecommunications failures, break-ins and earthquakes. This could lead to interruptions or delays in our service, loss of data or the inability to accept, transmit and confirm customer documents and data. Although we have implemented network security measures, our servers may be vulnerable to computer viruses, electronic break-ins, attempts by third parties deliberately to exceed the capacity of our systems and similar disruptions.
      If we are unable to manage our growth or successfully integrate acquisitions, our financial results will suffer. Our ability to implement our business plan successfully in a new and rapidly evolving market requires effective planning and growth management. If we cannot manage the integration of anticipated acquisitions, our business and financial results will suffer. We expect that we will need to continue to manage and to expand multiple relationships with customers, Internet service providers and other third parties. We also expect that we will need to continue to improve our financial systems, procedures and controls and will need to expand, train and manage our workforce, particularly our information technology and sales and marketing staffs.
      If we lose our net operating loss carryforward of approximately $76.6 million, our financial results will suffer. Section 382 of the Internal Revenue Code contains rules designed to discourage persons from buying and selling the net operating losses of companies. These rules generally operate by focusing on ownership changes among stockholders owning directly or indirectly 5% or more of the common stock of a company or any change in ownership arising from a new issuance of stock by a company. In general, the rules limit the ability of a company to utilize net operating losses after a change of ownership of more than 50% of its common stock over a three-year period. Purchases of our Class A Common Stock in amounts greater than specified levels could inadvertently create a limitation on our ability to utilize our net operating losses for tax purposes in the future. We are currently subject to a limitation on the utilization of our net operating loss carryforward.
      If we cannot successfully expand our business outside of the United States, our revenues and operating results will be adversely affected. Our current and future customers are conducting their businesses internationally. As a result, one component of our business strategy is to expand our international marketing and sales efforts, and if we do not successfully expand our business in this way, we may lose current and future customers.
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
      We must comply in the future with new and costly reporting requirements. Under current Securities and Exchange Commission regulations, we are considered a non-accelerated filer, as our market capitalization as of July 31, 2005 was under $75 million. As long as our market capitalization remains under $75 million through January 31, 2006, we will have to be compliant with Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX”) by July 31, 2007. Should our market capitalization be greater than $75 million as of January 31, 2006, we will have to be compliant with the SOX by July 31, 2006. The costs of implementing the requirements of the SOX have ranged from approximately $500,000 to over $1 million for smaller companies. Although we began our SOX compliance efforts in fiscal year of 2005, there can be no assurance that we can be in full compliance when required for reasonable costs.
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
      Privacy concerns may prevent customers from using our services. Concerns about the security of online transactions and the privacy of users may inhibit the growth of the Internet as a means of delivering business documents and data. We may need to incur significant expenses to protect against the threat of security breaches or to alleviate problems caused by security breaches. We rely upon encryption and authentication technology to provide secure transmission of confidential information. If our security measures do not prevent security breaches, we could suffer operating losses, damage to our reputation, litigation and possible liability. Advances in computer capabilities, new discoveries in the field of cryptography or other developments that render current encryption technology outdated may result in a breach of our encryption and authentication technology and could enable an outside party to steal proprietary information or interrupt our operations.
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

•	user privacy;

•	security;

•	pricing and taxation;

•	content; and

•	distribution.
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
Risks Relating to our Class A Common Stock
      The market price of our Class A Common Stock has been very volatile in the past, ranging from a low of $0.69 to a high of $2.19 to during fiscal 2005 and is likely to fluctuate substantially in the future. If our Class A Common Stock falls under $1.00 per share and fails to maintain a minimum bid price of $1.00 for 30 consecutive trading days, it may no longer be eligible for trading in the Nasdaq SmallCap Market.
      Shares eligible for future sale by our existing stockholders may adversely affect our stock price making it difficult to sell Class A Common Stock. Between January 1, 2003 and October 2004, we registered on one or more registration statements, an aggregate of 9,987,817 shares of our Class A Common Stock, which includes 3,016,917 shares of Class A Common Stock issuable upon the exercise of warrants to purchase shares of Class A Common Stock and 192,307 shares of Class A Common Stock issuable upon conversion of our Series D Preferred. The market price of our Class A Common Stock could be materially and adversely affected by sales of even a small percentage of these shares or the perception that these sales could occur.
      The market for our Class A Common Stock on the Nasdaq SmallCap Market may be illiquid, which would restrict the ability to sell shares of Class A Common Stock and could result in increased volatility in the trading prices for our Class A Common Stock. The price at which our Class A Common Stock will trade in the future cannot be predicted and will be determined by the market. The price may be influenced by many factors, including investors’ perceptions of our business, our financial condition, operating results and prospects, the use of the Internet for business purposes and general economic and market conditions.
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
      We believe that we are primarily exposed to interest rate risk. Interest rate risk refers to fluctuations in the value of a security resulting from changes in the general level of interest rates. Investments that are classified as cash and cash equivalents have original maturities of three months or less. Changes in interest rates may affect the value of these investments. At July 31, 2005, we did not have any material instruments subject to interest rate risk.

Item 8.	Financial Statements and Supplementary Data
      The response to this item is submitted in a separate section of this annual report, beginning on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      None.

Item 9A.	Controls and Procedures
      Our management, including our Chief Executive Officer and Chief Financial Officer, have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of July 31, 2005, pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of such date, our disclosure controls and procedures in place were effective to ensure material information and other information requiring disclosure is identified and communicated on a timely basis. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Item 9B.	Other Information
      None.
PART III

Item 10.	Directors and Executive Officers of the Registrant
      The information required by this item is incorporated by reference from the information contained in our Proxy Statement for the Annual Meeting of Stockholders expected to be filed with the Commission on or around November 28, 2005 under the captions “Code of Ethics,” “Election of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

Item 11.	Executive Compensation
      The information required by this item is incorporated by reference from the information contained in our Proxy Statement for the Annual Meeting of Stockholders expected to be filed with the Commission on or around November 28, 2005 under the caption “Executive Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      The information required by this item is incorporated by reference from the information contained in our Proxy Statement for the Annual Meeting of Stockholders expected to be filed with the Commission on or around November 28, 2005 under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.” See also “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Equity Compensation Plan Information.”

Item 13.	Certain Relationships and Related Transactions
      The information required by this item is incorporated by reference from the information contained in our Proxy Statement for the Annual Meeting of Stockholders expected to be filed with the Commission on or around November 28, 2005 under the caption “Certain Relationships and Related Transactions.”

Item 14.	Principal Accountant Fees and Services
      The information required by this item is incorporated by reference from the information contained in our Proxy Statement for the Annual Meeting of Stockholders expected to be filed with the Commission on or around November 28, 2005.
PART IV

Item 15.	Exhibits and Financial Statement Schedules
      (a) List of documents filed as part of the report:

1. Consolidated Financial Statements

See index to Consolidated Financial Statements and Schedule on page F-1

2. Financial Statement Schedule

See index to Consolidated Financial Statements and Schedule on page F-1

3. Exhibits
      The following documents are filed as exhibits to this Form 10-K, including those exhibits incorporated in this Form 10-K by reference to a prior filing under the Securities Act or the Exchange Act as indicated below:

Exhibit No.		Description

2.1		Agreement and Plan of Merger among the Company, ICC Acquisition Corporation, Inc., a wholly-owned subsidiary of the Company, Research Triangle Commerce, Inc., or RTCI, and the selling shareholders of RTCI(10)
2.2		Agreement and Plan of Merger among the Company, IDC, and the selling shareholders of IDC(4)
2.3		Agreement and Plan of Merger among the Company, ICC Acquisition Corporation, Inc., a wholly-owned subsidiary of the Company, Electronics Commerce Systems, Inc., or ECS, and certain shareholders of ECS(18)
3(i)	.1	Amended and Restated Certificate of Incorporation(1)
3(i)	.2	Certificate of Merger merging Infosafe Systems, Inc. and Internet Commerce Corporation(1)
3(i)	.3	Certificate of Amendment to the Amended and Restated Articles of Incorporation(2)
3(i)	.4	Certificate of Designations — Series A Convertible Redeemable Preferred Stock(1)
3(i)	.5	Certificate of Designations — Series C Preferred Stock(8)
3(i)	.6	Certificate of Designations — Series D Preferred Stock(8)
3(ii)	.1	Amended and Restated By-laws(6)
4.1		Specimen Certificate for Class A Common Stock(3)
4.2		Form of Class A Bridge Warrant issued in the 1998 bridge Financing(1)
4.3		Warrant Agreement dated January 12, 2000, by and among the Company and Cable and Wireless USA, Inc.(8)
4.4		Form of Class A Common Stock Warrant issued in the October 29, 2001 private placement(13)
4.5		Form of Warrant Agreement issued in the April 30, 2003 and May 1, 2003 private placement(15)
4.6		Form of Registration Rights Agreement dated April 30, 2003, among the Company and the purchasers of shares of Class A Common Stock identified therein(15)
4.7		Form of Registration Rights Agreement dated April 30, 2003, between the Company and Blue Water Venture Fund II, L.L.C.(15)
4.8		Warrant Agreement dated May 30, 2003 by and between Silicon Valley Bank, a California-chartered bank (“SVB”) and the Company(16)

Exhibit No.	Description

4.9	Registration Rights Agreement dated as of May 30, 2003 by and between SVB and the Company(16)
4.10	Form of Warrant Agreement issued in the April 20, 2004 private placement(17)
4.11	Form of Registration Rights Agreement dated as of April 20, 2004 between the Company and the purchasers of shares of Class A Common Stock identified therein(17)
4.12	Form of Registration Rights Undertaking dated June 22, 2004 by the Company in favor of the shareholders of ECS(19)
10.1	1994 Stock Option Plan(3)
10.2	Lease Agreement between 805 Third Ave. Co. and the Company relating to the rental of the Company’s current principal executive office(4)
10.3	Lease Agreement, dated as of May 21, 1999, between JB Squared LLC and the Company relating to the rental of approximately 4,000 square feet at the Lakeview Executive Center, 45 Research Way, East Setauket, New. York, 11733(5)
10.3	Master Agreement between Cable & Wireless PLC and the Company executed on November 24, 1999(7)
10.5	Amended and restated Stock Option Plan(9)
10.6	First Amendment to Lease Agreement, dated as of January, 2000, by and between JB Squared LLC and the Company relating to the rental of an additional approximately 4,800 square feet at the Lakeview Executive Center, 45 Research Way, East Setauket, New York, 11733(12)
10.7	First Amendment of Lease Agreement between Madison Third Building Companies LLC and the Company relating to the rental of additional Office space at 805 Third Avenue, New York, New York 10022(12)
10.8	Lease Agreement, dated as of August 2, 2000, by and between IDC Realty, LLC as landlord and the Company as tenant relating to the rental of an approximately 8,000 square feet facility used by the Company’s Service Bureau division(12)
10.9	Lease Agreement, dated as of November 1, 1999, by and between Shannon Oaks Partnership as landlord and RTCI as tenant relating to the rental of an approximately 8,000 square feet facility used by the Company’s Professional Services division(14)
10.10	License agreement with Triaton dated July 2002(13)
10.11	Form of Subscription Agreement dated as of April 30, 2003, among the Company and the purchasers of shares of Class A Common Stock identified therein(15)
10.12	Form of Subscription Agreement dated as of April 30, 2003, between the Company and Blue Water Venture Fund II, L.L.C. for the purchase of shares of Series D Preferred Stock(15)
10.13	Accounts Receivable Financing Agreement dated as of May 30, 2003 by and between SVB and the Company(16)
10.14	First Loan Modification Agreement dated as of October 22, 2003 by and between SVB and the Company(16)
10.15	Intellectual Property Security Agreement dated as of May 30, 2003 by and between SVB and the Company(16)
10.16	Form of Securities Purchase Agreement dated as of April 15, 2004 by and among the Company and the purchasers listed on Schedule 1 thereto(17)
10.17	Fourth Loan Modification Agreement dated as of March 16, 2005 by and between SVB and the Company(20)
10.18	Sublease Agreement dated as of May 18, 2005, by and between Bianco Hopkins & Associates, Inc. and the Company(21)
16.1	Letter from Deloitte & Touche LLP, dated January 19, 2005, to the Securities and Exchange Commission(22)
21.1	List of Subsidiaries*
23.1	Consent of Tauber & Balser, P.C.*
23.2	Consent of Deloitte & Touche LLP*

Exhibit No.	Description

31.1	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.

(1)	Incorporated by reference to the Company’s registration statement on Form S-3 (File no. 333-80043), as filed with the Securities and Exchange Commission on June 4, 1999.

(2)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended July 31, 1998, as filed with the Securities and Exchange Commission on October 29, 1998.

(3)	Incorporated by reference to the Company’s registration statement on form SB-2 (File no. 33-83940).

(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended October 31, 1997, as filed with the Securities and Exchange Commission on December 12, 1997.

(5)	Incorporated by reference to Amendment No. 3 to the Company’s registration statement on Form S-3 (File no. 333-80043), as filed with the Securities and Exchange Commission on October 18, 1999.

(6)	Incorporated by reference to the Company’s Current Report on Form 8-K dated June 30, 1999, as filed with the Securities and Exchange Commission on July 1, 1999.

(7)	Incorporated by reference to the Company’s Current Report on Form 8-K dated November 24, 1999, as filed with the Securities and Exchange Commission on December 1, 1999.

(8)	Incorporated by reference to Amendment No. 1 to the Company’s registration statement on Form S-3 (File no. 333-93301), as filed with the Securities and Exchange Commission on February 8, 2000.

(9)	Incorporated by reference to the Company’s proxy statement for the annual meeting of stockholders for the year ended July 31, 1999, as filed with the Securities and Exchange Commission on May 23, 2000.

(10)	Incorporated by reference to the Company’s Current Report on Form 8-K dated June 14, 2000, as filed with the Securities and Exchange Commission on June 15, 2000.

(11)	Incorporated by reference to the Company’s Current Report on Form 8-K dated August 2, 2000, as filed with the Securities and Exchange Commission on August 11, 2000.

(12)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended July 31, 2000, as filed with the Securities and Exchange Commission on October 13, 2000.

(13)	Incorporated by reference to the Company’s registration statement on Form S-3 (file No. 333-99059), as filed with the Securities and Exchange Commission on August 30, 2002.

(14)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended July 31, 2002, as filed with the Securities and Exchange Commission on October 31, 2002.

(15)	Incorporated by reference to the Company’s Current Report on Form 8-K dated April 30, 2003, as filed with the Securities and Exchange Commission on May 2, 2003.

(16)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended July 31, 2003, as filed with the Securities and Exchange Commission on October 31, 2003.

(17)	Incorporated by reference to the Company’s Current Report on Form 8-K dated April 20, 2004, as filed with the Securities and Exchange Commission on April 20, 2004.

(18)	Incorporated by reference to the Company’s Current Report on Form 8-K dated May 25, 2004, as filed with the Securities and Exchange Commission on May 26, 2004.

(19)	Incorporated by reference to the Company’s Current Report on Form 8-K dated June 22, 2004, as filed with the Securities and Exchange Commission on June 22, 2004.
      (b) Exhibits

See index to exhibits on page 44.
      (c) Financial Statement Schedule

See index to Consolidated Financial Statements and Schedule on page F-1.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNET COMMERCE CORPORATION

By:	/s/ Thomas Stallings

Thomas Stallings
Chief Executive Officer

By:	/s/ Glen Shipley

Glen Shipley
Chief Financial Officer
Date: October 31, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas J. Stallings Thomas J. Stallings	Chief Executive Officer and Director (Principal Executive Officer)	October 31, 2005

/s/ Glen Shipley Glen Shipley	Chief Financial Officer	October 31, 2005

/s/ Richard J. Berman Richard J. Berman	Director	October 31, 2005

/s/ G. Michael Cassidy G. Michael Cassidy	Director	October 31, 2005

/s/ Kim D. Cooke Kim D. Cooke	Director	October 31, 2005

/s/ Donald R. Harkleroad Donald R. Harkleroad	Director	October 31, 2005

/s/ Paul D. Lapides Paul D. Lapides	Director	October 31, 2005

/s/ Arthur R. Medici Arthur R. Medici	Director	October 31, 2005

/s/ John S. Simon John S. Simon	Director	October 31, 2005

EXHIBIT INDEX

Exhibit No.		Description

2.1		Agreement and Plan of Merger among the Company, ICC Acquisition Corporation, Inc., a wholly-owned subsidiary of the Company, Research Triangle Commerce, Inc., or RTCI, and the selling shareholders of RTCI(10)
2.2		Agreement and Plan of Merger among the Company, IDC, and the selling shareholders of IDC(4)
2.3		Agreement and Plan of Merger among the Company, ICC Acquisition Corporation, Inc., a wholly-owned subsidiary of the Company, Electronics Commerce Systems, Inc., or ECS, and certain shareholders of ECS(18)
3(i)	.1	Amended and Restated Certificate of Incorporation(1)
3(i)	.2	Certificate of Merger merging Infosafe Systems, Inc. and Internet Commerce Corporation(1)
3(i)	.3	Certificate of Amendment to the Amended and Restated Articles of Incorporation(2)
3(i)	.4	Certificate of Designations — Series A Convertible Redeemable Preferred Stock(1)
3(i)	.5	Certificate of Designations — Series C Preferred Stock(8)
3(i)	.6	Certificate of Designations — Series D Preferred Stock(8)
3(ii)	.1	Amended and Restated By-laws(6)
4.1		Specimen Certificate for Class A Common Stock(3)
4.2		Form of Class A Bridge Warrant issued in the 1998 bridge Financing(1)
4.3		Warrant Agreement dated January 12, 2000, by and among the Company and Cable and Wireless USA, Inc.(8)
4.4		Form of Class A Common Stock Warrant issued in the October 29, 2001 private placement(13)
4.5		Form of Warrant Agreement issued in the April 30, 2003 and May 1, 2003 private placement(15)
4.6		Form of Registration Rights Agreement dated April 30, 2003, among the Company and the purchasers of shares of Class A Common Stock identified therein(15)
4.7		Form of Registration Rights Agreement dated April 30, 2003, between the Company and Blue Water Venture Fund II, L.L.C.(15)
4.8		Warrant Agreement dated May 30, 2003 by and between Silicon Valley Bank, a California-chartered bank (“SVB”) and the Company(16)
4.9		Registration Rights Agreement dated as of May 30, 2003 by and between SVB and the Company(16)
4.10		Form of Warrant Agreement issued in the April 20, 2004 private placement(17)
4.11		Form of Registration Rights Agreement dated as of April 20, 2004 between the Company and the purchasers of shares of Class A Common Stock identified therein(17)
4.12		Form of Registration Rights Undertaking dated June 22, 2004 by the Company in favor of the shareholders of ECS(19)
10.1		1994 Stock Option Plan(3)
10.2		Lease Agreement between 805 Third Ave. Co. and the Company relating to the rental of the Company’s current principal executive office(4)
10.3		Lease Agreement, dated as of May 21, 1999, between JB Squared LLC and the Company relating to the rental of approximately 4,000 square feet at the Lakeview Executive Center, 45 Research Way, East Setauket, New. York, 11733(5)
10.3		Master Agreement between Cable & Wireless PLC and the Company executed on November 24, 1999(7)
10.5		Amended and restated Stock Option Plan(9)

Exhibit No.	Description

10.6	First Amendment to Lease Agreement, dated as of January, 2000, by and between JB Squared LLC and the Company relating to the rental of an additional approximately 4,800 square feet at the Lakeview Executive Center, 45 Research Way, East Setauket, New York, 11733(12)
10.7	First Amendment of Lease Agreement between Madison Third Building Companies LLC and the Company relating to the rental of additional Office space at 805 Third Avenue, New York, New York 10022(12)
10.8	Lease Agreement, dated as of August 2, 2000, by and between IDC Realty, LLC as landlord and the Company as tenant relating to the rental of an approximately 8,000 square feet facility used by the Company’s Service Bureau division(12)
10.9	Lease Agreement, dated as of November 1, 1999, by and between Shannon Oaks Partnership as landlord and RTCI as tenant relating to the rental of an approximately 8,000 square feet facility used by the Company’s Professional Services division(14)
10.10	License agreement with Triaton dated July 2002(13)
10.11	Form of Subscription Agreement dated as of April 30, 2003, among the Company and the purchasers of shares of Class A Common Stock identified therein(15)
10.12	Form of Subscription Agreement dated as of April 30, 2003, between the Company and Blue Water Venture Fund II, L.L.C. for the purchase of shares of Series D Preferred Stock(15)
10.13	Accounts Receivable Financing Agreement dated as of May 30, 2003 by and between SVB and the Company(16)
10.14	First Loan Modification Agreement dated as of October 22, 2003 by and between SVB and the Company(16)
10.15	Intellectual Property Security Agreement dated as of May 30, 2003 by and between SVB and the Company(16)
10.16	Form of Securities Purchase Agreement dated as of April 15, 2004 by and among the Company and the purchasers listed on Schedule 1 thereto(17)
10.17	Fourth Loan Modification Agreement dated as of March 16, 2005 by and between SVB and the Company(20)
10.18	Sublease Agreement dated as of May 18, 2005, by and between Bianco Hopkins & Associates, Inc. and the Company(21)
16.1	Letter from Deloitte & Touche LLP, dated January 19, 2005, to the Securities and Exchange Commission(22)
21.1	List of Subsidiaries*
23.1	Consent of Tauber & Balser, P.C.*
23.2	Consent of Deloitte & Touche LLP*
31.1	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.

(1)	Incorporated by reference to the Company’s registration statement on Form S-3 (File no. 333-80043), as filed with the Securities and Exchange Commission on June 4, 1999.

(2)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended July 31, 1998, as filed with the Securities and Exchange Commission on October 29, 1998.

(3)	Incorporated by reference to the Company’s registration statement on form SB-2 (File no. 33-83940).

(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended October 31, 1997, as filed with the Securities and Exchange Commission on December 12, 1997.

(5)	Incorporated by reference to Amendment No. 3 to the Company’s registration statement on Form S-3 (File no. 333-80043), as filed with the Securities and Exchange Commission on October 18, 1999.

(6)	Incorporated by reference to the Company’s Current Report on Form 8-K dated June 30, 1999, as filed with the Securities and Exchange Commission on July 1, 1999.

(7)	Incorporated by reference to the Company’s Current Report on Form 8-K dated November 24, 1999, as filed with the Securities and Exchange Commission on December 1, 1999.

(8)	Incorporated by reference to Amendment No. 1 to the Company’s registration statement on Form S-3 (File no. 333-93301), as filed with the Securities and Exchange Commission on February 8, 2000.

(9)	Incorporated by reference to the Company’s proxy statement for the annual meeting of stockholders for the year ended July 31, 1999, as filed with the Securities and Exchange Commission on May 23, 2000.

(10)	Incorporated by reference to the Company’s Current Report on Form 8-K dated June 14, 2000, as filed with the Securities and Exchange Commission on June 15, 2000.

(11)	Incorporated by reference to the Company’s Current Report on Form 8-K dated August 2, 2000, as filed with the Securities and Exchange Commission on August 11, 2000.

(12)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended July 31, 2000, as filed with the Securities and Exchange Commission on October 13, 2000.

(13)	Incorporated by reference to the Company’s registration statement on Form S-3 (file No. 333-99059), as filed with the Securities and Exchange Commission on August 30, 2002.

(14)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended July 31, 2002, as filed with the Securities and Exchange Commission on October 31, 2002.

(15)	Incorporated by reference to the Company’s Current Report on Form 8-K dated April 30, 2003, as filed with the Securities and Exchange Commission on May 2, 2003.

(16)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended July 31, 2003, as filed with the Securities and Exchange Commission on October 31, 2003.

(17)	Incorporated by reference to the Company’s Current Report on Form 8-K dated April 20, 2004, as filed with the Securities and Exchange Commission on April 20, 2004.

(18)	Incorporated by reference to the Company’s Current Report on Form 8-K dated May 25, 2004, as filed with the Securities and Exchange Commission on May 26, 2004.

(19)	Incorporated by reference to the Company’s Current Report on Form 8-K dated June 22, 2004, as filed with the Securities and Exchange Commission on June 22, 2004.

INTERNET COMMERCE CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Internet Commerce Corporation
Norcross, Georgia
      We have audited the accompanying consolidated balance sheet of Internet Commerce Corporation and subsidiaries (the “Company”) as of July 31, 2005, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive loss, and cash flows for the year then ended. Our audit also included the financial statement schedule listed at Item 15. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of their internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Internet Commerce Corporation and subsidiaries as of July 31, 2005 and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Tauber & Balser, P.C.
Atlanta, GA
October 14, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Internet Commerce Corporation
Norcross, Georgia
      We have audited the accompanying consolidated balance sheet of Internet Commerce Corporation (the “Company”) as of July 31, 2004, and the related consolidated statements of operations, changes in stockholders’ equity and other comprehensive income, and cash flows for each of the two years in the period ended July 31, 2004. Our audits also included the financial statement schedule listed at Item 15. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.
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
      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Internet Commerce Corporation as of July 31, 2004, and the results of its operations and its cash flows for each of the two years in the period ended July 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP
New York, New York
October 28, 2004

INTERNET COMMERCE CORPORATION
Consolidated Balance Sheets

	July 31,

	2005	2004

ASSETS
Current assets:
Cash and cash equivalents	$3,983,005	$3,789,643
Accounts receivable, net of allowance for doubtful accounts of $581,907 and $308,867, respectively	3,476,211	2,154,463
Prepaid expenses and other current assets	403,659	244,900

Total current assets	7,862,875	6,189,006
Restricted cash	417,330	107,658
Property and equipment, net	629,919	295,556
Software development costs, net	—	17,860
Goodwill	3,842,536	2,539,238
Other intangible assets, net	1,772,757	2,265,010
Other assets	32,373	14,237

Total assets	$14,557,790	$11,428,565

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$226,097	$523,703
Accrued expenses	1,490,604	1,004,461
Accrued dividends — preferred stock	232,329	232,787
Deferred revenue	152,434	133,063
Capital lease obligation	3,645	52,291
Lease liability from acquisition	748,949	—
Other current liabilities	145,250	45,111

Total current liabilities	2,999,308	1,991,416
Capital lease obligation — less current portion	—	2,908
Long-term lease liability from acquisition	1,216,280	—

Total liabilities	4,215,588	1,994,324
Commitments and contingencies
Stockholders’ Equity:
Preferred stock — 5,000,000 shares authorized, including 10,000 shares of Series A, 10,000 shares of Series C, 250 shares of Series D and 175 shares of Series S:
Series A Preferred Stock — par value $.01 per share, none issued and outstanding	—	—
Series C Preferred Stock — par value $.01 per share, 44.76 votes per share; 10,000 shares issued and outstanding (liquidation value of $10,232,329)	100	100
Series D Preferred Stock — par value $.01 per share, 769 votes per share; 250 shares issued and outstanding (liquidation value of $250,000)	3	3
Series S Preferred Stock — par value $.01 per share, none issued and outstanding	—	—
Common stock:
Class A — par value $.01 per share, 40,000,000 shares authorized, one vote per share; 19,414,420 and 19,058,187 shares issued and outstanding, respectively	194,144	190,582
Class B — par value $.01 per share, 2,000,000 shares authorized, six votes per share; none issued and outstanding	—	—
Additional paid-in capital	95,813,761	95,143,356
Accumulated deficit	(85,665,806)	(85,899,800)

Total stockholders’ equity	10,342,202	9,434,241

Total liabilities and stockholders’ equity	$14,557,790	$11,428,565

See notes to consolidated financial statements.

INTERNET COMMERCE CORPORATION
Consolidated Statement of Operations

	Year Ended July 31,

	2005	2004	2003

Service revenues	$16,704,631	$11,704,803	$12,083,314

Expenses:
Cost of services (including non-cash compensation of $8,447 in 2005 and $38,877 in 2004)	6,046,593	6,775,367	7,621,823
Impairment of software inventory	—	—	248,077
Impairment of capitalized software development costs	—	44,983	148,479
Product development and enhancement (including non-cash compensation of $30,276 in 2005 and $125,829 in 2004)	854,913	1,078,842	1,110,941
Selling and marketing (including non-cash compensation of $27,125 in 2005 and $94,119 in 2004)	2,672,627	3,164,550	3,034,726
General and administrative (including non-cash compensation of $626,603, $542,014, and $139,415 in 2005, 2004 and 2003, respectively)	6,903,360	4,747,329	4,578,045
Impairment of goodwill	—	—	982,142

	16,477,493	15,811,071	17,724,233

Operating income (loss)	227,138	(4,106,268)	(5,640,919)

Other income and (expense):
Interest and investment income	39,240	2,683	12,923
Investment gain (loss)	—	67,834	(19,072)
Interest expense	(4,569)	(50,712)	(39,326)
Impairment of marketable securities	—	—	(317,924)
Other income (loss)	2,575	(146)	—

	37,246	19,659	(363,399)

Income (loss) before income taxes	264,384	(4,086,609)	(6,004,318)
Provision for income taxes, current	30,390	—	—

Net income (loss)	233,994	(4,086,609)	(6,004,318)
Dividends on preferred stock	(400,000)	(401,061)	(400,031)
Beneficial conversion feature relating to Series D Preferred Stock	—	—	(106,730)

Loss attributable to common stockholders	$(166,006)	$(4,487,670)	$(6,511,079)

Basic and diluted loss per common share	$(0.01)	$(0.30)	$(0.53)

Anti-dilutive stock options and warrants outstanding	4,698,717	7,698,395	5,432,377

Weighted average number of common shares outstanding — basic	19,230,869	15,025,524	12,303,367

Weighted average number of common shares outstanding — diluted	19,603,540	15,025,524	12,303,367

See notes to consolidated financial statements.

INTERNET COMMERCE CORPORATION
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Loss

	Preferred Stock								Common Stock
														Accumulated

	Series A		Series C		Series D		Series S		Class A		Class B		Additional		Other	Total
													Paid-In		Comprehensive	Stockholders
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income/(Loss)	Equity

Balance — July 31, 2002	—	$—	10,000	$100	—	$—	—	$—	11,679,964	$116,801	—	$—	$85,401,277	$(75,808,873)	$(328,075)	$9,381,230
Proceeds from private placement of Series D Preferred Stock, common stock and warrants					250	3				1,682,683	16,827			1,830,734		1,847,564
Common stock and warrants issued for services									48,076	480			49,520			50,000
Common stock issued to directors									71,703	716			83,950			84,666
Proceeds from exercise of employee stock options									12,797	128			3,258			3,386
Accrued dividends on preferred stock													(400,031)			(400,031)
Common stock issued as payment for dividends on preferred stock									302 ,343	3,024			396,977			400,001
Forfeiture of cash related to options issued in acquisition													47,511			47,511
Stock options issued for consulting services													42,248			42,248
Warrants issued in connection with accounts receivable financing agreement													34,139			34,139
Net loss														(6,004,318)		(6,004,318)
Reclassification of net unrealized loss on sale															19,072	19,072
Unrealized gain on marketable securities															16,744	16,744
Impairment of marketable securities															317,924	317,924

Total comprehensive loss																(5,650,578)

Balance — July 31, 2003	—	$—	10,000	$100	250	$3	—	$—	13,797,566	$137,976	—	$—	$87,489,583	$(81,813,191)	$25,665	$5,840,136

INTERNET COMMERCE CORPORATION
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Loss

	Preferred Stock								Common Stock
														Accumulated

	Series A		Series C		Series D		Series S		Class A		Class B		Additional		Other	Total
													Paid-In		Comprehensive	Stockholders
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income/(Loss)	Equity

Balance — July 31, 2003	—	$—	10,000	$100	250	$3	—	$—	13,797,566	$137,976	—	$—	$87,489,583	$(81,813,191)	$25,665	$5,840,136
Proceeds from 2004 private placement of common stock and warrants									2,831,707	28,317			4,404,600			4,432,917
Expenses incurred from 2003 private placement of Series D Preferred Stock, common stock and warrants													(23,385)			(23,385)
Common stock issued relating to the acquisition of ECS									1,941,409	19,414			2,446,175			2,465,589
Proceeds from exercise of warrants									28,846	288			42,115			42,403
Return of common stock in compliance with NASD Marketplace Rule 4350(i)(1)(A)									(11,091)	(111)			111			—
Stock based compensation expense													671,118			671,118
Common stock issued to directors									104,382	1,044			130,762			131,806
Proceeds from exercise of employee stock options									3,666	37			4,029			4,066
Accrued dividends on preferred stock													(401,061)			(401,061)
Common stock issued as payment for dividends on preferred stock, net of tax									361,702	3,617			336,383			340,000
Forfeiture of cash related to options issued in acquisition of RTCI													42,926			42,926
Net loss														(4,086,609)		(4,086,609)
Unrealized gain — marketable securities
Reclassification of unrealized gain on marketable securities															42,169	42,169
															(67,834)	(67,834)

Total comprehensive loss																(4,112,274)

Balance — July 31, 2004	—	$—	10,000	$100	250	$3	—	$—	19,058,187	$190,582	—	$—	$95,143,356	$(85,899,800)	$—	$9,434,241

INTERNET COMMERCE CORPORATION
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Loss

	Preferred Stock								Common Stock
														Accumulated

	Series A		Series C		Series D		Series S		Class A		Class B		Additional		Other	Total
													Paid-In		Comprehensive	Stockholders
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income/(Loss)	Equity

Balance — July 31, 2004	—	$—	10,000	$100	250	$3	—	$—	19,058,187	$190,582	—	$—	$95,143,356	$(85,899,800)	$—	$9,434,241
Proceeds from exercise of employee stock options									34,300	343			41,932			42,275
Common stock issued for services related to 2004 private placement													(23,512)			(23,512)
Common stock issued to directors									85,666	856			121,020			121,876
Stock based compensation expense													508,992			508,992
Common stock issued as payment for dividends on preferred stock									236,267	2,363			397,637			400,000
Forfeiture of cash related to options issued in acquisition of RTCI													23,878			23,878
Accrued dividends on preferred stock													(399,542)			(399,542)
Net income															233,994	233,994

Balance — July 31, 2005	—	$—	10,000	$100	250	$3	—	$—	19,414,420	$194,144	—	$—	$95,813,761	$(85,665,806)	$—	$10,342,202

See notes to consolidated financial statements.

INTERNET COMMERCE CORPORATION
Consolidated Statements of Cash Flows

	Year Ended July 31,

	2005	2004	2003

Cash flows from operating activities:
Net income (loss)	$233,994	$(4,086,609)	$(6,004,318)
Adjustments to reconcile net loss to net cash provide by/(used) in operating activities:
Impairment of goodwill	—	—	982,142
Impairment of software inventory	—	—	248,077
Impairment of capitalized software	—	44,983	148,479
Impairment of marketable securities	—	—	317,924
Depreciation and amortization	1,537,543	1,445,111	1,678,166
Bad debt expense	431,584	176,670	43,501
Non-cash interest expense	—	28,434	5,705
Realized loss (gain) on sale of marketable securities	—	(67,834)	19,072
Non-cash charges for equity instruments issued for compensation and services	692,452	800,839	139,415
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(1,753,332)	(309,449)	1,200,081
Prepaid expenses and other assets	(28,529)	48,731	(40,388)
Accounts payable	(297,606)	(476,448)	45,413
Accrued expenses	320,465	(337,420)	(350,961)
Deferred revenue	19,371	(49,753)	(67,499)
Lease liability from acquisition	(701,806)	—	—
Other liabilities	100,139	(92,884)	(65,458)

Net cash provided by/(used) in operating activities	554,275	(2,875,629)	(1,700,649)

Cash flows from investing activities:
Net cash acquired from acquisitions	208,605	69,316	—
Additional costs of previous acquisition	(121,296)	—	—
Capitalization of software development costs	—	—	(16,333)
Purchases of property and equipment	(415,431)	(63,266)	(60,513)
Proceeds from sales of marketable securities	—	134,110	55,494
Proceeds from maturity of certificate of deposits	—	—	28,496

Net cash provided by/(used)in investing activities	(328,122)	140,160	7,144

Cash flows from financing activities:
Proceeds from issuance of preferred stock and warrants, net	—	—	250,000
Proceeds from issuance of common stock and warrants, net	—	4,409,531	1,815,402
Common stock issued for services related to 2004 private placement	(23,512)
Proceeds from exercise of warrants	—	42,403	—
Proceeds from exercise of employee stock options	42,275	4,066	3,386
Payment of withholding taxes on preferred stock dividends	—	(60,000)	—
Payments of capital lease obligations	(51,554)	(154,227)	(179,859)

Net cash provided by/(used)in financing activities	(32,791)	4,241,773	1,888,929

Net increase in cash and cash equivalents	193,362	1,506,304	195,424
Cash and cash equivalents, beginning of year	3,789,643	2,283,339	2,087,915

Cash and cash equivalents, end of year	$3,983,005	$3,789,643	$2,283,339

Supplemental disclosure of cash flow information:
Cash paid for interest during the year	$4,569	$22,278	$33,621
See notes to consolidated financial statements.

INTERNET COMMERCE CORPORATION
Notes to consolidated financial statements

1.	ORGANIZATION AND NATURE OF BUSINESS
      Internet Commerce Corporation (“ICC” or the “Company”) provides Internet-based services for the e-commerce business-to-business communication services market. ICC.NET, the Company’s global Internet-based value added network, or VAN, provides supply chain connectivity solutions for electronic data interchange, or EDI, and offers users a vehicle to securely send and receive files of any format and size.
      The ICC.NET system uses the Internet and proprietary technology to deliver the Company’s customers’ documents and data files to members of their trading communities, many of which have incompatible systems, by translating the documents and data files into any format required by the receiver. The system can be accessed using a standard Web browser or multiple other communications protocols.
      The Company has the capability to facilitate the development and operation of comprehensive business-to-business electronic commerce solutions. The Company can provide professional service electronic commerce solutions involving EDI and EAI (Enterprise Application Integration) through mission critical electronic commerce consulting, electronic commerce software, outsourced electronic commerce services and technical resource management.
      ICC’s capabilities also include an EDI EC Service Bureau (“EC Service Bureau”), which provides EDI services to small and mid-sized companies on an outsourced basis. The EC Service Bureau’s services include the conversion of electronic forms into hard copies and the conversion of hard copies to an EDI format. The EC Service Bureau also provides Universal Product Code (“UPC”) services and maintains UPC catalogs for its customers.
      On June 22, 2004, the Company acquired Electronic Commerce Systems, Inc. (“ECS”), and on March 17, 2005, the Company completed the acquisition of the assets of QRS Corporation’s (“QRS”) Managed ECtm business (“MEC”), from the parent company of QRS, Inovis International, Inc. Both of these acquisitions offer ongoing EDI compliance within e-business solutions to suppliers by providing Internet-based services, software, and EC Service Bureau services for the e-commerce business-to-business communication service market. The operating results of these acquisitions are included in the EC Service Bureau segment.

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

INTERNET COMMERCE CORPORATION
Notes to consolidated financial statements

2.	SIGNIFICANT ACCOUNTING POLICIES AND PROCEDURES — (Continued)
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
      Revenue from fixed fee data mapping and professional service contracts are recognized using the percentage-of-completion method of accounting, as prescribed by SOP 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.”
      The percentage of completion method for each contract is determined based on the ratio of direct labor hours incurred to total estimated direct labor hours required to complete the contract. The Company may periodically encounter revisions in estimated costs and other factors that may lead to a change in the estimated profitability of a fixed-price contract. In such circumstances, adjustments to cost and profitability estimates are made in the period in which the underlying factors requiring such revisions become known. If such revisions indicate a loss on a contract, the entire loss is recorded at such time. Amounts billed in advance of services being performed are recorded as deferred revenue. Certain fixed-fee contracts may have substantive customer acceptance provisions. The acceptance terms generally include a single review and revision cycle for each deliverable to incorporate the customer’s suggested or required modifications. Deliverables are considered accepted upon completion of the review and revision cycle and revenue is recognized upon that acceptance. The revenue calculated under the percentage of completion method was not significant in the current year.
      The Company also derives revenue from its EC Service Bureau. EC Service Bureau revenue is comprised of EDI services, including data translation services, purchase order and invoice processing from EDI-to-print and print-to-EDI and UPC services, including UPC number generation, UPC catalog maintenance and UPC label printing. The EC Service Bureau also derives revenue from software licensing and provides software maintenance and support. Revenue from the EDI services and UPC services is recognized when the services are provided. The Company accounts for its EDI software license sales in accordance with the American Institute of Certified Public Accountants Statement of Position 97-2, “Software Revenue Recognition,” as amended (“SOP 97-2”). Revenue from software licenses is recognized when all of the following conditions are met: (1) a non-cancelable, non-contingent license agreement has been signed; (2) the software product has been delivered; (3) there are no material uncertainties regarding customer acceptance; and (4) collection of the resulting receivable is probable. Revenue from software maintenance and support contracts is recognized ratably over the life of the contract. The EC Service Bureau’s software license revenue was not significant in any of the periods presented.
      In addition, SOP 97-2 generally requires that revenue from software arrangements involving multiple elements be allocated among each element of the arrangement based on the relative fair values of the elements, such as software licenses, post contract customer support, installation or training. Furthermore, SOP 97-2 requires that revenue be recognized as each element is delivered and the Company has no significant performance obligations remaining. The Company’s multiple element arrangements generally consist of a software license and post contract support. The Company allocates the aggregate revenue from multiple element arrangements to each element based on vendor specific objective evidence. The Company has established vendor specific objective evidence for each of the elements as it sells both the software and post contract customer support independent of multiple element agreements. Customers are charged

INTERNET COMMERCE CORPORATION
Notes to consolidated financial statements

2.	SIGNIFICANT ACCOUNTING POLICIES AND PROCEDURES — (Continued)
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

Property and equipment:
      Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the related assets, generally three to seven years. Leasehold improvements are amortized using the straight-line method over the shorter of the term of the lease or the estimated useful life of the asset.

Accounts receivable:
      Accounts receivable are stated at the amount management expects to collect from outstanding balances. Management provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts. Balances that are still outstanding after management has performed reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. Credit is granted to customers without requiring collateral. The amount of accounting loss for which we are at risk in these unsecured accounts receivable is limited to their carrying value.

Loss per share of common stock:
      The Company calculates its loss per share under the provisions of Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“SFAS 128”). SFAS 128 requires dual presentation of “basic” and “diluted” loss per share on the face of the statement of operations. In accordance with SFAS 128, basic loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during each period. Diluted loss per share is calculated by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding and all dilutive potential common shares that were outstanding during the period.

Software development costs:
      The Company capitalizes software development costs under the provisions of either Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”) or Statement of Financial Accounting Standards No. 86, “Computer Software to be Sold, Leased, or Otherwise Marketed” (“SFAS 86”), based on the intended use of the software.

INTERNET COMMERCE CORPORATION
Notes to consolidated financial statements

2.	SIGNIFICANT ACCOUNTING POLICIES AND PROCEDURES — (Continued)
      The Company capitalizes the costs of acquiring, developing and testing software to meet the Company’s internal needs. Under the provisions of SOP 98-1, the Company capitalizes costs associated with software developed or obtained for internal use when both the preliminary project stage is completed and management has authorized further funding for the project which it deems probable will be completed and used to perform the function intended. Capitalized costs include only (1) external direct costs of materials and services consumed in developing or obtaining internal-use software, (2) payroll and payroll-related costs for employees who are directly associated with and devote time to the internal-use software project and (3) interest costs incurred while developing internal-use software. Capitalization of such costs ceases no later than the point at which the project is substantially complete and ready for its intended use. Software development costs are amortized using a straight-line method over a three-year period. Accumulated amortization of software development costs for internal use software was $193,642, $380,179, and $326,598 at July 31, 2005, 2004 and 2003, respectively. No amounts were capitalized in the fiscal years ended July 31, 2005, 2004 and 2003.
      The Company capitalizes the costs of computer software to be sold or otherwise marketed in accordance with the provisions of SFAS 86. Costs related to the conceptual formulation and design of software are expensed as product development. Costs incurred subsequent to the establishment of technological feasibility are capitalized. Capitalization of costs ceases when the product is available for general release to customers. Capitalized software costs are amortized over the shorter of three years or the expected life of the product. Amortization of these software development costs amounted to $0, $11,417 and $13,020 for the fiscal years ended July 31, 2005, 2004 and 2003, respectively. Development costs in the amount of $16,333 were capitalized under the provisions of SFAS 86 for the fiscal year ended July 31, 2003. No development costs were capitalized during the fiscal years ended July 31, 2005 and 2004. For the fiscal years ended July 31, 2005, 2004 and 2003, the Company recorded impairment charges of approximately 0, $45,000 and $148,000, respectively, for previously capitalized software development costs related to in-process software development projects of its EC Service Bureau. The Company decided not to complete these projects due to unfavorable market conditions.

Stock-based compensation:
      In January 2004, the Company adopted the fair value provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). SFAS 123 established a fair-value-based method of accounting for stock-based compensation plans. Pursuant to the transition provisions of SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS 148”), the Company has elected the prospective method and applies the fair value method of accounting to all equity instruments issued to employees on or after August 1, 2003. The fair value method is not applied to stock option awards granted in fiscal years prior to the fiscal year ended July 31, 2004. Such awards will continue to be accounted for under the intrinsic value method pursuant to Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), except to the extent that prior years’ awards are modified subsequent to August 1, 2003. Option awards granted prior to August 1, 2003 that have not been modified or settled continue to be accounted for under the intrinsic value method of APB 25. Therefore, the cost related to stock-based employee compensation included in the determination of the net income or loss for the fiscal years ended July 31, 2005 and 2004 is less than that which would have been recognized if the fair value based method had been applied to all awards since their date of grant. The following table illustrates the effect on net loss and net loss per

INTERNET COMMERCE CORPORATION
Notes to consolidated financial statements

2.	SIGNIFICANT ACCOUNTING POLICIES AND PROCEDURES — (Continued)
common share if the fair value based method had been applied to all outstanding and unvested awards in each period.

	2005	2004	2003

Net income (loss), as reported	$233,994	$(4,086,609)	$(6,004,318)
Add: Stock-based employee compensation expense included in reported net loss	508,992	628,712	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(512,557)	(633,104)	(5,153,242)

Pro forma net income (loss)	$230,429	$(4,091,001)	$(11,157,560)

Basic and diluted loss per common share:
As reported	$(0.01)	$(0.30)	$(0.53)
Pro forma	$(0.01)	$(0.27)	$(0.91)
Income taxes:
      Deferred income taxes are determined by applying enacted statutory rates in effect at the balance sheet date to the differences between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements and for income tax reporting carryforwards. A valuation allowance is provided, based on the weight of available evidence, if it is considered more likely than not that some portion, or all, of the deferred tax assets will not be realized.
Cash and cash equivalents:
      The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.
Use of estimates:
      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates. Significant accounting estimates used in the preparation of the Company’s consolidated financial statements include the fair value of equity securities underlying stock based compensation, the realizability of deferred tax assets, the carrying value of goodwill, intangible assets and long-lived assets and depreciation and amortization.
Impairment and review of long-lived assets:
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

INTERNET COMMERCE CORPORATION
Notes to consolidated financial statements

2.	SIGNIFICANT ACCOUNTING POLICIES AND PROCEDURES — (Continued)
impairment loss will be determined by comparing the carrying value of the long-lived asset to its fair value (See Note 4).

Goodwill:
      Goodwill consists of the excess of the purchase price over the fair value of identifiable net assets of businesses acquired. Effective August 1, 2001, the Company adopted SFAS 141, “Business Combinations” (“SFAS 141”) and SFAS 142, “Goodwill and Other Intangible Assets” (“SFAS 142”).
      SFAS 142 requires that goodwill no longer be amortized; instead, goodwill is to be evaluated for impairment at least annually and whenever events or circumstances indicate impairment may have occurred. The assessment requires the comparison of the fair value of each of the Company’s reporting units to the carrying value of its respective net assets, including allocated goodwill. If the carrying value of the reporting unit exceeds its fair value, the Company must perform a second test to measure the amount of impairment. The second step of the goodwill impairment test compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. The Company allocates the fair value of a reporting unit to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss would be recognized by the Company in an amount equal to that excess (see Note 4). The Company performs its annual goodwill impairment test as of August 1.

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
      In December 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123” (“SFAS 148”). SFAS 148 amends SFAS 123, “Accounting for Stock-Based Compensation,” to provide alternative methods to account for the transition from the intrinsic value method of recognition of stock-based employee compensation in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees,” to the fair value recognition provisions under SFAS 123. SFAS 148 provides two additional methods of transition and will no longer permit the SFAS 123 prospective method to be used for fiscal years beginning after December 15, 2003. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the pro-forma effects had the fair value recognition provisions of SFAS 123 been used for all periods presented. The adoption of SFAS 148 did not have a

INTERNET COMMERCE CORPORATION
Notes to consolidated financial statements

2.	SIGNIFICANT ACCOUNTING POLICIES AND PROCEDURES — (Continued)
significant impact on the Company’s consolidated financial position or results of operations. The Company adopted the fair-value recognition provisions of SFAS 123 in January 2004.
      In April 2003, the FASB issued SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”), which amends and clarifies accounting for derivative instruments and for hedging activities under SFAS 133. Specifically, SFAS 149 requires that contracts with comparable characteristics be accounted for similarly. Additionally, SFAS 149 clarifies the circumstances in which a contract with an initial net investment meets the characteristics of a derivative and when a derivative contains a financing component that requires special reporting in the statement of cash flows. SFAS 149 became generally effective for contracts entered into or modified after June 30, 2003 and did not have a significant impact on the Company’s consolidated financial position or results of operations.
      In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise became effective at the beginning of the first interim period beginning after June 15, 2003. For financial instruments created before the issuance date of SFAS 150 and still existing at the beginning of the interim period of adoption, transition shall be achieved by reporting the cumulative effect of a change in an accounting principle by initially measuring the financial instruments at fair value or other measurement attribute required by SFAS 150. The adoption of SFAS 150, effective August 1, 2003, did not have a material impact on the Company’s consolidated financial position or results of operations.
      On December 6, 2004, the FASB issued FASB Statement No. 123 (revised 2004), “Share-Based Payment,” which is a revision of SFAS 123. Statement 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and amends FASB Statement No. 95, “Statement of Cash Flows.” The approach to accounting for share-based payments in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires that all share-based payments to employees, including grants of employee stock options, be recognized in the financial statements based on their fair values and no longer allows pro forma disclosure as an alternative to financial statement recognition. The Company has used financial statement recognition since its adoption of Statement 123.

3.	ACQUISITION OF ECS AND MEC

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

INTERNET COMMERCE CORPORATION
Notes to consolidated financial statements

3.	ACQUISITION OF ECS AND MEC — (Continued)
The results of operations of ECS are consolidated with the results of operations of the Company subsequent to the acquisition date.
      The following table sets forth the components of the purchase price for ECS as of July 31, 2005:

Value of Class A Common Stock issued	$2,465,589
Transaction costs	432,982

Total purchase price	$2,898,571

      The following table provides the estimated fair value of assets acquired and liabilities assumed:

Cash	$174,875
Accounts receivable	288,794
Fixed assets	61,707
Other assets	6,093
Identifiable intangibles	1,092,776
Liabilities	(174,283)

Fair value of net assets acquired	1,449,962

Goodwill	$1,448,609

      At the date of acquisition, the intangible assets of ECS consisted of its internally developed systems, valued at $877,000 and its customer relationships valued at $216,000. During the year ended July 31, 2005, in relation to the ECS acquisition, the Company recorded an additional amount of approximately $121,000 in transaction costs for additional legal and accounting fees incurred during the period, with a corresponding increase to goodwill.
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

	July 31, 2004	July 31, 2003

Revenues	$13,522,000	$13,750,000
Net loss	$(4,031,000)	$(6,714,000)
Basic and diluted loss per common share	$(0.24)	$(0.47)

MEC
      On March 17, 2005, the Company completed the acquisition of the assets of QRS Corporation’s (“QRS”) Managed ECtm business (“MEC”), from the parent company of QRS, Inovis International, Inc. (“Inovis”). The consideration for the acquisition of these assets was the assumption of certain liabilities that have been recorded on the Company’s books per Statement of Financial Accounting Standards No. 141 “Business Combinations” (“FASB 141”). The Company was aided in arriving at the estimates required under FASB 141 by a third party valuation.
      As part of the transaction, the Company assumed an unfavorable lease as discussed in FASB 141. The Company has recorded the present value of the estimated difference between the cash amounts due

INTERNET COMMERCE CORPORATION
Notes to consolidated financial statements

3.	ACQUISITION OF ECS AND MEC — (Continued)
under the existing terms of the lease; cash received from Inovis as part of the transaction net of the estimated current market value of cash flows receivable under the terms of an assumed sublease. The estimates of the sublease cash flows are subject to change as per FASB 141. As of the date of the transaction, the Company recorded approximately $2,291,000 as other liabilities under the assumed lease. In addition, the Company assumed certain employee obligations, transition services fees payable to Inovis and other estimated closing costs of the MEC New York location that have been recorded as other accrued liabilities for approximately $376,000. The total allocated purchase price was $2,313,781.
      Under the FASB 141 allocation, the Company recorded fixed assets and leasehold improvements of approximately $210,000, restricted cash of approximately $420,000, intangibles for customer relationships of approximately $737,000 and goodwill of approximately $1,182,002. The recorded fixed assets are estimated to have a life of two (2) years; the leasehold improvements are being amortized over the term of the lease and the customer relationship intangible will be amortized over five (5) years. The recorded goodwill will be subject to annual impairment testing under Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangibles”.
      At the date of acquisition, the intangible assets of MEC consisted of its customer relationships, valued at $737,000.
      The following table sets forth the components of the purchase price for MEC as of July 31, 2005:

Assumption of lease	$2,291,035
Estimated transaction costs	22,746

Total purchase price	$2,313,781

      The following table provides the estimated fair value of assets acquired and liabilities assumed in the MEC acquisition:

Cash	$231,351
Restricted cash	420,122
Fixed assets	209,623
Identifiable intangibles	736,739
Liabilities	(466,056)

Fair value of net assets acquired	1,131,779

Estimated goodwill	$1,182,002

MEC Pro Forma Financial Information
      The following unaudited pro forma summary financial information presents the consolidated results of operations of the Company as if the acquisition of MEC had occurred on August 1, 2003. The pro forma results are shown for illustrative purposes only and do not purport to be indicative of the results that would have been reported if the acquisitions had occurred on the dates indicated or indicative of the results which may occur in the future.

	July 31, 2005	July 31, 2004

Revenues	$19,792,678	$18,187,135
Net loss	$234,213	$(4,263,195)
Basic and diluted loss per common share	$0.01	$(0.28)

INTERNET COMMERCE CORPORATION
Notes to consolidated financial statements

3.	ACQUISITION OF ECS AND MEC — (Continued)
      The acquisition of MEC was completed in order to strengthen the Company’s EC Service segment and to acquire approximately 1,500 new customers. The purchase price was composed of the assumption of liabilities, primarily the assumption of an unfavorable lease. As a service business, the MEC had little in the way of hard assets resulting in a purchase price allocation for intangibles composed primarily of goodwill.

4.	GOODWILL AND ACQUIRED INTANGIBLE ASSETS
      Intangible assets are summarized as follows (in thousands):

	Estimated	July 31,
	amortizable
	lives (years)	2005	2004

Mapping technology	5	$4,780	$4,780
Purchased customer relationships	5	953	216
Internally developed systems	5	877	877

Intangible assets, gross		6,610	5,873

Less accumulated amortization:
Mapping technology		(4,541)	(3,585)
Purchased customer relationships		(102)	(5)
Internally developed systems		(194)	(18)

Accumulated amortization		(4,837)	(3,608)

Intangible assets, net		$1,773	$2,265

      At July 31, 2005 and 2004 other intangible assets included the proprietary data mapping technology acquired in the acquisition of RTCI. In addition, at July 1, 2005, and 2004 other intangible assets included internally developed systems and customer relationships acquired in the acquisition of ECS.
      At July 31, 2005, other intangible assets included customer relationships acquired from MEC. The gross carrying value of the customer relationships was $737,000 as of July 31, 2005. Accumulated amortization related to these customer relationships was $54,000 as of July 31, 2005.
      The Company did not have any indefinite lived intangible assets that were not subject to amortization as of July 31, 2005 and 2004. The aggregate amortization expense for other intangible assets was $1,229,000 and $979,000 for the years ended July 31, 2005 and 2004, respectively.
      As of July 31, 2005, estimated amortization expense for other intangible assets for the remaining life of those assets are as follows:

Year	Estimated Amortization Expense

2006	$604,903
2007	$365,903
2008	$365,903
2009	$343,137
2010	$92,910

INTERNET COMMERCE CORPORATION
Notes to consolidated financial statements

4.	GOODWILL AND ACQUIRED INTANGIBLE ASSETS — (Continued)
      The changes in the carrying amount of goodwill for the years ended July 31, 2005 and 2004 are as follows:

	ICC.NET	EC Service Bureau	Total

Balance at July 31, 2003	$26,132	$1,185,793	$1,211,925
Acquired goodwill	—	1,327,313	1,327,313

Balance at July 31, 2004	$26,132	$2,513,106	$2,539,238
Acquired goodwill	—	1,303,297	1,303,297

Balance at July 31, 2005	$26,132	$3,816,403	$3,842,535

      The goodwill of all reporting units is tested annually for impairment as of August 1.
      During the quarter ended July 31, 2003, the goodwill of the EC Service Bureau was tested for impairment due to a significant decline in revenues and operating income resulting primarily from the bankruptcy of its largest customer. An impairment loss of $982,142 was recognized as a result of this evaluation. The fair value of the EC Service Bureau reporting unit was estimated using the net present value of expected future cash flows.

5.	IMPAIRMENT OF SOFTWARE INVENTORY
      In January 2003, the Company recorded an impairment charge of approximately $248,000 for software inventory held by the Professional Services reporting unit, which was combined with ICC.NETtm in February 2004, based on historical and projected sales, which indicated that its net carrying value was not recoverable. Such software inventory was classified as other current assets in the consolidated balance sheet. The Company’s carrying value of such inventory is not material.

6.	MARKETABLE SECURITIES
      Equity investments, which consisted of investments in publicly traded companies for which the Company did not have the ability to exercise significant influence, were classified as available-for-sale and stated at fair value based on quoted market rates. Adjustments to the fair value of available-for-sale investments are recorded as a component of other comprehensive income (loss).
      In January 2003, the Company recorded an impairment charge of approximately $318,000 to write down available-for-sale marketable securities due to an other than temporary decline in value.
      In January 2004, the Company disposed of all its available-for-sale marketable securities and recorded a gain of $67,834 and the Company has no available-for-sale marketable securities as of July 31, 2005.

INTERNET COMMERCE CORPORATION
Notes to consolidated financial statements

7.	PROPERTY AND EQUIPMENT
      Property and equipment consists of the following:

	Estimated	July 31,
	Useful Lives
	(Years)	2005	2004

Computers and office equipment	3	$3,211,264	$2,988,220
Furniture and fixtures	7	374,194	334,619
Purchased software	3	1,045,527	806,961
Leasehold improvements	Various	313,558	189,688

		4,944,543	4,319,488
Less accumulated depreciation and amortization		(4,314,624)	(4,023,932)

		$629,919	$295,556

      Depreciation and amortization expense related to property and equipment, including property and equipment acquired under capital leases, was approximately $291,000, $397,000 and $589,000 for the years ended July 31, 2005, 2004 and 2003, respectively. As of July 31, 2005 and 2004, property and equipment acquired under capital leases had a cost basis of $419,921 and accumulated amortization of $416,276 and $364,722, respectively.

8.	ACCRUED EXPENSES
      Accrued expenses consist of the following:

	July 31,

	2005	2004

Employee compensation and severance	$630,000	$195,596
Acquisition related liabilities	—	113,380
Vacation	300,598	310,100
Professional fees	20,000	148,870
Lease abandonment	—	33,117
Board of directors fees	162,000	—
Other	378,006	203,398

	$1,490,604	$1,004,461

9.	STOCKHOLDERS’ EQUITY

2004 Private Placement of Common Stock:
      On April 20, 2004, the Company completed a private placement of Class A Common Stock and warrants to purchase shares of Class A Common Stock (the “2004 Private Placement”) for aggregate gross proceeds of approximately $4,955,500. In the 2004 Private Placement, the Company sold 2,831,707 shares of Class A Common Stock and warrants to purchase 849,507 shares of Class A Common Stock. These warrants are exercisable for five years commencing on October 20, 2004 at an exercise price of $2.22 per share. No directors, officers or entities with which the Company’s directors or officers are affiliated participated in the 2004 Private Placement.
      In connection with the 2004 Private Placement, the Company incurred fees and expenses of $748,488, of which $423,274 was paid in cash at closing, $99,309 is payable in cash and $225,905 was paid by

INTERNET COMMERCE CORPORATION
Notes to consolidated financial statements

9.	STOCKHOLDERS’ EQUITY — (Continued)
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

2003 Private Placement of Common Stock and Preferred Stock:
      During April and May 2003, the Company completed a private placement of Class A Common Stock, convertible preferred stock and warrants to purchase shares of common stock (the “2003 Private Placement”) for aggregate gross proceeds of approximately $2,085,000.
      In the 2003 Private Placement the Company sold 1,682,683 shares of Class A Common Stock and warrants to purchase 1,346,140 of Class A Common Stock providing gross proceeds of approximately $1,835,000 and 250 shares of Series D Convertible Redeemable Preferred Stock (“Series D Preferred) and warrants to purchase 153,845 shares of Class A Common Stock for $250,000. All warrants are immediately exercisable and have an exercise price of $1.47 per share. The warrants are exercisable until the fifth anniversary of the date of issuance. In addition, the warrants are redeemable at the Company’s option if the closing bid price of the Company’s Class A Common Stock exceeds 200% of the exercise price of the warrants for 30 consecutive trading days. The redemption price is $0.10 per share for each share issuable under the warrants.
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
      Approximately 21%, or $432,000, of the gross proceeds from the 2003 Private Placement was received from directors and officers and entities with which the Company’s directors are affiliated. Subsequent to the completion of the Company’s private placement described above, the Company determined that in

INTERNET COMMERCE CORPORATION
Notes to consolidated financial statements

9.	STOCKHOLDERS’ EQUITY — (Continued)
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

Class B Common Stock:
      Class B common stock is convertible into Class A Common Stock on a one-for-one basis both upon the request of the holder of the class B common stock or automatically upon transfer of the class B common stock to a stockholder that did not hold any class B common stock before the transfer. Class B common stock is entitled to six votes per share, but in all other respects each share of class B common stock is identical to a share of Class A Common Stock. There were no shares of class B common stock outstanding as of July 31, 2005 and 2004.

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
      Subject to the rights of stockholders holding any series of the Company’s preferred stock that is senior to the Series A Preferred Stock, upon a liquidation, dissolution or winding up of the Company, the holders of Series A Preferred Stock are entitled to receive an amount equal to $1,000 per share of Series A Preferred Stock before any distribution is made to holders of common stock.

INTERNET COMMERCE CORPORATION
Notes to consolidated financial statements

9.	STOCKHOLDERS’ EQUITY — (Continued)
      The holders of the outstanding shares of Series A Preferred Stock are entitled to a 4% annual non-cumulative dividend payable, at the option of the Company, in cash or in shares of Class A Common Stock. Dividends are payable on each July 1. Series A Preferred Stock has no voting rights.
      There were no shares of Series A Preferred Stock outstanding as of July 31, 2005 and 2004.

Series C Preferred Stock:
      During the fiscal year ended July 31, 2000, the Company issued 10,000 shares of Series C Preferred Stock and warrants to purchase 400,000 shares of Class A Common Stock, at an exercise price of $22.21 per share, to Cable & Wireless, PLC (“C&W”) for a total consideration of $10,000,000. On January 12, 2000, C&W filed both a Form 3 and a Schedule 13D with the Securities and Exchange Commission in the United States stating that the Series C Preferred Stock were directly held by Cable & Wireless USA (“C&W USA”).
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
      Series C Preferred Stock is redeemable, in whole or part, by the Company at the option of the Company, at any time after January 1, 2005. The redemption price for each share of Series C Preferred Stock is $1,000 plus accrued and unpaid dividends. Notice of redemption must be given 45 days prior to the redemption date. Series C Preferred Stock shall be preferred as to assets over all other classes or series of preferred stock of the Company in the event of any liquidation, dissolution or winding up of the Company. In any liquidation, dissolution or winding up, the holders of Series C Preferred Stock are entitled to receive an amount in cash equal to $1,000 per share plus any accrued and unpaid dividends before any distribution is made to holders of common stock.
      The holders of the outstanding shares of Series C Preferred Stock are entitled to receive a 4% per share annual cumulative dividend payable in cash or shares of common stock at the option of the Company. Each share of Series C Preferred Stock is deemed to have a value of $1,000 and each share of common stock to be paid as a dividend shall be valued at the average of the Market Price (as defined by the certificate of designation of the Series C Convertible Preferred Stock) for ten consecutive trading days ending two days prior to the payment date. Dividends are payable on January 1 of each year. Dividends accrue and are cumulative on a daily basis, whether or not earned or declared. In January 2004, and 2003, the Company issued 361,702 and 302,343 shares of Class A Common Stock in payment of the dividends on Series C Preferred Stock, respectively. The 2004 dividend was reduced by fifteen percent due to mandatory IRS tax withholding which was paid in March 2004 in the amount of $60,000.
      On any matter presented to stockholders, Series C Preferred Stock is entitled to the number of votes per share equal to the number of whole shares of Class A Common Stock into which such share of Series C Preferred Stock is convertible on the record date for the determination of stockholders that are entitled to vote on that matter.

INTERNET COMMERCE CORPORATION
Notes to consolidated financial statements

9.	STOCKHOLDERS’ EQUITY — (Continued)
      On October 14, 2004, the Board of Directors declared a dividend on the Series C Preferred Stock for 2004 payable on January 1, 2005 in shares of Class A Common Stock in the amount of $400,000, which, per the terms of the Series C Preferred Stock, amounted to 236,267 shares. After the Company had recorded the issuance of the shares as payment for the dividend, but before the certificate representing the Class A Common Stock was physically issued, the Company began discussions with Cable & Wireless PLC (“C&W”), purported owner of the Series C Preferred Stock, about retiring the Series C Preferred Stock. As these discussions progressed, the Company realized that there was substantial evidence that the Series C Preferred Stock was held by Cable & Wireless USA (“C&W USA”), a formerly wholly owned subsidiary of C&W that filed Chapter 11 bankruptcy in the United States on December 8, 2003. The Company continues to hold the certificate for the Class A Common Stock and has presented evidence of its belief that the Series C Preferred Shares are held by the estate of the bankrupt C&W USA to both the management of C&W and the trustee for C&W USA, a managing director of AlixPartners. The trustee for C&W USA has also reached the conclusion that the estate holds the Series C Preferred Stock and is in negotiations with C&W to resolve the ownership issue. Until the Company is notified who actually owns the Series C Preferred Stock, either as a result of the negotiations between the trustee for C&W USA and C&W, or as the result of any required legal action to settle ownership, the Company will not issue any Series Class A Common Stock certificates. The Company will continue to accrue for the Series C Preferred Stock dividend and, when appropriate, record the appropriate amount of Class A Common Stock as issued for payment of the dividend.
      As of July 31, 2005, 2004, and 2003 the Company had accrued $232,329, $232,787, and $231,726 for dividends payable, respectively. The total liquidation value of Series C Preferred Stock was $10,000,000 plus accrued dividends of $232,329 as of July 31, 2005.

Series D Preferred Stock:
      Series D Preferred Stock is convertible at the option of the holder into 192,307 shares of Class A Common Stock subject to certain customary anti-dilution adjustments.
      Series D Preferred Stock is redeemable, in whole or in part, by the Company at the option of the Company at any time after April 30, 2005 if the price of Class A Common Stock is greater than or equal to $2.60 per share for thirty consecutive trading days. The redemption price for each share of Series D Preferred Stock is $1,000 plus any accrued and unpaid dividends. Series D Preferred Stock shall have preference as to assets over all other classes or series of common and preferred stock of the Company, except for Series C Preferred Stock, in the event of any liquidation, dissolution, or winding up of the Company. In any liquidation, dissolution or winding up, the holders of Series D Preferred are entitled to receive an amount in cash equal to $1,000 per share plus any accrued and unpaid dividends before any distribution is made to holders of common and preferred stock, except for Series C Preferred Stock.
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

INTERNET COMMERCE CORPORATION
Notes to consolidated financial statements

9.	STOCKHOLDERS’ EQUITY — (Continued)

Warrants:
      As of July 31, 2005, the following warrants to purchase Class A Common Stock were outstanding:

			Exercise
	Number of Shares		Price	Expiration Date

2001 Private Placement Warrants	109,091	(a)	$3.58	October 28, 2006
2001 Private Placement Commission Warrants	25,000	(a)(b)	$3.50	October 28, 2006
2002 Warrant Exchange Offer Warrants	263,715	(a)	$3.50	April 24, 2007
ING Warrants	60,000	(a)	$3.50	July 11, 2007
2003 Private Placement Warrants	1,278,825	(a)	$1.47	April 30, 2008
2003 Private Placement Warrants	230,774	(a)	$1.47	May 1, 2008
2003 Private Placement Commission Warrants	89,810	(a)(c)	$1.47	April 30, 2008
2003 Private Placement Commission Warrants	20,870	(a)(c)	$1.47	May 1, 2008
Silicon Valley Bank Warrants	40,000	(d)	$1.39	May 30, 2010
2004 Private Placement Warrants	849,507		$2.22	October 20, 2009
2004 Private Placement Commission Warrants	283,170	(e)	$2.22	October 20, 2009

Total number of Shares	3,250,762

Warrants:
      As of July 31, 2004, there were 3,650,762 outstanding warrants. During the current year, 400,000 warrants held by C&W USA expired unexercised on January 12, 2005. As of July 31, 2005, there were outstanding warrants to purchase 3,250,762 shares of common stock with a weighted-average exercise price of $2.02 per share.
      a) Redeemable by the Company at $0.10 per warrant under certain conditions.
      b) Issued to solicitation agents for their role in the October 2001 private placement.
      c) Issued to solicitation agents for their role in the April and May 2003 private placement.
      d) Issued in connection with the Company’s Accounts Receivable Financing Agreement (Note 11).
      e) Issued to the private placement agent in the 2004 private placement.
      The fair market value of warrants issued for compensation and services has been recognized as an expense in the period in which the respective services were performed.

Stock options:
      The Company’s Amended and Restated Stock Option Plan (the “Plan”) provides for the grant of options to purchase up to an aggregate of 7,000,000 shares of Class A Common Stock to employees, officers, directors and consultants or advisors. The options granted may be either incentive stock options or nonqualified options.

INTERNET COMMERCE CORPORATION
Notes to consolidated financial statements

9.	STOCKHOLDERS’ EQUITY — (Continued)
      Incentive stock options granted to employees have an exercise price equal to the fair market value of the underlying shares at the date of grant. The Board of Directors determines the exercise price of nonqualified options granted to employees and consultants. The term of all options granted may not exceed 10 years. Options vest as determined by the Board, but generally vesting occurs over a period of two to three years. Generally, vested options must be exercised within 90 days of termination of the optionee’s employment or other relationship with the Company. If termination of employment is for cause, the option will expire immediately.
      In January 2004, the Company implemented a voluntary stock option exchange program whereby the Company offered to exchange outstanding options to purchase shares of the Company’s common stock held by eligible employees of the Company with exercise prices per share greater than or equal to $11.50 for new options to purchase shares of the Company’s common stock (the “Offer to Exchange”). Under the terms of the Offer to Exchange, the 26 participating employees agreed to cancel as of January 30, 2004 their existing options to purchase 823,500 shares of the Company’s common stock and were granted options to purchase 494,100 shares of the Company’s common stock with an exercise price of $1.25 per share, the closing market price per share on January 20, 2004. Each new employee option was fully vested at the date of grant. Additionally, under the terms of the Offer to Exchange, two directors cancelled as of January 30, 2004 existing options to purchase 250,000 shares of the Company’s common stock and were granted options to purchase 150,000 shares of the Company’s common stock with an exercise price of $2.00 per share. The options granted to directors vest in two equal annual installments commencing one year after the date of grant. One director was eligible but declined to participate in the exchange and surrendered to the Company options to purchase 50,000 shares of common stock with an exercise price of $19 per share.
      Prior to August 1, 2003, the Company accounted for its employee stock options under the intrinsic value method of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations. Under APB 25, no stock-based employee compensation expense is reflected in the statement of operations for options granted to employees to purchase common stock granted with an exercise price equal to or greater that the market value of the underlying common stock on the date of grant. Effective August 1, 2003, the Company adopted the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation.” The fair value method has been applied prospectively to all employee awards granted, modified or settled after August 1, 2003. Options granted prior to August 1, 2003 that have not been modified or settled continue to be accounted for under the intrinsic value method of APB 25. During the fiscal year ended July 31, 2004, the Company recorded non-cash charges for stock-based compensation of $628,712 as a result of the adoption of the fair value recognition provisions of FASB Statement No. 123.
      The weighted-average fair value at the date of grant for options granted during the fiscal years ended July 31, 2005, 2004 and 2003 was $0.68, $0.68 and $1.04 per share, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted-average assumptions:

	Year Ended July 31,

	2005	2004	2003

Risk-free interest rate	3.21%	2.43%	2.09%
Expected lives	3	3	3
Expected volatility	79%	94%	136%
Expected dividend yield	0%	0%	0%

INTERNET COMMERCE CORPORATION
Notes to consolidated financial statements

9.	STOCKHOLDERS’ EQUITY — (Continued)
      The following table summarizes the Company’s stock options outstanding as of July 31, 2005, 2004 and 2003, as well as changes during the years then ended:

	Year Ended July 31,

	2005		2004		2003

		Weighted-Average		Weighted-Average		Weighted-Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price

	(Shares in thousands)

Options outstanding at beginning of year	5,236.6	$4.51	5,262.0	$8.92	5,422.3	$9.62
Granted	526.5	$1.26	1,679.9	$1.63	342.0	$1.35
Forfeited	(770.2)	$3.25	(1,701.6)	$15.31	(489.5)	$11.58
Exercised	(34.3)	$1.23	(3.7)	$1.11	(12.8)	$0.26

Options outstanding at end of year	4,958.6	$4.38	5,236.6	$4.51	5,262.0	$8.92

Options exercisable at end of year	4,347.6	$4.78	3,800.3	$4.95	4,406.2	$9.69

      The following table presents information relating to stock options outstanding as of July 31, 2005.

	Options Outstanding

		Weighted-	Weighted-	Options Exercisable
		Average Remaining	Average
		Contractual	Exercise		Weighted-Average
Range of Exercise Prices	Shares	Life (years)	Price	Shares	Exercise Price

	(Shares in thousands)
0.26 - 0.96	874.4	5.9	$0.68	734.4	$0.64
1.01 - 1.40	767.3	6.3	$1.24	693.6	$1.24
1.41 - 2.13	573.0	6.6	$1.76	250.7	$1.73
2.26 - 2.57	1,185.2	4.6	$2.47	1,110.2	$2.47
2.65 - 2.71	761.7	6.7	$2.70	761.7	$2.70
3.30 - 4.22	179.5	6.4	$3.76	179.5	$3.76
5.13 - 6.29	159.1	5.5	$5.14	159.1	$5.14
12.00 - 12.54	308.4	3.9	$12.01	308.4	$12.01
40.00 - 40.00	50.0	3.9	$40.00	50.0	$40.00
60.00 - 60.00	50.0	3.9	$60.00	50.0	$60.00
80.00 - 80.00	50.0	3.9	$80.00	50.0	$80.00

	4,958.6	5.7	$4.38	4,347.6	$4.78

      The Company had 668,982 options-shares available for grant under the Plan as of July 31, 2005.

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

INTERNET COMMERCE CORPORATION
Notes to consolidated financial statements

9.	STOCKHOLDERS’ EQUITY — (Continued)
price of $1.00 per share vest six months from the date of issuance, and options to purchase 40,000 shares at an exercise price of $1.25 per share vest one year from the date of issuance. The options have a fair value of $67,000, of which $15,000 was recorded as a non-cash stock-based compensation charge for services for the year ended July 31, 2004. In November 2003, this individual surrendered the 100,000 options described above to the Company with no additional compensation charge recorded.
      As of January 1, 2005, each non-employee member of the board of directors receives annual compensation of $36,000 for his current term of office. Prior to this date, each non-employee member of the board of directors received annual compensation of $25,000, which was payable quarterly in shares of Class A Common Stock of the Company. The Company issued 85,666, 104,382 and 51,703 shares of Class A Common Stock for the fiscal years ended July 31, 2005, 2004 and 2003, respectively, and recorded a non-cash compensation charge for these shares of $183,460, $129,722 and $79,167 for the fiscal years ended July 31, 2005, 2004 and 2003, respectively. The shares were fully vested on issuance.

10.	INCOME TAXES
      The Company’s effective tax rate varied from the statutory federal income tax rate as follows:

	For the Year Ended
	July 31,

	2005	2004	2003

Expected federal statutory rate (benefit)	34.0%	(35.0)%	(35.0)%
Increase (decrease) in taxes resulting from:
Non-deductible amortization and write-off of intangibles	—	—	5.7
Other permanent differences	—	0.3	1.1
State and local income tax (benefit), net of federal effect	6.4	(5.0)	(4.0)
Other	2.6	1.7	(4.3)
Increase/(decrease) in valuation allowance	(31.5)	38.0	36.5

Effective tax rate	11.5%	—%	—%

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and for tax reporting carryforwards. Significant components of the Company’s deferred tax assets, liabilities and the valuation allowance at July 31, 2005 and 2004 are as follows:

	July 31,

	2005	2004

Deferred tax assets:
Accrued expenses	$353,002	$252,208
Deferred revenues	57,204	52,863
Deferred rent	614	6,175
Property and equipment	65,784	104,209
Non-cash compensation associated with options	536,354	268,447
Credit for increasing research activity carryforwards	182,371	148,414
Capital loss carryforwards	100,036	100,036
Federal, state and local net operating loss carryforwards	30,575,821	31,417,352

	31,862,178	32,349,704

INTERNET COMMERCE CORPORATION
Notes to consolidated financial statements

10.	INCOME TAXES — (Continued)

	July 31,

	2005	2004

Deferred tax liabilities:
Purchased intangibles	(561,275)	(906,004)
Capitalized software development costs	—	(7,144)

	(561,275)	(913,148)
Net deferred tax asset before valuation allowance	31,309,911	31,436,556
Valuation allowance	(31,309,911)	(31,436,556)

Net deferred tax asset	$—	$—

      The Company has provided a valuation allowance of 100% of its net deferred tax asset due to the uncertainty of generating future profits that would allow for the realization of such deferred tax asset. The net increase (decrease) in the total valuation allowance for the year ended July 31, 2005 and 2004 was $(126,645) and $1,661,996, respectively.
      The Company has net operating loss carryforwards for tax purposes of approximately $76.6 million as of July 31, 2005. These carryforwards expire from 2009 to 2024.
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
      On May 30, 2003, the Company executed an Accounts Receivable Financing Agreement (“Financing Agreement”) with Silicon Valley Bank (“Bank”) originally with a term of one year. Per the terms of the Financing Agreement, the Company issued the bank warrants to purchase 40,000 shares of Class A Common Stock. The warrants are immediately exercisable at an exercise price of $1.39, equal to the fair market value of the Class A Common Stock on the date of closing of the Financing Agreement. The warrants are exercisable for a seven-year period. The fair value of the warrants in the amount of approximately $34,000 has been amortized to interest expense in the years ended July 31, 2004 and 2003 in the amount of approximately $28,400 and $5,700, respectively. The Financing Agreement has been amended on October 22, 2003, August 31, 2004 and March 16, 2005. As of the last amendment to the Financing Agreement, the Company may borrow, subject to certain conditions, up to 80% of its outstanding accounts receivable up to a maximum of $2,000,000. The applicable interest rate is the prime rate plus ..25% as long as our adjusted quick ratio is 1.25% or greater and prime rate plus .75% if the Company’s adjusted quick ratio is less than 1.25%. The Company also pays a collateral handling fee equal

INTERNET COMMERCE CORPORATION
Notes to consolidated financial statements

11.	ACCOUNTS RECEIVABLE FINANCING AGREEMENT — (Continued)
to .15% on the average daily outstanding receivable balance as long as its adjusted quick ratio is 1.25% or greater, going to ..35% if the adjusted quick ratio is less than 1.25%. Interest is payable monthly. The Bank has been granted a security interest in substantially all of the Company’s assets. The amended Financing Agreement terminates March 16, 2006. At July 31, 2005 and 2004 respectively, there were no amounts outstanding under the Financing Arrangement.

12.	COMMITMENTS AND CONTINGENCIES

Profit sharing plan:
      The Company has a Profit Sharing Plan under which an amount equal to 3.5% of the pretax profit of the Company for each fiscal year may be set aside for the benefit of such employees as are determined by the Board of Directors. Through July 31, 2005, the Board of Directors has determined that no funding should be provided under this plan.
Obligations under operating leases:
      The Company has non-cancelable operating lease commitments for office space expiring on various dates through November 2011. Rent expense under these leases was approximately $810,000, $967,000 and $1,047,000 for the fiscal years ended July 31, 2005, 2004 and 2003, respectively. Certain leases contain escalation clauses for operating expenses.
      As part of the MEC acquisition, the Company assumed a lease in New York, New York. The estimated present value of the net liability under this lease was recorded as part of the purchase price in accrued liabilities. Total rent payments under this lease where $294,912 for the year ending July 31, 2005.
      As of July 31, 2005, minimum future rental payments due under non-cancelable operating leases are as follows:

Year	Amount

2006	$1,407,763
2007	$1,439,739
2008	$1,391,269
2009	$1,395,293
2010	$1,159,485
Thereafter	$327,924
      On July 31, 2004, the Company ceased utilizing certain office space leased under a non-cancelable operating lease. The future lease payments for this space in the amount of $33,000 and $166,000 have been recorded as a liability at July 31, 2004 and 2003, respectively. Prior to July 31 2005, the Company leased office space in Norcross, Georgia from a company controlled by a member of the Board of Directors. The Company paid $72,370 to the related party director under this lease, which expired on July 31, 2005.

Obligations under capital leases:
      The Company’s commitments under non-cancelable capital leases for computer equipment and software as of July 31, 2005 were immaterial.

INTERNET COMMERCE CORPORATION
Notes to consolidated financial statements

12.	COMMITMENTS AND CONTINGENCIES — (Continued)

Representations and Warranties:
      As part of its standard license agreements, the Company agrees to indemnify its customers against liability if the Company’s products infringe a third party’s intellectual property rights. Historically, the Company has not incurred any significant costs related to performance under these indemnities. As of July 31, 2005, the Company was not subject to any litigation alleging that the Company’s products infringe the intellectual property rights of any third parties.

Letters of credit:
      The Company has provided cash collateral for letters of credit in the aggregate amount of $417,330 and $107,563 at July 31, 2005 and 2004, respectively, which serve as security deposits for certain lease agreements. These amounts have been recorded as restricted cash in the Company’s consolidated balance sheet.

Separation Agreements:
      In June 2004, ICC entered into a Separation Agreement with its former Chief Financial Officer which required the Company to pay $95,000, payable in semi-monthly installments of $7,917 commencing on June 30, 2004. $71,250 was paid in fiscal year 2005, and $23,750 was paid in fiscal year 2004.

13.	CONCENTRATION OF CREDIT RISK AND REVENUES
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
      For the fiscal years ended July 31, 2005, 2004 and 2003, no single customer accounted for more than 10% of revenue. No single customer accounted for more than 10% of accounts receivable at July 31, 2005 and 2004.
      Revenue by geographic region, based on customer location is as follows:

	North
Year Ended July 31,	America	Europe	Other	Total

2005	$16,609,951	$48,510	$46,170	$16,704,631
2004	$11,669,502	$27,698	$7,603	$11,704,803
2003	$12,054,455	$22,947	$5,912	$12,083,314

14.	BUSINESS SEGMENT INFORMATION
      The Company’s two operating segments are:
      ICC.NETtm — the Company’s global Internet-based value added network, or VAN, uses the Internet and proprietary technology to deliver customers’ documents and data files to members of their trading communities, many of which may have incompatible systems, by translating the documents and data files into any format required by the receiver, and the development and operation of comprehensive business-to-business e-commerce solutions. Until January 2004, this segment also conducted a series of product-independent, one-day EDI seminars for e-commerce users. The Company discontinued offering seminars in January 2004. Revenue from these seminars was immaterial in all periods presented.

INTERNET COMMERCE CORPORATION
Notes to consolidated financial statements

14.	BUSINESS SEGMENT INFORMATION — (Continued)
      In response to continuing weak demand for its professional services, in February 2004 the Company combined these activities with ICC.NET to reduce operating costs. As a result, effective February 2004, the Company no longer reports the results for its professional services activities in a separate segment and includes these results in the ICC.NETtm segment. These activities were previously reported in the Professional Services segment.
      EC Service Bureau — the EC Service Bureau manages and translates the data of small and mid-sized companies that exchange EDI data with large companies and provides various EDI and UPC (universal product code) services. The EC Service Bureau also licenses EDI software.
      The table below summarizes information about operations and long-lived assets as of and for the years ended July 31, 2005, 2004 and 2003:

	ICC.NET	EC Service Bureau	Total

Year Ended — July 31, 2005
Revenues from external customers	$11,266,057	$5,438,574	$16,704,631

Operating income/(loss)(1)	$(901,129)	$1,128,267	$227,138
Other income, net	37,246	—	37,246

Income/(loss)before income taxes	$(863,883)	$1,128,267	$264,384
Income tax expense	—	(30,390)	(30,390)

Net income (loss)	$(863,883)	$1,097,877	$233,994

Supplemental segment information:
Amortization and depreciation	$1,171,950	$365,593	$1,537,543
Non-cash charges for stock-based compensation and services	$692,452	$—	$692,452
As of July 31, 2005
Property and equipment, net	$608,105	$21,814	$629,919
Acquired identified intangibles, net	239,000	1,533,757	1,772,757
Goodwill	26,132	3,816,403	3,842,535

Long lived assets, net	$873,237	$5,371,974	$6,245,211

Capital expenditures	$406,050	9,381	$415,431

INTERNET COMMERCE CORPORATION
Notes to consolidated financial statements

14.	BUSINESS SEGMENT INFORMATION — (Continued)

	ICC.NET	EC Service Bureau	Total

Year Ended — July 31, 2004
Revenues from external customers	$10,273,810	$1,430,993	$11,704,803

Operating loss(1)	$(3,995,103)	$(111,165)	$(4,106,268)
Other income/(loss)	20,394	(735)	19,659

Net (loss)	$(3,974,709)	$(111,900)	$(4,086,609)

Supplemental segment information:
Amortization and depreciation	$1,377,968	$67,143	$1,445,111
Impairment of capitalized software	—	44,983	44,983
Non-cash charges for stock-based compensation and services	799,718	1,121	800,839
As of July 31, 2004
Property and equipment, net	222,757	72,799	295,556
Capitalized software, net	—	17,860	17,860
Acquired identified intangibles, net	1,195,000	1,070,010	2,265,010
Goodwill	26,132	2,513,106	2,539,238

Long lived assets, net	$1,443,889	$3,673,775	$5,117,664

Year Ended — July 31, 2003 (recasted)
Revenues from external customers	$10,595,368	$1,487,946	$12,083,314

Operating loss(1)	$(4,508,817)	$(1,132,102)	$(5,640,919)
Other loss	(363,399)	—	(363,399)

Net loss	$(4,872,216)	$(1,132,102)	$(6,004,318)

Supplemental segment information:
Amortization and depreciation	$1,591,391	$86,775	$1,678,166
Impairment of software inventory	248,077	—	248,077
Impairment of capitalized software	—	148,479	148,479
Impairment of marketable securities	317,924	—	317,924
Impairment of acquired intangibles	—	982,142	982,142
Non-cash charges for stock-based compensation and services	139,415	—	139,415
As of July 31, 2003
Property and equipment, net	$514,011	$42,801	$556,812
Capitalized software, net	—	127,841	127,841
Acquired identified intangibles, net	2,151,000	—	2,151,000
Goodwill	26,132	1,185,793	1,211,925

Long lived assets, net	$2,691,143	$1,356,435	$4,047,578

(1)	Certain costs for executive management, human resources, accounting and finance are allocated to the EC Service Bureau from ICC.NETtm based on the level of services performed. In an effort to operate more efficiently and to reduce costs, these functions were consolidated and are now performed by ICC.NETtm personnel. ICC.NETtm allocated $570,000, $180,000 and $135,000 of these costs to the EC Service Bureau for the fiscal years ended July 31, 2005, 2004 and 2003, respectively.

INTERNET COMMERCE CORPORATION
Notes to consolidated financial statements

15.	SUPPLEMENTAL NON-CASH DISCLOSURES TO STATEMENT OF CASH FLOWS
      The Company had the following non-cash investing and financing activities:

	Year Ended July 31,

	2005	2004	2003

Amounts related to business combinations:
Fair value of assets acquired, net of cash acquired	$2,548,486	$2,776,683	$—
Less:
Liabilities assumed	2,757,091	174,283	—
Fair value of equity instruments issued	—	2,465,589	—
Transaction costs accrued	—	206,127	—

	2,757,091	2,845,999	—

Net cash acquired from acquisitions	$208,605	$69,316	$—

Equipment acquired under capital leases	$—	$15,117	$—
Issuance of common stock for dividends on preferred stock	400,000	401,061	400,031
Private placement commissions	—	8,802	87,802

16.	QUARTERLY INFORMATION (UNAUDITED)
      The following unaudited quarterly financial information (in thousands, except for per share data) includes, in the Company’s opinion, all normal and recurring adjustments necessary to fairly state its consolidated results of operations and related information for the periods presented

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Year ended July 31, 2005
Revenues, net	$3,746	$3,493	$4,388	$5,078
Total costs and expenses	4,151	3,788	4,105	4,434

Operating income/(loss)	(405)	(295)	283	644
Interest and investment income, net	3	7	13	14

Net income/(loss)	$(402)	$(288)	$296	658

Basic and diluted income/(loss) per common share	$(0.03)	$(0.02)	$0.01	$0.03

Year ended July 31, 2004
Revenues, net	$3,103	$2,756	$2,892	$2,954
Total costs and expenses	3,909	4,313	3,534	4,055

Operating loss	(806)	(1,557)	(642)	(1,101)
Interest and investment income, net	(12)	54	(20)	(3)
Net loss	$(818)	$(1,503)	$(662)	$(1,104)

Basic and diluted loss per common share	$(0.07)	$(0.12)	$(0.05)	$(0.06)

INTERNET COMMERCE CORPORATION
SCHEDULE II.     VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Additions
	Beginning of	Charged to	Additions		Balance at
	Period	Expense	Acquired	Deductions	End of Period

Year ended July 31, 2005
Allowance for doubtful accounts	$308,867	$431,584	$—	$(158,544)	$581,907
Allowance on deferred tax asset	$31,436,556	$—	$—	$(126,645)	$31,309,911

Year ended July 31, 2004
Allowance for doubtful accounts	$220,281	$176,670	$11,116	$(99,200)	$308,867
Allowance on deferred tax asset	$29,774,560	$1,661,996	$—	$—	$31,436,556

Year ended July 31, 2003
Allowance for doubtful accounts	$241,684	$43,501	$—	$(64,904)	$220,281
Allowance on deferred tax asset	$27,774,150	$2,000,410	$—	$—	$29,774,560