Form 10-Q
period 2005-10-31
INTERNET COMMERCE CORP
filed 2005-12-13
CIK 894738

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
[Mark One]

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___to ___
Commission File Number: 000-24996
INTERNET COMMERCE CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-3645702
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

6025 The Corners Parkway, Suite 100
Norcross, Georgia	30092
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s Telephone Number, Including Area Code: (678) 533-8000
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of December 5, 2005, the Registrant had outstanding 19,564,502 shares of Class A Common Stock.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheets

	October 31,	July 31,
	2005	2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,680,646	$3,983,005
Accounts receivable, net of allowance for doubtful accounts and allowance for sales returns and allowances of $655,685 and $581,907, respectively	3,720,073	3,476,211
Prepaid expenses and other current assets	230,445	403,659

Total current assets	8,631,164	7,862,875

Restricted cash	417,330	417,330
Property and equipment, net	650,652	629,919
Goodwill	3,907,536	3,842,536
Other intangible assets, net	1,442,281	1,772,757
Other assets	32,373	32,373

Total assets	$15,081,336	$14,557,790

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$550,593	$226,097
Accrued expenses	1,011,625	1,490,604
Accrued dividends – preferred stock	332,151	232,329
Deferred revenue	130,685	152,434
Capital lease obligation	1,489	3,645
Other current liabilities	650,950	894,199

Total current liabilities	2,677,493	2,999,308

Long-term lease liability from acquisition	1,139,654	1,216,280

Total liabilities	3,817,147	4,215,588

Stockholders’ Equity:
Preferred stock – 5,000,000 shares authorized, including 10,000 shares of series A, 10,000 shares of series C, 250 shares of series D and 175 shares of series S:
Series A Preferred Stock – par value $.01 per share, none issued and outstanding	—	—
Series C Preferred Stock – par value $.01 per share, 44.76 votes per share; 10,000 shares issued and outstanding (liquidation value of $10,332,151)	100	100
Series D Preferred Stock – par value $.01 per share, 769 votes per share; 250 shares issued and outstanding (liquidation value of $250,000)	3	3
Series S Preferred Stock – par value $.01 per share, none issued and outstanding	—	—
Common stock:
Class A – par value $.01 per share, 40,000,000 shares authorized, one vote per share; 19,562,502 and 19,414,420 shares issued and outstanding, respectively	195,625	194,144
Class B – par value $.01 per share, 2,000,000 shares authorized, six votes per share; none issued and outstanding	—	—
Additional paid-in capital	96,011,721	95,813,761
Accumulated deficit	(84,943,260)	(85,665,806)

Total stockholders’ equity	11,264,189	10,342,202

Total liabilities and stockholders’ equity	$15,081,336	$14,557,790

See notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended
	October 31,
	2005	2004

Service revenues	$5,017,833	$3,746,540

Expenses:

Cost of services (including non-cash compensation of $5,871 and $2,143 for the three months ended October 31, 2005 and 2004, respectively)	1,905,397	1,419,569

Product development and enhancement (including non-cash compensation of $3,188 and $7,552 for the three months ended October 31, 2005 and 2004, respectively)	102,983	230,263

Selling and marketing (including non-cash compensation of $5,663 and $2,643 for the three months ended October 31, 2005 and 2004, respectively)	415,357	840,761

General and administrative (including non-cash compensation of $172,376 and $198,495 for the three months ended October 31, 2005 and 2004, respectively)	1,854,255	1,660,660

	4,277,992	4,151,253

Operating Income/(loss)	739,841	(404,713)

Other income and (expense):
Interest and investment income	25,670	6,098
Interest expense	(35,787)	(2,996)
Other income	17,087	—

	6,970	3,102

Income (loss) before income taxes	746,811	(401,611)

Provision for income taxes, current	24,265	—

Net income (loss)	722,546	(401,611)

Dividends on preferred stock	(99,822)	(100,546)

Income/(loss) attributable to common stockholders	$622,724	$(502,157)

Basic and diluted income/(loss) per common share	$0.03	$(0.03)

Anti-dilutive stock options and warrants outstanding	3,108,137	8,611,979

Weighted average number of common shares outstanding – basic	19,510,748	19,058,187

Weighted average number of common shares outstanding – diluted	21,536,286	19,550,188

See notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended October 31,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$722,546	$(401,611)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	404,238	381,260
Bad debt expense	126,571	29,542
Non-cash interest expense	35,615	—
Non-cash charges for equity instruments issued for compensation and services	187,098	210,833
Changes in:
Accounts receivable	(370,433)	(350,431)
Prepaid expenses and other assets	119,215	3,883
Accounts payable	324,496	195,077
Accrued expenses	(478,980)	(30,885)
Deferred revenue	(21,750)	3,210
Other liabilities	(355,490)	(23,026)

Net cash provided by operating activities	693,126	17,852

Cash flows from investing activities:
Additional costs of previous acquisition	(65,000)	(79,810)
Purchases of property and equipment	(94,495)	(32,142)

Net cash used in investing activities	(159,495)	(111,952)

Cash flows from financing activities:
Common stock issued for services related to 2004 private placement	—	(23,512)
Payments of capital lease obligations	(2,155)	(26,496)
Proceeds from exercise of employee stock options	166,165	—

Net cash provided by/ (used in) financing activities	164,010	(50,008)

Net increase (decrease) in cash and cash equivalents	697,641	(144,108)

Cash and cash equivalents, beginning of period	3,983,005	3,789,643

Cash and cash equivalents, end of period	$4,680,646	$3,645,535

Supplemental disclosure of cash flow information:

Cash paid for interest during the period	$172	$2,996

Supplemental disclosure of noncash financing activity:
Issuance of 20,283 shares of Class A Common Stock upon exercise of 40,000 Silicon Valley Bank Warrants	203	—
See notes to condensed consolidated financial statements.

Notes to condensed consolidated financial statements (unaudited)
     The accompanying unaudited condensed consolidated financial statements of Internet Commerce Corporation (the “Company” or “ICC”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. In the opinion of management, such statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the Company’s financial position, results of operations and cash flows at the dates and for the periods indicated. Pursuant to the requirements of the Securities and Exchange Commission (the “SEC”) applicable to Quarterly Reports on Form 10-Q, the accompanying financial statements do not include all the disclosures required by GAAP for annual financial statements. While the Company believes that the disclosures presented are adequate to make the information not misleading, these unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2005. Operating results for the three month period ended October 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2006.
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
2. Recent Acquisitions
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
     As part of the transaction, the Company assumed an unfavorable lease as discussed in FASB 141. The Company has recorded the present value of the estimated difference between the cash amounts due under the existing terms of the lease; cash received from Inovis as part of the transaction net of the estimated current market value of cash flows receivable under the terms of an assumed sublease. The estimates of the sublease cash flows are subject to change as per FASB 141. As of the date of the transaction, the Company recorded approximately $2,291,000 as other liabilities under the assumed lease. In addition, the Company assumed certain employee obligations, transition services fees payable to Inovis and other estimated closing costs of the MEC New York location that have been recorded as other accrued liabilities for approximately $376,000. The total allocated purchase price was $2,378,781.
     Under the FASB 141 allocation, the Company recorded fixed assets and leasehold improvements of approximately $210,000, restricted cash of approximately $420,000, intangibles for customer relationships of approximately $737,000 and goodwill of approximately $1,456,000. The recorded fixed assets are estimated to have a life of two years; the leasehold improvements are being amortized over the term of the lease and the customer relationship intangible will be amortized over five years. The recorded goodwill will be subject to annual impairment testing under Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangibles.”
     At the date of acquisition, the intangible assets of MEC consisted of its customer relationships, valued at $737,000.
     The following table sets forth the components of the purchase price for MEC as of October 31, 2005:

Assumption of lease	$2,291,035
Estimated transaction costs	22,746
Additional costs since July 31, 2005	65,000

Total purchase price	$2,378,781

3. BUSINESS SEGMENT INFORMATION
     The Company’s two operating segments are:
•	ICC.NET™ — ICC.NET is a complete VAN solution designed to meet electronic data interchange requirements in a secure, reliable, available and flexible environment regardless of file size, communication protocol or data format. We charge our customers using the ICC.NET service based upon the amount of information that customers transmit through our network to their trading partners. These charges are primarily made on a set price per “kilo-character” (every thousand bytes of information through the network).

•	EC Service Bureau — The EC Service Bureau manages and translates the data of small and mid-sized companies that exchange EDI data with large companies and provides various EDI and Universal Product Code (“UPC”) services. The EC Service Bureau also licenses EDI software which amounts are immaterial for all periods presented.
     The tables below summarize information about operations and long-lived assets as of and for the three month periods ended October 31, 2005 and 2004.

		EC Service
	ICC.NET	Bureau	Total
Three Months — October 31, 2005
Revenues from external customers	$3,034,016	$1,983,817	$5,017,833

Operating income (1)	$372,943	$366,898	$739,741
Other income (expense), net	6,970	—	6,970

Income before income taxes	379,913	366,898	746,811

Income tax expense	13,009	11,256	24,265

Net income (1)	$366,904	$355,642	$722,546

Supplemental segment information:
Amortization and depreciation	$295,239	$108,999	$404,238
Non-cash charges for stock-based compensation and services	$182,822	$4,276	$187,098

As of October 31, 2005
Property and equipment, net	$444,533	$206,119	$650,652
Goodwill	26,132	3,881,404	3,907,536
Acquired identified intangibles, net	—	1,442,281	1,442,281

Long lived assets, net	$470,665	$5,529,804	$6,000,469

Capital expenditures	$94,495	$—	$94,495

1)	Certain costs for selling and marketing functions were allocated to the EC Service Bureau from ICC.NET based on the level of service performed. ICC.NET allocated $45,000 of selling and marketing costs to the EC Service Bureau during the three months ended October 31, 2005. Also, certain costs for executive management, MIS, human resources and accounting and finance functions were allocated to the EC Service Bureau from ICC.NET based on the level of service performed. ICC.NET allocated $255,000 of general and administrative costs for these services to the EC Service Bureau for the three months ended October 31, 2005.

Business Segment Information (continued)

		EC Service
	ICC.NET	Bureau	Total
Three Months – October 31, 2004
Revenues from external customers	$2,825,242	$921,298	$3,746,540

Operating income (loss) (2)	$(477,713)	$73,000	$(404,713)
Other income (expense), net	(3,102)	—	(3,102)

Net income (loss) (2)	$(474,611)	$73,000	$(401,611)

Supplemental segment information:
Amortization and depreciation	$308,711	$72,549	$381,260
Non-cash charges for stock-based compensation and services	$210,833	$—	$210,833

As of October 31, 2004
Property and equipment, net	$189,202	$64,270	$253,472
Capitalized software development costs, net	4,465	—	4,465
Goodwill	26,132	2,592,916	2,619,048
Acquired identified intangibles, net	956,000	1,015,371	1,971,371

Long lived assets, net	$1,175,799	$3,672,557	$4,848,356

2)	Certain costs for selling and marketing functions were allocated to the EC Service Bureau from ICC.NET based on the level of service performed. ICC.NET allocated $24,000 of selling and marketing costs to the EC Service Bureau during the three months ended October 31, 2004. Also, certain costs for executive management, MIS, human resources and accounting and finance functions were allocated to the EC Service Bureau from ICC.NET based on the level of service performed. ICC.NET allocated $135,000 of general and administrative costs for these services to the EC Service Bureau for the three months ended October 31, 2004.
4. Subsequent Event
     On November 1, 2005, the Company acquired The Kodiak Group, Inc. (“Kodiak”), a privately held company delivering e-commerce and global data synchronization services to blue chip customers in a variety of industries. Under the terms of the Share Purchase Agreement, the Company paid $1.0 million in cash on close, will pay an additional $1 million in cash should the Kodiak operations generate revenue of no less than $3.0 million over the first twelve months following the acquisition, and up to an additional $0.5 million on a pro-rated basis should the Kodiak operations generate between $3.25 and $4 million in revenue over the first twelve months following the acquisition. The Company completed the acquisition of Kodiak in order to strengthen its EDI professional services offerings. The Company acquired cash, receivables, fixed assets, contracts, a customer list and other long-term intangibles from the acquisition. The Company has hired an outside third party to complete an independent valuation of these assets. Upon completion of the valuation, the Company will disclose the results of the valuation and additional pro-forma information.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This Quarterly Report on Form 10-Q contains a number of “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Specifically, all statements other than statements of historical facts included in this Quarterly Report regarding our financial position, business strategy and plans and objectives of management for future operations are forward-looking statements. These forward-looking statements are based on the beliefs of management, as well as assumptions made by and information currently available to management. When used in this Report, the words “anticipate,” “believe,” “estimate,” “expect,” “may,” “will,” “continue” and “intend,” and words or phrases of similar import, as they relate to our financial position, business strategy and plans, or objectives of management, are intended to identify forward-looking statements. These statements reflect our current view with respect to future events and are subject to risks, uncertainties and assumptions related to various factors including, without limitation, those described in the “Risk Factors” section of this Quarterly Report.
     Although we believe that our expectations are reasonable, we cannot assure you that our expectations will prove to be correct. Should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described in this Quarterly Report as anticipated, believed, estimated, expected or intended.
Overview
     Internet Commerce Corporation is a pioneer in the use of the Internet for electronic data interchange (“EDI”) business-to-business (B2B) e-commerce solutions and an operator of one of the largest EDI service centers in the United States. EDI is an electronic tool used to provide a more efficient exchange of business information between trading partners. Intermediaries called value-added networks (“VAN”) have evolved to facilitate EDI processes. A VAN allows each customer to adopt its own communication protocol and also allows multiple trading partners in the supply chain to communicate electronically using a VAN as an intermediary.
     Our B2B Internet and service center solutions allow thousands of customers to rely on our solutions, expertise and support to help balance the cost and function required to meet the individual requirements for communicating with their trading partners in compliance with partner specifications.
     Organizationally, our two segments of business are known as the:
•	ICC.NET™ segment, which is composed primarily of our VAN operations, and

•	Electronic Commerce Service Bureau (“EC Service Bureau”) segment, whose operations primarily focus on facilitating the EDI communications of small and medium sized businesses with their trading partners.
     These segments compliment one another and give us the ability to provide solutions to many different kinds of enterprises, from sole proprietorships to large corporations, operating in a variety of industries.
Critical Accounting Policies and Estimates
     The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses. We consider certain accounting policies related to revenue recognition, valuation of acquired intangibles and impairment of long-lived assets including goodwill, and valuation of investments to be critical policies due to the estimation process involved in each. Management discusses its estimates and judgments with the Audit Committee of our Board of Directors.

     For a more detailed description on the application of these and other accounting policies, see Note 2 of the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended July 31, 2005. Reference is also made to the discussion of the application of these critical accounting policies and estimates contained in Management’s Discussion and Analysis in our Annual Report on Form 10-K for fiscal 2005. During the three months ended October 31, 2005, there were no significant or material changes in the application of critical accounting policies that would require an update to the information provided in the Form 10-K for fiscal 2005.
Stock-Based Compensation
     In January 2004, we adopted the fair value method of recording stock-based compensation expense in accordance with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). On December 6, 2004, the Financial Accounting Standards Board issued FASB Statement No. 123R (revised 2004), Share-Based Payment, which is a revision of SFAS 123. Statement 123R supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends FASB Statement No. 95, Statements of Cash Flows. The approach to accounting for share-based payments in Statement 123R is similar to the approach described in Statement 123. However, Statement 123R requires that all share-based payments to employees, including grants of employee stock options, be recognized in the financial statements based on their fair values and no longer allows pro forma disclosure as an alternative to financial statement recognition. We adopted the fair-value recognition provisions of SFAS 123 in January 2004 and no changes were made to our recognition method upon adoption of Statement 123R, which became effective on August 1, 2005.
     The fair value of stock options issued in stock-based compensation plans as determined on the date of grant using the Black-Scholes option-pricing model is being expensed over the vesting period of the related stock options. The use of this model required management to make certain estimates for values of variables used by the model. Management estimated the values for stock price volatility, the expected life of the equity instruments and the risk free interest rate based on information that was available to management at the time the Black-Scholes option-pricing calculations were performed. During the three month period ended October 31, 2005, the we recorded non-cash charges for stock-option compensation of $133,098.

Three Months Ended October 31, 2005 Compared with Three Months Ended October 31, 2004.
Results of Operations — Consolidated
     The following table reflects consolidated operating data by reported segments. All significant intersegment activity has been eliminated. Accordingly, the segment results below exclude the effect of transactions with our subsidiaries.

	Three Months Ended
	October 31,
	2005	2004
Income (loss) before income taxes:
ICC.NET	$379,913	$(474,611)
EC Service Bureau	366,898	73,000

Income (loss) before income taxes	$746,811	$(401,611)

Results of Operations – ICC.NET
     Our ICC.NET service, our global Internet-based VAN, uses the Internet and our proprietary technology to deliver our customers’ documents and data files to members of their trading communities. The following table summarizes operating results for our ICC.NET service for the three months ended October 31, 2005 and 2004:

	Three Months Ended
	October 31,		Variance
	2005	2004	$	%
Revenues:
VAN services	$2,853,577	$2,621,838	231,739	9
Professional services	133,849	138,775	(4,926)	(4)
Mapping services	46,590	64,629	(18,039)	(28)

	3,034,016	2,825,242	208,774	7

Expenses:
Cost of services	1,005,964	1,200,157	(194,193)	(16)
Product development and enhancement	27,643	134,077	(106,434)	(79)
Selling and marketing	245,005	688,312	(443,307)	(64)
General and administrative	1,199,639	1,069,576	130,063	12
Non-cash charges for stock-based compensation	182,822	210,833	(28,011)	(13)

	2,661,073	3,302,955	(641,882)	(19)

Operating income (loss)	372,943	(477,713)	850,656	178

Other income (expense), net	6,970	3,102	3,868	125

Net income (loss) before income taxes	$379,913	$(474,611)	854,524	180

     Revenues — ICC.NET – Revenue from ICC.NET services was 60% of consolidated revenues for the quarter ended October 31, 2005 (“2006 Quarter”) compared to 75% for the quarter ended October 31, 2004 (“2005 Quarter”), reflecting the increased revenue in the EC Service Bureau segment due to the acquisition of MEC (see Note 2 to our Condensed Consolidated Financial Statements for disclosures related to our recent acquisitions). ICC.NET service revenues increased $209,000, or 7%, to $3,034,000 for the 2006 Quarter compared to $2,825,000 for the 2005 Quarter. VAN service revenue increased $232,000, or 9%, to $2,854,000 for the 2006 Quarter compared to $2,622,000 for the 2005 Quarter. The increase in VAN services revenue is attributable to an increase in transaction volume. Professional services revenue decreased $5,000, or 4%, to $134,000 for the 2006 Quarter compared to $139,000 for the 2005 Quarter. Mapping services revenue decreased $18,000, or 28%, to $47,000 for the 2006 Quarter compared to $65,000 for the 2005 Quarter. We continue to experience slow demand for both of these services.
     Cost of services — ICC.NET – Cost of services relating to our ICC.Net service was 33% of revenue from the ICC.NET services for the 2006 Quarter, compared to 42% for the 2005 Quarter. Total cost of services decreased $194,000, or 16%, to $1,006,000 for the 2006 Quarter compared to $1,200,000 for the 2005 Quarter. Cost of services consists primarily of salaries and employee benefits, connectivity fees, amortization, allocation of product and development expenses and rent.

This decrease was the result of a $67,000 reduction in salaries and benefits due to reduced headcount as well as a $57,000 decrease in connectivity fees due to a switch in our primary connectivity vendor and a $57,000 decrease in rent due primarily to a decrease in office space allocation.
     Product development and enhancement — ICC.NET - Product development and enhancement costs relating to our ICC.NET service consist primarily of salaries and employee benefits. Product development and enhancement costs decreased $106,000 to $28,000 in the 2006 Quarter from $134,000 in the 2005 Quarter primarily due to a reduction in salaries and benefits.
     Selling and marketing — ICC.NET - Selling and marketing expenses relating to our ICC.NET service consist primarily of salaries and employee benefits, rent, travel-related costs, advertising and trade-show costs. Selling and marketing expenses relating to our ICC.NET service decreased $443,000 to $245,000 in the 2006 Quarter from $688,000 in the 2005 Quarter. This decrease was due primarily to a $251,000 decrease in salaries and benefits, a $43,000 decrease in travel expenses attributable to a decrease in the number of employees traveling, a $22,000 decrease in trade show expenses, a $58,000 decrease in the office space allocation, and a $21,000 increase in the ICC.NET allocation of a portion of the cost of sales and marketing functions to the EC Service Bureau.
     General and administrative - ICC.NET - General and administrative expenses supporting our ICC.NET service consist primarily of salaries and employee benefits, legal and professional fees, facility costs, travel meals and entertainment and insurance. General and administrative costs supporting our ICC.NET service increased $130,000 to $1,200,000 in the 2006 Quarter from $1,070,000 in the 2005 Quarter. Salaries and benefits increased $234,000, primarily due to the accrual for an executive bonus program, and bad debt expense increased $49,000 based on a careful review of accounts receivable collectibility. These increases were offset by a decrease in accounting fees of $76,000 resulting from a change in our external audit firm, an increase in the office space allocation of $49,000, and by an increase in the ICC.NET allocation of a portion of the cost of executive management, human resources, MIS, and accounting and finance functions to the EC Service Bureau of $120,000.
     Non-cash charges — ICC.NET - Non-cash charges of approximately $183,000 in the 2006 Quarter consist of $129,000 for stock options issued to employees and directors and $54,000 for shares of our Class A Common Stock to be issued to non-employee directors as compensation for three months of calendar year 2005 directors’ fees. Non-cash charges of approximately $211,000 in the 2005 Quarter consist of $178,000 for stock options issued to employees and directors and $33,000 for shares of our Class A Common Stock issued to non-employee directors as compensation for 2004 directors’ fees.

Results of Operations — Service Bureau
     Our EC Service Bureau manages and translates supply chain information for small and mid-sized companies that exchange EDI data with other companies and provides various EDI and UPC services. Our EC Service Bureau also licenses EDI software. On June 22, 2004 and March 17, 2005, we acquired Electronic Commerce Systems, Inc. (“ECS”) and QRS Corporation’s Managed EC™ assets (“MEC”), respectively, the operating results of which are reported in the EC Service Bureau segment. The following table summarizes operating results for our EC Service Bureau:

	Three Months Ended
	October 31,		Variance
	2005	2004	$	%
Revenues:
Services	$1,983,817	$921,298	1,062,519	115

Expenses:
Cost of services	893,562	217,270	676,292	311
Product development and enhancement	72,152	88,635	(16,483)	(19)
Selling and marketing	164,689	149,806	14,883	10
General and administrative	482,240	392,587	89,653	23
Non-cash charges for stock-based compensation	4,276	—	4,276	—

Total expenses	$1,616,919	$848,298	768,621	91

Operating income	366,898	73,000	293,898	403

Other income, net	—	—	—	—

Net income before income taxes	$366,898	$73,000	293,898	403

     Revenue — EC Service Bureau - Revenue from our EC Service Bureau was 40% of consolidated revenues for the 2006 Quarter compared to 25% for the 2005 Quarter. The revenue increased $1,063,000, or 115%, to $1,984,000 for the 2006 Quarter compared to $921,000 for the 2005 Quarter. The revenue was primarily generated from services performed, customer support and licensing fees. The increase was primarily the result of the acquisition of MEC.
     Cost of services — EC Service Bureau - Cost of services relating to our EC Service Bureau was 45% of revenue derived from the EC Service Bureau in the 2006 Quarter, compared to 24% of such revenue in the 2005 Quarter. Cost of services relating to our EC Service Bureau consists primarily of salaries and employee benefits, amortization, connectivity fees and rent. Cost of services relating to our EC Service Bureau increased $676,000 to $893,000 in the 2006 Quarter from $217,000 in the 2005 Quarter primarily due to an increase in salaries and benefits of $622,000 related to the acquisition of MEC (see Note 2 to our Condensed Consolidated Financial Statements for disclosures related to our recent acquisitions).
     Product development and enhancement — EC Service Bureau - Product development and enhancement costs consist primarily of salaries and employee benefits. Product development and enhancement costs incurred by our EC Service Bureau decreased $16,000 to $72,000 in the 2006 Quarter from $88,000 in the 2005 Quarter.
     Selling and marketing — EC Service Bureau - Selling and marketing expenses relating to our EC Service Bureau consist primarily of salaries and employee benefits and amortization. Selling and marketing expenses incurred by our EC Service Bureau increased $15,000 to $165,000 in the 2006 Quarter from $150,000 in the 2005 Quarter.
     General and administrative — EC Service Bureau - General and administrative expenses relating to our EC Service Bureau consist primarily of salaries and employee benefits, office expenses, depreciation, telephone and rent. General and administrative expenses incurred by our EC Service Bureau increased $90,000 to $482,000 in the 2006 Quarter from $392,000 in the 2005 Quarter. Allocation of general and administrative expenses from ICC.NET increased $120,000, and bad debt expense increased $48,000 based on a careful review of accounts receivable collectibility. These increases were partially offset by a reduction in salaries and employee benefits of $19,000 and a reduction in consultant expenses of $28,000.
     Non-cash charges — EC Service Bureau - Non-cash charges of approximately $4,000 in the 2006 Quarter consist of stock options issued to employees.

Liquidity and Capital Resources
     Our principal sources of liquidity, which consist of unrestricted cash and cash equivalents, increased to $4,681,000 as of October 31, 2005 from $3,983,000 as of July 31, 2005. We believe these resources will provide us with sufficient liquidity to continue in operation through July 31, 2006.
     On May 30, 2003, we executed an Accounts Receivable Financing Agreement (“Financing Agreement”) with Silicon Valley Bank (“Bank”) with an initial term of one year. Under the Financing Agreement, we may borrow, subject to certain conditions, up to 80% of our outstanding accounts receivable up to a maximum of $2,000,000. The Financing Agreement was amended on October 22, 2003, August 31, 2004, and March 16, 2005. As of the last amendment to the Financing Agreement, the applicable interest rate is the prime rate plus .25% as long as our adjusted quick ratio is 1.25% or greater and prime rate plus .75% if our adjusted quick ratio is less than 1.25%. We also pay a collateral handling fee equal to .15% on the average daily outstanding receivable balance as long as its adjusted quick ratio is 1.25% or greater, going to .35% if our adjusted quick ratio is less than 1.25%. Interest under the Financing Agreement is payable monthly. The Financing Agreement prohibits the payment of dividends other than dividends on our Series C Preferred Stock, which may not exceed $400,000 in any fiscal year. The Bank has been granted a security interest in substantially all of our assets.
     In connection with the Financing Agreement, we issued the Bank warrants to purchase 40,000 shares of Class A Common Stock, exercisable for a seven-year period. The fair value of the warrants in the amount of approximately $34,000 was amortized to interest expense in the previous periods. The last Financing Agreement amendment extends its term through March 16, 2006. At October 31, 2005, there were no amounts outstanding under the Financing Agreement. The Bank exercised the warrants issued under the Financing Agreement on September 30, 2005. When issued, the warrants were immediately exercisable at an exercise price of $1.39, equal to the fair market value of the Class A Common Stock on the date of closing of the Financing Agreement. The Bank elected the option to convert the warrants into 20,283 shares of Class A Common Stock using the cashless exercise formula specified in the warrant.
     During the quarter ending October 31, 2005, 127,799 stock options were exercised resulting in the issuance of an equal number of shares of Class A Common Stock for which we received $166,165.
     We have a net operating loss carryforward of approximately $76.6 million to offset future taxable income for federal income tax purposes. The utilization of the loss carryforward to reduce any such future income taxes will depend on our ability to generate sufficient taxable income prior to the expiration of the net operating loss carryforwards. The carryforward expires from 2007 to 2024. The Internal Revenue Code of 1986, as amended, and the regulations promulgated thereunder contain provisions that limit the use of available net operating loss carryforwards in any given year should significant changes (greater than 50%) in ownership interests occur. Therefore, the net operating loss carryover of approximately $1.9 million incurred prior to our initial public offering is subject to an annual limitation of approximately $400,000 until that portion of the net operating loss is utilized or expires. Due to a private placement of Series A Preferred Stock in April 1999, the net operating loss carryover of approximately $18 million incurred prior to the private placement and subsequent to the initial public offering is subject to an annual limitation of approximately $1 million until that portion of the net operating loss is utilized or expires. Due to the 100% ownership change when we acquired Research Triangle Commerce, Inc. (“RTCI”) in November 2000, RTCI’s net operating loss of approximately $6.5 million incurred prior to the ownership change is subject to an annual limitation of approximately $1.4 million until that portion of the net operating loss is utilized or expires. Also, due to a 100% ownership change of Electronic Commerce Systems, Inc. (“ECS”) in June 2004, the acquired net operating loss of approximately $1.1 million incurred prior to the ownership change is subject to an annual limitation of approximately $128,000 until that portion of the net operating loss is utilized or expires.

Consolidated Working Capital
     Consolidated working capital increased to $5,954,000 at October 31, 2005 from $4,864,000 at July 31, 2005. This increase was primarily due to an increase in cash of $698,000 primarily resulting from increased accounts receivable collections and a decrease in accrued expenses of $479,000 primarily due to the cash payments under our 2005 bonus program.
Analysis of Cash Flows
     Cash provided by operating activities was $693,000 in the three months ended October 31, 2005 compared to $18,000 in the three months ended October 31, 2004. The increase in the three months ended October 31, 2005 of $675,000 was primarily the result of net income of $722,000 in the three months ended October 31, 2005 compared to a net loss of $402,000 in the three months ended October 31, 2004.
     Cash used in investing activities increased to $159,000 in the three months ended October 31, 2005 from $112,000 in the three months ended October 31, 2004. Cash used in investing activities in the three months ended October 31, 2005 primarily resulted from the purchase of property and equipment of $94,000 and additional costs relating to the MEC acquisition of $65,000. Cash used in investing activities in the three months ended October 31, 2004 primarily resulted from the purchase of property and equipment of $32,000 and additional costs relating to the ECS acquisition of $80,000.
     Cash provided by financing activities was $164,000 in the three months ended October 31, 2005 compared to cash used in financing activities of $50,000 in the three months ended October 31, 2004. Cash provided by financing activities in the three months ended October 31, 2005 was primarily the result of proceeds from the exercise of employee stock options of $166,000 offset by payments of capital lease obligations of $2,000. Cash used in financing activities in the three months ended October 31, 2004 was primarily the result of common stock issued for services related to the 2004 private placement of $24,000 and proceeds from the exercise of employee stock options of $26,000.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Interest Rate Risk
     We may invest our cash in a variety of financial instruments, including taxable and tax-advantaged floating rate and fixed rate obligations of corporations, municipalities, and local, state and national governmental entities and agencies. We account for our investment instruments in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”). All of the cash equivalents and investments are treated as available-for-sale under SFAS No. 115. Investments that are classified as cash and cash equivalents have original maturities of three months or less. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities that have seen a decline in market value due to changes in interest rates. For the periods presented herein, our cash investments, if any, consisted entirely of overnight cash account sweeps invested in a fund composed primarily of triple A rated commercial paper and government agency bonds. As of October 31, 2005, the interest rate for this investment was 3.03%.
Item 4. Controls and Procedures
     Our management, including our chief executive officer and chief financial officer, have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of October 31, 2005, pursuant to Exchange Act Rules 13a-15(e) and 15(d)-15(e). Based upon that evaluation, our chief executive officer and chief financial officer have concluded that as of such date, our disclosure controls and procedures are effective. There was no change in our internal control over financial reporting during the quarter ended October 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     None.
Item 1A. Risk Factors
     Risks Relating to Our Company
     We have only recently begun to realize a profit, and may incur losses again. We reported our first profit ever for the fiscal year ending July 31, 2005. There can be no assurances that we may not incur losses again in the future. We have incurred significant losses since we were founded in 1991, and, as of July 31, 2005, we had an accumulated deficit of approximately $85.7 million.
     We must continue to grow our business in order to remain competitive. Over the past year, the VAN business has remained significantly price competitive. Our major competitors appear to be restructuring their VAN operations to reduce their overhead and other costs to better compete against Internet-based networks such as our ICC.NET service. While we have been successful in maintaining our margins and we have increased the volume of data transmitted through our VAN, we have experienced price erosion in competing for larger customers. Although we expect to continue to add new customers and increase the volume of data transmitted through our service, we do not expect our revenue from VAN services to continue to grow as rapidly as in the past. If our revenues grow at a slower rate than we anticipate, or decrease and we are unable to adjust spending in a timely manner or if our expenses increase without commensurate increases in revenues, our operating results will suffer and we may again report losses.
     If we are not successful in selling our products and services, particularly from our EC Service Bureau segment, our results of operations will suffer. While our primary focus in the past has been on growing our ICC.NET VAN service, we have attempted to diversify by acquiring ECS in June 2004 and the MEC operations in March 2005. We expect that our revenue from the ICC.NET segment will drop to approximately 60% of total revenue beginning in Fiscal 2006 and the revenue from the EC Service Bureau segment will grow to approximately 40% of total revenue. However, the success of our services depends to a large extent on the future of business-to-business electronic commerce and our ability to effectively compete in the marketplace. In particular, our success depends on the number of customers that subscribe to our services, the volume of the data, documents or other information they send or retrieve and the price we are able to charge for these services in light of competitive pressures.
     We may not be successful in competing against our competitors. We face a significant number of competitors, ranging from very large enterprises or divisions of very large companies to a number of relatively small organizations. These competitors are diverse in terms of their histories, business models, corporate strategies, financial strength, name recognition, company reputation, customer base and breadth of offerings. Many of our large competitors have more history, significantly greater financial resources, larger customer bases and more easily recognized names than we do. As a result, our competitors may be able to respond more quickly to changing technology and changes in customer requirements or be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to potential customers and employees, or be able to devote greater resources to the development, promotion and sale of their services than we can. New competition is emerging in the form of web services networks, collaborative applications, application service providers, e-marketplaces and integration broker suites. We have enhanced our technologies to communicate with these AS2-based technologies. As described above, we have developed new product and service offerings (AS2 and Data Synchronization) to improve our value proposition. However, there can be no assurance that these new product and service offerings will compete effectively and generate any significant revenues. Competitors providing these alternatives include Cyclone Corporation and Inovis. They offer software solutions that utilize the Internet to transmit data between trading partners. We believe that the high cost of implementation and the ongoing costs of supporting a company’s trading partners are a barrier to the wider acceptance of some of these product offerings in the marketplace.

     If we are unable to maintain or replace our existing interconnect arrangements, our results of operations would suffer. We rely on many of our competitors to interconnect with our service to promote an “open community” so all businesses can take advantage of the efficiencies of EDI, no matter what network they choose as their provider. In September 2001 and April 2002, two of our competitors, GXS and Sterling Commerce, terminated existing interconnect agreements with us, and we made alternative arrangements to serve our customers. However, GXS has subsequently purchased the company that was providing our alternative arrangement. Although we have a contract for interconnect services with the combined GXS through April 2006, there can be no assurances that the contract will be renewed or that the renewal will be at an acceptable cost. If not renewed, we will have to find an acceptable alternative.
     We must continue to develop new products and services. If we do not keep pace with rapid technological changes, customer demands and intense competition, we will not be successful. Our market is characterized by rapidly changing technology, customer demands and intense competition. The satisfactory performance, reliability and availability of our network infrastructure, customer support and document delivery systems and our web site are critical to our reputation and our ability to attract customers and maintain adequate customer service levels. If we cannot keep pace with these changes and maintain the performance and reliability of our network and customer service levels, our business will suffer. The Internet’s recent growth and the intense competition in our industry require us to continue to develop strategic business and Internet solutions that enhance and improve the customer service features, functions and responsiveness of our ICC.NET and other proposed services and that keep pace with continuing changes in information technology and customer requirements. We are actively searching for ways to expand our business and the products and services we offer to keep pace with the rapidly changing technology, customer demands and intense competition. However, there can be no assurance that we will be able to keep pace with these changes, and if we are not successful in developing and marketing enhancements to our ICC.NET VAN or other EC Service Bureau proposed services that respond to technological change or customer demands, our business will suffer.
     We may need to obtain additional financing on satisfactory terms to continue to compete successfully. If we are unable to obtain necessary future capital, our business will suffer. We may need to raise additional funds if competitive pressures or technological changes are greater than anticipated, if we are unable to increase revenue at anticipated rates, if our expenses increase significantly or if our customers delay payment of our receivables or if we identify a suitable acquisition candidate that requires a cash outlay in order to complete the transaction. We cannot assure you that any additional financing will be available on reasonable terms or at all. Raising additional funds in the future by issuing securities could adversely affect our stockholders and negatively impact our operating results. If we raise additional funds through the issuance of debt securities, the holders of the debt securities will have a claim to our assets that will have priority over any claim of our stockholders. The interest on these debt securities would increase our costs and negatively impact our operating results. If we raise additional funds through the issuance of Class A Common Stock or securities convertible into or exchangeable for Class A Common Stock, the percentage ownership of our then-existing stockholders will decrease and they may experience additional dilution. In addition, any convertible or exchangeable securities may have rights, preferences and privileges more favorable to the holders than those of the Class A Common Stock.
     We rely on third parties to provide our services, and any failure of such third parties could adversely affect our business. Failure of our third-party providers to provide adequate Internet and telecommunications service could result in significant losses of revenue. Our operations depend upon third parties for Internet access and telecommunications service. Frequent or prolonged interruptions of these services could result in significant losses of revenues. We have experienced outages in the past and could experience outages, delays and other difficulties due to system failures unrelated to our internal activities in the future. These types of occurrences could also cause users to perceive our services as not functioning properly and therefore cause them to use other methods to deliver and receive information. We have limited control over these third parties and cannot assure you that we will be able to maintain satisfactory relationships with any of them on acceptable commercial terms or that the quality of services that they provide will remain at the levels needed to enable us to conduct our business effectively.
     We may suffer systems failures and business interruptions that would harm our business. Our success depends in part on the efficient and uninterrupted operation of our VAN service, which is required to accommodate a high volume of traffic. Almost all of our network operating systems are located at the Securities Industry Automation Corporation (“SIAC”). SIAC runs all computing operations for the New York Stock

Exchange and the American Stock Exchange. Our systems are vulnerable to events such as damage from fire, power loss, telecommunications failures, break-ins and earthquakes. This could lead to interruptions or delays in our service, loss of data or the inability to accept, transmit and confirm customer documents and data. Although we have implemented network security measures, our servers may be vulnerable to computer viruses, electronic break-ins, attempts by third parties to deliberately exceed the capacity of our systems and similar disruptions.
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
     If we lose our net operating loss carryforward, our financial results will suffer. Our net operating loss carryforward is approximately $76.6 million. Section 382 of the Internal Revenue Code contains rules designed to discourage persons from buying and selling the net operating losses of companies. These rules generally operate by focusing on ownership changes among stockholders owning directly or indirectly 5% or more of the common stock of a company or any change in ownership arising from a new issuance of stock by a company. In general, the rules limit the ability of a company to utilize net operating losses after a change of ownership of more than 50% of its common stock over a three-year period. Purchases of our Class A Common Stock in amounts greater than specified levels could inadvertently create a limitation on our ability to utilize our net operating losses for tax purposes in the future. We are currently subject to a limitation on the utilization of our net operating loss carryforward.
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
     Government regulation and legal uncertainties relating to the Internet could harm our business. Changes in the regulatory environment in the United States and other countries could decrease our revenues and increase our costs. The Internet is largely unregulated and the laws governing the Internet remain unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws such as those governing intellectual property, privacy and taxation apply to the Internet. In addition, because of increasing popularity and use of the Internet, any number of laws and regulations may be adopted in the United States and other countries relating to the Internet or other online services covering issues such as user privacy, security, pricing and taxation, content and distribution. The cost of transmitting documents and data over the Internet could increase. We may not be able to increase our prices to cover these rising costs. Also, foreign and state laws and regulations relating to the provision of services over the Internet are still developing. If individual states or foreign countries impose taxes or laws that negatively impact services provided over the Internet, our cost of providing our ICC.NET and other services may increase.
     Risks Relating to our Class A Common Stock
     The market price of our common stock is likely to be highly volatile. The market price of our Class A Common Stock has been very volatile in the past, ranging from a low of $0.69 to a high of $2.19 to during fiscal 2005 and is likely to fluctuate substantially in the future. If our Class A Common Stock falls under $1.00 per share and fails to maintain a minimum bid price of $1.00 for 30 consecutive trading days, it may no longer be eligible for trading in the Nasdaq SmallCap Market.
     Shares eligible for future sale by our existing stockholders may adversely affect our stock price. Between January 1, 2003 and October 2004, we registered on one or more registration statements, an aggregate of 9,987,817 shares of our Class A Common Stock, which includes 3,016,917 shares of Class A Common Stock issuable upon the exercise of warrants to purchase shares of Class A Common Stock and 192,307 shares of Class A Common Stock issuable upon conversion of our Series D Preferred. The market price of our Class A Common

Stock could be materially and adversely affected by sales of even a small percentage of these shares or the perception that these sales could occur. As a result, it may be difficult to sell our Class A Common Stock
     There is not a significant demand for our common stock, which may make it difficult to sell. The market for our Class A Common Stock on the Nasdaq SmallCap Market may be illiquid, which would restrict the ability to sell shares of Class A Common Stock and could result in increased volatility in the trading prices for our Class A Common Stock. The price at which our Class A Common Stock will trade in the future cannot be predicted and will be determined by the market. The price may be influenced by many factors, including investors’ perceptions of our business, our financial condition, operating results and prospects, the use of the Internet for business purposes and general economic and market conditions.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 3. Defaults Upon Senior Securities
     On October 14, 2004, our Board of Directors declared a dividend on our Series C Preferred Stock for 2004 payable on January 1, 2005 in shares of Class A Common Stock in the amount of $400,000, which, per the terms of the Series C Preferred Stock, amounted to 236,267 shares. After we had recorded the issuance of the shares as payment for the dividend, but before the certificate representing the Class A Common Stock was physically issued, we began discussions with Cable & Wireless PLC (“C&W”), purported owner of the Series C Preferred Stock, about retiring the Series C Preferred Stock. As these discussions progressed, we realized that there was substantial evidence that the Series C Preferred Stock was held by Cable & Wireless USA (“C&W USA”), a formerly wholly owned subsidiary of C&W that filed Chapter 11 bankruptcy in the United States on December 8, 2003. We continue to hold the certificate for the Class A Common Stock and have presented evidence of our belief that the Series C Preferred Shares are held by the estate of the bankrupt C&W USA to both the management of C&W and the trustee for C&W USA, a managing director of AlixPartners. The trustee for C&W USA has also reached the conclusion that the estate holds the Series C Preferred Stock and is in negotiations with C&W to resolve the ownership issue. Until we are notified who actually owns the Series C Preferred Stock, either as a result of the negotiations between the trustee for C&W USA and C&W, or as the result of any required legal action to settle ownership, we will not issue any Series Class A Common Stock certificates. We will continue to accrue for the Series C Preferred Stock dividend and, when appropriate, record the appropriate amount of Class A Common Stock as issued for payment of the dividend.

Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     None.
Item 6. Exhibits
31.1	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	In accordance with Release No. 34-47986, this Exhibit is hereby furnished to the SEC as an accompanying document and is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: December 13, 2005

INTERNET COMMERCE CORPORATION

By:	/s/ Thomas J. Stallings

Thomas J. Stallings
Chief Executive Officer

By:	/s/ Glen E. Shipley

Glen E. Shipley
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Document

Exhibit 31.1	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	In accordance with Release No. 34-47986, this Exhibit is hereby furnished to the SEC as an accompanying document and is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933.