Form 10-Q
period 2006-01-31
INTERNET COMMERCE CORP
filed 2006-03-17
CIK 894738

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
[Mark One]

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2006
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
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
     Large accelerated filer ☐                     Accelerated Filer ☐                     Non-accelerated filer ☑
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of March 10, 2006, the Registrant had outstanding 19,950,140 shares of Class A Common Stock.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheets

	January 31,	July 31,
	2006	2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,294,386	$3,983,005
Accounts receivable, net of allowance for doubtful accounts and allowance for sales returns and allowances of $569,150 and $581,907, respectively	3,622,605	3,476,211
Prepaid expenses and other current assets	519,548	403,659

Total current assets	8,436,539	7,862,875

Restricted cash	417,330	417,330
Property and equipment, net	682,843	629,919
Goodwill	3,884,235	3,842,536
Other intangible assets, net	1,755,479	1,772,757
Other assets	44,852	32,373

Total assets	$15,221,278	$14,557,790

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$509,327	$226,097
Accrued expenses	625,952	1,490,604
Accrued dividends — preferred stock	33,973	232,329
Deferred revenue	142,037	152,434
Capital lease obligation	—	3,645
Other current liabilities	418,244	894,199

Total current liabilities	1,729,533	2,999,308

Long-term lease liability from acquisition	1,087,420	1,216,280
Total liabilities	2,816,953	4,215,588

Stockholders’ Equity:
Preferred stock — 5,000,000 shares authorized, including 10,000 shares of series A, 10,000 shares of series C, 250 shares of series D and 175 shares of series S:
Series A — par value $.01 per share, none issued and outstanding	—	—
Series C — par value $.01 per share, 44.76 votes per share; 10,000 shares issued and outstanding (liquidation value of $10,033,973)	100	100
Series D — par value $.01 per share, 769 votes per share; 250 shares issued and outstanding (liquidation value of $250,000)	3	3
Series S — par value $.01 per share, none issued and outstanding	—	—
Common stock:
Class A — par value $.01 per share, 40,000,000 shares authorized, one vote per share; 19,859,006 and 19,414,420 shares issued and outstanding, respectively	198,590	194,144
Class B — par value $.01 per share, 2,000,000 shares authorized, six votes per share; none issued and outstanding	—	—
Additional paid-in capital	96,776,989	95,813,761
Accumulated deficit	(84,571,357)	(85,665,806)
Total stockholders’ equity	12,404,325	10,342,202

Total liabilities and stockholders’ equity	$15,221,278	$14,557,790

See notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2006	2005	2006	2005
Service revenues	$5,012,240	$3,493,144	$10,030,073	$7,239,684

Expenses:
Cost of services (including non-cash compensation of $4,850 and $10,720 for the three and six months ended January 31, 2006 respectively, and of $855 and $2,998 for the three and six months ended January 31, 2005 respectively)	1,750,182	1,341,201	3,655,579	2,760,771
Product development and enhancement (including non-cash compensation of $5,114 and $8,303 for the three and six months ended January 31, 2006 respectively, and of $7,551 and $15,103 for the three and six months ended January 31, 2005 respectively)	206,928	248,847	309,911	479,110
Selling and marketing (including non-cash compensation of $18,154 and $23,818 for the three and six months ended January 31, 2006 respectively, and of $8,030 and $10,673 for the three and six months ended January 31, 2005 respectively)	577,301	710,640	992,658	1,551,401
General and administrative (including non-cash compensation of $259,469 and $431,844 for the three and six months ended January 31, 2006 respectively, and of $177,039 and $375,534 for the three and six months ended January 31, 2005 respectively)	2,080,540	1,488,195	3,934,795	3,148,854

	4,614,951	3,788,883	8,892,943	7,940,136

Operating Income/(loss)	397,289	(295,739)	1,137,130	(700,452)

Other income and (expense):
Interest and investment income	34,563	8,101	60,233	14,199
Interest expense	(77,507)	(786)	(113,293)	(3,782)
Other income	10,465	—	27,551	—

	(32,479)	7,315	(25,509)	10,417

Income (loss) before income taxes	364,810	(288,424)	1,111,621	(690,035)

Provision (benefit) for income taxes, current	(7,093)	—	17,172	—

Net income (loss)	371,903	(288,424)	1,094,449	(690,035)

Dividends on preferred stock	(101,822)	(100,547)	(201,644)	(201,093)

Income/(loss) attributable to common stockholders	$270,081	$(388,971)	$892,805	$(891,128)

Basic income/(loss) per common share	$0.01	$(0.02)	$0.05	$(0.05)

Diluted income/(loss) per common share	$0.02	$(0.02)	$0.05	$(0.05)

Anti-dilutive stock options and warrants outstanding	1,652,695	7,514,464	2,527,457	7,814,464

Weighted average number of common shares outstanding — Basic	19,462,025	19,130,186	19,560,428	19,094,325

Weighted average number of common shares outstanding — Diluted	22,124,182	19,932,294	21,865,940	19,730,300

See notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended January 31,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$1,094,449	$(690,035)
Adjustments to reconcile net income/(loss) to net cash provided by/ (used in) operating activities:
Depreciation and amortization	614,745	740,568
Bad debt expense	333,611	115,525
Non-cash interest expense	113,871	—
Non-cash charges for equity instruments issued for compensation and services	474,685	404,308
Changes in:
Accounts receivable	(123,068)	(280,795)
Prepaid expenses and other assets	(119,882)	(28,405)
Accounts payable	275,551	(271,771)
Accrued expenses	(900,881)	(319,908)
Deferred revenue	(26,927)	35,436
Other liabilities	(703,294)	(4,620)

Net cash provided by/ (used in) operating activities	1,032,860	(299,697)

Cash flows from investing activities:
Payment for purchase of acquisition, net of cash acquired	(886,619)	—
Additional costs of previous acquisition	(65,000)	(121,296)
Purchases of property and equipment	(114,848)	(158,205)

Net cash used in investing activities	(1,066,467)	(279,501)

Cash flows from financing activities:
Common stock issued for services related to 2004 private placement	—	(23,512)
Payments of capital lease obligations	(3,645)	(36,277)
Proceeds from exercise of employee stock options	348,633	—

Net cash provided by/ (used in) financing activities	344,988	(59,789)

Net increase (decrease) in cash and cash equivalents	311,381	(638,987)

Cash and cash equivalents, beginning of period	3,983,005	3,789,643

Cash and cash equivalents, end of period	$4,294,386	$3,150,656

Supplemental disclosure of cash flow information:
Cash paid for interest during the period	$201	$3,735

Supplemental disclosure of noncash investing activity:
Payment for purchase of acquisition	23,300	—

Supplemental disclosure of noncash financing activity:
Issuance of 20,283 shares of Class A Common Stock upon exercise of 40,000 Silicon Valley Bank Warrants	203	—
Issuance of 50,117 shares of Class A Common Stock upon exercise of 355,713 stock options	501	—
Issuance of common stock for dividends on preferred stock	400,000	400,000
See notes to condensed consolidated financial statements.

Notes to condensed consolidated financial statements (unaudited)
     The accompanying unaudited condensed consolidated financial statements of Internet Commerce Corporation (the “Company” or “ICC”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. In the opinion of management, such statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the Company’s financial position, results of operations and cash flows at the dates and for the periods indicated. Pursuant to the requirements of the Securities and Exchange Commission (the “SEC”) applicable to Quarterly Reports on Form 10-Q, the accompanying financial statements do not include all the disclosures required by GAAP for annual financial statements. While the Company believes that the disclosures presented are adequate to make the information not misleading, these unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2005. Operating results for the three and six month periods ended January 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2006.
1. Organization and Nature of Business
     The Company derives its revenue from subscriptions to its value added network (“VAN”) sold under the brand name ICC.NET™, which includes transaction, mailbox and fax transmission activities for which fees are charged. Revenue from data mapping and professional internet services contracts is also included in this segment. In addition, the Company operates a service bureau, the EC Service Bureau, deriving revenue from electronic data interchange (“EDI”) services including data translation services, purchase order and invoice processing from EDI-to-print and print-to-EDI, Universal Product Code (“UPC”) number generation, UPC catalog maintenance and UPC label printing. The Company also sells EDI software and software maintenance, the revenue of which is immaterial in the periods presented.
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
     As part of the transaction, the Company assumed an unfavorable lease. Under FASB 141, the Company recorded the present value of the estimated difference between the cash amounts due under the existing terms of the lease; cash received from Inovis as part of the transaction net of the estimated current market value of cash flows receivable under the terms of a sublease entered into on January 16, 2006. The Company has recorded approximately $2,268,000 as other liabilities under the assumed lease. In addition, the Company assumed certain employee obligations, transition services fees payable to Inovis and other estimated closing costs of the MEC New York location that have been recorded as other accrued liabilities for approximately $376,000. The total allocated purchase price is $2,355,481.
     Under the FASB 141 allocation, the Company recorded fixed assets and leasehold improvements of approximately $210,000, restricted cash of approximately $420,000, intangibles for customer relationships of approximately $737,000 and goodwill of approximately $1,433,000. Goodwill was reduced approximately $23,000 to change the amount originally estimated to match the actual terms of the MEC sublease. The recorded fixed assets are estimated to have a life of two years; the leasehold improvements are being amortized over the term of the lease and the customer relationship intangible is being amortized over five years. The recorded goodwill will be subject to annual impairment testing under Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangibles.”

Recent Acquisitions (continued)
     The following table sets forth the components of the purchase price for MEC as of January 31, 2006:

Assumption of lease	$2,267,735
Transaction costs	22,746
Additional costs since July 31, 2005	65,000

Total purchase price	$2,355,481

     KODIAK GROUP, INC.
     On November 1, 2005, the Company acquired all of the outstanding shares of the Kodiak Group, Inc. (“Kodiak”), a privately held company delivering e-commerce and global data synchronization services to blue chip customers in a variety of industries. Under the terms of the Share Purchase Agreement, the Company paid $1.0 million in cash on close, will pay an additional $1 million in cash should the Kodiak operations generate revenue of no less than $3.0 million over the first twelve months following the acquisition, and up to an additional $0.5 million on a pro-rated basis should the Kodiak operations generate between $3.25 and $4 million in revenue over the first twelve months following the acquisition. The Company has based its allocation of the purchase price on the assumption that the sellers of Kodiak will not receive any of the additional payments outlined above.
     The following table sets forth the components of the purchase price for Kodiak as of January 31, 2006.

Net working capital	$506,206
Other net tangible assets	121,789
Intangible assets — customer relations	372,005
Estimated transaction costs	53,942
Total purchase price	$1,053,942

     The recorded other net tangible assets are estimated to have a life of two years and the customer relationship intangible is estimated to have a life of five years. Revenue from the Kodiak acquisition includes professional services and mapping revenue, which is a part of our ICC.NET segment and EDI outsourcing, which is a part of our EC Service Bureau segment.
3. Business Segment Information
     The Company’s two operating segments are:
•	ICC.NET — ICC.NET is a complete VAN solution designed to meet electronic data interchange requirements in a secure, reliable, available and flexible environment regardless of file size, communication protocol or data format. We charge our customers using the ICC.NET service based upon the amount of information that customers transmit through our network to their trading partners. These charges are primarily made on a set price per “kilo-character” (every thousand bytes of information through the network).

•	EC Service Bureau — The EC Service Bureau manages and translates the data of small and mid-sized companies that exchange EDI data with large companies and provides various EDI and Universal Product Code (“UPC”) services. The EC Service Bureau also licenses EDI software which amounts are immaterial for all periods presented.

Business Segment Information (continued)
     The tables below summarize information about operations and long-lived assets as of and for the three and six month periods ended January 31, 2006 and 2005.

		EC Service
	ICC.NET	Bureau	Total
Three Months — January 31, 2006
Revenues from external customers	$3,120,616	$1,891,624	$5,012,240

Operating income (1)	$372,594	$24,695	$397,289
Other income (expense), net	61,845	(94,324)	(32,479)

Income before income taxes	434,439	(69,629)	364,810

Income tax (benefit) expense	(7,093)	—	(7,093)

Net income (loss) (1)	$441,532	$(69,629)	$371,903

Supplemental segment information:
Amortization and depreciation	$102,676	$107,832	$210,508
Non-cash charges for stock-based compensation and services	$273,057	$14,530	$287,587

Six Months — January 31, 2006
Revenues from external customers	$6,154,632	$3,875,441	$10,030,073

Operating income (1)	$745,537	$391,593	$1,137,130
Other income (expense), net	68,815	(94,324)	(25,509)

Income before income taxes	814,352	297,269	1,111,621

Income tax expense	5,916	11,256	17,172

Net income (1)	$808,436	$286,013	$1,094,449

Supplemental segment information:
Amortization and depreciation	$397,915	$216,830	$614,745
Non-cash charges for stock-based compensation and services	$455,879	$18,806	$474,685

As of January 31, 2006
Property and equipment, net	$507,822	$175,021	$682,843
Goodwill	26,132	3,858,103	3,884,235
Acquired identified intangibles, net	404,674	1,350,805	1,755,479

Long lived assets, net	$938,628	$5,383,929	$6,322,557

Capital expenditures	$112,364	$2,484	$114,848

1)	Certain costs for selling and marketing functions were allocated to the EC Service Bureau from ICC.NET based on the level of service performed. ICC.NET allocated $104,000 and $149,000 of selling and marketing costs to the EC Service Bureau during the three and six months ended January 31, 2006, respectively. Also, certain costs for executive management, MIS, human resources and accounting and finance functions were allocated to the EC Service Bureau from ICC.NET based on the level of service performed. ICC.NET allocated $445,000 and $700,000 of general and administrative costs for these services to the EC Service Bureau for the three and six months ended January 31, 2006, respectively.

Business Segment Information (continued)

		EC Service
	ICC.NET	Bureau	Total
Three Months — January 31, 2005
Revenues from external customers	$2,741,415	$751,729	$3,493,144

Operating loss (2)	$(164,193)	$(131,546)	$(295,739)
Other income (expense), net	7,315	—	7,315

Net loss (2)	$(156,878)	$(131,546)	$(288,424)

Supplemental segment information:
Amortization and depreciation	$286,453	$72,855	$359,307
Non-cash charges for stock-based compensation and services	$193,475	$—	$193,475

Six Months — January 31, 2005
Revenues from external customers	$5,566,657	$1,673,027	$7,239,684

Operating loss (2)	$(641,906)	$(58,546)	$(700,452)
Other income (expense), net	10,417	—	10,417

Net loss (2)	$(631,489)	$(58,546)	$(690,035)

Supplemental segment information:
Amortization and depreciation	$595,164	$145,403	$740,567
Non-cash charges for stock-based compensation and services	$404,308	$—	$404,308

As of January 31, 2005
Property and equipment, net	$272,277	$46,054	$318,331
Goodwill	1,211,925	1,448,609	2,660,534
Acquired identified intangibles, net	717,000	960,732	1,677,732

Long lived assets, net	$2,201,202	$2,455,395	$4,656,597

2)	Certain costs for selling and marketing functions were allocated to the EC Service Bureau from ICC.NET based on the level of service performed. ICC.NET allocated $24,000 and $48,000 of selling and marketing costs to the EC Service Bureau during the three and six months ended January 31, 2005, respectively. Also, certain costs for executive management, MIS, human resources and accounting and finance functions were allocated to the EC Service Bureau from ICC.NET based on the level of service performed. ICC.NET allocated $135,000 and $270,000 of general and administrative costs for these services to the EC Service Bureau for the three and six months ended January 31, 2005, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This Quarterly Report on Form 10-Q contains a number of “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Specifically, all statements other than statements of historical facts included in this Quarterly Report regarding our financial position, business strategy and plans and objectives of management for future operations are forward-looking statements. These forward-looking statements are based on the beliefs of management, as well as assumptions made by and information currently available to management. When used in this Report, the words “anticipate,” “believe,” “estimate,” “expect,” “may,” “will,” “continue” and “intend,” and words or phrases of similar import, as they relate to our financial position, business strategy and plans, or objectives of management, are intended to identify forward-looking statements. These statements reflect our current view with respect to future events and are subject to risks, uncertainties and assumptions related to various factors including, without limitation, those factors discussed in Item 1 (Business) of Part I and Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of Part II of our Annual Report on Form 10-K filed on October 31, 2005, this Item 2 and Item 1A of Part II of this Quarterly Report. You should carefully review those risks, as well as additional risks described in other documents we file from time to time with the Securities and Exchange Commission.
     Although we believe that our expectations are reasonable, we cannot assure you that our expectations will prove to be correct. Should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described in this Quarterly Report as anticipated, believed, estimated, expected or intended.
Overview
     Internet Commerce Corporation is a pioneer in the use of the Internet for electronic data interchange (“EDI”) business-to-business (B2B) e-commerce solutions and an operator of one of the largest EDI service centers in the United States. EDI is an electronic standard used to provide a more efficient exchange of business information between trading partners. Intermediaries called value-added networks (“VAN”) are often used to facilitate EDI processes. A VAN allows each customer to adopt its own communication protocol and allows multiple trading partners in the supply chain to communicate electronically using a VAN as an intermediary.
     Our B2B Internet and service center solutions allow thousands of customers to rely on our solutions, expertise and support to help balance the cost and function required to meet the individual requirements for communicating with their trading partners in compliance with partner specifications.
     Organizationally, our two segments of business are known as the:
•	ICC.NET segment, which is composed primarily of our VAN operations, professional services and mapping activities, and

•	Electronic Commerce Service Bureau (“EC Service Bureau”) segment, whose operations primarily focus on facilitating the EDI communications of small and medium sized businesses with their trading partners.
     These segments compliment one another and give us the ability to provide solutions to many different kinds of enterprises, from sole proprietorships to large corporations, operating in a variety of industries.
Critical Accounting Policies and Estimates
     The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses. We consider certain accounting policies related to revenue recognition, valuation of acquired intangibles and impairment of long-lived assets including goodwill, and valuation of investments to be critical policies due to the estimation process involved in each. Management discusses its estimates and judgments with the Audit Committee of our Board of Directors.
     For a more detailed description on the application of these and other accounting policies, see Note 2 of the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended July 31, 2005. Reference is also made to the discussion of the application of these critical accounting policies and estimates contained in Management’s Discussion and Analysis in our Annual Report on Form 10-K for fiscal 2005. During the six months ended January 31, 2006, there were no significant or material changes in the application of critical accounting policies that would require an update to the information provided in the Form 10-K for fiscal 2005.
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
     The fair value of stock options issued under stock-based compensation plans as determined on the date of grant using the Black-Scholes option-pricing model is being expensed over the vesting period of the related stock options. The use of this model required management to make certain estimates for values of variables used by the model. Management estimated the values for stock price volatility, the expected life of the equity instruments and the risk free interest rate based on information that was available to management at the time the Black-Scholes option-pricing calculations were performed. During the three month period ended January 31, 2006, we recorded non-cash charges for stock-option compensation of $287,587.

Three Months Ended January 31, 2006 Compared with Three Months Ended January 31, 2005.
Results of Operations — Consolidated
     The following table reflects consolidated operating data by reported segments. All significant intersegment activity has been eliminated. Accordingly, the segment results below exclude the effect of transactions with our subsidiaries.

	Three Months Ended
	January 31,
	2006	2005
Income (loss) before income taxes:

ICC.NET	$434,439	$(156,878)

EC Service Bureau	(69,629)	(131,546)

Income (loss) before income taxes	$364,810	$(288,424)

Results of Operations — ICC.NET
     Our ICC.NET service uses the Internet and our proprietary technology to deliver our customers’ documents and data files to members of their trading communities. The following table summarizes operating results for our ICC.NET service for the three months ended January 31, 2006 and 2005:

	Three Months Ended
	January 31,		Variance
	2006	2005	$	%
Revenues:
VAN services	$2,834,978	$2,609,072	225,906	9
Professional services	249,739	81,023	168,716	208
Mapping services	35,900	51,320	(15,420)	(30)

	3,120,617	2,741,415	379,202	14

Expenses:
Cost of services	829,060	1,055,398	(226,338)	(21)
Product development and enhancement	143,344	159,674	(16,330)	(10)
Selling and marketing	328,162	554,108	(225,946)	(41)
General and administrative	1,174,400	942,952	231,448	25
Non-cash charges for stock-based compensation	273,057	193,476	79,581	41

Total expenses	2,748,023	2,905,608	(157,585)	(5)

Operating income (loss)	372,594	(164,193)	536,787	327

Other income (expense), net	61,845	7,315	838,280	11,460

Net Income (loss) before income taxes	$434,439	$(156,878)	1,375,067	877

     Revenues – ICC.NET – Revenue from ICC.NET services was 62% of consolidated revenues for the quarter ended January 31, 2006 (“2006 Quarter”) compared to 78% for the quarter ended January 31, 2005 (“2005 Quarter”), reflecting the increased revenue in the EC Service Bureau segment due to our recent acquisitions (see Note 2 to our Condensed Consolidated Financial Statements for disclosures related to our recent acquisitions). ICC.NET service revenues increased $379,000, or 14%, to $3,120,000 for the 2006 Quarter compared to $2,741,000 for the 2005 Quarter. VAN service revenue increased $226,000, or 9%, to $2,835,000 for the 2006 Quarter compared to $2,609,000 for the 2005 Quarter. The increase in VAN services revenue is attributable to an increase in transaction volume. Professional services revenue increased $169,000, or 208%, to $250,000 for the 2006 Quarter compared to $81,000 for the 2005 Quarter due to the Kodiak acquisition. Mapping services revenue decreased $15,000, or 30%, to $36,000 for the 2006 Quarter compared to $51,000 for the 2005 Quarter. We continue to experience slow demand for these services.

     Cost of services – ICC.NET – Cost of services relating to our ICC.NET service was 27% of revenue from the ICC.NET services for the 2006 Quarter, compared to 38% for the 2005 Quarter. Total cost of services decreased $226,000, or 21%, to $829,000 for the 2006 Quarter compared to $1,055,000 for the 2005 Quarter. Cost of services consists primarily of salaries and employee benefits, connectivity fees, amortization, allocation of product and development expenses and rent. This decrease was primarily the result of a $239,000 reduction in amortization due to mapping technology becoming fully amortized, an $80,000 reduction in salaries and benefits, and an $82,000 reduction in office space allocation offset by a $149,000 increase as a result of the Kodiak acquisition.
     Product development and enhancement — ICC.NET - Product development and enhancement costs relating to our ICC.NET service consist primarily of salaries and employee benefits. Product development and enhancement costs decreased $16,000 to $143,000 in the 2006 Quarter from $159,000 in the 2005 Quarter.
     Selling and marketing — ICC.NET - Selling and marketing expenses relating to our ICC.NET service consist primarily of salaries and employee benefits, rent, travel-related costs, advertising and trade-show costs. Selling and marketing expenses relating to our ICC.NET service decreased $226,000 to $328,000 in the 2006 Quarter from $554,000 in the 2005 Quarter. This decrease was due primarily to a $145,000 decrease in salaries and benefits and a $54,000 decrease in the office space allocation.
     General and administrative - ICC.NET - General and administrative expenses supporting our ICC.NET service consist primarily of salaries and employee benefits, legal and professional fees, facility costs, travel meals and entertainment and insurance. General and administrative costs supporting our ICC.NET service increased $231,000 to $1,174,000 in the 2006 Quarter from $943,000 in the 2005 Quarter. This increase was primarily due to a one-time buyout of office space in Cary, North Carolina of $120,000, severance expense of $88,000, additions to bad debt expense of $43,000 following a review of accounts receivable collectibility, an increase in professional fees of $147,000, additional reoccurring general and administrative expenses from the acquired Kodiak operations of $99,000 as well as board of director’s fees of $45,000 offset by a $210,000 reversal of the previous quarter’s accrual for employee bonuses as a result of the inability to reach targeted goals.
     Non-cash charges — ICC.NET - Non-cash charges of approximately $273,000 in the 2006 Quarter consist of $273,000 for stock options issued to employees and directors. Non-cash charges of approximately $193,000 in the 2005 Quarter consist of $150,000 for stock options issued to employees and directors and $43,000 for shares of our Class A Common Stock issued to non-employee directors as compensation for 2004 directors’ fees.
Results of Operations – EC Service Bureau
     Our EC Service Bureau manages and translates supply chain information for small and mid-sized companies that exchange EDI data with other companies and provides various EDI and UPC services. Our EC Service Bureau also licenses EDI software, which amounts are immaterial to the periods presented. The following table summarizes operating results for our EC Service Bureau for the three months ended January 31, 2006 and 2005:

	Three Months Ended
	January 31,		Variance
	2006	2005	$	%
Revenues:
Services	$1,891,624	$751,729	1,139,895	152

Expenses:
Cost of services	916,272	284,948	631,324	222
Product development and enhancement	58,470	81,622	(23,152)	(28)
Selling and marketing	230,985	148,501	82,484	56
General and administrative	646,671	368,204	278,467	76
Non-cash charges for stock-based compensation	14,530	—	14,530	—

Total expenses	1,866,928	883,275	983,653	111

Operating income (loss)	24,695	(131,546)	156,252	119

Other income (expense), net	(94,324)	—	(94,324)	—

Net Loss before income taxes	$(69,629)	$(131,546)	61,917	47

     Revenue – EC Service Bureau – Revenue from our EC Service Bureau was 38% of consolidated revenues for the 2006 Quarter compared to 38% for the 2005 Quarter. The revenue increased $1,140,000, or 152%, to $1,892,000 for the 2006 Quarter compared to $752,000 for the 2005 Quarter. The revenue was primarily generated from services performed, customer support and licensing fees. The increase was primarily the result of the recent acquisitions.
     Cost of services – EC Service Bureau - Cost of services relating to our EC Service Bureau was 48% of revenue derived from the EC Service Bureau in the 2006 Quarter, compared to 38% of such revenue in the 2005 Quarter due to the increased costs associated with the MEC purchase. Cost of services relating to our EC Service Bureau consists primarily of salaries and employee benefits, amortization, connectivity fees and rent. Cost of services relating to our EC Service Bureau increased $631,000 to $916,000 in the 2006 Quarter from $285,000 in the 2005 Quarter primarily due to an increase in salaries and benefits of $614,000 related to our recent acquisitions (see Note 2 to our Condensed Consolidated Financial Statements for disclosures related to our recent acquisitions).
     Product development and enhancement – EC Service Bureau - Product development and enhancement costs consist primarily of salaries and employee benefits. Product development and enhancement costs incurred by our EC Service Bureau decreased $23,000 to $58,000 in the 2006 Quarter from $81,000 in the 2005 Quarter.
     Selling and marketing – EC Service Bureau - Selling and marketing expenses relating to our EC Service Bureau consist primarily of salaries and employee benefits and amortization. Selling and marketing expenses incurred by our EC Service Bureau increased $82,000 to $231,000 in the 2006 Quarter from $149,000 in the 2005 Quarter due to an increase in amortization from the MEC acquisition of $37,000 and increased expenses of $59,000 related to the Kodiak acquisition.
     General and administrative – EC Service Bureau - General and administrative expenses relating to our EC Service Bureau consist primarily of salaries and employee benefits, office expenses, depreciation, telephone and rent. General and administrative expenses incurred by our EC Service Bureau increased $278,000 to $646,000 in the 2006 Quarter from $368,000 in the 2005 Quarter. Allocation of general and administrative expenses from ICC.NET increased $120,000, and bad debt expense increased $77,000 based on a careful review of accounts receivable collectibility. Expenses related to the acquisition of Kodiak were $190,000. These increases were partially offset by a reduction in salaries and employee benefits of $92,000.
     Non-cash charges – EC Service Bureau - Non-cash charges of approximately $15,000 in the 2006 Quarter consist of stock options issued to employees. No non-cash charge was recorded for the 2005 Quarter.
Six Months Ended January 31, 2006 Compared with Six Months Ended January 31, 2005.
Results of Operations — Consolidated
     The following table reflects consolidated operating data by reported segments. All significant intersegment activity has been eliminated. Accordingly, the segment results below exclude the effect of transactions with our subsidiaries.

	Six Months Ended
	January 31,
	2006	2005
Income (loss) before income taxes:
ICC.NET	$814,352	$(631,489)
EC Service Bureau	297,269	(58,546)

Income (loss) before income taxes	$1,111,621	$(690,035)

Results of Operations — ICC.NET
     Our ICC.NET service, our global Internet-based VAN, uses the Internet and our proprietary technology to deliver our customers’ documents and data files to members of their trading communities. The following table summarizes operating results for our ICC.NET service for the six months ended January 31, 2006 and 2005:

	Six Months Ended
	January 31,		Variance
	2006	2005	$	%
Revenues:
VAN services	$5,688,554	$5,230,910	457,644	9
Professional services	383,588	219,798	163,790	75
Mapping services	82,490	115,949	(33,459)	(29)

	6,154,632	5,566,657	587,975	11

Expenses:
Cost of services	1,835,026	2,255,555	(420,529)	(19)
Product development and enhancement	170,986	293,751	(122,765)	(42)
Selling and marketing	573,165	1,242,421	(669,256)	(54)
General and administrative	2,374,039	2,012,527	361,512	18
Non-cash charges for stock-based compensation	455,879	404,308	51,571	13

Total Expenses	5,409,095	6,208,562	(799,467)	(13)

Operating income (loss)	745,537	(641,905)	1,387,442	216

Other income (expense), net	68,815	10,417	842,148	8,084

Net Income (loss) before income taxes	$814,352	$(631,488)	2,229,590	353
     Revenues – ICC.NET – Revenue from ICC.NET services was 61% of consolidated revenues for the six months ended January 31, 2006 (“2006 Six Months”) compared to 77% for the six months ended January 31, 2005 (“2005 Six Months”), reflecting the increased revenue in the EC Service Bureau segment due to our recent acquisitions (see Note 2 to our Condensed Consolidated Financial Statements for disclosures related to our recent acquisitions). ICC.NET service revenues increased $588,000, or 11%, to $6,155,000 for the 2006 Six Months compared to $5,567,000 for the 2005 Six Months. VAN service revenue increased $458,000, or 9%, to $5,689,000 for the 2006 Six Months compared to $5,231,000 for the 2005 Six Months. The increase in VAN services revenue is attributable to an increase in transaction volume. Professional services revenue increased $164,000, or 75%, to $384,000 for the 2006 Six Months compared to $220,000 for the 2005 Six Months due to the Kodiak acquisition. Mapping services revenue decreased $33,000, or 29%, to $83,000 for the 2006 Six Months compared to $116,000 for the 2005 Six Months. We continue to experience slow demand for these services.
     Cost of services – ICC.NET – Cost of services relating to our ICC.NET service was 30% of revenue from the ICC.NET services for the 2006 Six Months, compared to 41% for the 2005 Six Months. Total cost of services decreased $421,000, or 19%, to $1,835,000 for the 2006 Six Months compared to $2,256,000 for the 2005 Six Months. Cost of services consists primarily of salaries and employee benefits, connectivity fees, amortization, allocation of product and development expenses and rent. This decrease was primarily the result of a $239,000 reduction in amortization due to mapping technology becoming fully amortized, a reduction in salaries and benefits of $147,000, and a $102,000 decrease in rent due primarily to a decrease in office space allocation. These increases were partially offset by an increase of $149,000 as a result of the Kodiak acquisition.
     Product development and enhancement — ICC.NET - Product development and enhancement costs relating to our ICC.NET service consist primarily of salaries and employee benefits. Product development and enhancement costs decreased $123,000 to $171,000 in the 2006 Six Months from $294,000 in the 2005 Six Months primarily due to a reduction in salaries and benefits of $86,000 and a $51,000 decrease in rent due primarily to a decrease in office space allocation.
     Selling and marketing — ICC.NET - Selling and marketing expenses relating to our ICC.NET service consist primarily of salaries and employee benefits, rent, travel-related costs, advertising and trade-show costs. Selling and marketing expenses relating to our ICC.NET service decreased $669,000 to $573,000 in the 2006 Six Months from $1,242,000 in the 2005 Six Months. This decrease was due primarily to a $385,000 decrease in salaries and benefits, a $60,000 decrease in travel expenses attributable to a decrease in the number of employees traveling, a $112,000 decrease in the office space allocation, and a $42,000 increase in the ICC.NET allocation of a portion of the cost of selling and marketing functions to the EC Service Bureau.
     General and administrative - ICC.NET - General and administrative expenses supporting our ICC.NET service consist primarily of salaries and employee benefits, legal and professional fees, facility costs, travel, meals and entertainment and insurance. General and administrative costs supporting our ICC.NET service increased $361,000 to $2,374,000 in the 2006 Six Months from $2,013,000 in the 2005 Six Months. This increase was primarily due to a one-time buyout of office space in Cary, North Carolina of $120,000, severance expense of $88,000, additions to bad debt expense of $92,000 following a review of accounts receivable collectibility, an increase in professional fees of $83,000, an increase in depreciation of $51,000, an increase in consultant fees of $43,000, an increase in printing costs of $35,000, additional reoccurring general and administrative expenses from the acquired Kodiak operations of $99,000 as well as board of director’s fees of $45,000.
     Non-cash charges — ICC.NET - Non-cash charges of approximately $456,000 in the 2006 Six Months consist of $402,000 for stock options issued to employees and directors and $54,000 for shares of our Class A Common Stock to be issued to non-employee directors as compensation for the first quarter of fiscal year 2006 directors’ fees. Non-cash charges of approximately $404,000 in the 2005 Six Months consist of $329,000 for stock options issued to employees and directors and $75,000 for shares of our Class A Common Stock issued to non-employee directors as compensation.
Results of Operations – EC Service Bureau
     Our EC Service Bureau manages and translates supply chain information for small and mid-sized companies that exchange EDI data with other companies and provides various EDI and UPC services. Our EC Service Bureau also licenses EDI software, which amounts are immaterial for the periods presented. The following table summarizes operating results for our EC Service Bureau for the six months ended January 31, 2006 and 2005:

	Six Months Ended
	January 31,		Variance
	2006	2005	$	%
Revenues:
Services	$3,875,441	$1,673,027	2,202,414	132

Expenses:
Cost of services	1,809,833	502,217	1,307,616	260
Product development and enhancement	130,622	170,256	(39,634)	(23)
Selling and marketing	395,675	298,307	97,368	33
General and administrative	1,128,912	760,793	368,119	48
Non-cash charges for stock-based compensation	18,806	—	18,806	—

Total expenses	3,483,848	1,731,573	1,752,275	101

Operating income (loss)	391,593	(58,546)	450,139	769

Other income (expense), net	(94,324)	—	(94,324)	—

Net Income (loss) before income taxes	$297,269	$(58,546)	355,815	608

     Revenue – EC Service Bureau – Revenue from our EC Service Bureau was 39% of consolidated revenues for the 2006 Six Months compared to 23% for the 2005 Six Months. The revenue increased $2,202,000, or 132%, to $3,875,000 for the 2006 Six Months compared to $1,673,000 for the 2005 Six Months. The revenue was primarily generated from services performed, customer support and licensing fees. The increase was primarily the result of recent acquisitions.
     Cost of services – EC Service Bureau - Cost of services relating to our EC Service Bureau was 47% of revenue derived from the EC Service Bureau in the 2006 Six Months, compared to 30% of such revenue in the 2005 Six Months due to increased costs associated with the MEC purchase. Cost of services relating to our EC Service Bureau consists primarily of salaries and employee benefits, amortization, connectivity fees and rent. Cost of services relating to our EC Service Bureau increased $1,308,000 to $1,810,000 in the 2006 Six Months from

$502,000 in the 2005 Six Months primarily due to an increase in salaries and benefits of $1,222,000 related to our recent acquisitions (see Note 2 to our Condensed Consolidated Financial Statements for disclosures related to our recent acquisitions).
     Product development and enhancement – EC Service Bureau - Product development and enhancement costs consist primarily of salaries and employee benefits. Product development and enhancement costs incurred by our EC Service Bureau decreased $39,000 to $131,000 in the 2006 Six Months from $170,000 in the 2005 Six Months primarily due to a reduction in salaries and benefits of $32,000.
     Selling and marketing – EC Service Bureau - Selling and marketing expenses relating to our EC Service Bureau consist primarily of salaries and employee benefits and amortization. Selling and marketing expenses incurred by our EC Service Bureau increased $97,000 to $395,000 in the 2006 Six Months from $298,000 in the 2005 Six Months due to an increase in amortization from the MEC acquisition of $74,000, an increase in the ICC.NET allocation of a portion of the cost of selling and marketing functions to the EC Service Bureau of $42,000, and increased expenses of $59,000 related to Kodiak operations. These increases were partially offset by a decrease in salaries and benefits of $57,000.
     General and administrative – EC Service Bureau - General and administrative expenses relating to our EC Service Bureau consist primarily of salaries and employee benefits, office expenses, depreciation, telephone and rent. General and administrative expenses incurred by our EC Service Bureau increased $368,000 to $1,129,000 in the 2006 Six Months from $761,000 in the 2005 Six Months. Allocation of general and administrative expenses from ICC.NET increased $240,000, and bad debt expense increased $126,000 based on a careful review of accounts receivable collectibility. Expenses related to Kodiak operations were $190,000. These increases were partially offset by a reduction in salaries and employee benefits of $110,000 and a reduction in consultant expenses of $29,000.
     Non-cash charges – EC Service Bureau - Non-cash charges of approximately $19,000 in the 2006 Six Months consist of stock options issued to employees. No non-cash charge was recorded for the 2005 Six Months.
Liquidity and Capital Resources
     Our principal sources of liquidity, which consist of unrestricted cash and cash equivalents, increased to $4,294,000 as of January 31, 2006 from $3,983,000 as of July 31, 2005. We believe these resources will provide us with sufficient liquidity to continue in operation through January 31, 2007.
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
     The last Financing Agreement amendment extends its term through March 16, 2006. At January 31, 2006, there were no amounts outstanding under the Financing Agreement. The Bank exercised warrants issued to it under the Financing Agreement on September 30, 2005. These warrants were immediately exercisable at a price of $1.39, equal to the fair market value of the Class A Common Stock on the date of closing of the Financing Agreement. The Bank elected the option to convert the warrants into 20,283 shares of Class A Common Stock using the cashless exercise formula specified in the warrant.
     During the quarter ending January 31, 2006, 461,213 stock options were exercised resulting in the issuance of 155,617 shares of Class A Common Stock for which we received $182,468. 355,713 options were redeemed in cashless exercises.

     We have a net operating loss carryforward of approximately $76.4 million to offset future taxable income for federal income tax purposes. The utilization of the loss carryforward to reduce any such future income taxes will depend on our ability to generate sufficient taxable income prior to the expiration of the net operating loss carryforwards. The carryforwards expire from 2007 to 2024. The Internal Revenue Code of 1986, as amended, and the regulations promulgated thereunder contain provisions that limit the use of available net operating loss carryforwards in any given year should significant changes (greater than 50%) in ownership interests occur. Due to a private placement of Series A Preferred Stock in April 1999, the net operating loss carryover of approximately $19.7 million incurred prior to the private placement and subsequent to the initial public offering is subject to an annual limitation of approximately $1.4 million until that portion of the net operating loss is utilized or expires. Due to the 100% ownership change when we acquired Research Triangle Commerce, Inc. (“RTCI”) in November 2000, RTCI’s net operating loss of approximately $6.3 million incurred prior to the ownership change is subject to an annual limitation of approximately $1.1 million until that portion of the net operating loss is utilized or expires. Additionally, the issuance of ICC stock in connection with the RTCI acquisition noted above resulted in an ownership change for ICC in November 2000. The ICC net operating loss carryforward of approximately $49.4 million incurred prior to the ownership change is subject to an annual limitation of approximately $2.8 million until that portion of net operating loss is utilized or expires. Finally, due to a 100% ownership change of Electronic Commerce Systems, Inc. (“ECS”) in June 2004, the acquired net operating loss of approximately $1.1 million incurred prior to the ownership change is subject to an annual limitation of approximately $128,000 until that portion of the net operating loss is utilized or expires.
Consolidated Working Capital
     Consolidated working capital increased to $6,707,000 at January 31, 2006 from $4,864,000 at July 31, 2005. This increase was primarily due to an increase in cash of $311,000 primarily resulting from increased accounts receivable collections, a decrease in accrued expenses of $865,000 primarily due to the cash payments under our 2005 bonus program, and a decrease in other current liabilities of $476,000 primarily due to the payment of rent for the MEC office space.
Analysis of Cash Flows
     Cash provided by operating activities was $1,033,000 in the six months ended January 31, 2006 compared to cash used by operating activities of $300,000 in the six months ended January 31, 2005. The increase in the six months ended January 31, 2006 of $1,333,000 was primarily the result of net income of $1,094,000 in the six months ended January 31, 2006 compared to a net loss of $690,000 in the six months ended January 31, 2005 reduced by a decrease of $699,000 in other liabilities primarily due to payments on the MEC lease.
     Cash used in investing activities increased to $1,066,000 in the six months ended January 31, 2006 from $280,000 in the six months ended January 31, 2005. Cash used in investing activities in the six months ended January 31, 2006 resulted from the purchase of property and equipment of $115,000, additional costs relating to the MEC acquisition of $65,000, and the Kodiak Group acquisition of $886,000. Cash used in investing activities in the six months ended January 31, 2005 resulted from the purchase of property and equipment of $158,000 and additional costs relating to the ECS acquisition of $121,000.
     Cash provided by financing activities was $345,000 in the six months ended January 31, 2006 compared to cash used in financing activities of $60,000 in the six months ended January 31, 2005. Cash provided by financing activities in the six months ended January 31, 2006 was the result of proceeds from the exercise of employee stock options of $349,000 offset by payments of capital lease obligations of $4,000. Cash used in financing activities in the six months ended January 31, 2005 was the result of common stock issued for services related to the 2004 private placement of $24,000 and capital lease payments of $36,000.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Interest Rate Risk
     We may invest our cash in a variety of financial instruments, including taxable and tax-advantaged floating rate and fixed rate obligations of corporations, municipalities, and local, state and national governmental entities and agencies. We account for our investment instruments in accordance with Statement of Financial Accounting

Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”). All of the cash equivalents and investments are treated as available-for-sale under SFAS No. 115. Investments that are classified as cash and cash equivalents have original maturities of three months or less. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities that have seen a decline in market value due to changes in interest rates. For the quarter ended January 31, 2006, our cash investments, if any, consisted entirely of overnight cash sweep accounts invested in a fund composed primarily of triple A rated commercial paper and government agency bonds. As of January 31, 2006, the interest rate for this investment was 3.73%.
Item 4. Controls and Procedures
     Our management, including our chief executive officer and chief financial officer, has carried out an evaluation of the effectiveness of our disclosure controls and procedures as of January 31, 2006, pursuant to Exchange Act Rules 13a-15(e) and 15(d)-15(e). Based upon that evaluation, our chief executive officer and chief financial officer have concluded that as of such date, our disclosure controls and procedures are effective. There was no change in our internal control over financial reporting during the quarter ended January 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     On January 6, 2006 we filed a complaint for declaratory judgment in the United States Bankruptcy Court naming Omega Liquidating Trust (“Omega”) and Cable & Wireless PLC (“C&W”) as defendants. We seek to have Omega, as the liquidating trust for the bankrupt Cable & Wireless USA (“C&W USA”), declared the rightful owner of our Series C Preferred Stock and of any of our Class A Common Stock that have been issued but not distributed as dividends of the Series C Preferred Stock. On February 7, 2006 both Omega and C&W stipulated to March 10, 2006 as the last date upon which to respond to this complaint. “See Item 3. Defaults Upon Senior Securities”
Item 1A. Risk Factors
     The following sets forth the risk factors previously disclosed in our Form 10-Q for the quarter ended October 31, 2005 filed on December 13, 2005, with updates to the risk factor entitled “If we are not successful in selling our products and services, particularly from our EC Service Bureau segment, our results of operations will suffer.”
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
     If we are not successful in selling our products and services, particularly from our EC Service Bureau segment, our results of operations will suffer. While our primary focus in the past has been on growing our ICC.NET VAN service, we have attempted to diversify by acquiring ECS in June 2004 and the MEC operations in March 2005. We expect that our revenue from the ICC.NET segment will drop to approximately 60% of total revenue beginning in Fiscal 2006 and the revenue from the EC Service Bureau segment will grow to approximately 40% of total revenue. However, the success of our services depends to a large extent on the future of business-to-business electronic commerce and our ability to effectively compete in the marketplace. In particular, our success depends on the number of customers that subscribe to our services, the volume of the data, documents or other information they send or retrieve and the price we are able to charge for these services in light of competitive pressures. In connection with the assimilation of our new EC Service Bureau customers acquired from the MEC operation, we anticipate to see attrition to this newly acquired customer base due to the seasonal downturn experienced in the industries where these customers deal in, and as a result a portion of our revenues from the EC Service Bureau segment may be adversely affected by the seasonal slowdown. While we are managing to learn about the seasonal trends of these new customers’ industries, there is no assurance that we will accurately assess the seasonal trends of unfamiliar industries. Accordingly, the value of these new customers, the volume of our services subscribed by them and the possibility of payment collection may differ materially from our current expectation. Further, since our operating expense levels are based significantly on our expectations of future revenue, our inability to assess the trends may render us vulnerable in the case of a significant shortfall in revenues or orders from these new customers, in which case we may not be able to reduce our operating expenses quickly in response. Therefore, any significant shortfall in revenue or orders could have an immediate adverse effect on our operating results.

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
     Shares eligible for future sale by our existing stockholders may adversely affect our stock price. Between January 1, 2003 and October 2004, we registered on one or more registration statements, an aggregate of 9,987,817 shares of our Class A Common Stock, which includes 3,016,917 shares of Class A Common Stock issuable upon the exercise of warrants to purchase shares of Class A Common Stock and 192,307 shares of Class A Common Stock issuable upon conversion of our Series D Preferred. The market price of our Class A Common Stock could be materially and adversely affected by sales of even a small percentage of these shares or the perception that these sales could occur. As a result, it may be difficult to sell our Class A Common Stock.
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
Item 3. Defaults Upon Senior Securities
     On October 14, 2004, our Board of Directors declared a dividend on our Series C Preferred Stock for 2004 payable on January 1, 2005 in shares of Class A Common Stock in the amount of $400,000, which, per the terms of the Series C Preferred Stock, amounted to 236,267 shares. After we had recorded the issuance of the shares as payment for the dividend, but before the certificate representing the Class A Common Stock was physically issued, we began discussions with C&W, purported owner of the Series C Preferred Stock, about retiring the Series C Preferred Stock. As these discussions progressed, we realized that there was substantial evidence that the Series C Preferred Stock was held by C&W USA, a formerly wholly owned subsidiary of C&W that filed Chapter 11 bankruptcy in the United States on December 8, 2003. As of January 1, 2006 an additional dividend to be paid in shares of Class A Common Stock in the amount of $400,000, which, per the terms of the Series C Preferred Stock, amounted to 141,844 shares came due. Again, we have recorded the issuance of the shares as payment for the dividend but will not issue the certificate representing these additional shares of Class A Common Stock until the ownership of these shares is conclusively settled in the United States Bankruptcy Court. “See Item 1. Legal Proceedings.”
Item 4. Submission of Matters to a Vote of Security Holders
     (a) Our 2005 Annual Meeting of Stockholders (the “Annual Meeting”) was held on January 4, 2006. There were present at the Annual Meeting, in person or by proxy, holders of 14,622,240 shares (or 80.8%) of the common stock entitled to vote.
     (b) The following directors were elected to hold office until the next annual meeting of stockholders or until their successors are elected and qualified, with the vote for each director being reflected below:

Name	Votes For	Votes Withheld
Paul D. Lapides	15,347,013	275,268
Richard J. Berman	15,191,591	430,690
Arthur R. Medici	15,330,358	291,923
          Donald R. Harkleroad, Kim D. Cooke, John S. Simon, and Thomas J. Stallings also continued as our directors after the Annual Meeting.
          The affirmative vote of the holders of a plurality of the outstanding shares of common stock represented at the Annual Meeting was required to elect each director.
     (c) (i) Our proposed amendment of our bylaws to declassify our board of directors and provide for annual re-election was ratified with 5,013,077 affirmative votes cast, 33,424 negative votes cast and 11,060 abstentions. The affirmative vote of the holders of a majority of the outstanding shares of common stock voting on the proposal at the Annual Meeting was required to ratify the amendment of bylaws.
          (ii) The adoption of the Internet Commerce Corporation 2005 Stock Incentive Plan (“Plan”) was ratified with 4,329,850 affirmative votes cast, 450,938 negative votes cast and 276,773 abstentions. The affirmative vote of the holders of a majority of the outstanding shares of common stock voting on the proposal at the Annual Meeting was required to ratify the adoption of the Plan.
          (iii) The appointment of Tauber & Balser, P.C. as independent public auditors to audit the consolidated financial statements of the Company and its subsidiaries for the year ending July 31, 2006, was ratified with 15,502,114 affirmative votes cast, 54,111 negative votes cast and 66,056 abstentions. The affirmative vote of the holders of a majority of the outstanding shares of common stock voting on the proposal at the Annual Meeting was required to ratify the appointment of Tauber & Balser, P.C.
Item 5. Other Information
     None.

Item 6. Exhibits
2.1	Share Purchase Agreement, by and among Internet Commerce Corporation, Connective Commerce Associates, the shareholders of the Seller listed on the signature page as Operating Shareholders and The Kodiak Group, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 3, 2005 (File No. 000-24996))

10.1	Internet Commerce Corporation 2005 Stock Incentive Plan (incorporated by reference to Annex B of the Company’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on November 28, 2005 (File No. 000-24996)).

10.2	Form of Stock Option Agreement under the Internet Commerce Corporation 2005 Stock Incentive Plan (incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 10, 2006 (File No. 000-24996)).

10.3	Form of Restricted Stock Agreement under the Internet Commerce Corporation 2005 Stock Incentive Plan (incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 10, 2006 (File No. 000-24996)).

31.1	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	In accordance with Release No. 34-47986, this Exhibit is hereby furnished to the SEC as an accompanying document and is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: March 17, 2006

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