Form 10-Q
period 2006-04-30
INTERNET COMMERCE CORP
filed 2006-06-12
CIK 894738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

[Mark One]

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2006

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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

Indicate by check mark whether the Registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐                           Accelerated Filer  ☐                            Non-accelerated filer  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of June 6, 2006, the Registrant had outstanding 22,280,167 shares of class A common stock.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets

	April 30, 2006	July 31, 2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,389,572	$3,983,005
Accounts receivable, net of allowance for doubtful accounts and allowance for sales returns and allowances of $670,675 and $581,907, respectively	3,308,010	3,476,211
Prepaid expenses and other current assets	440,462	403,659
Total current assets	12,138,044	7,862,875
Restricted cash	417,330	417,330
Property and equipment, net	884,312	629,919
Goodwill	3,884,235	3,842,536
Other intangible assets, net	1,642,705	1,772,757
Other assets	44,638	32,373
Total assets	$19,011,264	$14,557,790

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$359,735	$226,097
Accrued expenses	590,955	1,490,604
Accrued dividends — preferred stock	131,507	232,329
Deferred revenue	152,744	152,434
Capital lease obligation	—	3,645
Other current liabilities	384,882	894,199
Total current liabilities	1,619,823	2,999,308

Long-term lease liability from acquisition	1,027,954	1,216,280
Total liabilities	2,647,777	4,215,588

Stockholders’ Equity:
Preferred stock — 5,000,000 shares authorized, including 10,000 shares of series A, 10,000 shares of series C, 250 shares of series D and 175 shares of series S:
Series A — par value $.01 per share, none issued and outstanding	—	—
Series C — par value $.01 per share, 44.76 votes per share; 10,000 shares issued and outstanding (liquidation value of $10,131,507)	100	100
Series D — par value $.01 per share, 769 votes per share; 250 shares issued andoutstanding (liquidation value of $250,000)	3	3
Series S — par value $.01 per share, none issued and outstanding	—	—
Common stock:
Class A - par value $.01 per share, 40,000,000 shares authorized, one vote per share; 21,926,290 and 19,414,420 shares issued and outstanding, respectively	219,263	194,144
Class B - par value $.01 per share, 2,000,000 shares authorized, six votes per share; none issued and outstanding	—	—
Additional paid-in capital	100,165,322	95,813,761
Accumulated deficit	(84,021,201)	(85,665,806)
Total stockholders’ equity	16,363,487	10,342,202
Total liabilities and stockholders’ equity	$19,011,264	$14,557,790

See notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2006	2005	2006	2005

Service revenues	$4,535,316	$4,388,156	$14,565,388	$11,627,840

Expenses:
Cost of services	1,578,825	1,340,943	5,234,404	4,101,713
Product development and enhancement	192,090	204,027	502,001	683,139
Selling and marketing	566,795	596,792	1,559,452	2,148,193
General and administrative	1,715,360	1,963,862	5,650,155	5,112,715

	4,053,070	4,105,624	12,946,012	12,045,760

Operating income (loss)	482,246	282,532	1,619,376	(417,920)

Other income (expense):
Interest and investment income	74,634	14,133	134,867	28,332
Interest expense	(23,044)	(506)	(136,338)	(4,288)
Other income	27,043	—	54,594	—
	78,633	13,627	53,123	24,044

Income (loss) before income taxes	560,879	296,159	1,672,499	(393,876)

Provision for income taxes, current	10,723	—	27,895	—

Net income (loss)	550,156	296,159	1,644,604	(393,876)

Dividends on preferred stock	(97,534)	(97,627)	(299,178)	(298,720)

Income (loss) attributable to common stockholders	$452,622	$198,532	$1,345,426	$(692,596)

Basic income (loss) per common share	$0.02	$0.01	$0.07	$(0.04)

Diluted income (loss) per common share	$0.02	$0.01	$0.07	$(0.04)

Anti-dilutive stock options and warrants outstanding	1,075,057	4,889,725	1,600,841	6,573,671

Weighted average number of common shares outstanding — Basic	20,370,591	19,327,749	19,982,232	19,170,299

Weighted average number of common shares outstanding —Diluted	22,943,061	20,786,729	21,900,688	19,170,299

See notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended April 30,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$1,644,604	$(393,876)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	822,026	1,115,281
Bad debt expense	597,023	142,757
Non-cash interest expense	136,900	—
Non-cash charges for equity instruments issued for compensation and services	554,283	549,321
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(71,885)	(978,314)
Prepaid expenses and other assets	(1,585)	(86,531)
Accounts payable	125,959	(259,580)
Accrued expenses	(848,878)	1,658
Deferred revenue	(16,220)	21,094
Other liabilities	(819,150)	(130,196)

Net cash provided by (used in) operating activities	2,123,077	(18,386)

Cash flows from investing activities:
Payment for purchase of acquisition, net of cash acquired	(886,619)	231,351
Additional costs of previous acquisition	(65,000)	(121,296)
Purchases of property and equipment	(410,823)	(271,879)

Net cash used in investing activities	(1,362,442)	(161,824)

Cash flows from financing activities:
Common stock issued for services related to 2004 private placement	—	(23,512)
Payments of capital lease obligations	(3,645)	(44,504)
Proceeds from exercise of warrants	3,002,701	—
Proceeds from exercise of employee stock options	646,876	34,775

Net cash provided by (used in) financing activities	3,645,932	(33,241)

Net increase (decrease) in cash and cash equivalents	4,406,567	(213,451)

Cash and cash equivalents, beginning of period	3,983,005	3,789,643

Cash and cash equivalents, end of period	$8,389,572	$3,576,192

Supplemental disclosure of cash flow information:
Cash paid for interest during the period	$216	$4,288
Cash paid for income taxes during the period	133,184	—

Supplemental disclosure of noncash investing activity:
Payment for purchase of acquisition	23,300	—

Supplemental disclosure of noncash financing activity:
Issuance of 20,283 shares of class A common stock upon exercise of warrants	1,920	—
Issuance of 50,117 shares of class A common stock upon exercise of 355,713 stock options	501	—
Issuance of common stock for dividends on preferred stock	400,000	400,000

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The accompanying unaudited condensed consolidated financial statements of Internet Commerce Corporation (the “Company” or “ICC”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. In the opinion of management, such statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the Company’s financial position, results of operations and cash flows at the dates and for the periods indicated. Pursuant to the requirements of the Securities and Exchange Commission (the “SEC”) applicable to Quarterly Reports on Form 10-Q, the accompanying financial statements do not include all the disclosures required by GAAP for annual financial statements. While the Company believes that the disclosures presented are adequate to make the information not misleading, these unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2005. Operating results for the three and nine month periods ended April 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2006.

1.             ORGANIZATION AND NATURE OF BUSINESS

The Company derives its revenue from subscriptions to its value added network (“VAN”) sold under the brand name ICC.NET™, which includes transaction, mailbox and fax transmission activities for which fees are charged. Revenue from data mapping and professional internet services contracts is also included in this segment. In addition, the Company operates a service bureau, the EC Service Bureau, deriving revenue from electronic data interchange (“EDI”) services including data translation and data synchronization services, purchase order and invoice processing from EDI-to-print and print-to-EDI, Universal Product Code (“UPC”) number generation, UPC catalog maintenance and UPC label printing. The Company also sells EDI software and software maintenance, the revenue of which is immaterial in the periods presented.

2.             RECENT ACQUISITIONS

                       KODIAK GROUP, INC.

On November 1, 2005, the Company acquired all of the outstanding shares of the Kodiak Group, Inc. (“Kodiak”), a privately held company delivering EDI outsourcing and global data synchronization services to blue chip customers in a variety of industries. Under the terms of the Share Purchase Agreement, the Company paid $1.0 million in cash on close, will pay an additional $1.0 million in cash should the Kodiak operations generate revenue of no less than $3.0 million over the first twelve months following the acquisition, and up to an additional $0.5 million on a pro-rated basis should the Kodiak operations generate between $3.25 and $4.0 million in revenue over the first twelve months following the acquisition. The Company has based its allocation of the purchase price on the assumption that the sellers of Kodiak will not receive any of the additional payments outlined above.

The following table sets forth the components of the purchase price for Kodiak as of April 30, 2006.

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

3.             BUSINESS SEGMENT INFORMATION

The Company’s two operating segments are:

•                  ICC.NET—ICC.NET is a complete VAN solution designed to meet electronic data interchange requirements in a secure, reliable, available and flexible environment regardless of file size, communication protocol or data format. We charge our customers using the ICC.NET service based upon the amount of information that customers transmit through our network to their trading partners. These charges are primarily based on a set price per “kilo-character” (every thousand bytes of information through the network).

•                  EC Service Bureau—The EC Service Bureau manages and translates the data of small and mid-sized businesses that exchange EDI data with large companies and provides various EDI and Universal Product Code (“UPC”) services. The EC Service Bureau also licenses EDI software which amounts are immaterial for all periods presented.

BUSINESS SEGMENT INFORMATION (CONTINUED)

The tables below summarize information about operations and long-lived assets as of and for the three and nine month periods ended April 30, 2006 and 2005.

	ICC.NET	EC Service Bureau	Total
Three Months — April 30, 2006
Revenues from external customers	$2,959,457	$1,575,859	$4,535,316
Operating income (loss) (1)	$702,329	$(220,083)	$482,246
Other income (expense), net	101,661	(23,028)	78,633
Income (loss) before income taxes	803,990	(243,111)	560,879
Income tax expense	10,723	—	10,723
Net income (loss) (1)	$793,267	$(243,111)	$550,156

Supplemental segment information:
Amortization and depreciation	$100,199	$107,081	$207,280
Non-cash charges for stock-based compensation and services	$76,960	$2,638	$79,598

Nine Months — April 30, 2006
Revenues from external customers	$9,114,089	$5,451,299	$14,565,388
Operating income (1)	$1,447,866	$171,510	$1,619,376
Other income (expense), net	170,476	(117,353)	53,123
Income before income taxes	1,618,342	54,157	1,672,499
Income tax expense	16,639	11,256	27,895
Net income (1)	$1,601,703	$42,901	$1,644,604

Supplemental segment information:
Amortization and depreciation	$498,114	$323,912	$822,026
Non-cash charges for stock-based compensation and services	$532,838	$21,445	$554,283

As of April 30, 2006
Property and equipment, net	$723,693	$160,619	$884,312
Goodwill	26,132	3,858,103	3,884,235
Acquired identified intangibles, net	383,376	1,259,329	1,642,705
Long lived assets, net	$1,133,201	$5,278,051	$6,411,252
Capital expenditures	$407,136	$3,687	$410,823

1)                 Certain costs for selling and marketing functions were allocated to the EC Service Bureau from ICC.NET   based on the level of service performed. ICC.NET allocated $112,000 and $260,000 of selling and marketing costs to the EC Service Bureau during the three and nine months ended April 30, 2006, respectively. Also, certain costs for executive management, MIS, human resources and accounting and finance functions were allocated to the EC Service Bureau from ICC.NET based on the level of service performed. ICC.NET allocated $430,000 and $1,130,000 of general and administrative costs for these services to the EC Service Bureau for the three and nine months ended April 30, 2006, respectively.

BUSINESS SEGMENT INFORMATION (CONTINUED)

	ICC.NET	EC Service Bureau	Total
Three Months — April 30, 2005
Revenues from external customers	$2,740,435	$1,647,720	$4,388,156
Operating income (loss)(2)	$(294,491)	$577,023	$282,532
Other income (expense), net	13,627	—	13,627
Net income (loss)(2)	$(280,864)	$577,023	$296,159

Supplemental segment information:
Amortization and depreciation	$282,678	$92,036	$374,714
Non-cash charges for stock-based compensation and services	$145,013	$—	$145,013

Nine Months — April 30, 2005
Revenues from external customers	$8,307,092	$3,320,748	$11,627,840
Operating income (loss)(2)	$(936,397)	$518,477	$(417,920)
Other income (expense), net	24,044	—	24,044
Net income (loss)(2)	$(912,353)	$518,477	$(393,876)

Supplemental segment information:
Amortization and depreciation	$877,841	$237,440	$1,115,281
Non-cash charges for stock-based compensation and services	$549,321	$—	$549,321

As of April 30, 2005
Property and equipment, net	$536,174	$41,978	$578,152
Goodwill	26,132	3,793,658	3,819,790
Acquired identified intangibles, net	478,000	1,625,232	2,103,232
Long lived assets, net	$1,040,306	$5,460,868	$6,501,174
Capital expenditures	$262,498	$9,381	$271,879

2)                 Certain costs for selling and marketing functions were allocated to the EC Service Bureau from ICC.NET based on the level of service performed. ICC.NET allocated $24,000 and $48,000 of selling and marketing costs to the EC Service Bureau during the three and nine months ended April 30, 2005, respectively. Also, certain costs for executive management, MIS, human resources and accounting and finance functions were allocated to the EC Service Bureau from ICC.NET based on the level of service performed. ICC.NET allocated $150,000 and $420,000 of general and administrative costs for these services to the EC Service Bureau for the three and nine months ended April 30, 2005, respectively.

4.             SUBSEQUENT EVENT

On May 9, 2006, the Company acquired all of the outstanding shares of Enable Corp., a privately held corporation that provides trading community portals, web based EDI trading tools and EDI professional services to a variety of industries. Per the terms of the Share Purchase Agreement, the Company paid $4.203 million in cash and issued 686,324 shares of its class A common stock worth approximately $2.7 million on close.  The Company made the acquisition to expand its customer base and to strengthen the Company’s web based trading technology offerings. The Company acquired $1 million in cash, trade receivables, fixed assets, developed technologies, customer list and other long-term intangible assets in the acquisition. The Company is having a third party appraiser complete an independent valuation of the assets.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains a number of “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Specifically, all statements other than statements of historical facts included in this Quarterly Report regarding our financial position, business strategy and plans and objectives of management for future operations are forward-looking statements. These forward-looking statements are based on the beliefs of management, as well as assumptions made by and information currently available to management. When used in this Report, the words “anticipate,” “believe,” “estimate,” “expect,” “may,” “will,” “continue” and “intend,” and words or phrases of similar import, as they relate to our financial position, business strategy and plans, or objectives of management, are intended to identify forward-looking statements. These statements reflect our current view with respect to future events and are subject to risks, uncertainties and assumptions related to various factors including, without limitation, those factors discussed in Item 1 (Business) of Part I and Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of Part II of our Annual Report on Form 10-K filed on October 31, 2005, Item 2 and Item 1A of Part II of our Quarterly Reports. You should carefully review those risks, as well as additional risks described in other documents we file from time to time with the Securities and Exchange Commission.

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

Organizationally, our two segments of business are known as the:

•                       ICC.NET segment, which is composed primarily of our VAN operations, professional services and mapping activities, and

•                       Electronic Commerce Service Bureau (“EC Service Bureau”) segment, whose operations primarily focus on facilitating the EDI communications of small and mid-sized businesses with their trading partners.

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

For a more detailed description on the application of these and other accounting policies, see Note 2 of the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended July 31, 2005. Reference is also made to the discussion of the application of these critical accounting policies and estimates contained in Management’s Discussion and Analysis in our Annual Report on Form 10-K for fiscal 2005. During the nine months ended April 30, 2006, there were no significant or material changes in the application of critical accounting policies that would require an update to the information provided in the Form 10-K for fiscal 2005.

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

The fair value of stock options issued under stock-based compensation plans as determined on the date of grant using the Black-Scholes option-pricing model is being expensed over the vesting period of the related stock options. The use of this model required management to make certain estimates for values of variables used by the model. Management estimated the values for stock price volatility, the expected life of the equity instruments and the risk free interest rate based on information that was available to management at the time the Black-Scholes option-pricing calculations were performed. During the three month period ended April 30, 2006, we recorded non-cash charges for stock-option compensation of $118,598.

Three Months Ended April 30, 2006 Compared with Three Months Ended April 30, 2005.

Results of Operations — Consolidated

The following table reflects consolidated operating data by reported segments. All significant intersegment activity has been eliminated. Accordingly, the segment results below exclude the effect of transactions with our subsidiaries.

	Three Months Ended
	April 30,
Income (loss) before income taxes:	2006	2005
ICC.NET	$803,990	$(280,864)
EC Service Bureau	(243,111)	577,023
Income (loss) before income taxes	$560,879	$296,159

Results of Operations — ICC.NET

Our ICC.NET service uses the Internet and our proprietary technology to deliver our customers’ documents and data files to members of their trading communities. The following table summarizes operating results for our ICC.NET service for the three months ended April 30, 2006 and 2005:

	Three Months Ended
	April 30,		Variance
	2006	2005	$	%
Revenues:
VAN services	$2,806,374	$2,578,382	227,992	9
Professional services	121,338	104,003	17,335	17
Mapping services	31,745	58,050	(26,305)	(45)
	2,959,457	2,740,435	219,022	8
Expenses:
Cost of services	725,270	960,088	(234,818)	(24)
Product development and enhancement	148,123	102,254	45,869	45
Selling and marketing	296,542	409,563	(113,021)	(28)
General and administrative	1,010,233	1,418,008	(407,775)	(29)
Non-cash charges for stock-based compensation	76,960	145,013	(68,053)	(47)
Total expenses	2,257,128	3,034,926	(777,798)	(26)

Operating income (loss)	702,329	(294,491)	996,820	338

Other income (expense), net	101,661	13,627	88,034	646

Net Income (loss) before income taxes	$803,990	$(280,864)	1,084,854	386

Revenues — ICC.NET — Revenue from ICC.NET services was 65% of consolidated revenues for the quarter ended April 30, 2006 (“2006 Quarter”) compared to 62% for the quarter ended April 30, 2005 (“2005 Quarter”). ICC.NET service revenues increased $219,000, or 8%, to $2,959,000 for the 2006 Quarter compared to $2,740,000 for the 2005 Quarter. VAN service revenue increased $228,000, or 9%, to $2,806,000 for the 2006 Quarter compared to $2,578,000 for the 2005 Quarter. The increase in VAN services revenue is attributable to an increase in transaction volume. Professional services revenue increased $17,000, or 17%, to $121,000 for the 2006 Quarter compared to $104,000 for the 2005 Quarter due to the Kodiak acquisition. Mapping services revenue decreased $26,000, or 45%, to $32,000 for the 2006 Quarter compared to $58,000 for the 2005 Quarter. The demand for these services has decreased as we have accumulated numerous map configurations for various trading partners that may be shared by multiple customers.

Cost of services — ICC.NET — Cost of services relating to our ICC.NET service was 25% of revenue from the ICC.NET services for the 2006 Quarter, compared to 35% for the 2005 Quarter. Total cost of services decreased $235,000, or 24%, to $725,000 for the 2006 Quarter compared to $960,000 for the 2005 Quarter. Cost of services consists primarily of salaries and employee benefits, connectivity fees, amortization, allocation of product and development expenses and rent. This decrease was primarily the result of a $239,000 reduction in amortization due to certain mapping technology becoming fully amortized, a $37,000 reduction in salaries and benefits, and a $77,000 reduction in office space allocation offset by a $95,000 increase in costs associated with Kodiak services.

Product development and enhancement — ICC.NET — Product development and enhancement costs relating to our ICC.NET service consist primarily of salaries and employee benefits. Product development and enhancement costs increased $46,000 to $148,000 in the 2006 Quarter from $102,000 in the 2005 Quarter primarily as a result of an increase in salaries and benefits.

Selling and marketing — ICC.NET — Selling and marketing expenses relating to our ICC.NET service consist primarily of salaries and employee benefits, rent, travel-related costs, advertising and trade-show costs. Selling and marketing expenses relating to our ICC.NET service decreased $113,000 to $297,000 in the 2006 Quarter from $410,000 in the 2005 Quarter. This decrease was due primarily to a $66,000 increase in the ICC.NET allocation of a portion of the cost of selling and marketing functions to the EC Service Bureau and a $27,000 decrease in the office space allocation.

General and administrative — ICC.NET — General and administrative expenses supporting our ICC.NET service consist primarily of salaries and employee benefits, legal and professional fees, facility costs, travel meals and entertainment and insurance. General and administrative costs supporting our ICC.NET service decreased $408,000 to $1,010,000 in the 2006 Quarter from $1,418,000 in the 2005 Quarter. This decrease was primarily due to an accrual of $450,000 for a bonus program made in the 2005 Quarter which has not been duplicated in the 2006 Quarter.

Non-cash charges — ICC.NET — Non-cash charges of approximately $77,000 in the 2006 Quarter consist of $116,000 for stock options issued to employees and directors offset by the reversal of a $39,000 over-accrual for shares related to directors’ fees ranging from April 2005 through October 2005. Non-cash charges of approximately $145,000 in the 2005 Quarter consisted of $91,000 for stock options issued to employees and directors and $54,000 for shares of our class A common stock issued to non-employee directors as compensation for 2005 directors’ fees.

Results of Operations — EC Service Bureau

Our EC Service Bureau manages and translates supply chain information for small and mid-sized companies that exchange EDI data with other companies and provides various EDI and UPC services. Our EC Service Bureau also licenses EDI software, which amounts are immaterial to the periods presented. The following table summarizes operating results for our EC Service Bureau for the three months ended April 30, 2006 and 2005:

	Three Months Ended
	April 30,		Variance
	2006	2005	$	%
Revenues:
Services	$1,575,859	$1,647,720	(71,861)	(4)

Expenses:
Cost of services	849,373	379,094	470,279	124
Product development and enhancement	38,438	95,143	(56,705)	(60)
Selling and marketing	239,616	183,933	55,683	30
General and administrative	665,877	412,527	253,350	61
Non-cash charges for stock-based compensation	2,638	—	2,638	—
Total expenses	1,795,942	1,070,697	725,245	68

Operating income (loss)	(220,083)	577,023	(797,106)	(138)

Other income (expense), net	(23,028)	—	(23,028)	—

Net Loss before income taxes	$(243,111)	$577,023	(820,134)	(142)

Revenue — EC Service Bureau — Revenue from our EC Service Bureau was 35% of consolidated revenues for the 2006 Quarter compared to 38% for the 2005 Quarter. The revenue decreased $72,000, or 4%, to $1,576,000 for the 2006 Quarter compared to $1,648,000 for the 2005 Quarter. The revenue was primarily generated from services performed, customer support and licensing fees. The decrease was primarily the result of lower demand for these EDI services and customer attrition of $399,000 partially offset by a $327,000 increase as a result of the Kodiak acquisition.

Cost of services — EC Service Bureau — Cost of services relating to our EC Service Bureau was 54% of revenue derived from the EC Service Bureau in the 2006 Quarter, compared to 23% of such revenue in the 2005 Quarter due to the additional expenses associated with the operations required to support the large increases in the number of customers being serviced and from additional expenses allocated from the Kodiak operations. Cost of services relating to our EC Service Bureau consists primarily of salaries and employee benefits, amortization, connectivity fees and rent. Cost of services relating to our EC Service Bureau increased $470,000 to $849,000 in the 2006 Quarter from $379,000 in the 2005 Quarter primarily due to an increase in salaries and benefits of $470,000 related to acquired businesses.

Product development and enhancement — EC Service Bureau — Product development and enhancement costs consist primarily of salaries and employee benefits. Product development and enhancement costs incurred by our EC Service Bureau decreased $57,000 to $38,000 in the 2006 Quarter from $95,000 in the 2005 Quarter primarily as a result of a decrease in salaries and benefits.

Selling and marketing — EC Service Bureau — Selling and marketing expenses relating to our EC Service Bureau consist primarily of salaries and employee benefits and amortization. Selling and marketing expenses incurred by our EC Service Bureau increased $56,000 to $240,000 in the 2006 Quarter from $184,000 in the 2005 Quarter due to an increase in amortization of capitalized customer relationships  of $19,000 and increased selling and marketing expenses of $22,000 related to Kodiak services.

General and administrative — EC Service Bureau — General and administrative expenses relating to our EC Service Bureau consist primarily of salaries and employee benefits, office expenses, depreciation, telephone and rent. General and administrative expenses incurred by our EC Service Bureau increased $253,000 to $666,000 in the 2006 Quarter from $413,000 in the 2005 Quarter. Allocation of general and administrative expenses from ICC.NET increased $75,000, and bad debt expense increased $61,000 based on a review of accounts receivable collectibility. Expenses related to the acquisition of Kodiak were $204,000. These increases were partially offset by a reduction in salaries and employee benefits of $84,000.

Non-cash charges — EC Service Bureau — Non-cash charges of approximately $3,000 in the 2006 Quarter consist of stock options issued to employees. No non-cash charge was recorded for the 2005 Quarter.

Nine Months Ended April 30, 2006 Compared with Nine Months Ended April 30, 2005.

Results of Operations — Consolidated

The following table reflects consolidated operating data by reported segments. All significant intersegment activity has been eliminated. Accordingly, the segment results below exclude the effect of transactions with our subsidiaries.

	Nine Months Ended
	April 30,
Income (loss) before income taxes:	2006	2005
ICC.NET	$1,618,342	$(912,353)
EC Service Bureau	54,157	518,477
Income (loss) before income taxes	$1,672,499	$(393,876)

Results of Operations — ICC.NET

Our ICC.NET service, our global Internet-based VAN, uses the Internet and our proprietary technology to deliver our customers’ documents and data files to members of their trading communities. The following table summarizes operating results for our ICC.NET service for the nine months ended April 30, 2006 and 2005:

	Nine Months Ended
	April 30,		Variance
	2006	2005	$	%
Revenues:
VAN services	$8,494,928	$7,809,292	685,636	9
Professional services	504,926	323,801	181,125	56
Mapping services	114,235	173,999	(59,764)	(34)
	9,114,089	8,307,092	806,997	10
Expenses:
Cost of services	2,560,295	3,215,643	(655,348)	(20)
Product development and enhancement	319,108	396,005	(76,897)	(19)
Selling and marketing	869,708	1,651,984	(782,276)	(47)
General and administrative	3,384,274	3,430,536	(46,262)	(1)
Non-cash charges for stock-based compensation	532,838	549,321	(16,483)	(3)
Total Expenses	7,666,223	9,243,489	(1,577,266)	(17)

Operating income (loss)	1,447,866	(936,397)	2,384,263	255

Other income (expense), net	170,476	24,044	146,432	609

Net Income (loss) before income taxes	$1,618,342	$(912,353)	2,530,695	277

Revenues — ICC.NET — Revenue from ICC.NET services was 63% of consolidated revenues for the nine months ended April 30, 2006 (“2006 Nine Months”) compared to 71% for the nine months ended April 30, 2005 (“2005 Nine Months”), reflecting the increased revenue in the EC Service Bureau segment due to our recent acquisitions (see Note 2 to our Condensed Consolidated Financial Statements for disclosures related to our recent acquisitions). ICC.NET service revenues increased $807,000, or 10%, to $9,114,000 for the 2006 Nine Months compared to $8,307,000 for the 2005 Nine Months. VAN service revenue increased $686,000, or 9%, to $8,495,000 for the 2006 Nine Months compared to $7,809,000 for the 2005 Nine Months. The increase in VAN services revenue is attributable to an increase in transaction volume. Professional services revenue increased $181,000, or 56%, to $505,000 for the 2006 Nine Months compared to $324,000 for the 2005 Nine Months due to the Kodiak acquisition. Mapping services revenue decreased $60,000, or 34%, to $114,000 for the 2006 Nine Months compared to $174,000 for the 2005 Nine Months. The demand for these services has decreased as we have accumulated numerous map configurations for various trading partners that may be shared by multiple customers.

Cost of services — ICC.NET — Cost of services relating to our ICC.NET services was 28% of revenue from the ICC.NET services for the 2006 Nine Months, compared to 39% for the 2005 Nine Months. Total cost of services decreased $655,000, or 20%, to $2,560,000 for the 2006 Nine Months compared to $3,215,000 for the 2005 Nine Months. Cost of services consists primarily of salaries and employee benefits, connectivity fees, amortization, allocation of product and development expenses and rent. This decrease was primarily the result of a $478,000 reduction in amortization due to mapping technology becoming fully amortized, a reduction in salaries and benefits of $184,000, and a $179,000 decrease in rent due primarily to a decrease in office space allocation. These decreases were partially offset by a $244,000 increase in costs associated with the delivery of Kodiak services.

Product development and enhancement — ICC.NET — Product development and enhancement costs relating to our ICC.NET services consist primarily of salaries and employee benefits. Product development and enhancement costs decreased $77,000 to $319,000 in the 2006 Nine Months from $396,000 in the 2005 Nine Months primarily due to a $77,000 decrease in rent due primarily to a decrease in office space allocation.

Selling and marketing — ICC.NET — Selling and marketing expenses relating to our ICC.NET services consist primarily of salaries and employee benefits, rent, travel-related costs, advertising and trade-show costs. Selling and marketing expenses relating to our ICC.NET service decreased $782,000 to $870,000 in the 2006 Nine Months from $1,652,000 in the 2005 Nine Months. This decrease was due primarily to a $387,000 decrease in salaries and benefits, a $49,000 decrease in travel expenses attributable to a decrease in the number of employees traveling, a $139,000 decrease in the office space allocation, and a $108,000 increase in the ICC.NET allocation of a portion of the cost of selling and marketing functions to the EC Service Bureau.

General and administrative — ICC.NET — General and administrative expenses supporting our ICC.NET services consist primarily of salaries and employee benefits, legal and professional fees, facility costs, travel, meals and entertainment and insurance. General and administrative costs supporting our ICC.NET services decreased $46,000 to $3,384,000 in the 2006 Nine Months from $3,430,000 in the 2005 Nine Months. This decrease was primarily due to a decrease in consultant expenses of $91,000 related to Sarbanes-Oxley documentation, a decrease of $315,000 related to a greater ICC.NET allocation of the cost of general and administrative functions to the EC Service Bureau, and a one time  accrual of $450,000 for a bonus program that was made in the 2005 Nine Months. These decreases were partially offset by a one-time buyout of office space in Cary, North Carolina of $120,000, severance expense of $88,000, additions to bad debt expense of $207,000 following a review of accounts receivable collectibility, an increase in professional fees of $106,000, an increase in depreciation of $49,000, an increase in printing costs of $34,000, additional reoccurring general and administrative expenses from the acquired Kodiak operations of $139,000 as well as board of director’s fees of $90,000.

Non-cash charges — ICC.NET — Non-cash charges of approximately $533,000 in the 2006 Nine Months consist of $518,000 for stock options issued to employees and directors and an accrual of $54,000 for shares related to first quarter 2006 directors’ fees offset by the reversal of a $39,000 over-accrual for shares related to director’s fees ranging from April 2005 through October 2005. Non-cash charges of approximately $549,000 in the 2005 Nine Months consist of $420,000 for stock options issued to employees and directors and $129,000 for shares of our class A common stock issued to non-employee directors as compensation for 2005 directors’ fees.

Results of Operations — EC Service Bureau

Our EC Service Bureau manages and translates supply chain information for small and mid-sized companies that exchange EDI data with other companies and provides various EDI and UPC services. Our EC Service Bureau also licenses EDI software, which amounts are immaterial for the periods presented. The following table summarizes operating results for our EC Service Bureau for the nine months ended April 30, 2006 and 2005:

	Nine Months Ended
	April 30,		Variance
	2006	2005	$	%
Revenues:
Services	$5,451,299	$3,320,748	2,130,551	64

Expenses:
Cost of services	2,659,206	881,312	1,777,894	202
Product development and enhancement	169,060	265,400	(96,340)	(36)
Selling and marketing	635,291	482,240	153,051	32
General and administrative	1,794,787	1,173,319	621,468	53
Non-cash charges for stock-based compensation	21,445	—	21,445	—
Total expenses	5,279,789	2,802,271	2,477,518	88

Operating income (loss)	171,510	518,477	(346,967)	67

Other income (expense), net	(117,353)	—	(117,353)	—

Net Income (loss) before income taxes	$54,157	$518,477	(464,320)	(90)

Revenue — EC Service Bureau — Revenue from our EC Service Bureau was 37% of consolidated revenues for the 2006 Nine Months compared to 29% for the 2005 Nine Months. The revenue increased $2,130,000, or 64%, to $5,451,000 for the 2006 Nine Months compared to $3,321,000 for the 2005 Nine Months. The revenue was primarily generated from services performed, customer support and licensing fees. The increase occurred as a result of our recent acquisitions.

Cost of services — EC Service Bureau — Cost of services relating to our EC Service Bureau was 49% of revenue derived from the EC Service Bureau in the 2006 Nine Months, compared to 27% of such revenue in the

2005 Nine Months due to additional expenses associated with the operations required to support the large increases in the number of customers being serviced and from additional expenses allocated from the Kodiak operations. Cost of services relating to our EC Service Bureau consists primarily of salaries and employee benefits, amortization, connectivity fees and rent. Cost of services relating to our EC Service Bureau increased $1,778,000 to $2,659,000 in the 2006 Nine Months from $881,000 in the 2005 Nine Months primarily due to an increase in salaries and benefits of $1,692,000 related to the additional personnel required to support the increase in revenues.

Product development and enhancement — EC Service Bureau — Product development and enhancement costs consist primarily of salaries and employee benefits. Product development and enhancement costs incurred by our EC Service Bureau decreased $96,000 to $169,000 in the 2006 Nine Months from $265,000 in the 2005 Nine Months primarily due to a reduction in salaries and benefits of $83,000.

Selling and marketing — EC Service Bureau — Selling and marketing expenses relating to our EC Service Bureau consist primarily of salaries and employee benefits and amortization. Selling and marketing expenses incurred by our EC Service Bureau increased $153,000 to $635,000 in the 2006 Nine Months from $482,000 in the 2005 Nine Months due to an increase in amortization of capitalized customer relationships of $93,000, an increase in the ICC.NET allocation of a portion of the cost of selling and marketing functions to the EC Service Bureau of $108,000, and increased expenses of $81,000 related to Kodiak operations. These increases were partially offset by a decrease in salaries and benefits of $93,000.

General and administrative — EC Service Bureau — General and administrative expenses relating to our EC Service Bureau consist primarily of salaries and employee benefits, office expenses, depreciation, telephone and rent. General and administrative expenses incurred by our EC Service Bureau increased $622,000 to $1,795,000 in the 2006 Nine Months from $1,173,000 in the 2005 Nine Months. Allocation of general and administrative expenses from ICC.NET increased $315,000, and bad debt expense increased $186,000 based on a review of accounts receivable collectibility. Expenses related to Kodiak operations were $395,000. These increases were partially offset by a reduction in salaries and employee benefits of $189,000 and a reduction in consultant expenses of $29,000.

Non-cash charges — EC Service Bureau — Non-cash charges of approximately $21,000 in the 2006 Nine Months consist of stock options issued to employees. No non-cash charge was recorded for the 2005 Nine Months.

Liquidity and Capital Resources

Our principal sources of liquidity, which consist of unrestricted cash and cash equivalents, increased to $8,390,000 as of April 30, 2006 from $3,983,000 as of July 31, 2005. We believe these resources will provide us with sufficient liquidity to continue in operation through April 30, 2007.

On March 16, 2006, our Accounts Receivable Financing Agreement with Silicon Valley Bank (“Bank”) expired. We are currently in negotiations with the Bank for a newly structured financing arrangement. There can be no assurances that we will complete a new facility acceptable to the Company.

During the quarter ending April 30, 2006, 137,331 stock options were exercised resulting in the issuance of an equal number of shares of class A common stock for which we received $298,243.

On March 17, 2006, we issued notice to the holders of 1,620,279 warrants exercisable into the same number of our class A common stock that we were going to redeem the warrants for $.10 per warrant if they were not exercised. These warrants were originally issued in private placements that closed on April 30 and May 1 of 2003. According to the terms of the warrants, the Company could redeem the warrant at a price of $0.10 per warrant if at any time the closing bid price per share of the class A common stock exceed 200% of the warrant exercise price of $1.47 for a period of 30 consecutive trading days ending no more than five days prior to the date fixed for redemption. In response to the redemption notice, all of these warrant holders exercised their warrants resulting in our receiving $2,381,790 in cash during the quarter ending April 30, 2006.

In addition, the holders of 279,676 warrants exercisable into the same number of our class A common Stock at $2.22 per share that were originally issued in a private placement that closed in April of 2004 voluntarily exercised their warrants, resulting in our receiving $620,881 in cash during the quarter ending April 30, 2006.

We have a net operating loss carryforward of approximately $74.8 million to offset future taxable income for federal income tax purposes. The utilization of the loss carryforward to reduce any such future income taxes will depend on our ability to generate sufficient taxable income prior to the expiration of the net operating loss carryforwards. The carryforwards expire from 2007 to 2024. The Internal Revenue Code of 1986, as amended, and the regulations promulgated thereunder contain provisions that limit the use of available net operating loss carryforwards in any given year should significant changes (greater than 50%) in ownership interests occur. Due to a private placement of series A preferred stock in April 1999, the net operating loss carryover of approximately $19.7 million incurred prior to the private placement and subsequent to the initial public offering is subject to an annual limitation of approximately $1.4 million until that portion of the net operating loss is utilized or expires. Due to the 100% ownership change when we acquired Research Triangle Commerce, Inc. (“RTCI”) in November 2000, RTCI’s net operating loss of approximately $6.3 million incurred prior to the ownership change is subject to an annual limitation of approximately $1.1 million until that portion of the net operating loss is utilized or expires. Additionally, the issuance of ICC stock in connection with the RTCI acquisition noted above resulted in an ownership change for ICC in November 2000. The ICC net operating loss carryforward of approximately $49.4 million incurred prior to the ownership change is subject to an annual limitation of approximately $2.8 million until that portion of net operating loss is utilized or expires. Finally, due to a 100% ownership change of Electronic Commerce Systems, Inc. (“ECS”) in June 2004, the acquired net operating loss of approximately $1.1 million incurred prior to the ownership change is subject to an annual limitation of approximately $128,000 until that portion of the net operating loss is utilized or expires.

Consolidated Working Capital

Consolidated working capital increased to $10,518,000 at April 30, 2006 from $4,864,000 at July 31, 2005. This increase was primarily due to an increase in cash of $4,407,000 primarily resulting from the exercise of warrants and stock options, a decrease in accrued expenses of $900,000 primarily due to the cash payments under our 2005 bonus program, and a decrease in other current liabilities of $509,000 primarily due to the payment of rent due on previously acquired office space.

Analysis of Cash Flows

Cash provided by operating activities was $2,123,000 in the nine months ended April 30, 2006 compared to cash used by operating activities of $18,000 in the nine months ended April 30, 2005. The increase in the nine months ended April 30, 2006 of $2,141,000 was primarily the result of net income of $1,645,000 in the nine months ended April 30, 2006 compared to a net loss of $394,000 in the nine months ended April 30, 2005.

Cash used in investing activities increased to $1,362,000 in the nine months ended April 30, 2006 from $162,000 in the nine months ended April 30, 2005. Cash used in investing activities in the nine months ended April  30, 2006 resulted from the purchase of property and equipment of $411,000, additional costs relating to the acquisitions of $951,000. Cash used in investing activities in the nine months ended April 30, 2005 resulted from the purchase of property and equipment of $272,000, additional costs relating to acquisitions of $121,000, offset by cash acquired in acquisitions of $231,351.

Cash provided by financing activities was $3,646,000 in the nine months ended April 30, 2006 compared to cash used in financing activities of $33,000 in the nine months ended April 30, 2005. Cash provided by financing activities in the nine months ended April 30, 2006 was the result of proceeds from the exercise of employee stock options of $647,000, and proceeds from the exercise of warrants of $3,003,000, offset by payments of capital lease obligations of approximately $4,000. Cash used in financing activities in the nine months ended April 30, 2005 was the result of common stock issued for services related to the 2004 private placement of $24,000, capital lease payments of $45,000, offset by the proceeds of $34,775 from the exercise of employee stock options.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We may invest our cash in a variety of financial instruments, including taxable and tax-advantaged floating rate and fixed rate obligations of corporations, municipalities, and local, state and national governmental entities and agencies. We account for our investment instruments in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”). All of the cash equivalents and investments are treated as available-for-sale under SFAS No. 115. Investments that are classified as cash and cash equivalents have original maturities of three months or less. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities that have seen a decline in market value due to changes in interest rates. For the quarter ended April 30, 2006, our cash investments, if any, consisted entirely of overnight cash sweep accounts invested in a fund composed primarily of triple A rated commercial paper and government agency bonds. As of April 30, 2006, the interest rate for this investment was 4.11%.

Item 4. Controls and Procedures

Our management, including our chief executive officer and chief financial officer, has carried out an evaluation of the effectiveness of our disclosure controls and procedures as of April 30, 2006, pursuant to Exchange Act Rules 13(a)-15(e) and 15(d)-15(e). Based upon that evaluation, our chief executive officer and chief financial officer have concluded that as of such date, our disclosure controls and procedures are effective. There was no change in our internal control over financial reporting during the quarter ended April 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

In May 2006, Internet Commerce Corporation, a Georgia corporation with the identical name as the Company (the “Plaintiff”), filed a lawsuit against the Company alleging claims for federal and state service mark infringement, federal unfair competition, dilution of service mark, unfair competition and deceptive trade practices and claims under the Georgia Deceptive Trade Practices Act based upon the Plaintiff’s claim that it has priority of the use of the services marks “Internet Commerce Corporation” and “ICC.”  The Company believes the claims are without merit and intends to vigorously defend the action.

We are party to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these matters cannot be predicted with certainty, we do not believe that the outcome of any of these claims or any of the above mentioned legal matters will have a material adverse effect on our consolidated financial position, results of operations or cash flow.

Item 1A.     Risk Factors

The following Risk Factor disclosure updates the risk factors as disclosed in our 2005 annual report on Form 10-K previously filed with the Securities and Exchange Commission.

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

If we are not successful in selling our products and services, particularly from our EC Service Bureau segment, our results of operations will suffer. While our primary focus in the past has been on growing our ICC.NET VAN service, we have attempted to diversify by acquiring Electronic Commerce Systems in June 2004, the MEC operations of Inovis International, Inc. in March 2005 and Enable Corp. in May 2006. Following the acquisition of Enable, we expect the revenue from the ICC.NET segment will be approximately 55% of total revenue, the revenue from the EC Service Bureau segment will be approximately 25% of total revenue, and the revenue from Enable will be approximately 20% of total revenue. However, the success of our services depends to a large extent on the future of business-to-business electronic commerce and our ability to effectively compete in the marketplace. In particular, our success depends on the number of customers that subscribe to our services, the volume of the data, documents or other information they send or retrieve and the price we are able to charge for these services in light of competitive pressures. In connection with the assimilation of our new customers acquired from the MEC operation and the Enable acquisition, we anticipate to see attrition to these newly acquired customer bases due to the seasonal trends, integration difficulties, and customer defections to alternative EDI solutions. As a result, a portion of our revenues may be adversely affected. While we are learning to manage these new customers, there is no assurance that we will accurately assess the trends of these new customers. Accordingly, the value of these new customers, the volume of our services subscribed by them and the possibility of payment collection may differ materially from our current expectation. Further, since our operating expense levels are based significantly on our expectations of future revenue, our inability to assess the trends may render us vulnerable in the case of a significant shortfall in revenues or orders from these new customers, in which case we may not be able to reduce our operating expenses quickly in response. Therefore, any significant shortfall in revenue or orders could have an immediate adverse effect on our operating results.

We may not be successful in competing against our competitors. We face a significant number of competitors, ranging from very large enterprises or divisions of very large companies to a number of relatively small organizations. These competitors are diverse in terms of their histories, business models, corporate strategies, financial strength, name recognition, company reputation, customer base and breadth of offerings. Many of our large competitors have more history, significantly greater financial resources, larger customer bases and more easily recognized names than we do. As a result, our competitors may be able to respond more quickly to changing technology and changes in customer requirements or be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to potential customers and employees, or be able to devote greater resources to the development, promotion and sale of their services than we can. New competition is emerging in the form of web services networks, collaborative applications, application service providers, e-marketplaces and integration broker suites. We have enhanced our technologies to communicate with these web based technologies. However, there can be no assurance that our product and service offerings will compete effectively and generate any significant revenues. We believe that the high cost of implementation and the ongoing costs of supporting a company’s trading partners may be a barrier to the wider acceptance of our product offerings in the marketplace.

If we are unable to maintain or replace our existing interconnect arrangements, our results of operations would suffer. We rely on many of our competitors to interconnect with our service to promote an “open community” so all businesses can take advantage of the efficiencies of EDI, no matter what network they choose as their provider. In September 2001 and April 2002, two of our competitors, GXS and Sterling Commerce, terminated existing interconnect agreements with us, and we made alternative arrangements to serve our customers. However, GXS has subsequently purchased the company that was providing our alternative arrangement. Although we had a contract for interconnect services at a fixed price with the combined GXS through April 2006, after which the contract renews on a monthly basis, there can be no assurances that the contract will continue with acceptable pricing. If the pricing materially changes, we will have to find an acceptable alternative.

We must continue to develop new products and services. If we do not keep pace with rapid technological changes, customer demands and intense competition, we will not be successful. Our market is characterized by rapidly changing technology, customer demands and intense competition. The satisfactory performance, reliability and availability of our network infrastructure, customer support and document delivery systems and our web site are critical to our reputation and our ability to attract customers and maintain adequate customer service levels. If we cannot keep pace with these changes and maintain the performance and reliability of our network and customer service levels, our business will suffer. The Internet’s recent growth and the intense competition in our industry require us to continually develop strategic business and Internet solutions that enhance and improve the customer service features, functions and responsiveness of all of our existing or proposed services and that we keep pace with competitive changes in information technology and customer requirements. However, there can be no assurance that we will be able to keep pace with these changes, and if we are not successful in developing and marketing enhancements to all of our services or customer demands, our business will suffer.

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

We may suffer systems failures and business interruptions that would harm our business. Our success depends in part on the efficient and uninterrupted operation of our VAN service and Enable’s web hosting sites. Almost all of our network operating systems are located in third party co-location facilities. Although these facilities are designed to prevent operational interrupts, our systems are vulnerable to events such as damage from fire, power loss, telecommunications failures, break-ins and earthquakes. This could lead to interruptions or delays in our service, loss of data or the inability to accept, transmit and confirm customer documents and data. Although we have implemented network security measures, our servers may be vulnerable to computer viruses, electronic break-ins, attempts by third parties to deliberately exceed the capacity of our systems and similar disruptions.

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

If we lose our net operating loss carryforward, our financial results will suffer. As of April 30, 2006, our net operating loss carryforward was approximately $74.8 million. Section 382 of the Internal Revenue Code contains rules designed to discourage persons from buying and selling the net operating losses of companies. These rules generally operate by focusing on ownership changes among stockholders owning directly or indirectly 5% or more of the common stock of a company or any change in ownership arising from a new issuance of stock by a company. In general, the rules limit the ability of a company to utilize net operating losses after a change of ownership of more than 50% of its common stock over a three-year period. Purchases of our class A common stock in amounts greater than specified levels could inadvertently create a limitation on our ability to utilize our net operating losses for tax purposes in the future. We are currently subject to a limitation on the utilization of a portion of our net operating loss carryforward.

If we cannot successfully expand our business outside of the United States, our revenues and operating results may be adversely affected. Our current and future customers are conducting their businesses internationally. As a result, one component of our business strategy is to expand our international marketing and sales efforts, and if we do not successfully expand our business in this way, we may lose current and future customers.

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

Intellectual property infringement claims against us could harm our business. Our business activities and our service offerings may infringe upon the proprietary rights of others and other parties may assert infringement claims against us. Any such claims and any resulting litigation could subject us to significant liability for damages and could invalidate our proprietary rights. We could be required to enter into royalty and licensing agreements, which may be costly or otherwise burdensome or which may not be available on terms acceptable to us.

We must comply in the future with new and costly reporting requirements. Under current and proposed SEC regulations, we are considered a non-accelerated filer and will have to be compliant with Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX”) on or about July 31, 2008. The costs of implementing the requirements of the SOX for companies of our size have ranged from approximately $500,000 to over $1 million. Although we began our SOX compliance efforts in fiscal year ending July 31, 2005, there can be no assurance that we can be in full compliance when required for reasonable costs.

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

Risks Relating to our class A common stock

The market price of our common stock is likely to be highly volatile. During fiscal 2006, the market price of our class A common stock has been very volatile, ranging from a low of $1.82 to a high of $4.66, and is likely to fluctuate substantially in the future. If our class A common stock falls under $1.00 per share and fails to maintain a minimum bid price of $1.00 for 30 consecutive trading days, it may no longer be eligible for trading in the Nasdaq Capital Market, which would adversely affect the ability of investors to sell their shares of our class A common stock.

Shares eligible for future sale by our existing stockholders may adversely affect our stock price. Since January 1, 2003, we have registered the resale under the Securities Act of 1933 of an aggregate of 9,987,817 shares of our class A common stock. Those shares include 3,016,917 shares of class A common stock issuable upon the exercise of warrants to purchase shares of class A common stock, of which 1,971,658 shares have been issued upon warrant exercises in fiscal 2006, and 192,307 shares of class A common stock issuable upon conversion of our series D preferred stock. The market price of our class A common stock could be materially and adversely affected by sales of even a small percentage of these shares or the perception that these sales could occur. As a result, it may be difficult to sell our class A common stock

There is not a significant demand for our class A common stock, which may make it difficult to sell. The market for our class A common stock on the Nasdaq Capital Market may be illiquid, which would restrict the ability to sell shares of class A common stock and could result in increased volatility in the trading prices for our class A common stock. The price at which our class A common stock will trade in the future cannot be predicted and will be determined by the market. The price may be influenced by many factors, including investors’ perceptions of our business, our financial condition, operating results and prospects, the use of the Internet for business purposes and general economic and market conditions.

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

We might not be able to retire the series C preferred stock, the existence of which would pose an impediment to our future fund raising efforts. We believe the 4% annual dividend and the $10,000,000 liquidating preference of our series C preferred stock inhibit our ability to raise capital. In 2005, we began discussions with Cable & Wireless, PLC (“C&W”), the purported owner of the series C preferred stock, about retiring the series C preferred stock. As these discussions progressed, we realized that there was substantial evidence that the series C preferred stock was held by Cable & Wireless USA (“C&W USA”), a formerly wholly owned subsidiary of C&W that filed Chapter 11 bankruptcy in the United States on December 8, 2003. On January 6, 2006 we filed a complaint for declaratory judgment in the United States Bankruptcy Court naming Omega Liquidating Trust (“Omega”) and C&W as defendants. We seek to have Omega, as the liquidating trust for the bankrupt C&W USA, declared the rightful owner of our series C preferred stock and of any of our class A common stock that have been issued but not distributed as dividends of the series C preferred stock. There can be no assurance that the ownership issue will be resolved within a reasonable timeframe. Even if the ownership is ever established, we cannot be assured that we will be able to reach acceptable terms with the owner of the series C preferred stock to retire the stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 19 and May 3, 2006, we issued a total of 65,857 shares of class A common stock in consideration for an aggregate price of $146,203, or $2.22 per share, in private placement transactions. These shares were issued upon the exercise of outstanding warrants issued in 2004 in connection with a private placement of the class A common stock.

The Company intends to use the proceeds for general corporate purposes. The Company relied on the exemptions from registration requirements provided by Section 4(2) and Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended, for the issuance and sale of the shares of class A common stock upon the exercise of the warrants.

Item 3. Defaults Upon Senior Securities

On October 14, 2004, our Board of Directors declared a dividend on our series C preferred stock for 2004 payable on January 1, 2005 in shares of class A common stock in the amount of $400,000, which, per the terms of the series C preferred stock, amounted to 236,267 shares. We later realized that there was substantial evidence that the series C preferred stock was held by Cable & Wireless USA, a formerly wholly owned subsidiary of C&W that filed Chapter 11 bankruptcy in the United States on December 8, 2003. As of January 1, 2006 an additional dividend to be paid in shares of class A common stock in the amount of $400,000, which, per the terms of the series C preferred stock, amounted to 141,844 shares came due. On January 6, 2006 we filed a complaint for declaratory judgment in the United States Bankruptcy Court (“the Court”) seeking to have Omega, as the liquidating trust for the bankrupt Cable & Wireless USA, declared the rightful owner of our series C preferred stock and of any of our class A common stock that have been issued but not distributed as dividends of the series C preferred stock. We have recorded the issuance of the shares as payment for the dividend but will not issue the certificate representing these additional shares of class A common stock until the ownership of these shares is conclusively settled in the Court.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

       None.

Item 6. Exhibits

3.1                                 Amendments to the Amended and Restated By-laws, as approved and adopted in the Annual Meeting of Stockholders held on January 4, 2006.

31.1                           Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

Date:  June 12, 2006

INTERNET COMMERCE CORPORATION

By:	/s/ Thomas J. Stallings
Thomas J. Stallings Chief Executive Officer

By:	/s/ Glen E. Shipley
Glen E. Shipley Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Document

Exhibit 3.1	Amendments to the Amended and Restated By-laws, as approved and adopted in the Annual Meeting of Stockholders held on January 4, 2006.

Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*In accordance with Release No. 34-47986, this Exhibit is hereby furnished to the SEC as an accompanying document and is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933.