Form 10-K
period 2006-07-31
INTERNET COMMERCE CORP
filed 2006-10-30
CIK 894738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒                               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2006

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

Indicate by check mark whether the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark whether the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

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

Large accelerated filer ☐                         Accelerated filer ☐                         Non-accelerated ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐   No ☒

As of October 26, 2006 the issuer had outstanding 22,718,277 shares of class A common stock. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of January 31, 2006 was approximately $50,782,948 based on the closing price for the class A common stock of $2.91 on the Nasdaq Capital Market on that date.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement in connection with its 2006 Annual Meeting of Stockholders, to be held on or about January 4, 2007, are incorporated by reference in Part III of this Form 10-K to the extent stated herein.

INTERNET COMMERCE CORPORATION

ANNUAL REPORT ON FORM 10-K

PART I

Forward-Looking Statements

This annual report on Form 10-K contains a number of “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Specifically, all statements other than statements of historical facts included in this annual report regarding our financial position, business strategy and plans and objectives of management for future operations are forward-looking statements. These forward-looking statements are based on the beliefs of management, as well as assumptions made by and information currently available to management. When used in this annual report, the words “anticipate,” “believe,” “estimate,” “expect,” “may,” “will,” “hope,” “continue” and “intend,” and words or phrases of similar import, as they relate to our financial position, business strategy and plans, or objectives of management, are intended to identify forward-looking statements. These statements reflect our current view with respect to future events and are subject to risks, uncertainties and assumptions related to various factors including, without limitation, those described starting on page 11 of this annual report under the heading “Risk Factors” and in our registration statements and periodic reports filed with the Securities and Exchange Commission under the Securities Act and the Exchange Act.

Although we believe that our expectations are reasonable, we cannot assure you that our expectations will prove to be correct. Should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described in this annual report as anticipated, believed, estimated, expected, hoped or intended.

References in this annual report to “the Company,” “ICC,” “we,” “us,” and “our” refer to Internet Commerce Corporation and our wholly-owned subsidiaries on a consolidated basis, unless otherwise stated.

Item 1.                        Business

Overview

Internet Commerce Corporation creates, deploys and manages the secure and reliable electronic exchange of essential business documents. With our value added network (“VAN”), desktop software and hosted applications, managed services and consulting and professional services, we are a trusted provider of e-commerce solutions to connect businesses, regardless of their size and level of technical sophistication, with their trading communities. Thousands of customers, ranging from sole proprietorships to large corporations, in a variety of industries rely on the value delivered from ICC’s comprehensive line of solutions, in-depth expertise, and unmatched customer service to help meet the unique requirements for trading partner compliance, coordination and collaboration.

We pioneered the use of the Internet for electronic data interchange (“EDI”) business-to-business (B2B) solutions and continue to lead as new technologies and requirements emerge for more efficient business communication. Our operations include two business segments defined as follows:

•       ICC.NET™ segment, which is comprised of our VAN operations and professional services. It now also includes the browser-based applications which were acquired with our recent purchase of Enable Corp. (“Enable”); and

•       Electronic Commerce Service Bureau (“EC Service Bureau”) segment, which is comprised of the EC Service Center, EC Outsourcing, desktop software and hosted applications.

These segments complement one another, giving us the ability to provide solutions to many different enterprises, which operate in a variety of industries.

Our principal executive offices are located at 6025 The Corners Parkway, Suite 100, Norcross, Georgia 30092, and our telephone number at that location is (678) 533-8000.

Recent Acquisitions

Kodiak Group, Inc.   On November 1, 2005, we acquired the Kodiak Group, Inc. (“Kodiak”), a privately held company delivering EDI outsourcing and global data synchronization services to customers in a variety of industries. Under the terms of the share purchase agreement, we paid $1 million in cash on close; and agreed to pay an additional $1 million in cash should the Kodiak operations generate revenue of no less than $3 million by October 31, 2006, and up to an additional $0.5 million on a pro-rated basis should the Kodiak operations generate between $3.25 and $4 million in revenue by October 31, 2006. We do not believe the revenue from the Kodiak operations will reach any of the additional earnout targets by October 31, 2006. We received trade receivables, fixed assets, developed technologies and customer relationships in the acquisition. The operating results of Kodiak have been allocated to both of our reporting segments with professional services being allocated to the ICC.NET segment and managed service operations being allocated to the EC Service Bureau.

Enable Corp.   On May 9, 2006, we acquired all of the outstanding shares of Enable, a privately held corporation that provides trading community portals, web-based EDI trading tools and EDI professional services to approximately 1,200 customers. Under the terms of the share purchase agreement, we paid $4.203 million in cash and issued 686,324 shares of our class A common stock valued at approximately $2.6 million. We received $1 million in cash, trade receivables, fixed assets, developed technologies, a customer list and other long-term intangible assets in the acquisition. We made the acquisition to strengthen our web-based trading technology offerings and to expand our customer base. The operating results from the Enable acquisition are in the ICC.NET segment.

Industry Background

B2B transaction management solutions range from mail and fax based approaches to Internet-based point-to-point communication systems. EDI customers typically use a number of these B2B transaction management solutions. The solution that is appropriate in each case depends on the size, nature and needs of the individual customer. Non-electronic means, such as mail and courier services, are appropriate for some document exchanges, whereas electronic solutions including fax, e-mail exchange, point-to-point, EDI and web-based marketplaces, may be more suited to different operating environments.

B2B supply chain communications continue to evolve towards electronic means and away from paper-based formats. Traditionally, buyers, such as retailers or manufacturers, have driven the adoption of electronic means of exchanging business information and documentation. Often referred to as “hubs,” these buyers have promoted an evolution towards electronic means of exchanging business information within their industries by requesting that their suppliers or “spokes,” ranging from the very large to single product suppliers, have the capability to exchange information electronically. At times, compliance with such electronic exchange requests is a mandate for doing business with the buyer.

In the early 1980s, private networks using a dedicated leased line or dial up connection in combination with interface software and a modem emerged as a means of connecting companies electronically with a limited number of strategic suppliers and customers. To set up such a private network point-to-point solution, companies needed to negotiate and agree upon communication protocols and data standards on an individual basis with trading partners. Communications protocols enable computers to identify and communicate with each other and send and receive data at the same rate. Data standards enable computers to process data received into documents without human intervention. These standards fix the order in which data appear in a given document.

The use by companies of different proprietary data standards meant that different trading communities were unable to communicate with each other. It also forced individual suppliers to implement a variety of solutions to communicate with their customers. A number of industries therefore began to develop common EDI standards that enabled companies within particular sectors to communicate with each other. These led to the development of X.12 and other data standards still in use today. Today, these standards co-exist with XML standards, such as RosettaNet, ebXML and CIDX.

The use of industry specific or proprietary data formats as well as different communication protocols also lead numerous companies to develop and offer VAN services in the 1980s. These third-party services allow customers to receive and send electronic documents between trading partners, even if they used different EDI standards and communication protocols. Essentially, VANs provide electronic mailboxes to send and receive electronic documents. Data is submitted by the sender to a VAN, where it is processed and held with other transactions before being retrieved by its intended recipient.

During the late 1990s, millions of dollars were funneled into e-commerce, leading to the development of new technologies and standards for moving B2B data electronically. During this time, we became the first company to exclusively use the Internet rather than private networks as the communications infrastructure. The proven security and reliability of the Internet, facilitated by the development of virtual private networks (“VPNs”) and encrypted communications over the Internet viewable only by the parties to the communication, underscored the advanced functionality of Internet EDI services.

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

Many companies continue to rely heavily on paper-based manual processes to exchange information and documentation. For most companies, mail, courier, telephone and fax remain the primary methods of exchanging information with business partners. Even when hubs have adopted electronic B2B transaction management solutions, they still rely to a significant extent on these traditional means of communication, both to communicate with smaller trading partners who do not have electronic B2B transaction management systems and for other types of communications. We believe the continued pressure to adopt EDI B2B communications represents a growth opportunity for our services, and in particular our EC Service Bureau as hubs become more adamant in their demands that their vendors use some form of EDI.

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

The Company then pioneered the use of the Internet for business-to-business e-commerce solutions. We exploited the Internet’s capabilities to enable trading partners to exchange information just as the Internet was entering mainstream commerce. Initially, we offered a VAN solution with greater user benefits at a lower price than the competition. We believe that our entrance into the traditional VAN marketplace changed the dynamics of the industry by setting off stiff price competition and significantly lowering the price that had previously been charged to VAN customers.

Our VAN service, ICC.NET, was the mechanism used to launch and grow our revenues. Through July 2000, we were entirely focused on the ICC.NET services that allowed for the secure exchange of business-to-business electronic forms, documents and data files. Recognizing that the market required a more complete range of services, we made acquisitions of several service bureaus, which became the backbone of our EC Service Bureau operations. In order to expand our abilities to deliver a wide range of EDI services to businesses, we made the additional acquisitions of Kodiak and Enable in fiscal 2006. In addition to an expanded customer base, these acquisitions now allow us to offer a wider range of professional services including data synchronization and flexible hosted applications.

Business Strategy

Our goal is to grow profitably by providing our customers a range of products and services with high returns on investment and the functionality and scalability to enable trading partners of different sizes, diverse company infrastructures and various levels of technical sophistication to electronically transport, route and deliver information seamlessly and securely, regardless of communication protocol or data format.

In order to reach this goal, we specifically intend to:

•       acquire or invest in complementary businesses that provide us with additional service offerings or technologies and/or expand our customer base and distribution channels;

•       develop innovative offerings that are specifically aimed at bringing EDI capabilities to small and medium sized businesses at affordable price points;

•       expand strategic alliances and indirect sales channels by establishing and expanding strategic alliances and partnerships in order to generate organic business growth both inside and outside of the United States;

•       enhance service delivery through continued development of our existing service platforms, increased training for customer support representatives, addition of customer self-service capabilities and focus on operating efficiencies; and

•       improve sales efforts through additional investments in sales resources, sales training and marketing campaigns and initiatives.

Products and Services

Our products and services enable trading relationships, add value to ever-evolving supply chain structures and offer migration paths for business model evolutions.

ICC.NET Segment

The ICC.NET segment includes ICC.NET network services, hosted applications and professional services and accounted for approximately 65%, 67%, and 88% of our revenue for the years ending July 31, 2006, 2005, and 2004, respectively.

ICC.NET Network Services.   ICC.NET is a VAN solution that meets multiple EDI requirements in a secure, reliable and flexible environment regardless of file size, communication protocol or data format. In addition to setup fees, our charge for this service is based upon the amount of information that the customer transmits through the network to their trading partners. These charges are primarily made on a set price per “kilo-character” (every thousand bytes of information through the network).

Our ICC.NET VAN services include:

•       Detailed audit trails:   We maintain detailed audit trails of all set-up, configuration and document transmission events. Thus, our technical support team can quickly answer questions and address issues.

•       Protected data center:   Our redundant servers are housed in facilities where servers are secured by guards and backup power supply 24 hours a day, seven days a week, 365 days a year.

•       Array of real-time reports:   We provide a wide selection of on-line, real-time reports that may be accessed on-line or batched and delivered to our customers through a browser, email or EDI system.

•       Extended archival storage:   We archive the information sent and received on-line for a period of 30 days, so our customers have a safety net should they need to resend or review a document or data. Archiving beyond the standard 30-day period is available for an additional charge.

•       Extensive connectivity options:   We provide a variety of standard and customized communications options and connect to more than 50 private networks, public interconnects, exchanges, service bureaus and value added networks to ensure effective communications that meets unique requirements within a trading community.

•       24x7x365 world-class support:   We provide U.S.-based support representatives, 24 hours a day, seven days a week, 365 days a year to set up accounts, initiate proactive communications, solve problems or answer questions.

•       Reliable and secure transmission:   We offer a variety of industry-standard encryption solutions to provide secure transmissions over high-speed connections to the Internet that are authenticated and provide for non-repudiation to secure supply chain communications.

•       Real-time data delivery and alert system:   We deliver information in real-time, on a scheduled or ad hoc basis for customers and their trading partners, reducing batch delivery problems such as data corruption and time delays in delivery. We also provide proactive alerts for document processing events, transmission issues or delivery receipts, enabling the customer to respond to trading partners and address critical events immediately.

•       Browser-based document flow management tool:   We enable customers to view and time stamp documents and transaction events through the use of the Internet, offering them control over data, including the flexibility to acknowledge, view, send, receive, hold, release, sort or search documents and other data files.

For additional fees, our ICC.NET VAN service can be extended with service capabilities that augment the basic services and meet requirements that are unique to businesses or trading communities. Those services are priced in various ways, depending upon the service selected, and include:

•       ICC.AS2:   We manage all aspects of an AS2 implementation, from connectivity to trading partner enablement and program management.

•       ICC.DATASYNC:   We transform and transmit global data synchronization attributes to and from the 1SYNCTM Data Pool.

•       ICC.EMAIL:   We provide real-time and cost-effective EDI-to-E-Mail capabilities for documents to any e-mail server worldwide.

•       ICC.FAX:   We provide real-time and cost-effective EDI-to-fax capabilities for any document to any fax machine worldwide.

•       ICC.TRANSLATE:   We provide in-line translation capabilities for any data format, including X.12, flat file, XML and many others.

Hosted Applications.   We have added two approaches for document exchange via a browser-based, hosted application to the ICC.NET segment following the Enable acquisition. Pricing includes a monthly hosting fee, application management or transaction fees (dependent upon approach used) and administration fees. Those approaches include the following:

•       Private label exchange:   The application is customized to maintain integrity of our customer’s brand and conform to their business requirements. In addition to customizing and maintaining the application, we provide enablement services to launch and manage the rapid on-boarding of the trading partner community.

•       TradeGateway:   TradeGateway facilitates the exchange of business documents within trading communities. Unlike the Private Label Exchange which is customer specific, TradeGateway enables subscribers to comply with the business requirements for a multitude of enterprises by simply logging into one application.

Professional Services.   Within the ICC.NET segment, we also offer a number of EDI related professional services. We price our professional services through various methods including hourly fees and fixed pricing fees. The professional services include the following:

•       Customized software services:   We provide software services to customize a private label exchange, to maintain our customer’s brand integrity and business requirements.

•       Data mapping services:   Our technical experts provide EDI data mapping in a wide-variety of tools to enable the translation between different data formats.

•       Global data synchronization (“GDS”) consulting:   As a 1SYNC certified service provider, we leverage our expertise to conduct an independent, fact-based business assessment and analysis of the current state to identify gaps in technology, resources and skills required to enable a successful GDS program.

Electronic Commerce Service Bureau Segment

Our EC Service Bureau segment includes the EC Service Center, EC Outsourcing, desktop software and hosted applications and accounts for approximately 35%, 33%, and 12% of our revenue for the years ending July 31, 2006, 2005, and 2004, respectively.

EC Service Center.   The EC Service Center is staffed with EDI professionals serving as an extension to organizations by performing activities that enable compliance to trading partner mandates. Those activities include the following:

•       EDI-to-Fax/E-Mail:   We receive electronic formatted information, convert it into a fax-readable file and route that information to our customers’ fax machines or email accounts.

•       Fax/E-Mail-to-EDI:   We receive customer information via a fax or email. That information is then entered into an EDI form and transmitted to the trading partner in a format that is consistent with trading partner specifications.

•       Label/Tag/Sticker Services:   We generate and print UCC-128 case labels. Those printed labels are sent to our customers so they can be applied to the cartons that will be shipped to a retailer. We also create and print price stickers and hang tags for our customers.

•       Universal Product Code (“UPC”) Catalog Services:   We add, update and delete product information in on-line UPC catalogs. Once we have received the electronic or hard-copy product information, we generate the necessary EDI transaction and send it to the catalog service provider. Through this process, our customer’s product information is up-to-date in the UPC catalog.

EC Service Center customers are billed a monthly fee in addition to a charge for services rendered during the month. The services charges are primarily a per document, label, sticker, hang tag or UPC charge.

E-Commerce Outsourcing.   Our outsourcing services include:

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

Desktop Software.   Our software is designed to enable the management and exchange of information between trading partners and address a full-range of requirements for effective EDI operations. The application operates on Microsoft Windows computing platforms, features “plug and play” installation and configures easily to support the customer’s needs. Software licenses are billed at a one-time fixed price. Software maintenance is available for an annual fee that is usually a percentage of the original sales price for the software. The configurable components within Performance EDI include the following:

•       Data translation:   We provide a large collection of pre-configured transactions maps and connectivity to public and private networks. The data translation component enables rapid implementation of new trading partners and facilitates compliance to the trading partner’s business requirements.

•       Order processing:   We provide the automation required to handle, process, transmit and receive purchase orders, ship notices and invoices, in accordance with preferred formats and specialized instructions.

•       Retail product management:   We provide UPC information management capabilities.

Hosted Applications.   By accessing a browser-based application, our customers have the technology required to communicate through EDI with their trading partners. Our hosted applications are available for set-up and monthly service fees primarily based upon trading partners and documents for Order Management System and trade items at various packaging levels for Rapid Data Synchronization.

•       Order Management Services (“OMS”):   We provide our customers with immediate access to ready-made EDI-to-forms and forms-to-EDI that comply with the retailers’ preferred formats and standards. We automate the receipt of electronic transactions, giving the warehouse visibility to orders that require packing and shipping, and we complete the order process by preparing and sending invoices and shipping notices. Customers can also print their UCC-128 case labels.

•       Rapid Data Synchronization (“RDS”):   We provide full-service data capture, validation, translation and message transport—all elements required to manage and publish data through the 1SYNC Data Pool.

Company Organizations

Our ICC.NET and EC Service Bureau segments are supported by the following company wide organizations, which play key roles in our delivery of value to customers in both our business segments.

Product Development

Our product development efforts are focused on adding enhanced and new functionality to existing products, integrating the various product offerings into our services delivery, supporting new and advanced technologies, developing new services and internal operating platforms. Our success will depend in part upon our ability to adopt technology and industry trends, respond to customer requirements and market opportunities and incorporate emerging standards into our existing and new services. To that end, our development efforts center on requirements and features that have been identified through market research, customer interactions, standards announcements and competitive analysis. As a result, we intend to continue to offer products and services with increasing functionality and scalability to meet the needs of customers regardless of size and technical sophistication. Most of our development projects are performed internally. However, some projects require specialized skills that are acquired through an outsourced arrangement with various contractors.

Our research and development expenses for the years ended July 31, 2006, 2005 and 2004 were approximately $633,000, $825,000 and $953,000, respectively.

Customer and Technical Support

Our customer and technical support efforts consist of teams of professionals who work together to provide dependable and timely resolution to customer support and technical inquiries. For complex problems, our Customer and Technical Support Center teams have immediate access to the experts on our development staff, consulting organization and IT operations, as required. Our goal is to ensure customer satisfaction each time a customer calls us to set up an account, solve a problem, answer a question or provide a product upgrade.

Sales and Marketing

Our sales force has traditionally consisted of regional sales managers, inside sales representatives, technical sales representatives and sales support. While maintaining some of this structure, we recently revamped our sales efforts with an emphasis on the telephone sales approach through our inside sales resources. The inside sales team has been expanded to six members and, depending on the results of their efforts, may be expanded again. We continue to maintain two regional sales managers who are responsible for consultative and strategic selling to large customers. We maintain two technical and support sales representatives who work with the regional sales managers and inside sales representatives to complete sales by performing the pre-sales and sales support activities associated with generating new business, ensuring customer satisfaction and strengthening customer relationships. In addition, we have dedicated a part of our sales resources to focus on professional and consulting services.

Through arrangements with agents, resellers and other solution providers, we intend to sell to companies around the world and expand our reach into markets that we do not service directly. We have dedicated a part of our sales resources to expand these indirect channels. We believe that our service offerings enable a wide variety of companies to recommend, market and sell our services.

Our marketing efforts consist of a variety of programs to support our sales efforts, including:

•       customer marketing arrangements;

•       direct mail;

•       e-Marketing;

•       channel marketing;

•       publicity;

•       sales literature, presentations and tools;

•       seminars;

•       speaking engagements;

•       trade shows; and

•       web site marketing.

Customers

To date, our customers have been retailers, manufacturers, distributors and transportation providers in a variety of industries, including apparel, consumer packaged goods, financial, grocery, media, pharmaceutical, publishing, retail, third-party logistics and transportation. As of July 31, 2006 and 2005, we provided services to approximately 4,000 and 3,500 customers, respectively. The following table sets forth a representative list of our customers as of July 31, 2006:

Activision	LG Electronics MobileComm USA, Inc.
American Power Conversion	McGraw Hill Companies, Inc.
Birds Eye Foods	New Balance Athletic Shoe, Inc.
Brother International	Party City Corporation
CIT Group	Pepsi Cola Bottling Company
Colgate Palmolive	Port Newark Container Terminal
Comcast	Random House
D & H Distributing	Rite Aid
DirecTV	Revlon Consumer Products Corp
Disney Worldwide Services	Sharp Electronics Corporation
Furnishnet, Inc.	Sherwin Williams
GlaxoSmithKline	Staples
Hallmark Cards	TiVo, Inc.
Hewlett Packard	Verizon Wireless
Jones Apparel Group	ViewSonic Corporation
Kate Spade, LLC.	YellowRoadway Corp.
KB Toys	Zappos.com, Inc.

For the fiscal years ended July 31, 2006, 2005 and 2004, no single customer accounted for more than 10% of our consolidated revenue. Our revenues are primarily generated from customers in the United States. Approximately 1% of our revenue comes from foreign sources, primarily the United Kingdom, Canada and China.

Competition

The EDI industry is described by the following characteristics:

•       commodity VAN pricing has lead to lower revenues and profits for all participants;

•       industry consolidation has created several large key participants;

•       growth and profitability require taking market share away from competitors; and

•       profitability erosion is forcing smaller companies to seek consolidation partners.

The principal competitive factors affecting EDI markets are:

•       service quality and provision of uninterrupted communications;

•       reliability, security and availability of services;

•       price of services;

•       meeting preferences and requirements of trading partners;

•       functionality and features of offerings;

•       vendor and offering reputations; and

•       technical and industry expertise.

We believe that we compete favorably, as our VAN operations have demonstrated multiple years of high service quality and uninterrupted uptime as well as reliability with secure data transmissions. The use of the Internet for ICC.NET creates significantly lower operating costs and keeps our VAN offerings price competitive. We also offer a full range of competitive functionality and features in our basic VAN pricing. We have also expanded the service offerings for the ICC.NET segment with additional professional services and Web-based solutions allowing us to offer multiple EDI solutions to our customers.

The same factors can be applied to our EC Service Center offering with special emphasis on service quality and pricing. Because we operate one of the largest EDI service centers in North America, we are making continuing investments in our internal service center platforms to enhance our service capabilities.

We face a significant number of competitors, ranging from very large enterprises or divisions of very large companies to a number of relatively small organizations, including:

•       corporate information technology departments of current customers or prospects that are capable of internal solution development and support;

•       large e-Commerce business-to-business vendors with a broad array of VAN, software and service offerings, including GXS, Sterling Commerce and Inovis; and

•       multiple smaller companies with a core competence in a particular industry, mom and pop service centers or privately owned VANs.

These competitors are diverse in terms of their histories, business models, corporate strategies, financial strength, name recognition, company reputation, customer base and breadth of offerings. Our large competitors generally have more history, significantly greater financial resources, larger customer bases and more easily recognized names than we do.

We rely on many of our competitors to interconnect with our service. These interconnection arrangements allow trading partners using different VANs to connect with one another for trading purposes. We currently have interconnect agreements with all major VANs.

Patents and Trademarks

On June 12, 2006, we sold four outstanding patents and related patent applications of same relating to information security technology to Harmony Logic Systems LLC (“Purchaser”). These patents were not being used in our services offerings and were considered immaterial to our business operations. The Purchaser paid the Company $825,000 in cash in consideration for the assignment of these patents and granted us a royalty-free, irrevocable worldwide license for the patents. In addition, we may receive a royalty of 10% of the net consideration from the licensing of the patents, if any.

We hold various trademarks and are reviewing the value of these marks as well as considering applying for new marks that may be more descriptive of our current business and service offerings.

We believe that the protection of our rights in our services will depend primarily on our proprietary software and messaging techniques that constitute “trade secrets.” We have made no determination as to the patentability of these trade secrets and will continue to evaluate, on a case-by case basis, whether applying for patents in the future is in our best interest. There can be no assurance that our technology will remain a secret or that others will not develop similar technology and use such technology to compete with us.

There can be no assurance that our trade secrets will afford us adequate protection or not be challenged, invalidated, or circumvented, or that patent applications relating to our products or technologies that we may file or license in the future, including any patent as to which a notice of allowance was issued, will result in patents being issued, or that any rights granted thereunder will provide competitive advantages to us. Although we believe that our technology does not infringe upon the proprietary rights of others, it is possible that others may have or be granted patents claiming products or processes that are necessary for or useful to the development of our services and that legal action could be brought against us claiming infringement.

Employees

As of July 31, 2006, we had 134 employees. Of these employees, 32 were engaged in executive and administrative functions, 14 were engaged in sales and marketing activities, 19 were involved in product development, 17 provided technical support, and 52 delivered our products and services. All of our employees are located in the United States, and none of our employees are covered by a collective bargaining agreement. We consider our relations with our employees to be good.

Item 1A.                Risk Factors

You should consider the following factors in evaluating our business or an investment in our class A common stock. If any of the following or other risks actually occurs, our business, financial condition and results of operations could be adversely affected. In such case, the trading price of our class A common stock could decline.

Risks Relating to Our Company

We may not remain profitable in the future.   We have incurred significant losses since the Company was founded in 1991, and, as of July 31, 2006, we had an accumulated deficit of approximately $82.7 million. We realized profitability for the first time in the fiscal year ending July 31, 2005 and have remained so since. However, there can be no assurances that we may not incur losses again in the future.

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

If we are not successful in selling our products and services, our results of operations will suffer.   While our primary focus in the past has been on growing our ICC.NET VAN service, we have attempted to diversify by acquiring Electronic Commerce Systems in June 2004, the MEC operations of Inovis International, Inc. in March 2005 and Enable Corp. in May 2006. However, the success of our services depends to a large extent on the future of business-to-business electronic commerce and our ability to effectively compete in the marketplace. In particular, our success depends on the number of customers that subscribe to our services, the volume of the data, documents or other information they send or retrieve and the price we are able to charge for these services in light of competitive pressures. In connection with the assimilation of our new customers acquired from the MEC operation and the Enable acquisition, we anticipate to see attrition to these newly acquired customer bases due to the seasonal trends, integration difficulties, and customer defections to alternative EDI solutions. As a result, a portion of our revenues may be adversely affected. While we are learning to manage these new customers, there is no assurance that we will accurately assess the trends of these new customers. Accordingly, the value of these new customers, the volume of our services subscribed by them and the possibility of payment collection may differ materially from our current expectation. Further, since our operating expense levels are based significantly on our expectations of future revenue, our inability to assess the trends may render us vulnerable in the case of a significant shortfall in revenues or orders from these new customers, in which case we may not be able to reduce our operating expenses quickly in response. Therefore, any significant shortfall in revenue or orders could have an immediate adverse effect on our operating results.

We may not be successful in competing against our competitors.   We face a significant number of competitors, ranging from very large enterprises or divisions of very large companies to a number of relatively small organizations. These competitors are diverse in terms of their histories, business models, corporate strategies, financial strength, name recognition, company reputation, customer base and breadth of offerings. Many of our large competitors have more history, significantly greater financial resources, larger customer bases and more easily recognized names than we do. As a result, our competitors may be able to respond more quickly to changing technology and changes in customer requirements or be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to potential customers and employees, or be able to devote greater resources to the development, promotion and sale of their services than we can. New competition is emerging in the form of web services networks, collaborative applications, application service providers, e-marketplaces and integration broker suites. We have enhanced our technologies to communicate with these web-based technologies. However, there can be no assurance that our product and service offerings will compete effectively and generate any significant revenues. We believe that the high cost of implementation and the ongoing costs of supporting a company’s trading partners may be a barrier to the wider acceptance of our new product offerings in the marketplace. As a result, we may not be successful in competing against our competitors.

If we are unable to maintain or replace our existing interconnect arrangements, our results of operations would suffer.   We rely on many of our competitors to interconnect with our service to promote an “open community” so all businesses can take advantage of the efficiencies of EDI, no matter what network they choose as their provider. Although we have interconnect agreements with the major VAN providers, there can be no assurances that these agreements will not be terminated or will continue with acceptable terms. If terminated, we would have to find an acceptable alternative. If available, such an alternative could add significant operating costs to our business.

We must continue to develop new products and services.   If we do not keep pace with rapid technological changes, customer demands and intense competition, we will not be successful. Our market is characterized by rapidly changing technology, customer demands and intense competition. The satisfactory performance, reliability and availability of our network infrastructure, customer support and document delivery systems and our web site are critical to our reputation and our ability to attract customers and maintain adequate customer service levels. If we cannot keep pace with these changes and maintain the performance and reliability of our network and customer service levels, our business will suffer. The intense competition in our industry requires us to continue to develop strategic business and Internet solutions that enhance and improve the customer service features, functions and responsiveness of our products and services and we must constantly keep pace with continuing changes in information technology and customer requirements. While we actively search for ways to expand our business and the products and services to keep pace with the rapidly changing technology, customer demands and intense competition, there can be no assurance that we will be able to keep pace with these changes. If we are not successful in developing and marketing enhancements to our products and services that respond to technological change or customer demands, our business will suffer.

We may need to obtain additional financing on satisfactory terms to continue to compete successfully. If we are unable to obtain necessary future capital, our business will suffer.   We may need to raise additional funds if competitive pressures or technological changes are greater than anticipated, if we are unable to increase revenue at anticipated rates, if our expenses increase significantly or if our customers delay payment of our receivables or if we identify a suitable acquisition candidate that requires a cash outlay in order to complete the transaction. We cannot assure you that any additional financing will be available on reasonable terms or at all. Raising additional funds in the future by issuing securities could adversely affect our stockholders and negatively impact our publicly traded share price. If we raise additional funds through the issuance of debt securities, the holders of the debt securities will have a claim to our assets that will have priority over any claim of our stockholders. The interest on these debt securities would increase our costs and negatively impact our operating results. If we raise additional funds through the issuance of common stock or securities convertible into or exchangeable for common stock, the percentage ownership of our then-existing stockholders will decrease and they may experience additional dilution. In addition, any convertible or exchangeable securities may have rights, preferences and privileges more favorable to the holders than those of the common stock.

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

If we are unable to successfully integrate acquisitions, our financial results will suffer.   Our ability to implement our business plan successfully requires effective planning and strong execution skills. If we cannot manage the integration of anticipated acquisitions, our business and financial results will suffer. We expect that we will need to continue to manage and to expand multiple relationships with customers,

Internet service providers and other third parties. We also expect that we will need to continually improve our financial systems, procedures and controls and will need to expand, train and manage our workforce, particularly our information technology and sales and marketing staffs.

If we lose our net operating loss carryforward of approximately $73.3 million, our financial results will suffer.   Section 382 of the Internal Revenue Code contains rules designed to discourage persons from buying and selling the net operating losses of companies. These rules generally operate by focusing on ownership changes among stockholders owning directly or indirectly 5% or more of the common stock of a company or any change in ownership arising from a new issuance of stock by a company. In general, the rules limit the ability of a company to utilize net operating losses after a change of ownership of more than 50% of its common stock over a three-year period. Purchases of our class A common stock in amounts greater than specified levels could create a limitation on our ability to utilize our net operating losses for tax purposes in the future. We are currently subject to certain limitations on the utilization of portions of our net operating loss carryforward.

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

We depend on our intellectual property, which may be difficult and costly to protect.   If we fail to adequately protect our proprietary rights, competitors could offer similar products relying on technologies we developed, potentially harming our competitive position and decreasing our revenues. We attempt to protect our intellectual property rights by limiting access to the distribution of our software, documentation and other proprietary information and by relying on a combination of copyright, trademark and trade secret laws. In addition, we enter into confidentiality agreements with our employees and certain customers, vendors and strategic partners. In some circumstances, however, we may, if required by a business relationship, provide our licensees with access to our data model and other proprietary information underlying our licensed applications. Despite the precautions we take, it may be possible for unauthorized third parties to copy aspects of our current or future products or to obtain and use information that we regard as proprietary. Policing unauthorized use of software is difficult, and some foreign laws do not protect proprietary rights to the same extent as United States laws. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others, any of which could be costly and adversely affect our operating results.

Intellectual property infringement claims against us could harm our business.   It is possible our products and service may infringe upon the proprietary rights of others and other parties may assert infringement claims against us. Any such claims and any resulting litigation could subject us to significant liability for damages and could invalidate our proprietary rights. We could be required to enter into royalty and licensing agreements, which may be costly or otherwise burdensome or which may not be available on terms acceptable to us.

We must comply in the future with new and costly reporting requirements.   Under current Securities and Exchange Commission (“SEC”) regulations, we are considered a non-accelerated filer as our market capitalization as of January 31, 2006 was under $75 million. Under current SEC regulations, we will have to be compliant with Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX”) by July 31, 2007, although proposed rule changes would extend that date to July 31, 2008. The costs of implementing the requirements of the SOX have ranged from approximately $500,000 to over $1 million for smaller companies. Although we began our SOX compliance efforts, there can be no assurance that we can be in full compliance when required for reasonable costs.

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

Government regulation and legal uncertainties relating to the Internet could harm our business.   Changes in the regulatory environment in the United States and other countries could decrease our revenues and increase our costs. The Internet is largely unregulated and the laws governing the Internet remain unsettled. It may take years to determine whether and how existing laws such as those governing intellectual property, privacy and taxation apply to the Internet. In addition, because of increasing popularity and use of the Internet, any number of laws and regulations may be adopted in the United States and other countries relating to the Internet or other online services covering issues such as user privacy, security, pricing and taxation, contents and distribution.

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

Risks Relating to Our Class A Common Stock

The market price of our class A common stock is likely to be highly volatile.   The market price of our class A common stock has been very volatile in the past, ranging from a low of $1.82 to a high of $4.66 during fiscal 2006 and is likely to fluctuate substantially in the future. If our class A common stock falls under $1.00 per share and fails to maintain a minimum bid price of $1.00 for 30 consecutive trading days, it may no longer be eligible for trading in the Nasdaq Capital Market, which would adversely affect the ability of investors to sell their shares of our class A common stock.

Shares eligible for future sale by our existing stockholders may adversely affect our stock price making it difficult to sell class A common stock.   Between January 1, 2003 and May 2006, we registered the resale under the Securities Act of 1933 of an aggregate of 10,676,141 shares of our class A common stock, which includes 3,016,917 shares of class A common stock issuable upon the exercise of warrants to purchase shares of class A common stock and 192,307 shares of class A common stock issuable upon conversion of our series D preferred. The market price of our class A common stock could be materially and adversely affected by sales of even a small percentage of these shares or the perception that these sales could occur.

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

Our Board of Directors can issue preferred stock with rights adverse to the holders of class A common stock.   Our Board of Directors is authorized, without further stockholder approval, to determine the provisions of and to issue up to 4,989,750 shares of preferred stock. Issuance of preferred shares with rights to dividends and other distributions, voting rights or other rights superior to the class A common stock could be adverse to the holders of class A common stock. In addition, issuance of preferred shares could have the effect of delaying, deterring or preventing an unsolicited change in control of our company, or could impose various procedural and other requirements that could make it more difficult for holders of our class A common stock to effect certain corporate actions, including the replacement of incumbent directors and the completion of transactions opposed by the incumbent Board of Directors. The rights of the holders of our class A common stock would be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future.

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

We might not be able to retire the series C preferred stock, the existence of which may pose an impediment to our future fund raising efforts.   We believe the 4% annual dividend and the $10,000,000 liquidating preference of our series C preferred stock may inhibit our ability to raise capital. In 2005, we began discussions with Cable & Wireless, PLC (“C&W”), the purported owner of the series C preferred stock, about retiring the series C preferred stock. As these discussions progressed, we realized that there was substantial evidence that the series C preferred stock was held by Cable & Wireless USA (“C&W USA”), a formerly wholly owned subsidiary of C&W that filed Chapter 11 bankruptcy in the United States on December 8, 2003. On January 6, 2006 we filed a complaint for declaratory judgment in the United States Bankruptcy Court (“the Court”) naming Omega Liquidating Trust (“Omega”) and C&W as defendants. We seek to have Omega, as the liquidating trust for the bankrupt C&W USA, declared the rightful owner of our series C preferred stock and of any of our class A common stock that have been issued but not distributed as dividends of the series C preferred stock. On March 10, 2006, defendant C&W entered a motion in the court to dismiss the complaint for declaratory judgment for lack of subject matter jurisdiction, or in the alternative, abstention by the Court. A hearing was scheduled by the Court for oral arguments on the motion for July 13, 2006. This hearing has been postponed indefinitely as the result of Omega and C&W reaching a settlement agreement. We expect Omega and C&W will file a motion of compromise and settlement for the Court’s approval. There can be no assurance that the ownership issue will be resolved within a reasonable timeframe. Even if the ownership is ever established, we cannot be assured that we will be able to reach acceptable terms with the owner of the series C preferred stock to retire the stock.

Item 1B.               Unresolved Staff Comments

None.

Item 2.                        Properties

Our executive offices are located at 6025 The Corners Parkway, Suite 100, Norcross, Georgia under a sublease that expires on May 31, 2010 and provides for annual base rent of approximately $133,000. The lease covers approximately 12,949 square feet.

Our development and our technical support call center are located in East Setauket, New York under a lease that expires on June 30, 2009 and provides for annual base rent of approximately $230,000. The lease covers approximately 8,900 square feet.

Our EC Service Bureau maintains an office in Carrollton, Georgia. The lease at the Carrollton location expires on July 31, 2009 and provides for an annual base rent of approximately $96,000. The lease covers approximately 8,000 square feet.

Through the acquisition of Kodiak Group, Inc., we maintain an office in Pittsfield, Massachusetts under a lease that expires on June 30, 2008 and provides for an annual base rent of approximately $43,000. The lease covers approximately 4,787 square feet.

Through the acquisition of Enable Corp., we maintain an office in New York under a lease that expires on March 1, 2008 and provides for an annual base rent of approximately $122,000. The lease covers approximately 5,000 square feet.

As part of the acquisition of the MEC service center from QRS Corporation, we assumed a lease for office space in New York City that expires on November 30, 2010 for approximately 18,548 square feet for an annual rent of $890,000. We subleased this space in its entirety for the existing term on December 2, 2005 for an average annual rent of approximately $690,000.

We maintain multiple data centers in various co-location facilities. These facilities are designed to house computer systems in secure locations with redundant power and internet access. We plan to consolidate these facilities over the next fiscal year.

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

On January 6, 2006 we filed a complaint for declaratory judgment in the United States Bankruptcy Court (“the Court”) naming Omega Liquidating Trust (“Omega”), the liquidating trust for the bankrupt Cable & Wireless USA (C&W USA), and Cable & Wireless PLC (C&W) as defendants. We seek to have Omega declared the rightful owner of our series C preferred stock and of any of our class A common stock that have been issued but not distributed as dividends of the series C preferred stock. On March 10, 2006, defendant C&W entered a motion in the court to dismiss the complaint for declaratory judgment for lack of subject matter jurisdiction, or in the alternative, abstention by the Court. A hearing was scheduled by the Court for oral arguments on the motion for July 13, 2006. This hearing has been postponed indefinitely as the result of Omega and C&W reaching a settlement agreement. We expect Omega and C&W will file a motion of compromise and settlement for the Court’s approval.

In May 2006, Internet Commerce Corporation, a Georgia corporation with the identical name as the Company (the “Plaintiff”), filed a lawsuit against the Company alleging claims for federal and state service mark infringement, federal unfair competition, dilution of service mark, unfair competition and deceptive trade practices and claims under the Georgia Deceptive Trade Practices Act based upon the Plaintiff’s claim that it has priority of the use of the services marks “Internet Commerce Corporation” and “ICC.” The Company settled all claims on August 4, 2006 by agreeing to change the Company’s name within twelve months of the settlement date and paying Plaintiff an immaterial amount to cover costs.

Item 4.                        Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.                        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)   Market Information.

Since January 30, 2003, our class A common stock has traded on what is now known as the Nasdaq Capital Market under the symbol ICCA. The following table sets forth the high and low closing prices of our class A common stock for the periods indicated. These quotations represent prices between dealers in securities, do not include retail mark-ups, mark-downs or commissions and do not necessarily represent actual transactions.

	Fiscal Year Ended July 31,
	2006		2005
class A common stock	High	Low	High	Low
First Quarter	$3.21	$1.82	$1.27	$0.91
Second Quarter	$3.06	$2.35	$1.94	$0.80
Third Quarter	$4.66	$2.95	$2.09	$1.61
Fourth Quarter	$4.05	$3.03	$2.05	$1.56

(b)   Holders.

The closing price of our class A common stock as reported by the Nasdaq Capital Market on October 26, 2006 was $3.86. As of October 26, 2006, there were approximately 211 record holders of our class A common stock. Many of our shares of class A common stock are held by brokers and other institutions on behalf of stockholders, and we are unable to estimate the number of these stockholders.

(c)   Dividends.

We have not paid any cash dividends on our class A common stock and do not intend to declare or pay such dividends in the foreseeable future. The holders of the outstanding shares of our series C preferred stock are entitled to a 4% annual dividend payable in cash or in shares of class A common stock, at our option. These dividends are payable on January 1st of each year. We issued 361,702 shares of class A common stock in payment of the dividend due January 1, 2004.

On October 14, 2004, our Board of Directors declared a dividend on the series C preferred stock for 2004 payable on January 1, 2005 in shares of class A common stock in the amount of $400,000, which, per the terms of the series C preferred stock, amounted to 236,267 shares. After we had recorded the issuance of the shares as payment for the dividend, but before the certificate representing the class A common stock was physically issued, we began discussions with C&W, purported owner of the series C preferred stock, about retiring the series C preferred stock. As these discussions progressed, we realized that there was substantial evidence that the series C preferred stock was held by C&W USA, a formerly wholly owned subsidiary of C&W that filed Chapter 11 bankruptcy in the United States on December 8, 2003. As of January 1, 2006 an additional dividend to be paid in shares of class A common stock in the amount of $400,000, which, per the terms of the series C preferred stock, amounted to 141,844 shares came due. On January 6, 2006 we filed a complaint for declaratory judgment in the United States Bankruptcy Court (“the Court”) seeking to have Omega, as the liquidating trust for the bankrupt C & W USA, declared the rightful owner of our series C preferred stock and of any of our class A common stock that have been issued but not distributed as dividends of the series C preferred stock. We will not issue the certificate representing these additional shares of class A common stock until the ownership of these shares is conclusively settled in the Court. We will continue to accrue for the series C preferred stock dividend and, when appropriate, record the appropriate amount of class A common stock as issued for payment of the dividend.

The following table provides information regarding our current equity compensation plans as of July 31, 2006:

Equity Compensation Plan Information

Plan Category	Shares of class A common stock to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Shares of class A common stock remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(in thousands)		(in thousands)
Equity compensation plans approved by security holders(1)	4,148	$2.69	2,997
Equity compensation plans not approved by security holders(2)	324	$29.31	—
Total	4,472	$4.62	2,997

(1)          Includes stock options to purchase 13,580 shares of class A common stock with a weighted average exercise price of $5.43 per share under the Employee Stock Option plan of Research Triangle Commerce, Inc, or RTCI, which was assumed in connection with our acquisition of RTCI on November 6, 2000.

(2)          Includes stock options to purchase 150,000 shares of class A common stock and warrants to purchase 173,922 shares of class A common stock issued pursuant to individual compensation arrangements. These stock options have a weighted average exercise price of $60.00 per share and were awarded to a former president and chief executive officer under an employment contract. The warrants are described in Note 8, Stockholders’ Equity, of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K. The issuance of all the warrants set forth in Note 8 under the captions “2001 Private Placement Commission Warrants,” “ING Warrants,” and “2004 Private Placement Commission Warrants” constitute individual compensation arrangements.

Recent Sales of Unregistered Securities

On January 1, 2006, we issued 141,844 shares of class A common stock in payment of the dividends due on our series C preferred stock but did not deliver the share certificates. See the discussion in “Dividends” under Item 5(c) of this Form 10-K.

Item 6.                        Selected Financial Data

Our selected consolidated statement of operations data for each of the years in the five-year period ended July 31, 2006 is presented below. Our selected balance sheet data is presented below as of July 31, 2006, 2005, 2004, 2003 and 2002. The selected consolidated financial data set forth below is qualified in its entirety by, and should be read in conjunction with, our consolidated financial statements and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operation” included elsewhere in this annual report.

	Year Ended July 31,
	2006	2005	2004	2003	2002
	(in thousands, except per share data)
Statements of Operations Data:
Revenues	$19,771	$16,705	$11,705	$12,083	$14,222
Expenses:
Cost of services	6,761	6,038	6,736	7,622	8,776
Impairment of software inventory	—	—	—	248	—
Impairment of capitalized software	—	—	45	148	—
Product development and enhancement	613	825	953	1,111	977
Selling and marketing	2,040	2,646	3,070	3,035	3,499
General and administrative	7,557	6,277	4,205	4,439	5,849
Non-cash charges for stock-based compensation, services and legal settlements	646	692	802	139	250
Impairment of goodwill and acquired intangibles	—	—	—	982	1,711
Total operating expenses	17,617	16,478	15,811	17,724	21,062
Operating Income (loss)	2,154	227	(4,106)	(5,641)	(6,840)
Other income (expense), net	883	37	19	(363)	292
Income (loss) before income taxes	3,037	264	(4,087)	(6,004)	(6,548)
Income tax provision	(61)	(30)	—	—	—
Net Income (loss)	2,976	234	(4,087)	(6,004)	(6,548)
Dividends on preferred stock	(400)	(400)	(401)	(400)	(365)
Dividends to preferred stockholders for beneficial conversion feature	—	—	—	(107)	—
Beneficial conversion feature from repricing and issuance of warrants	—	—	—	—	(461)
Income (loss) attributable to common stockholders	$2,576	$(166)	$(4,488)	$(6,511)	$(7,374)
Basic income (loss) per common share	$0.12	$(0.01)	$(0.30)	$(0.53)	$(0.68)
Diluted income (loss) per common share	$0.11	$(0.01)	$(0.30)	$(0.53)	$(0.68)
Weighted average common shares outstanding—basic	20,643	19,231	15,026	12,303	10,867
Weighted average common shares outstanding—diluted	22,640	19,604	15,026	12,303	10,867

	As of July 31,
	2006	2005	2004	2003	2002
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$6,989	$3,983	$3,790	$2,283	$2,088
Working capital	8,985	4,864	4,198	1,700	2,622
Total assets	23,644	14,558	11,429	8,598	12,625
Capital lease obligations	—	4	55	194	374
Total liabilities	3,064	4,216	1,994	2,758	3,244
Stockholders’ equity	20,580	10,342	9,434	5,840	9,381

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

All statements, trend analyses and other information, other than statements of historical facts, contained in the following discussion related to our financial position, business strategy and plans and objectives of management for future operations are forward-looking statements. These forward-looking statements are based on the beliefs of management, as well as assumptions made by and information currently available to management. When used in this annual report, the words “anticipate,” “believe,” “estimate,” “expect,” “may,” “will,” “continue” and “intend,” and words or phrases of similar import, as they relate to our financial position, business strategy and plans, or objectives of management, are intended to identify forward-looking statements. These statements reflect our current view with respect to future events and are subject to risks, uncertainties and assumptions related to various factors including, without limitation, those described below the heading “Overview,” those described starting on page 11 of this annual report under the heading “Risk Factors” and in our registration statements and periodic reports filed with the SEC under the Securities Act and the Exchange Act.

Although we believe that our expectations are reasonable, we cannot assure you that our expectations will prove to be correct. Should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described in this annual report as anticipated, believed, estimated, expected or intended.

Overview

Our EDI Internet and service center solutions allow thousands of customers to rely on our expertise and support to help balance the cost and function required to meet the individual requirements for communicating with their trading partners in compliance with partner specifications.

Organizationally, our two segments of business are known as the:

•       ICC.NET™ segment, which is comprised of our VAN operations, professional services and Enable’s browser based applications; and

•       EC Service Bureau segment, which is comprised of the EC Service Center, EC Outsourcing, desktop software and hosted applications.

For a more complete description of our business segments, see “Products and Services” under Item 1, on page 4 of this Form 10–K.

The VAN business remains highly competitive. Throughout fiscal 2006, we continued to add new customers and increase the volume of data transmitted through our VAN business. However, our larger accounts are susceptible to competitive attack, which often leads to a price reduction. Our total VAN revenues increased by approximately 8% in fiscal 2006. While this increase was consistent with recent historical trends, there can be no guarantee that these revenues will experience this growth rate in the future.

Our mapping and professional services revenue has included the corresponding revenue from Kodiak since our acquisition in November of 2005. However, total mapping and professional services revenue was essentially flat year-over-year and now represents approximately 4% of total revenues for fiscal 2006 versus approximately 5% of total revenues for fiscal 2005. We continue to believe that mapping and professional services revenue should compose a larger portion of our total revenue and will continue to seek ways to increase these revenue sources.

In addition, the ICC.NET segment included the financial results from the May 9, 2006 acquisition of Enable. Revenues from Enable’s web offerings were approximately 4% of total revenues for fiscal 2006.

Our Carrollton, Georgia based service center facility continues to be one of the largest EDI outsourcing operations in North America. Fiscal 2006 results for the EC Service Bureau segment also include revenue and expense from the managed service operations acquired in the Kodiak purchase. Total revenue for the EC Service Bureau segment in fiscal 2006 was up approximately 28% over fiscal 2005 primarily as a result of acquisitions.

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

Revenue Recognition:   We derive revenue from subscriptions to our ICC.NET VAN service, which includes transaction, mailbox and fax transmission fees. The subscription fees are comprised of both fixed and usage-based fees. Fixed subscription fees are recognized on a pro-rata basis over the subscription period. Usage fees are recognized in the period the services are rendered. We also derive revenue through implementation fees, interconnection fees and by providing data mapping services to our customers. Implementation fees are recognized over the life of the subscription period. Interconnection fees are fees charged to connect to another VAN service and are recognized when the data is transmitted to the connected service. Revenue from data mapping services is recognized when the map has been completed and delivered to the customer.

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

Stock-based Compensation:   In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”(“SFAS 123R”), which revises Statement of Financial Accounting Standards No. 123 (“SFAS 123”) and supersedes Accounting Principles Board Opinion No. 25 (“APB 25”). SFAS 123R requires companies to record in the financial statements all share-based payments to employees, including grants of stock options, based on the fair-value of the grant date of the stock. In January 2004, the Company had adopted the fair value provisions of SFAS 123, which are now required by SFAS 123R.

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

Fiscal Year Ended July 31, 2006 Compared with Fiscal Year Ended July 31, 2005

Results of Operations—Consolidated

The following table reflects consolidated operating data by reported segment. All significant intersegment activity has been eliminated. Accordingly, the segment results below exclude the effect of transactions with our subsidiaries.

	Year Ended July 31,
	2006	2005
Income (loss) before income taxes:
ICC.NET	$3,029,444	$(863,883)
EC Service Bureau	7,150	1,128,267
Consolidated income before income taxes	$3,036,594	$264,384

Results of Operations—ICC.NET

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

	Year Ended July 31,
	2006	2005
Revenues:
VAN services	$11,294,989	$10,482,266
Professional services	1,295,250	551,522
Mapping services	181,892	232,269
	12,772,131	11,266,057
Expenses:
Cost of services	3,282,735	4,280,000
Product development and enhancement	408,125	478,798
Selling and marketing	1,178,064	1,972,224
General and administrative	5,294,200	4,743,712
Non-cash charges for stock-based compensation	621,833	692,452
	10,784,957	12,167,186
Operating income (loss)	$1,987,174	$(901,129)
Other income, net	1,042,270	37,246
Income (loss) before income taxes	$3,029,444	$(863,883)

Revenues—ICC.NET—Revenues from ICC.NET were 65% of our total consolidated revenues for the fiscal year ended July 31, 2006 (“2006”) and 67% for the fiscal year ended July 31, 2005 (“2005”). Total

ICC.NET revenue increased $1,506,000 in 2006 from 2005, or approximately 13%. The increase in VAN services revenue is primarily attributable to an increase in transaction volume. Professional services revenue increased $744,000 in 2006 from 2005 or approximately 135% primarily due to the acquisitions of Kodiak and Enable. Mapping services revenue decreased $50,000 or approximately 22% in 2006 from 2005 primarily due to continued slow demand for these services.

Cost of services—ICC.NET—Cost of services relating to ICC.NET was 26% of revenue derived from the ICC.NET service in 2006, compared to 38% of revenue derived from this service in 2005. Cost of services related to ICC.NET consists primarily of salaries and employee benefits, contract labor, connectivity fees, amortization, rent and product development and enhancement allocation. Cost of services decreased $997,000 in 2006 from 2005. This decrease was primarily the result of a $717,000 reduction in amortization expense due to mapping technology becoming fully amortized, a reduction in salaries and benefits of $339,000, and a $201,000 decrease in office rent allocation. These decreases were partially offset by a $291,000 increase in costs associated with the delivery of Kodiak services.

Product development and enhancement—ICC.NET—Product development and enhancement costs relating to ICC.NET consist primarily of salaries and employee benefits. Product development and enhancement costs decreased $71,000 in 2006 from 2005 primarily due to an $81,000 decrease in office rent allocation offset by an increase in travel and employee training.

Selling and marketing—ICC.NET—Selling and marketing expenses relating to ICC.NET service consist primarily of salaries and employee benefits, travel-related costs, rent and advertising and trade show costs. Selling and marketing expenses related to ICC.NET service decreased $794,000 in 2006 from 2005. This decrease was due primarily to a $296,000 decrease in salaries and benefits, a $139,000 decrease in office space allocation, and a $218,000 increase in the ICC.NET allocation of a portion of the cost of selling and marketing functions to the EC Service Bureau.

General and administrative—ICC.NET—General and administrative expenses supporting ICC.NET consist primarily of salaries and employee benefits, legal and professional fees, facility costs, travel meals and entertainment, depreciation, amortization and telephone charges. General and administrative costs supporting the ICC.NET service increased $550,000 in 2006 from 2005. The increase was primarily due to additional recurring general and administrative expenses from the acquired Enable operations of $854,000 and the Kodiak operations of $156,000, a one-time buyout of office space in Cary, North Carolina of $120,000, an increase in office space allocation of $158,000, an increase in professional fees of $150,000, and an increase in board of director’s fees of $146,000. These increases were partially offset by a decrease of $420,000 related to a greater ICC.NET allocation of the cost of general and administrative functions to the EC Service Bureau and a decrease in bonuses of $525,000.

Non-cash charges—ICC.NET—Non-cash charges of approximately $622,000 in 2006 consist of $607,000 for stock options issued to employees and directors and a net accrual of $15,000 for shares related to first quarter 2006 director’s fees. Non-cash charges of approximately $692,000 in 2005 consist of $509,000 for stock options issued to employees and directors and $183,000 for director’s fees to nonemployee board members payable in shares of class A common stock.

Results of Operations—EC Service Bureau

Our EC Service Bureau manages and translates the data of small and mid-sized companies that exchange EDI data with large companies and provides various EDI and UPC services on an outsourced basis. Our EC Service Bureau also licenses EDI software. On June 22, 2004 we acquired Electronic Commerce Systems, Inc. (“ECS”) and on March 17, 2005 we completed the acquisition of QRS’s Managed Electronic Commerce (“MEC”) business, the operating results of which are reported in the EC Service Bureau segment. The following table summarizes operating results for our EC Service Bureau:

	Year Ended July 31,
	2006	2005
Revenues:
Services	$6,998,964	$5,438,574
Expenses:
Cost of services	3,478,570	1,758,147
Product development and enhancement	205,000	345,840
Selling and marketing	861,687	673,277
General and administrative	2,263,177	1,533,043
Non-cash charges for stock-based compensation	24,172	—
	6,832,606	4,310,307
Operating income	166,358	1,128,267
Other expense, net	(159,208)	—
Income before income taxes	$7,150	$1,128,267

Revenues—EC Service Bureau—Revenues related to our EC Service Bureau were 35% and 33% of our total consolidated revenue in 2006 and 2005. The EC Service Bureau’s revenue was primarily generated from services performed. Revenue increased $1,560,000 or approximately 29% in 2006 from 2005, principally as a result of acquisitions.

Cost of services—EC Service Bureau—Cost of services related to our EC Service Bureau consists primarily of salaries and employee benefits, amortization, connectivity fees, costs of software, product development and enhancement allocation and rent. Total cost of services relating to our EC Service Bureau was 50% of revenue derived from the EC Service Bureau in 2006 compared to 32% of these revenues in 2005 due to additional expenses associated with the operations required to support the large increases in the number of customers being serviced and from additional expenses allocated from the Kodiak operations. Cost of services increased $1,720,000 in 2006 from 2005 primarily due to an increase in salaries and benefits of $1,609,000 related to the additional personnel required to support the increase in revenues.

Product development and enhancement—EC Service Bureau—Product development and enhancement costs consist primarily of salaries and employee benefits and rent. Product development and enhancement costs incurred by our EC Service Bureau decreased $141,000 in 2006 from 2005 primarily due to a reduction in salaries and benefits of $126,000.

Selling and marketing—EC Service Bureau—Selling and marketing expenses related to our EC Service Bureau consist primarily of salaries and employee benefits and rent. Selling and marketing expenses increased $188,000 in 2006 from 2005 primarily due to an increase in amortization of capitalized customer relationships of $93,000, an increase in the ICC.NET allocation of a portion of the cost of selling and marketing functions to the EC Service Bureau of $218,000, and increased expenses of $81,000 related to Kodiak operations. These increases were partially offset by a decrease in salaries and benefits of $165,000.

General and administrative—EC Service Bureau—General and administrative expenses relating to our EC Service Bureau consist primarily of salaries and employee benefits, office expenses, depreciation, telephone and rent. General and administrative costs increased $730,000 in 2006 from 2005. The majority of the increase is a result of the acquisition of Kodiak, which increased our general and administrative expenses by $510,000 due to the inclusion of their operations. Allocation of general and administrative expenses from ICC.NET increased $420,000, and bad debt expenses increased $139,000 based on a review of accounts receivable collectibility. These increases were mainly offset by a reduction in salaries and employee benefits of $296,000.

Non-cash charges—EC Service Bureau—Non-cash charges of approximately $24,000 in 2006 consist of stock options issued to employees. No non-cash charge was recorded for 2005.

Other expense—EC Service Bureau—Other expense of $159,208 is comprised of interest expense related to the assumed lease liability from the MEC acquisition.

Fiscal Year Ended July 31, 2005 Compared with Fiscal Year Ended July 31, 2004

Results of Operations—Consolidated

The following table reflects consolidated operating data by reported segment. All significant intersegment activity has been eliminated. Accordingly, the segment results below exclude the effect of transactions with our subsidiaries.

	Year Ended July 31,
	2005	2004
Income (loss) before income taxes:
ICC.NET	$(863,883)	$(3,974,708)
EC Service Bureau	1,128,267	(111,901)
Consolidated income(loss) before income taxes	$264,384	$(4,086,609)

Results of Operations—ICC.NET

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

Revenues—ICC.NET—Revenues from ICC.NET were 67% of our total consolidated revenues for the fiscal year ended July 31, 2005 (“2005”) and 88% for the fiscal year ended July 31, 2004 (“2004”). Total ICC.NET revenue increased $992,000 in 2005 from 2004, or approximately 9%. The increase in VAN services revenue is attributable to an increase in transaction volume and an increase in mailbox fees. Professional services revenue decreased $356,000 in 2005 from 2004 or approximately 39% due to lower demand for these services and as a result of the discontinued EDI education seminars included in 2004 but not in 2005. Mapping services revenue decreased $68,000 or approximately 23% in 2005 from 2004 primarily due to continued slow demand for these services.

Cost of services—ICC.NET—Cost of services relating to ICC.NET was 38% of revenue derived from the ICC.NET service in 2005, compared to 58% of revenue derived from this service in 2004. Cost of services related to ICC.NET consists primarily of salaries and employee benefits, contract labor, connectivity fees, amortization, rent and product development and enhancement allocation. This decrease was a result of a $718,000 decrease in salaries and benefits due to a reduction in personnel, a $188,000 decrease in connectivity fees due to a switch in our primary connectivity vendor, and a $176,000 decrease in rent due primarily to a decrease in office space occupied by client services personnel. Also included was a $173,000 decrease in allocation of product and development costs due to a decrease in headcount in product development as well as a decrease in depreciation of $78,000.

Product development and enhancement—ICC.NET—Product development and enhancement costs relating to ICC.NET consist primarily of salaries and employee benefits. Product development and enhancement costs decreased $311,000 in 2005 from 2004. Salaries and employee benefits decreased

$399,000 in 2005 from 2004. Depreciation expense decreased $33,000 in 2005 from 2004 due to assets reaching the end of their useful lives. Offsetting these decreases, allocation of product development salaries to other departments decreased $168,000 in 2005 from 2004.

Selling and marketing—ICC.NET—Selling and marketing expenses relating to ICC.NET service consist primarily of salaries and employee benefits, travel-related costs, rent and advertising and trade show costs. Selling and marketing expenses related to ICC.NET service decreased $981,000 in 2005 from 2004. This decrease was due primarily to a $552,000 decrease in salaries and benefits and a $190,000 decrease in travel expenses attributable to a decrease in the number of employees traveling. In addition, commencing in the first quarter of fiscal 2005, we began allocating a portion of the cost of sales and marketing functions to the EC Service Bureau segment based on the level of effort utilized in selling EC Service Bureau products. The allocation was $88,000 for fiscal year 2005.

General and administrative—ICC.NET—General and administrative expenses supporting ICC.NET consist primarily of salaries and employee benefits, legal and professional fees, facility costs, travel meals and entertainment, depreciation, amortization and telephone charges. General and administrative costs supporting the ICC.NET service increased $959,000 in 2005 from 2004. Salaries and benefits increased $1,108,000 in 2005 from 2004 due to retention payments of $118,000 as a result of the move out of New York City, establishment of an executive bonus program, and the strengthening of executive management by the addition of a new chief executive officer and chief operating officer in March 2004. One time relocation expenses for the corporate office move were approximately $50,000 in 2005. These increases were offset by an increase in the corporate allocation to the EC Service Bureau. Commencing in the second fiscal quarter of 2003, ICC.NET began allocating a portion of the cost of executive management, human resources, accounting, and finance functions to the EC Service Bureau segment based on the level of services provided. In the third quarter of 2005, the cost of the MIS function was added to those being allocated. This corporate allocation to the EC Service Bureau segment increased $390,000 in fiscal 2005 from fiscal 2004, to $570,000 from $180,000.

Non-cash charges—ICC.NET—In 2005, we recorded non-cash charges of $692,000. The adoption of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” in January of 2004 resulted in an expense of $509,000 in 2005. In January 2004, we implemented a voluntary stock option exchange program under which we offered to exchange certain outstanding options to purchase shares of our class A common stock held by eligible employees, with exercise prices per share greater than or equal to $11.50 per share, for new options to purchase shares of class A common stock. The fair value method has been applied prospectively to all employee and director awards granted, modified, or settled after July 31, 2004. In 2005, director’s fees to nonemployee board members payable in shares of class A common stock resulted in an expense of $183,000. In 2004, we recorded non-cash charges of $802,000, inclusive of director’s fees paid to nonemployee board members payable in shares of class A common stock of $130,000.

Results of Operations—EC Service Bureau

Our EC Service Bureau manages and translates the data of small and mid-sized companies that exchange EDI data with large companies and provides various EDI and UPC services on an outsourced basis. Our EC Service Bureau also licenses EDI software. On June 22, 2004 we acquired ECS and on March 17, 2005 we completed the acquisition of MEC, the operating results of which are reported in the EC Service Bureau segment.

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

Revenues—EC Service Bureau—Revenues related to our EC Service Bureau were 33% and 12% of our total consolidated revenue in 2005 and 2004. The EC Service Bureau’s revenue was primarily generated from services performed. Revenue increased $4,008,000 or approximately 280% in 2005 from 2004, principally as a result of acquisitions.

Cost of services—EC Service Bureau—Cost of services related to our EC Service Bureau consists primarily of salaries and employee benefits, amortization, connectivity fees, costs of software, product development and enhancement allocation and rent. Total cost of services relating to our EC Service Bureau was 32% of revenue derived from the EC Service Bureau in 2005 compared to 59% of these revenues in 2004. Excluding impairment of capitalized software, cost of services was 32% of EC Service Bureau revenue in 2005 compared to 56% of EC Service Bureau revenue in 2004. Excluding the capitalized software impairment charge, cost of services increased $962,000 in 2005 from 2004. Salaries and benefits increased $802,000 related to the acquisition of ECS in June 2004 and MEC in March 2005. Amortization increased $157,000 in 2005 due to the technology obtained in the acquisition of ECS. Connectivity fees increased $65,000 in 2005 due to an increase in the level of business conducted from the acquisition of ECS. Offsetting these increases, allocation of expense from the product development and enhancement department decreased $93,000 in 2005.

Charges for impairment of capitalized software on in-process development projects were $0 in 2005 and $45,000 in 2004. Due to unfavorable market conditions continuing into the foreseeable future, management decided not to complete the projects.

Product development and enhancement—EC Service Bureau—Product development and enhancement costs consist primarily of salaries and employee benefits and rent. Product development and enhancement costs incurred by our EC Service Bureau increased $182,000 in 2005 from 2004. Salaries and benefits increased $97,000 in 2005 due primarily to a change in the mix of employees with the ECS acquisition. In addition, allocation of product development salaries to other departments decreased $99,000 in 2005, resulting in a higher salary and benefit expense during the year.

Selling and marketing—EC Service Bureau—Selling and marketing expenses relating to our EC Service Bureau consist primarily of salaries and employee benefits and rent. Selling and marketing expenses increased $556,000 in 2005 from 2004. Salaries and benefits increased $343,000 in 2005. Amortization increased $93,000 due to the amortization of customer relationships obtained in the acquisition of ECS and MEC. Allocation of selling and marketing expenses increased $88,000 in 2005. See “Selling and marketing—ICC.NET” above for a discussion of the allocation of selling and marketing expenses between segments.

General and administrative—EC Service Bureau—General and administrative expenses relating to our EC Service Bureau consist primarily of salaries and employee benefits, office expenses, depreciation, telephone and rent. General and administrative costs increased $1,113,000 in 2005 from 2004. Salaries and employee benefits increased $448,000 in 2005 due primarily to an increase in the number of employees. Bad debt expense increased $101,000 in 2005 due to the addition of estimated reserves required for uncollected accounts. Allocation of general and administrative expenses from ICC.NET increased $390,000 in 2005. See “General and administrative—ICC.NET” above for a discussion of the allocation of general and administrative expenses between segments.

Liquidity and Capital Resources

Our principal sources of liquidity, which consist of cash and cash equivalents, increased to $6,989,000 as of July 31, 2006 from $3,983,000 as of July 31, 2005. We believe these resources will provide us with sufficient liquidity to continue in operation through July 31, 2007.

On a sequential quarterly basis, cash provided in operating activities for the first, second, third and fourth quarters of fiscal 2006 was $693,000, $340,000, $1,090,000, and $1,236,000, respectively compared to cash provided (used) in fiscal 2005 for the first, second, third and fourth quarters of $18,000, $(318,000), $282,000 and $572,000, respectively.

In addition, on May 30, 2003, we executed an Accounts Receivable Financing Agreement (“Financing Agreement”) with Silicon Valley Bank (“Bank”) with an initial term of one year. The Financing Agreement was amended on October 22, 2003, August 31, 2004 and March 16, 2005. The last amendment to the Financing Agreement had an applicable interest rate of prime rate plus .25% as long as our adjusted quick ratio was 1.25% or greater and prime rate plus .75% if our adjusted quick ratio was less than 1.25%. The Company was also to pay a collateral handling fee equal to .15% on the average daily outstanding receivable balance as long as its adjusted quick ratio was 1.25% or greater, going to .35% if our adjusted quick ratio was less than 1.25%. The Bank was granted a security interest in substantially all of our assets. The last Financing Agreement amendment extended its term through March 16, 2006. The Financing Agreement expired at that time and has not been renewed.

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

From February 2006 through May 2006, the holders of warrants issued in the 2004 Private Placement voluntarily exercised their warrants at an exercise price of $2.22 per share resulting in the issuance of 322,533 shares of our class A common stock and collection of $716,033 in cash.

In March 2006, per the terms of warrants for our class A common stock issued in 2003 (“2003 Warrants”), we exercised our right to redeem the 2003 Warrants. Holders of the 2003 Warrants were given the option of exercising their 2003 Warrants by purchasing shares of our class A common stock at the exercise price of $1.47 or delivering their 2003 Warrants for redemption at $.10 per warrant. All of the holders of the 2003 Warrants chose to exercise their 2003 Warrants into shares of class A common stock resulting in the issuance of 1,620,279 shares of our class A common stock and the collection of $2,381,810 in cash.

We have a net operating loss carryforward at July 31, 2006 of approximately $73.3 million to offset future taxable income for federal income tax purposes. The utilization of the loss carryforward to reduce any such future income taxes will depend on our ability to generate sufficient taxable income prior to the expiration of the net operating loss carryforwards. The carryforward expires from 2010 to 2024. The Internal Revenue Code of 1986, as amended, and the regulations promulgated thereunder (the “Code”) contain provisions which limit the use of available net operating loss carryforwards in any given year should significant changes (greater than 50%) in ownership interests occur. Due to a private placement of preferred stock in April 1999, the net operating loss carryover of approximately $19.6 million incurred prior to the private placement is subject to an annual limitation of approximately $1.4 million until that portion of the net operating loss is utilized or expires. Due to the 100% ownership change when we acquired Research Triangle Commerce, Inc., its net operating loss of approximately $6.5 million incurred prior to the ownership change is subject to an annual limitation of approximately $1.1 million until that portion of the net operating loss is utilized or expires. Additionally, this transaction created an ownership change for the Company as defined by Section 382 of the Code. As such, its net operating loss of approximately $49.4 million incurred prior to the ownership change is subject to an annual limitation of approximately $2.8 million until that portion of the net operating loss is utilized or expires. Finally, due to a 100% ownership change in the acquisition of Electronic Commerce Systems in June 2004, the acquired net operating loss of approximately $1.2 million incurred prior to the ownership change is subject to an annual limitation of approximately $128,000 until that portion of the net operating loss is utilized or expires.

Consolidated Working Capital

Our consolidated working capital increased by $4,121,000 to $8,985,000 at July 31, 2006 from $4,864,000 at July 31, 2005. Our net accounts receivable increased by $155,000 to $3,631,000 at July 31, 2006 from $3,476,000 at July 31, 2005 due primarily to the addition of new billable customers in connection with our acquisitions.

Analysis of Cash Flows

Cash provided by our operating activities as of July 31, 2006 was $3,358,733 as compared to cash provided (used) in operating activities of $554,000 and $(2,876,000) for the fiscal years ending July 31, 2005 and 2004, respectively. As we have become profitable on an accounting basis, our cash flow from operations has also become positive.

Cash provided (used) in our investing activities was $(4,239,604), $(328,000) and $140,000 for fiscal years ending July 31, 2006, 2005 and 2004, respectively. By the end of fiscal 2004, we had disposed of all of our non-cash investments and no such activity has been recorded in subsequent years. We made investments of $549,000, $415,000 and $63,000 in fiscal years 2006, 2005 and 2004, respectively, principally in new technology. In fiscal 2006, we also used $4,413,000 in cash related to the acquisitions of Kodiak and Enable.

Cash provided (used) by our financing activities was $3,886,000, $(33,000) and $4,242,000 for the fiscal years ending July 31, 2006, 2005 and 2004, respectively. In fiscal 2005, we did not participate in any material equity cash events as opposed to the equity offering that occurred fiscal 2004 and the warrant exercises that occurred in fiscal 2006.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Tabular Disclosure of Contractual Obligations

We enter into many contractual and commercial undertakings during the ordinary course of business. The following table summarizes information about certain of our obligations at July 31, 2006. The table should be read together with the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report.

			Payments due by period
Contractual Obligation	Total	Less than one year	1-2 years	More than 2 years
Capital lease obligations	$—	$—	$—	$—
Operating lease obligations	$2,938,238	$855,818	$820,255	$1,262,165
Total	$2,938,238	$855,818	$820,255	$1,262,165

Item 7A.                Quantitative and Qualitative Disclosures About Market Risk

We believe that we are primarily exposed to interest rate risk. Interest rate risk refers to fluctuations in the value of a security resulting from changes in the general level of interest rates. Investments that are classified as cash and cash equivalents have original maturities of three months or less. Changes in interest rates may affect the value of these investments. At July 31, 2006, we did not have any material instruments subject to interest rate risk.

Item 8.                        Financial Statements and Supplementary Data

The response to this item is submitted in a separate section of this Annual Report, beginning on page F-1.

Item 9.                        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.                Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of July 31, 2006, pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of such date, our disclosure controls and procedures in place were effective to ensure material information and other information requiring disclosure is identified and communicated on a timely basis. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Item 9B.               Other Information

None.

PART III

Item 10.                 Directors and Executive Officers of the Registrant

The information required by this item is incorporated by reference from the information contained in our Proxy Statement for the Annual Meeting of Stockholders expected to be filed with the Commission on or around November 28, 2006 under the captions “Code of Ethics,” “Election of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

Item 11.                 Executive Compensation

The information required by this item is incorporated by reference from the information contained in our Proxy Statement for the Annual Meeting of Stockholders expected to be filed with the Commission on or around November 28, 2006 under the caption “Executive Compensation.”

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference from the information contained in our Proxy Statement for the Annual Meeting of Stockholders expected to be filed with the Commission on or around November 28, 2006 under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.” See also “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Equity Compensation Plan Information.”

Item 13.                 Certain Relationships and Related Transactions

The information required by this item is incorporated by reference from the information contained in our Proxy Statement for the Annual Meeting of Stockholders expected to be filed with the Commission on or around November 28, 2006 under the caption “Certain Relationships and Related Transactions.”

Item 14.                 Principal Accounting Fees and Services

The information required by this item is incorporated by reference from the information contained in our Proxy Statement for the Annual Meeting of Stockholders expected to be filed with the Commission on or around November 28, 2006.

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
2.1

Agreement and Plan of Merger among the Company, ICC Acquisition Corporation, Inc., a wholly-owned subsidiary of the Company, Research Triangle Commerce, Inc., or RTCI, and the selling shareholders of RTCI (10)

2.2	Agreement and Plan of Merger among the Company, IDC, and the selling shareholders of IDC (4)
2.3

Agreement and Plan of Merger among the Company, ICC Acquisition Corporation Inc., a wholly-owned subsidiary of the Company, Electronics Commerce Systems, Inc., or ECS, and certain shareholders of ECS, dated May 25, 2004 (18)

2.4

Share Purchase Agreement, dated November 1, 2005, by and among the Company, Connective Commerce Associates, the shareholders of the Seller listed on the signature page as Operating Shareholders and The Kodiak Group, Inc. (23)

2.5	Share Purchase Agreement, dated May 9, 2006, by and among the Company, Enable Corp., and the stockholders of Enable Corp. listed on the signature page (24)
3(i).1	Amended and Restated Certificate of Incorporation (1)
3(i).2	Certificate of Merger merging Infosafe Systems, Inc. and Internet Commerce Corporation (1)
3(i).3	Certificate of Amendment to the Amended and Restated Articles of Incorporation (2)
3(i).4	Certificate of Designations—Series C Preferred Stock (8)
3(i).5	Certificate of Designations—Series D Preferred Stock (8)
3(ii).1	Amended and Restated By-laws (6)
3(ii).2	Amendment to the Amended and Restated By-laws (22)
4.1	Specimen Certificate for Class A common stock (3)
4.2	Form of Class A Bridge Warrant issued in the 1998 bridge financing (1)
4.3	Warrant Agreement, dated January 12, 2000, by and among the Company and Cable and Wireless USA, Inc. (8)
4.4	Form of Class A common stock Warrant issued in the October 29, 2001 private placement (13)
4.5	Form of Warrant Agreement issued in the April 30, 2003 and May 1, 2003 private placement (15)
4.6	Form of Registration Rights Agreement, dated April 30, 2003, among the Company and the purchasers of shares of Class A common stock identified therein (15)
4.7	Form of Registration Rights Agreement dated April 30, 2003, between the Company and Blue Water Venture Fund II, L.L.C. (15)
4.8	Warrant Agreement dated May 30, 2003 by and between Silicon Valley Bank, a California-chartered bank (“SVB”) and the Company (16)

4.9	Registration Rights Agreement dated as of May 30, 2003 by and between SVB and the Company (16)
4.10	Form of Warrant Agreement issued in the April 20, 2004 private placement (17)
4.11	Form of Registration Rights Agreement, dated as of April 20, 2004 between the Company and the purchasers of shares of Class A Common Stock identified therein (17)
4.12	Registration Rights Agreement, dated May 9, 2006, by and among the Company and Crossbow Venture Partners, LP (24)
10.1(i)	1994 Stock Option Plan (3)
10.1(ii)	Internet Commerce Corporation 2005 Stock Incentive Plan (26)
10.2	Lease Agreement between 805 Third Ave. Co. and the Company relating to the rental of the Company’s current principal executive office (4)
10.3

Lease Agreement, dated as of May 21, 1999, between JB Squared LLC and the Company relating to the rental of approximately 4,000 square feet at the Lakeview Executive Center, 45 Research Way, East Setauket, New. York, 11733 (5)

10.4	Master Agreement between Cable & Wireless PLC and the Company executed on November 24, 1999 (7)
10.5	Amended and Restated Stock Option Plan (9)
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
10.8

Lease Agreement, dated as of August 2, 2000, by and between IDCRealty, LLC as landlord and the Company as tenant relating to the rental of an approximately 8,000 square feet facility used by the Company’s Service Bureau division (12)

10.9

Lease Agreement, dated as of November 1, 1999, by and between Shannon Oaks Partnership as landlord and RTCI as tenant relating to the rental of an approximately 8,000 square feet facility used by the Company’s Professional Services division (14)

10.10	License Agreement, with Triaton dated July 2002 (13)
10.11	Form of Subscription Agreement, dated as of April 30, 2003, among the Company and the purchasers of shares of Class A common stock identified therein (15)
10.12	Form of Subscription Agreement, dated as of April 30, 2003, between the Company and Blue Water Venture Fund II, L.L.C. for the purchase of shares of Series D Preferred Stock (15)
10.13	Accounts Receivable Financing Agreement, dated as of May 30, 2003 by and between SVB and the Company (16)
10.14	First Loan Modification Agreement, dated as of October 22, 2003 by and between SVB and the Company (16)

10.15	Intellectual Property Security Agreement dated as of May 30, 2003 by and between SVB and the Company (16)
10.16	Form of Securities Purchase Agreement dated as of April 15, 2004 by and among the Company and the purchasers listed on Schedule 1 thereto (17)
10.17	Fourth Loan Modification Agreement dated as of March 16, 2005 by and between SVB and the Company (20)
10.18	Sublease Agreement, dated as of May 18, 2005, by and between Bianco Hopkins & Associates, Inc. and the Company (21)
10.19	Employment Agreement, dated November 17, 2005, by and between the Company and Thomas J. Stallings (25)
21.1*	List of Subsidiaries.
23.1*	Consent of Tauber & Balser, P.C.
23.2*	Consent of Deloitte & Touche LLP
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Filed herewith.

       (1) Incorporated by reference to the Company’s registration statement on Form S-3 (File No. 333-80043), as filed with the Securities and Exchange Commission on June 4, 1999.

       (2) Incorporated by reference to the Company’s Annual Report on Form 10-KSB (File No. 000-24996) for the year ended July 31, 1998, as filed with the Securities and Exchange Commission on October 29, 1998.

       (3) Incorporated by reference to the Company’s registration statement on form SB-2 (File no. 33-83940).

       (4) Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB (File No. 000-24996) for the quarter ended October 31, 1997, as filed with the Securities and Exchange Commission on December 12, 1997.

       (5) Incorporated by reference to Amendment No. 3 to the Company’s registration statement on Form S-3 (File no. 333-80043), as filed with the Securities and Exchange Commission on October 18, 1999.

       (6) Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 000-24996), dated June 30, 1999, as filed with the Securities and Exchange Commission on July 1, 1999.

       (7) Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 000-24996), dated November 24, 1999, as filed with the Securities and Exchange Commission on December 1, 1999.

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

(10) Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 000-24996), dated June 14, 2000, as filed with the Securities and Exchange Commission on June 15, 2000.

(11) Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 000-24996), dated August 2, 2000, as filed with the Securities and Exchange Commission on August 11, 2000.

(12) Incorporated by reference to the Company’s Annual Report on Form 10-KSB (File No. 000-24996) for the year ended July 31, 2000, as filed with the Securities and Exchange Commission on October 13, 2000.

(13) Incorporated by reference to the Company’s registration statement on Form S-3 (File No. 333-99059), as filed with the Securities and Exchange Commission on August 30, 2002.

(14) Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 000-24996) for the year ended July 31, 2002, as filed with the Securities and Exchange Commission on October 31, 2002.

(15) Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 000-24996), dated April 30, 2003, as filed with the Securities and Exchange Commission on May 2, 2003.

(16) Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 000-24996) for the year ended July 31, 2003, as filed with the Securities and Exchange Commission on October 31, 2003.

(17) Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 000-24996), dated April 20, 2004, as filed with the Securities and Exchange Commission on April 20, 2004.

(18) Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 000-24996), dated May 25, 2004, as filed with the Securities and Exchange Commission on May 26, 2004.

(19) Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 000-24996), dated June 22, 2004, as filed with the Securities and Exchange Commission on June 22, 2004.

(20) Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 000-24996), dated March 18, 2005, as filed with the Securities and Exchange Commission on March 18, 2005.

(21) Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 000-24996), dated May 24 , 2005, as filed with the Securities and Exchange Commission on May 24, 2005.

(22) Incorporated by reference to the Company’s Current Report on Form 10-Q (File No. 000-24996), dated June 12, 2006, as filed with the Securities and Exchange Commission on June 12, 2006.

(23) Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 000-24996), dated November 3, 2005, as filed with the Securities and Exchange Commission on November 3, 2005.

(24) Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 000-24996), dated May 12, 2006, as filed with the Securities and Exchange Commission on May 12, 2006.

(25) Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 000-24996), dated November 17, 2005, as filed with the Securities and Exchange Commission on November 17, 2005.

(26) Incorporated by reference to Annex B to the Company’s proxy statement for the annual meeting of stockholders for the year ended July 31, 2005, as filed with the Securities and Exchange Commission on November 28, 2005 (File No. 000-24996).

(b)         Exhibits

See Index to exhibits on page 42.

(c)          Financial Statement Schedule

See index to Consolidated Financial Statements and Schedule on page F-1.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  October 30, 2006

INTERNET COMMERCE CORPORATION
By:	/s/ THOMAS J. STALLINGS
Thomas J. Stallings Chief Executive Officer
By:	/s/ GLEN E. SHIPLEY
Glen E. Shipley Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities indicated and on the dates indicated:

Signature	Title	Date
/s/ THOMAS J. STALLINGS	Chief Executive Officer and Director	October 30, 2006
Thomas J. Stallings	(Principal Executive Officer)
/s/ GLEN E. SHIPLEY	Chief Financial Officer (Principal	October 30, 2006
Glen E. Shipley	Financial and Accounting Officer)
/s/ RICHARD J. BERMAN	Director	October 30, 2006
Richard J. Berman
/s/ KIM D. COOKE	Director	October 30, 2006
Kim D. Cooke
/s/ DONALD R. HARKLEROAD	Director	October 30, 2006
Donald R. Harkleroad
/s/ PAUL D. LAPIDES	Director	October 30, 2006
Paul D. Lapides
/s/ ARTHUR R. MEDICI	Director	October 30, 2006
Arthur R. Medici
/s/ JOHN S. SIMON	Director	October 30, 2006
John S. Simon
/s/ MATTHEW W. SHAW	Director	October 30, 2006
Matthew W. Shaw

EXHIBIT INDEX

Exhibit No.	Description
2.1

Agreement and Plan of Merger among the Company, ICC Acquisition Corporation, Inc., a wholly-owned subsidiary of the Company, Research Triangle Commerce, Inc., or RTCI, and the selling shareholders of RTCI (10)

2.2	Agreement and Plan of Merger among the Company, IDC, and the selling shareholders of IDC (4)
2.3

Agreement and Plan of Merger among the Company, ICC Acquisition Corporation Inc., a wholly-owned subsidiary of the Company, Electronics Commerce Systems, Inc., or ECS, and certain shareholders of ECS, dated May 25, 2004 (18)

2.4

Share Purchase Agreement, dated November 1, 2005, by and among the Company, Connective Commerce Associates, the shareholders of the Seller listed on the signature page as Operating Shareholders and The Kodiak Group, Inc. (23)

2.5	Share Purchase Agreement, dated May 9, 2006, by and among the Company, Enable Corp., and the stockholders of Enable Corp. listed on the signature page (24)
3(i).1	Amended and Restated Certificate of Incorporation (1)
3(i).2	Certificate of Merger merging Infosafe Systems, Inc. and Internet Commerce Corporation (1)
3(i).3	Certificate of Amendment to the Amended and Restated Articles of Incorporation (2)
3(i).4	Certificate of Designations—Series C Preferred Stock (8)
3(i).5	Certificate of Designations—Series D Preferred Stock (8)
3(ii).1	Amended and Restated By-laws (6)
3(ii).2	Amendment to the Amended and Restated By-laws (22)
4.1	Specimen Certificate for Class A common stock (3)
4.2	Form of Class A Bridge Warrant issued in the 1998 bridge financing (1)
4.3	Warrant Agreement, dated January 12, 2000, by and among the Company and Cable and Wireless USA, Inc. (8)
4.4	Form of Class A common stock Warrant issued in the October 29, 2001 private placement (13)
4.5	Form of Warrant Agreement issued in the April 30, 2003 and May 1, 2003 private placement (15)
4.6	Form of Registration Rights Agreement, dated April 30, 2003, among the Company and the purchasers of shares of Class A common stock identified therein (15)
4.7	Form of Registration Rights Agreement dated April 30, 2003, between the Company and Blue Water Venture Fund II, L.L.C. (15)
4.8	Warrant Agreement dated May 30, 2003 by and between Silicon Valley Bank, a California-chartered bank (“SVB”) and the Company (16)
4.9	Registration Rights Agreement dated as of May 30, 2003 by and between SVB and the Company (16)

4.10	Form of Warrant Agreement issued in the April 20, 2004 private placement (17)
4.11	Form of Registration Rights Agreement, dated as of April 20, 2004 between the Company and the purchasers of shares of Class A Common Stock identified therein (17)
4.12	Registration Rights Agreement, dated May 9, 2006, by and among the Company and Crossbow Venture Partners, LP (24)
10.1(i)	1994 Stock Option Plan (3)
10.1(ii)	Internet Commerce Corporation 2005 Stock Incentive Plan (26)
10.2	Lease Agreement between 805 Third Ave. Co. and the Company relating to the rental of the Company’s current principal executive office (4)
10.3

Lease Agreement, dated as of May 21, 1999, between JB Squared LLC and the Company relating to the rental of approximately 4,000 square feet at the Lakeview Executive Center, 45 Research Way, East Setauket, New. York, 11733 (5)

10.4	Master Agreement between Cable & Wireless PLC and the Company executed on November 24, 1999 (7)
10.5	Amended and Restated Stock Option Plan (9)
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
10.8

Lease Agreement, dated as of August 2, 2000, by and between IDCRealty, LLC as landlord and the Company as tenant relating to the rental of an approximately 8,000 square feet facility used by the Company’s Service Bureau division (12)

10.9

Lease Agreement, dated as of November 1, 1999, by and between Shannon Oaks Partnership as landlord and RTCI as tenant relating to the rental of an approximately 8,000 square feet facility used by the Company’s Professional Services division (14)

10.10	License Agreement, with Triaton dated July 2002 (13)
10.11	Form of Subscription Agreement, dated as of April 30, 2003, among the Company and the purchasers of shares of Class A common stock identified therein (15)
10.12	Form of Subscription Agreement, dated as of April 30, 2003, between the Company and Blue Water Venture Fund II, L.L.C. for the purchase of shares of Series D Preferred Stock (15)
10.13	Accounts Receivable Financing Agreement, dated as of May 30, 2003 by and between SVB and the Company (16)
10.14	First Loan Modification Agreement, dated as of October 22, 2003 by and between SVB and the Company (16)
10.15	Intellectual Property Security Agreement dated as of May 30, 2003 by and between SVB and the Company (16)

10.16	Form of Securities Purchase Agreement dated as of April 15, 2004 by and among the Company and the purchasers listed on Schedule 1 thereto (17)
10.17	Fourth Loan Modification Agreement dated as of March 16, 2005 by and between SVB and the Company (20)
10.18	Sublease Agreement, dated as of May 18, 2005, by and between Bianco Hopkins & Associates, Inc. and the Company (21)
10.19	Employment Agreement, dated November 17, 2005, by and between the Company and Thomas J. Stallings (25)
21.1*	List of Subsidiaries.
23.1*	Consent of Tauber & Balser, P.C.
23.2*	Consent of Deloitte & Touche LLP
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Filed herewith.

       (1) Incorporated by reference to the Company’s registration statement on Form S-3 (File No. 333-80043), as filed with the Securities and Exchange Commission on June 4, 1999.

       (2) Incorporated by reference to the Company’s Annual Report on Form 10-KSB (File No. 000-24996) for the year ended July 31, 1998, as filed with the Securities and Exchange Commission on October 29, 1998.

       (3) Incorporated by reference to the Company’s registration statement on form SB-2 (File no. 33-83940).

       (4) Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB (File No. 000-24996) for the quarter ended October 31, 1997, as filed with the Securities and Exchange Commission on December 12, 1997.

       (5) Incorporated by reference to Amendment No. 3 to the Company’s registration statement on Form S-3 (File no. 333-80043), as filed with the Securities and Exchange Commission on October 18, 1999.

       (6) Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 000-24996), dated June 30, 1999, as filed with the Securities and Exchange Commission on July 1, 1999.

       (7) Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 000-24996), dated November 24, 1999, as filed with the Securities and Exchange Commission on December 1, 1999.

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

(10) Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 000-24996), dated June 14, 2000, as filed with the Securities and Exchange Commission on June 15, 2000.

(11) Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 000-24996), dated August 2, 2000, as filed with the Securities and Exchange Commission on August 11, 2000.

(12) Incorporated by reference to the Company’s Annual Report on Form 10-KSB (File No. 000-24996) for the year ended July 31, 2000, as filed with the Securities and Exchange Commission on October 13, 2000.

(13) Incorporated by reference to the Company’s registration statement on Form S-3 (File No. 333-99059), as filed with the Securities and Exchange Commission on August 30, 2002.

(14) Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 000-24996) for the year ended July 31, 2002, as filed with the Securities and Exchange Commission on October 31, 2002.

(15) Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 000-24996), dated April 30, 2003, as filed with the Securities and Exchange Commission on May 2, 2003.

(16) Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 000-24996) for the year ended July 31, 2003, as filed with the Securities and Exchange Commission on October 31, 2003.

(17) Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 000-24996), dated April 20, 2004, as filed with the Securities and Exchange Commission on April 20, 2004.

(18) Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 000-24996), dated May 25, 2004, as filed with the Securities and Exchange Commission on May 26, 2004.

(19) Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 000-24996), dated June 22, 2004, as filed with the Securities and Exchange Commission on June 22, 2004.

(20) Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 000-24996), dated March 18, 2005, as filed with the Securities and Exchange Commission on March 18, 2005.

(21) Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 000-24996), dated May 24 , 2005, as filed with the Securities and Exchange Commission on May 24, 2005.

(22) Incorporated by reference to the Company’s Current Report on Form 10-Q (File No. 000-24996), dated June 12, 2006, as filed with the Securities and Exchange Commission on June 12, 2006.

(23) Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 000-24996), dated November 3, 2005, as filed with the Securities and Exchange Commission on November 3, 2005.

(24) Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 000-24996), dated May 12, 2006, as filed with the Securities and Exchange Commission on May 12, 2006.

(25) Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 000-24996), dated November 17, 2005, as filed with the Securities and Exchange Commission on November 17, 2005.

(26) Incorporated by reference to Annex B to the Company’s proxy statement for the annual meeting of stockholders for the year ended July 31, 2005, as filed with the Securities and Exchange Commission on November 28, 2005 (File No. 000-24996).

INTERNET COMMERCE CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Internet Commerce Corporation
Norcross, Georgia

We have audited the accompanying consolidated balance sheets of Internet Commerce Corporation and subsidiaries (the “Company”) as of July 31, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income (loss), and cash flows for the years then ended. Our audit also included the financial statement schedule listed at Item 15. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Internet Commerce Corporation and subsidiaries as of July 31, 2006 and 2005 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ TAUBER & BALSER, P.C.
Atlanta, GA
September 28, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Internet Commerce Corporation
Norcross, Georgia

We have audited the accompanying consolidated statements of operations, changes in stockholders’ equity and other comprehensive income, and cash flows for the year ended July 31, 2004 of Internet Commerce Corporation (the “Company”). Our audit also included the financial statement schedule listed at Item 15. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Out responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of Internet Commerce Corporation’s operations and its cash flows for the period ended July 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP
New York, New York
October 28, 2004

INTERNET COMMERCE CORPORATION
Consolidated Balance Sheets

	As of July 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$6,988,753	$3,983,005
Accounts receivable, net of allowance for doubtful accounts and allowance for sales returns and allowances of $458,061 and $581,907, respectively	3,631,135	3,476,211
Prepaid expenses and other current assets	461,778	403,659
Total current assets	11,081,666	7,862,875
Restricted cash	432,974	417,330
Property and equipment, net	1,113,701	629,919
Goodwill	6,148,332	3,842,536
Other intangible assets, net	4,829,772	1,772,757
Other assets	37,822	32,373
Total assets	$23,644,267	$14,557,790
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$662,151	$226,097
Accrued expenses	574,783	1,490,604
Accrued dividends—preferred stock	232,329	232,329
Deferred revenue	261,214	152,434
Capital lease obligation	—	3,645
Lease liability from acquisition	249,940	748,949
Other current liabilities	116,280	145,250
Total current liabilities	2,096,697	2,999,308
Long-term lease liability from acquisition	967,442	1,216,280
Total liabilities	3,064,139	4,215,588
Commitments and contingencies (See Note 12)
Stockholders’ Equity:
Preferred stock—5,000,000 shares authorized, including 10,000 shares of series C and 250 shares of series D:
Series C Preferred Stock—par value $.01 per share, 44.76 votes per share; 10,000 shares issued and outstanding (liquidation value of $10,232,329)	100	100
Series D Preferred Stock—par value $.01 per share, 769 votes per share; 250 shares issued and outstanding (liquidation value of $250,000)	3	3
Common stock:
Class A—par value $.01 per share, 40,000,000 shares authorized, one vote per share; 22,712,944 and 19,414,420 shares issued and outstanding, respectively	227,129	194,144
Class B—par value $.01 per share, 2,000,000 shares authorized, six votes per share; none issued and outstanding	—	—
Additional paid-in capital	103,042,746	95,813,761
Accumulated deficit	(82,689,850)	(85,665,806)
Total stockholders’ equity	20,580,128	10,342,202
Total liabilities and stockholders’ equity	$23,644,267	$14,557,790

See notes to consolidated financial statements.

INTERNET COMMERCE CORPORATION
Consolidated Statements of Operations

	Year Ended July 31,
	2006	2005	2004
Service revenues	$19,771,095	$16,704,631	$11,704,803
Expenses:
Cost of services	6,780,232	6,046,593	6,775,367
Impairment of capitalized software development costs	—	—	44,983
Product development and enhancement	632,674	854,913	1,078,842
Selling and marketing	2,107,949	2,672,627	3,164,550
General and administrative	8,096,708	6,903,360	4,747,329
	17,617,563	16,477,493	15,811,071
Operating income (loss)	2,153,532	227,138	(4,106,268)
Other income and (expense):
Interest and investment income	200,328	39,240	2,683
Investment gain	—	—	67,834
Interest expense	(158,687)	(4,569)	(50,712)
Gain on sale of patents	783,750	—	—
Other income (loss)	57,671	2,575	(146)
	883,062	37,246	19,659
Income (loss) before income taxes	3,036,594	264,384	(4,086,609)
Provision for income taxes, current	60,638	30,390	—
Net income (loss)	2,975,956	233,994	(4,086,609)
Dividends on preferred stock	(400,000)	(400,000)	(401,061)
Net income (loss) attributable to common stockholders	$2,575,956	$(166,006)	$(4,487,670)
Basic income (loss) per common share	$0.12	$(0.01)	$(0.30)
Diluted income (loss) per common share	$0.11	$(0.01)	$(0.30)
Anti-dilutive stock options and warrants outstanding	1,584,704	4,698,717	7,698,395
Weighted average number of common shares outstanding—basic	20,643,139	19,230,869	15,025,524
Weighted average number of common shares outstanding—diluted	22,640,496	19,603,540	15,025,524

See notes to consolidated financial statements.

INTERNET COMMERCE CORPORATION

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (Loss)

Preferred Stock				Common Stock					Accumulated
								Additional		Other	Total
Series C		Series D		Class A		Class B		Paid-In		Comprehensive	Stockholders’
Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income(Loss)	Equity
Balance—July 31, 2003	10,000	$100	250	$3	13,797,566	$137,976	—	$—	$87,489,583	$(81,813,191)	$25,665	$5,840,136
Proceeds from 2004 private placement of common stock and warrants					2,831,707	28,317			4,404,600			4,432,917
Expenses incurred from 2003 private placement of Series D Preferred Stock, common stock and warrants									(23,385)			(23,385)
Common stock issued relating to the acquisition of ECS					1,941,409	19,414			2,446,175			2,465,589
Proceeds from exercise of warrants					28,846	288			42,115			42,403
Return of common stock in compliance with NASD Marketplace Rule 4350 (i) (1) (A)					(11,091)	(111)			111			—
Stock based compensation expense									671,118			671,118
Common stock issued to directors					104,382	1,044			130,762			131,806
Proceeds from exercise of employee stock options					3,666	37			4,029			4,066
Accrued dividends on preferred stock									(401,061)			(401,061)
Common stock issued as payment for dividends on preferred stock, net of tax					361,702	3,617			336,383			340,000
Forfeiture of cash related to options issued in acquisition of RTCI									42,926			42,926
Net loss										(4,086,609)		(4,086,609)
Unrealized gain—marketable securities											42,169	42,169
Reclassification of unrealized gain on marketable securities											(67,834)	(67,834)
Total comprehensive loss												$(4,112,274)
Balance—July 31, 2004	10,000	$100	250	$3	19,058,187	$190,582	—	$—	$95,143,356	$(85,899,800)	$ —	$9,434,241

See notes to consolidated financial statements.

INTERNET COMMERCE CORPORATION

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (Loss) (Continued)

Preferred Stock				Common Stock					Accumulated
								Additional		Other	Total
Series C		Series D		Class A		Class B		Paid-In		Comprehensive	Stockholders’
Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income(Loss)	Equity
Balance—July 31, 2004	10,000	$100	250	$3	19,058,187	$190,582	—	$—	$95,143,356	$(85,899,800)	$—	$9,434,241
Proceeds from exercise of employee stock options					34,300	343			41,932			42,275
Common stock issued for services related to 2004 private placement									(23,512)			(23,512)
Common stock issued to directors					85,666	856			121,020			121,876
Stock based compensation expense									508,992			508,992
Common stock issued as payment for dividends on preferred stock, net of tax					236,267	2,363			397,637			400,000
Forfeiture of cash related to options issued in acquisition of RTCI									23,878			23,878
Accrued dividends on preferred stock									(399,542)			(399,542)
Net income										233,994		233,994
Balance—July 31, 2005	10,000	$100	250	$3	19,414,420	$194,144	—	$—	$95,813,761	$(85,665,806)	$—	$10,342,202

See notes to consolidated financial statements.

INTERNET COMMERCE CORPORATION

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (Loss) (Continued)

Preferred Stock				Common Stock					Accumulated
								Additional		Other	Total
Series C		Series D		Class A		Class B		Paid-In		Comprehensive	Stockholders’
Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance—July 31, 2005	10,000	$100	250	$3	19,414,420	$194,144	—	$—	$95,813,761	$(85,665,806)	$—	$10,342,202
Proceeds from exercise of employee stock options					467,720	4,783			727,638			732,421
Common stock issued related to the acquisition of Enable					686,324	6,863			2,625,876			2,632,739
Common stock issued to directors					29,998	300			86,700			87,000
Stock based compensation expense									631,005			631,005
Common stock issued as payment for dividends on preferred stock, net of tax					141,844	1,418			398,582			400,000
Forfeiture of cash related to options issued in acquisition of RTCI									20,962			20,962
Accrued dividends on preferred stock									(400,000)			(400,000)
Refund of withholding taxes on preferred stock dividend									60,000			60,000
Proceeds from exercise of warrants					1,973,595	19,631			3,078,212			3,097,843
Other					(957)	(10)			10			—
Net income										2,975,956		2,975,956
Balance—July 31, 2006	10,000	$100	250	$3	22,712,944	$227,129	—	$—	$103,042,746	$(82,689,850)	$—	$20,580,128

See notes to consolidated financial statements.

INTERNET COMMERCE CORPORATION
Consolidated Statements of Cash Flows

	Year Ended July 31,
	2006	2005	2004
Cash flows from operating activities:
Net income (loss)	$2,975,956	$233,994	$(4,086,609)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Impairment of capitalized software	—	—	44,983
Depreciation and amortization	1,289,592	1,537,543	1,445,111
Bad debt expense	629,141	431,584	176,670
Non-cash interest expense	159,208	—	28,434
Realized gain on sale of marketable securities	—	—	(67,834)
Realized loss on disposal of fixed assets	21,656	—	—
Gain on sale of patents	(783,750)	—	—
Non-cash charges for equity instruments issued for compensation and services	646,005	692,452	800,839
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	278,257	(1,753,332)	(309,449)
Prepaid expenses and other assets	(1,416)	(28,529)	48,731
Accounts payable	222,309	(297,606)	(476,448)
Accrued expenses	(962,113)	(320,465)	(337,420)
Deferred revenue	(190,640)	19,371	(49,753)
Lease liability from acquisition	(747,847)	(325,806)	—
Other liabilities	(177,625)	(275,861)	(92,884)
Net cash provided by (used in) operating activities	3,358,733	554,275	(2,875,629)
Cash flows from investing activities:
Payment for purchase of acquisitions, net of cash acquired	(4,413,372)	208,605	69,316
Additional costs of previous acquisition	(65,000)	(121,296)	—
Purchases of property and equipment	(549,046)	(415,431)	(63,266)
Proceeds from sales of marketable securities	—	—	134,110
Proceeds from sale of patents	783,750	—	—
Proceeds from sales of property and equipment	4,064	—	—
Net cash provided by (used in) investing activities	(4,239,604)	(328,122)	140,160
Cash flows from financing activities:
Proceeds from issuance of common stock and warrants, net	—	—	4,409,531
Common stock issued for services related to 2004 private placement	—	(23,512)	—
Proceeds from exercise of warrants	3,097,843	—	42,403
Proceeds from exercise of employee stock options	732,421	42,275	4,066
Refund (payment) of withholding taxes on preferred stock dividends	60,000	—	(60,000)
Payments of capital lease obligations	(3,645)	(51,554)	(154,227)
Net cash provided by (used in) financing activities	3,886,619	(32,791)	4,241,773
Net increase in cash and cash equivalents	3,005,748	193,362	1,506,304
Cash and cash equivalents, beginning of year	3,983,005	3,789,643	2,283,339
Cash and cash equivalents, end of year	$6,988,753	$3,983,005	$3,789,643
Supplemental disclosure of cash flow information:
Cash paid for interest	$257	$4,569	$22,278
Cash paid for income taxes	$113,750	$—	$—

See notes to consolidated financial statements.

INTERNET COMMERCE CORPORATION
Notes to consolidated financial statements

1. ORGANIZATION AND NATURE OF BUSINESS

Internet Commerce Corporation (“ICC” or the “Company”) provides Internet-based services for the e-commerce business-to-business communication services market. ICC.NET™, the Company’s global Internet-based value added network, or VAN, provides supply chain connectivity solutions for electronic data interchange, or EDI, and offers users a vehicle to securely send and receive files of any format and size.

The ICC.NET system uses the Internet and proprietary technology to deliver customers’ documents and data files to members of their trading communities, many of which have incompatible systems, by translating the documents and data files into any format required by the receiver. The system can be accessed using a standard Web browser or multiple other communications protocols.

The Company has the capability to facilitate the development and operation of comprehensive business-to-business electronic commerce solutions. The Company can provide professional service electronic commerce solutions involving EDI through mission critical electronic commerce consulting, electronic commerce software, outsourced electronic commerce services and technical resource management.

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

Reclassifications:

Certain prior year balances have been reclassified to confirm to the current year presentation. In fiscal year 2005, other liabilities have been reclassified into lease liability from acquisition, which had no impact on the consolidated balance sheets, consolidated statements of changes in stockholders’ equity and comprehensive income (loss), but did have an impact on certain captions on the consolidated statements of cash flows.

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

INTERNET COMMERCE CORPORATION
Notes to consolidated financial statements (Continued)

2. SIGNIFICANT ACCOUNTING POLICIES AND PROCEDURES (Continued)

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

Revenue from professional service contracts are recognized using the percentage-of-completion method of accounting, as prescribed by SOP 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” The percentage of completion for each contract is determined based on the ratio of direct labor hours incurred to total estimated direct labor hours required to complete the contract. The Company may periodically encounter revisions in estimated costs and other factors that may lead to a change in the estimated profitability of a fixed-price contract. In such circumstances, adjustments to cost and profitability estimates are made in the period in which the underlying factors requiring such revisions become known. If such revisions indicate a loss on a contract, the entire loss is recorded at such time. Amounts billed in advance of services being performed are recorded as deferred revenue. Certain fixed-fee contracts may have substantive customer acceptance provisions. The acceptance terms generally include a single review and revision cycle for each deliverable to incorporate the customer’s suggested or required modifications. Deliverables are considered accepted upon completion of the review and revision cycle and revenue is recognized upon that acceptance. The revenue calculated under the percentage of completion method was not significant in the current year.

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

INTERNET COMMERCE CORPORATION
Notes to consolidated financial statements (Continued)

2. SIGNIFICANT ACCOUNTING POLICIES AND PROCEDURES (Continued)

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

Accounts receivable:

Accounts receivable are stated at the amount management expects to collect from outstanding balances. Management provides for estimated uncollectible amounts through an allowance for doubtful accounts and an allowance for sales returns and allowances. The allowance for doubtful accounts results in a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts. Balances that are still outstanding after management has performed reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. The allowance for sales returns and allowances is recorded as a reduction of total revenue and a credit to the allowance account based on specific review of account balances. Credit is granted to customers without requiring collateral. The amount of accounting loss for which we are at risk in these unsecured accounts receivable is limited to their carrying value.

Earnings per share of common stock:

The Company calculates its earnings per share (“EPS”) under the provisions of Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“SFAS 128”). SFAS 128 requires dual presentation of “basic” and “diluted” earnings per share on the face of the statement of operations. In accordance with SFAS 128, basic earnings per common share is computed by dividing the net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share is calculated by dividing net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding and all dilutive potential common shares that were outstanding during the period. The per

INTERNET COMMERCE CORPORATION
Notes to consolidated financial statements (Continued)

2. SIGNIFICANT ACCOUNTING POLICIES AND PROCEDURES (Continued)

share effects of potential common shares such as warrants, options and convertible preferred stock have been excluded from the calculation of diluted loss per share for the years ended July 31, 2005 and 2004, as their effect would be antidilutive in those periods.

The following data show the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock:

	For the year ended July 31, 2006
	Income	Shares	Per Share Amount
Net income	$2,975,956
Less: Series C preferred dividends	$(400,000)
Basic EPS
Income available to common stockholders	$2,575,956	20,643,139	$0.12
Effect of Dilutive Securities
Warrants	—	240,992
Stock options	—	1,564,058
Series D preferred stock	—	192,307
Diluted EPS
Income available to common stockholders	$2,575,956	22,640,496	$0.11

Options and warrants of 1,137,076 were not included in computing diluted EPS nor were series C preferred convertible shares of 447,628 because their effects were antidilutive.

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

The Company capitalizes the costs of acquiring, developing and testing software to meet the Company’s internal needs. Under the provisions of SOP 98-1, the Company capitalizes costs associated with software developed or obtained for internal use when both the preliminary project stage is completed and management has authorized further funding for the project which it deems probable will be completed and used to perform the function intended. Capitalized costs include only (1) external direct costs of materials and services consumed in developing or obtaining internal-use software, (2) payroll and payroll-related costs for employees who are directly associated with and devote time to the internal-use software project and (3) interest costs incurred while developing internal-use software. Capitalization of such costs ceases no later than the point at which the project is substantially complete and ready for its intended use. Software development costs are amortized using a straight-line method over a three-year period. Accumulated amortization of software development costs included in internally developed systems was $537,230, $193,642, and $380,179 at July 31, 2006, 2005 and 2004, respectively. No amounts were capitalized in the fiscal years ended July 31, 2006, 2005 and 2004.

The Company capitalizes the costs of computer software to be sold or otherwise marketed in accordance with the provisions of SFAS 86. Costs related to the conceptual formulation and design of

INTERNET COMMERCE CORPORATION
Notes to consolidated financial statements (Continued)

2. SIGNIFICANT ACCOUNTING POLICIES AND PROCEDURES (Continued)

software are expensed as product development. Costs incurred subsequent to the establishment of technological feasibility are capitalized. Capitalization of costs ceases when the product is available for general release to customers. Capitalized software costs are amortized over the shorter of three years or the expected life of the product. Amortization of these software development costs amounted to $0, $0 and $11,417 for the fiscal years ended July 31, 2006, 2005, and 2004, respectively. No development costs were capitalized under the provisions of SFAS 86 during the fiscal years ended July 31, 2006, 2005, and 2004. For the fiscal year ended July 31, 2004, the Company recorded impairment charges of approximately $45,000 for previously capitalized software development costs related to in-process software development projects of its EC Service Bureau. The Company decided not to complete these projects due to unfavorable market conditions.

Stock-based compensation:

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”(“SFAS 123R”), which revises Statement of Financial Accounting Standards No. 123 (“SFAS 123”) and supersedes Accounting Principles Board Opinion No. 25 (“APB 25”). SFAS 123R requires companies to record in the financial statements all share-based payments to employees, including grants of stock options, based on the fair-value of the grant date of the stock. The company adopted SFAS 123R on August 1, 2005. In January 2004, the Company had adopted the fair value provisions of SFAS 123, which are now required by SFAS 123R. Pursuant to the transition provisions of SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS 148”), the Company had elected the prospective method and applied the fair value method of accounting to all equity instruments issued to employees on or after August 1, 2003. The fair value method is not applied to stock option awards granted in fiscal years prior to the fiscal year ended July 31, 2004. Such awards will continue to be accounted for under the intrinsic value method pursuant to Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), except to the extent that prior years’ awards are modified subsequent to August 1, 2003. Option awards granted prior to August 1, 2003 that have not been modified or settled continue to be accounted for under the intrinsic value method of APB 25. Therefore, the cost related to stock-based employee compensation included in the determination of the net income or loss for the fiscal years ended July 31, 2005 and 2004 is less than that which would have been recognized if the fair value based method had been applied to all awards since their date of grant. The following table illustrates the effect on net income (loss) and net income (loss) per common share if the fair value based method had been applied to all outstanding and unvested awards in each period.

INTERNET COMMERCE CORPORATION
Notes to consolidated financial statements (Continued)

2. SIGNIFICANT ACCOUNTING POLICIES AND PROCEDURES (Continued)

	2006	2005	2004
Net income (loss), as reported	$2,575,956	$(166,006)	$(4,487,670)
Add: Stock-based employee compensation expense included in reported net income (loss)	631,005	508,992	628,712
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(631,005)	(512,557)	(633,104)
Pro forma net income (loss)	$2,575,956	$(169,571)	$(4,492,062)
Basic income (loss) per common share:
As reported	$0.12	$(0.01)	$(0.30)
Pro forma	$0.12	$(0.01)	$(0.30)
Diluted income (loss) per common share:
As reported	$0.11	$(0.01)	$(0.30)
Pro forma	$0.11	$(0.01)	$(0.30)

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

INTERNET COMMERCE CORPORATION
Notes to consolidated financial statements (Continued)

2. SIGNIFICANT ACCOUNTING POLICIES AND PROCEDURES (Continued)

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

Marketable securities:

Marketable securities are classified as available for-sale securities. Unrealized holding gains and losses are recorded as other comprehensive income, net of any related tax effect (See Note 5).

Fair value of financial instruments:

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, restricted time deposits, accounts payable, accrued expenses and other liabilities, approximate fair value due to their short maturities.

3. ACQUISITIONS

ENABLE

On May 9, 2006, the Company acquired all of the outstanding shares of Enable Corp. (“Enable”), a privately held corporation with offices in New York City that provides trading community portals, web based EDI trading tools, and EDI professional services to a variety of industries. Under the terms of the Share Purchase Agreement, the Company paid $4.2 million in cash and issued 686,324 shares of its class A common stock valued at approximately $2.6 million.

INTERNET COMMERCE CORPORATION
Notes to consolidated financial statements (Continued)

3. ACQUISITIONS (Continued)

The following table sets forth the components of the purchase price for Enable as of July 31, 2006.

Cash on closing	$4,203,000
ICC class A common stock issued	2,632,739
Transaction costs	416,208
Total purchase price	$7,251,947

The following table provides the estimated fair value of assets acquired and liabilities assumed in the Enable acquisition:

Cash	$991,747
Accounts receivable	705,386
Restricted cash	15,000
Other assets	14,975
Fixed assets	246,520
Intangible assets—acquired technology	1,775,000
Intangible assets—trade names	250,000
Intangible assets—customer relationships	1,500,000
Liabilities	(510,778)
Fair value of net assets acquired	$4,987,850
Goodwill	$2,264,097
Total purchase price	$7,251,947

The recorded other net tangible assets are estimated to have a life of two to three years. The acquired technology intangibles are estimated to have a life between one and four years, and the customer relationship and trade names intangibles are estimated to have a life of seven years. We recorded $2,264,000 in goodwill from the Enable acquisition. Revenue from the Enable acquisition includes hosting and transaction fees, administrative fees and professional services, which are part of our ICC.NET segment. Goodwill and intangible assets are deductible for tax purposes.

Enable Pro Forma Financial Information

The following unaudited pro forma summary financial information presents the consolidated results of operations of the Company as if the acquisition of Enable had occurred on August 1, 2004. The pro forma results are shown for illustrative purposes only and do not purport to be indicative of the results that would have been reported if the acquisition had occurred on the date indicated or indicative of the results which may occur in the future. The results of operations of Enable are consolidated with the results of operations of the Company subsequent to the acquisition date.

	July 31, 2006	July 31, 2005
Revenues	$22,857,358	$18,370,000
Net income (loss)	$1,901,067	$(712,000)
Basic income (loss) per common share	$0.09	$(0.06)
Diluted income (loss) per common share	$0.08	$(0.06)

INTERNET COMMERCE CORPORATION
Notes to consolidated financial statements (Continued)

3. ACQUISITIONS (Continued)

The acquisition of Enable was made to strengthen the Company’s web based trading technology offering and customer base.

KODIAK

On November 1, 2005, the Company acquired the outstanding share of the Kodiak Group, Inc. (“Kodiak”), a privately held company delivering EDI outsourcing and global data synchronization services to blue chip customers in a variety of industries. Under the terms of the Share Purchase Agreement, the Company paid $1.0 million in cash on close, will pay an additional $1.0 million in cash should the Kodiak operations generate revenue of no less than $3.0 million over the first twelve months following the acquisition, and up to an additional $0.5 million on a pro-rated basis should the Kodiak operations generate between $3.25 and $4.0 million in revenue over the first twelve months following the acquisition. The Company has based its allocation of the purchase price on the assumption that the sellers of Kodiak will not receive any of the additional payments outlined above.

Cash on closing	$1,000,000
Transaction costs	53,942
Total purchase price	$1,053,942

The following table provides the estimated fair value of assets acquired and liabilities assumed in the Kodiak acquisition:

Cash	$167,323
Accounts receivable	358,168
Other assets	61,252
Fixed assets	109,597
Intangible assets—customer relationships	425,947
Liabilities	(68,345)
Total purchase price	$1,053,942

The recorded other net tangible assets are estimated to have a life of two years and the customer relationship intangible is estimated to have a life of five years. Revenue from the Kodiak acquisition includes professional services and mapping revenue, which is a part of our ICC.NET segment and EDI outsourcing, which is a part of our EC Service Bureau segment. There was no goodwill recorded as a result of this acquisition. The results of operations of Kodiak are consolidated with the results of operations of the Company subsequent to the acquisition date. The acquisition of Kodiak was made to enhance the Company’s professional services offerings as well as expand the Company’s customer base. No pro forma information regarding revenue and income for Kodiak is provided as the effect of the acquisition on the consolidated financial statements is not material. Acquired intangible assets are deductible for tax purposes.

INTERNET COMMERCE CORPORATION
Notes to consolidated financial statements (Continued)

3. ACQUISITIONS (Continued)

MEC

On March 17, 2005, the Company completed the acquisition of QRS Corporation’s (“QRS”) Managed EC™ business (“MEC”), from the parent company of QRS, Inovis International, Inc. (“Inovis”). The consideration for the acquisition of this business was the assumption of certain liabilities that have been recorded on the Company’s books per Statement of Financial Accounting Standards No. 141 “Business Combinations” (“FASB 141”).

As part of the transaction, the Company assumed an unfavorable lease for office space located in New York. Per FASB 141, the Company recorded the present value of the estimated difference between the estimated cash amounts due under the existing terms of the lease; cash received from Inovis as part of the transaction net of the estimated current market value of cash flows receivable from a sublease. In January of 2006, the Company entered into a sublease for the MEC space and adjusted the Company’s original estimated sublease cash flows to the actual expected cash flow per the terms of the sublease. As of  March 17, 2005, the Company has recorded approximately $2,268,000 as other liabilities under the original lease. In addition, the Company assumed certain employee obligations, transition services fees payable to Inovis and other estimated closing costs of the MEC New York location that have been recorded as other accrued liabilities for approximately $376,000. The total allocated purchase price was $2,355,480.

Under the FASB 141 allocation, the Company recorded fixed assets and leasehold improvements of approximately $210,000, restricted cash of approximately $420,000, intangibles for customer relationships of approximately $737,000 and goodwill of approximately $1,224,000. The recorded fixed assets are estimated to have a life of two years; the leasehold improvements are being amortized over the term of the lease and the customer relationship intangible will be amortized over five years. The recorded goodwill will be subject to annual impairment testing under Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangibles”.

At the date of acquisition, the intangible assets of MEC consisted of its customer relationships, valued at $737,000.

The following table sets forth the components of the purchase price for MEC as of March 17, 2005:

Assumption of lease	$2,267,734
Transaction costs	87,746
Total purchase price	$2,355,480

INTERNET COMMERCE CORPORATION
Notes to consolidated financial statements (Continued)

3. ACQUISITIONS (Continued)

The following table provides the estimated fair value of assets acquired and liabilities assumed in the MEC acquisition:

Cash	$231,351
Restricted cash	420,122
Fixed assets	209,623
Intangible assets—customer relationships	736,739
Liabilities	(466,056)
Fair value of net assets acquired	1,131,779
Goodwill	$1,223,701
Total purchase price	$2,355,480

MEC Pro Forma Financial Information

The following unaudited pro forma summary financial information presents the consolidated results of operations of the Company as if the acquisition of MEC had occurred on August 1, 2004. The pro forma results are shown for illustrative purposes only and do not purport to be indicative of the results that would have been reported if the acquisitions had occurred on the dates indicated or indicative of the results which may occur in the future. The results of operations of MEC are consolidated with the results of operations of the Company subsequent to the acquisition date.

July 31, 2005
Revenues	$19,792,678
Net income	$234,213
Basic and diluted income per common share	$0.01

The acquisition of MEC was completed in order to strengthen the Company’s EC Service Bureau segment and to acquire approximately 1,500 new customers. The purchase price was composed of the assumption of liabilities, primarily the assumption of an unfavorable lease. As a service business, the MEC had little in the way of hard assets resulting in a purchase price allocation for intangibles composed primarily of goodwill.

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

INTERNET COMMERCE CORPORATION
Notes to consolidated financial statements (Continued)

3. ACQUISITIONS (Continued)

The ECS merger was accounted for under the purchase method of accounting and, accordingly, the acquired assets and liabilities of ECS were recorded based on their fair values at the date of acquisition. The results of operations of ECS are consolidated with the results of operations of the Company subsequent to the acquisition date.

The following table sets forth the components of the purchase price for ECS as of June 22, 2004:

Value of class A common stock issued	$2,465,589
Transaction costs	432,982
Total purchase price	$2,898,571

The following table provides the estimated fair value of assets acquired and liabilities assumed:

Cash	$174,875
Accounts receivable	288,794
Fixed assets	61,707
Other assets	6,093
Intangible assets—customer relationships	215,906
Intangible assets—acquired technology	876,870
Liabilities	(174,283)
Fair value of net assets acquired	1,449,962
Goodwill	$1,448,609
Total purchase price	$2,898,571

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

INTERNET COMMERCE CORPORATION
Notes to consolidated financial statements (Continued)

4. GOODWILL AND ACQUIRED INTANGIBLE ASSETS

Intangible assets are summarized as follows (in thousands):

	Weighted
	average
	amortization	July 31,
	period	2006	2005
Mapping technology	5	$4,780,000	$4,780,000
Purchased customer relationships	6	2,878,592	952,645
Internally developed systems	4	2,651,870	876,870
Tradenames	7	250,000	—
Intangible assets, gross		10,560,462	6,609,515
Less accumulated amortization:
Mapping technology		(4,780,000)	(4,541,000)
Purchased customer relationships		(405,325)	(102,116)
Internally developed systems		(537,230)	(193,642)
Tradenames		(8,135)	—
Accumulated amortization		(5,730,690)	(4,836,758)
Intangible assets, net		$4,829,772	$1,772,757

At July 31, 2006 and 2005, mapping technology was related entirely to the RTCI acquisition and was fully amortized at year end. Internally developed systems  as of July 31, 2006 included internally developed systems acquired from the ECS and Enable acquisitions, while at July 31, 2005, the balance only represented systems acquired from the ECS acquisition.

At July 31, 2006 and 2005, intangible assets included customer relationships acquired from the ECS, MEC, Kodiak and Enable acquisitions. Tradenames as of July 31, 2006 were related entirely to the Enable acquisition.

The Company did not have any indefinite lived intangible assets that were not subject to amortization as of July 31, 2006 and 2005. The aggregate amortization expense for other intangible assets was $893,000, $1,229,000 and $979,000 for the years ended July 31, 2006, 2005 and 2004, respectively.

As of July 31, 2006, estimated amortization expense for other intangible assets for the remaining life of those assets are as follows:

Fiscal Year	Estimated Amortization Expense
2007	$1,350,081
2008	$1,046,598
2009	$1,023,832
2010	$694,907
2011	$271,298
2012	$250,000
2013	$193,056

INTERNET COMMERCE CORPORATION
Notes to consolidated financial statements (Continued)

4. GOODWILL AND ACQUIRED INTANGIBLE ASSETS (Continued)

The changes in the carrying amount of goodwill for the years ended July 31, 2006 and 2005 are as follows:

	ICC.NET	EC Service Bureau	Total
Balance at July 31, 2004	$26,132	$2,513,106	$2,539,238
Acquired goodwill	—	1,303,297	1,303,297
Balance at July 31, 2005	$26,132	$3,816,403	$3,842,535
Acquired goodwill	2,264,097	41,700	2,305,797
Balance at July 31, 2006	$2,290,229	$3,858,103	$6,148,332

The goodwill of all reporting units is tested annually for impairment as of August 1.

5. MARKETABLE SECURITIES

Equity investments, which consisted of investments in publicly traded companies for which the Company did not have the ability to exercise significant influence, were classified as available-for-sale and stated at fair value based on quoted market rates. Adjustments to the fair value of available-for-sale investments were recorded as a component of other comprehensive income (loss).

In January 2004, the Company disposed of all its available-for-sale marketable securities and recorded a gain of $67,834. The Company has held no available-for-sale marketable securities as of that date.

6. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	Estimated
	Useful Lives	July 31,
	(Years)	2006	2005
Computers and office equipment	3	$4,898,756	$3,211,264
Furniture and fixtures	7	442,459	374,194
Purchased software	3	1,262,640	1,045,527
Leasehold improvements	Various	331,728	313,558
		6,935,583	4,944,543
Less accumulated depreciation and amortization		(5,821,882)	(4,314,624)
		$1,113,701	$629,919

Depreciation and amortization expense related to property and equipment, including property and equipment acquired under capital leases, was approximately $396,000, $291,000 and $397,000 for the years ended July 31, 2006, 2005 and 2004, respectively. As of July 31, 2006 and 2005, property and equipment acquired under capital leases had a cost basis of $419,921 and accumulated amortization of $419,921 and $416,276, respectively.

7. GAIN ON SALE OF PATENTS

On June 12, 2006, the Company sold four outstanding patents and related patent applications of same relating to information security technology to Harmony Logic Systems LLC (“Purchaser”). These patents

INTERNET COMMERCE CORPORATION
Notes to consolidated financial statements (Continued)

7. GAIN ON SALE OF PATENTS (Continued)

were not being used in the Company’s services offerings and were considered immaterial to business operations. The Purchaser paid the Company $825,000 in cash in consideration for the assignment of these patents and granted us a royalty-free, irrevocable worldwide license for the patents. In addition, the Company may receive a royalty of 10% of the net consideration from the licensing of the patents, if any. Costs related to the sale of the patent were $41,250, resulting in a net gain on the sale of $783,750.

8. ACCRUED EXPENSES

Accrued expenses consist of the following:

	July 31,
	2006	2005
Employee compensation and severance	$134,834	$630,000
Royalties	57,204	—
Vacation	147,889	300,598
Professional fees	10,000	20,000
Medical benefit premiums	106,006	—
Board of directors fees	—	162,000
Other	118,850	378,006
	$574,783	$1,490,604

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

In connection with the 2004 Private Placement, the Company incurred fees and expenses of $748,488, of which $423,274 was paid in cash at closing, $99,309 was paid in cash and $225,905 was paid by issuing warrants to purchase 283,170 shares of class A common stock. The fair value of the warrants was estimated by management using the Black Scholes option-pricing model. These warrants have substantially the same terms as the warrants issued in the 2004 Private Placement.

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

INTERNET COMMERCE CORPORATION
Notes to consolidated financial statements (Continued)

9. STOCKHOLDERS’ EQUITY (Continued)

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

Class B Common Stock:

Class B common stock is convertible into class A common stock on a one-for-one basis both upon the request of the holder of the class B common stock or automatically upon transfer of the class B common stock to a stockholder that did not hold any class B common stock before the transfer. Class B common stock is entitled to six votes per share, but in all other respects each share of class B common stock is identical to a share of class A common stock. There were no shares of class B common stock outstanding as of July 31, 2006 and 2005.

Series C Preferred Stock:

During the fiscal year ended July 31, 2000, the Company issued 10,000 shares of series C preferred stock and warrants to purchase 400,000 shares of class A common stock, at an exercise price of $22.21 per share, to Cable & Wireless, PLC (“C&W”) for a total consideration of $10,000,000. On January 12, 2000, C&W filed both a Form 3 and a Schedule 13D with the Securities and Exchange Commission stating that the series C preferred stock were directly held by Cable & Wireless USA (“C&W USA”).

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

INTERNET COMMERCE CORPORATION
Notes to consolidated financial statements (Continued)

9. STOCKHOLDERS’ EQUITY (Continued)

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

The holders of the outstanding shares of series C preferred stock are entitled to receive a 4% per share annual cumulative dividend payable in cash or shares of common stock at the option of the Company. Each share of series C preferred stock is deemed to have a value of $1,000 and each share of common stock to be paid as a dividend shall be valued at the average of the Market Price (as defined by the certificate of designation of the series C convertible preferred stock) for ten consecutive trading days ending two days prior to the payment date. Dividends are payable on January 1 of each year. Dividends accrue and are cumulative on a daily basis, whether or not earned or declared. In January 2005, 2004 and 2003, the Company issued 236,267, 361,702 and 302,343 shares of class A common stock in payment of the dividends on series C preferred stock, respectively. The 2004 dividend was reduced by fifteen percent due to a mandatory IRS tax withholding paid in March 2004 in the amount of $60,000, which was subsequently refunded during 2006.

On October 14, 2004, the Board of Directors declared a dividend on the series C preferred stock for 2004 payable on January 1, 2005 in shares of class A common stock in the amount of $400,000, which, per the terms of the series C preferred stock, amounted to 236,267 shares. After the Company had recorded the issuance of the shares as payment for the dividend, but before the certificate representing the class A common stock was physically issued, the Company began discussions with Cable & Wireless PLC (“C&W”), purported owner of the series C preferred stock, about retiring the series C preferred stock. As these discussions progressed, the Company realized that there was substantial evidence that the series C preferred stock was held by C&W USA, a formerly wholly owned subsidiary of C&W that filed Chapter 11 bankruptcy in the United States on December 8, 2003. On January 6, 2006 the Company filed a complaint for declaratory judgment in the United States Bankruptcy Court (“the Court”) naming Omega Liquidating Trust (“Omega”), the liquidating trust for the bankrupt C&W USA, and C&W as defendants. The Company seeks to have Omega declared the rightful owner of the series C preferred stock and of any of the class A common stock that have been issued but not distributed as dividends of the series C preferred stock. On March 10, 2006, defendant C&W entered a motion in the court to dismiss the complaint for declaratory judgment for lack of subject matter jurisdiction, or in the alternative, abstention by the Court. A hearing was scheduled by the Court for oral arguments on the motion for July 13, 2006. This hearing has been postponed indefinitely as the result of Omega and C&W reaching a settlement agreement. The Company expects Omega and C&W will file a motion of compromise and settlement for the Court’s approval. Until the Court has approved any settlement, the Company will continue to hold the undistributed dividends.

As of July 31, 2006 and 2005 the Company had accrued $232,329 for dividends payable. The total liquidation value of series C preferred stock was $10,000,000 plus accrued dividends of $232,329 as of July 31, 2006.

INTERNET COMMERCE CORPORATION
Notes to consolidated financial statements (Continued)

9. STOCKHOLDERS’ EQUITY (Continued)

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

The holders of the outstanding shares of series D preferred stock are entitled to receive dividends at the discretion of the Board of Directors. On any matter presented to stockholders, holders of series D preferred stock are entitled to the number of votes per share equal to the number of whole shares of class A common stock into which such share of series D preferred stock is convertible on the record date for the determination of stockholders that are entitled to vote on that matter.

Warrants:

As of July 31, 2006, the following warrants to purchase class A common stock were outstanding:

	Number of Shares		Exercise Price	Expiration Date
2001 Private Placement Warrants	109,091	(a)	$3.58	October 28, 2006
2001 Private Placement Commission Warrants	25,000	(a)(b)	$3.50	October 28, 2006
2002 Warrant Exchange Offer Warrants	263,715	(a)	$3.50	April 24, 2007
ING Warrants	60,000	(a)	$3.50	July 11, 2007
2004 Private Placement Warrants	721,222		$2.22	October 20, 2009
2004 Private Placement Commission Warrants	88,922	(c)	$2.22	October 20, 2009
Total number of Shares	1,267,950

As of July 31, 2005, there were 3,250,762 outstanding warrants. During the current year, the following warrants were exercised: 40,000 Silicon Valley Bank Warrants with an exercise price of $1.39, 322,533 2004 Private Placement Warrants with an exercise price of $2.22, and 1,620,279 2003 Private Placement Warrants with an exercise price of $1.47. As of July 31, 2006, there were outstanding warrants to purchase 1,267,950 shares of common stock with a weighted-average exercise price of $2.69 per share.

a)                Redeemable by the Company at $0.10 per warrant under certain conditions.

b)               Issued to solicitation agents for their role in the October 2001 private placement.

c)                Issued to the private placement agent in the 2004 private placement.

The fair market value of warrants issued for compensation and services has been recognized as an expense in the period in which the respective services were performed.

INTERNET COMMERCE CORPORATION
Notes to consolidated financial statements (Continued)

9. STOCKHOLDERS’ EQUITY (Continued)

Stock incentives:

The Internet Commerce Corporation 2005 Stock Incentive Plan (the “2005 Plan”) was adopted by the Company in November 2005 and approved by the stockholders on January 4, 2006. The total shares of class A common stock subject to the 2005 Plan shall not exceed the sum of 2,000,000 shares plus any shares that were reserved and available for issuance under the Company’s retired Amended and Restated Stock Option Plan (the “Amended Plan”), as of the effective date of the 2005 Plan, which totaled 1,173,233 shares of class A common stock. The Board of Directors or its Compensation Committee may grant the following stock incentives under the 2005 Plan: stock options to purchase shares of class A common stock, including incentive stock options and non-qualified stock options; restricted stock awards; restricted stock units; and stock appreciation rights. Each of the above stock incentives will be evidenced by a stock incentive agreement in such form and with such terms and conditions as the Board of Directors or Compensation Committee may, pursuant to the provisions of the 2005 Plan, determine in their discretion. As of July 31, 2006, the only stock incentives outstanding under the 2005 Plan are stock options.

In January 2004, the Company implemented a voluntary stock option exchange program whereby the Company offered to exchange outstanding options to purchase shares of the Company’s common stock held by eligible employees of the Company with exercise prices per share greater than or equal to $11.50 for new options to purchase shares of the Company’s common stock (the “Offer to Exchange”). Under the terms of the Offer to Exchange, the 26 participating employees agreed to cancel as of January 30, 2004 their existing options to purchase 823,500 shares of the Company’s common stock and were granted options to purchase 494,100 shares of the Company’s common stock with an exercise price of $1.25 per share, the closing market price per share on January 20, 2004. Each new employee option was fully vested at the date of grant. Additionally, under the terms of the Offer to Exchange, two directors cancelled as of January 30, 2004 existing options to purchase 250,000 shares of the Company’s common stock and were granted options to purchase 150,000 shares of the Company’s common stock with an exercise price of $2.00 per share. The options granted to directors vested in two equal annual installments commencing one year after the date of grant. One director was eligible but declined to participate in the exchange and surrendered to the Company options to purchase 50,000 shares of common stock with an exercise price of $19 per share.

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

INTERNET COMMERCE CORPORATION
Notes to consolidated financial statements (Continued)

9. STOCKHOLDERS’ EQUITY (Continued)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted-average assumptions:

	Year ended July 31,
	2006	2005	2004
Risk-free interest rate	4.25%	3.21%	2.43%
Expected lives	3	3	3
Expected volatility	81%	79%	94%
Expected dividend yield	0%	0%	0%

The weighted-average fair value at the date of grant for options granted during the fiscal years ended July 31, 2006, 2005 and 2004 was $1.27, $0.68 and $0.68 per share, respectively.

The following table summarizes the Company’s stock options outstanding as of July 31, 2006, 2005 and 2004, as well as changes during the years then ended:

	Year ended July 31,
	2006		2005		2004
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
	(Shares in thousands)
Options outstanding at beginning of year	4,958.6	$4.38	5,236.6	$4.51	5,262.0	$8.92
Granted	577.0	$2.31	526.5	$1.26	1,679.9	$1.63
Forfeited	(454.1)	$2.84	(770.2)	$3.25	(1,701.6)	$15.31
Exercised	(783.8)	$2.07	(34.3)	$1.23	(3.7)	$1.11
Options outstanding at end of year	4,297.7	$4.69	4,958.6	$4.38	5,236.6	$4.51
Options exercisable at end of year	3,522.9	$5.29	4,347.6	$4.78	3,800.3	$4.95

The following table presents information relating to stock options outstanding as of July 31, 2006.

INTERNET COMMERCE CORPORATION
Notes to consolidated financial statements (Continued)

9. STOCKHOLDERS’ EQUITY (Continued)

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted- Average Remaining Contractual Life(years)	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
	(Shares in thousands)
0.26 - 0.96	854.4	4.8	$0.67	787.7	$0.65
1.01 - 1.40	554.8	5.8	$1.23	506.5	$1.24
1.53 - 2.00	683.8	7.5	$1.87	259.0	$1.88
2.26 - 2.57	689.0	6.2	$2.45	614.0	$2.44
2.65 - 2.71	596.4	5.7	$2.70	596.4	$2.70
2.75 - 3.90	306.8	8.5	$2.95	146.8	$3.17
4.00 - 5.13	158.9	4.7	$4.92	158.9	$4.92
12.00 - 12.54	303.6	2.9	$12.01	303.6	$12.01
40.00 - 40.00	50.0	2.9	$40.00	50.0	$40.00
60.00 - 60.00	50.0	2.9	$60.00	50.0	$60.00
80.00 - 80.00	50.0	2.9	$80.00	50.0	$80.00
	4,297.7	5.8	$4.69	3,522.9	$5.29

The Company had 2,996,934 options-shares available for grant under the Plan as of July 31, 2006.

On March 10, 2003, options were awarded to a non-employee member of the board of directors as compensation for consulting services. The director received options to purchase 100,000 shares of class A common stock, which included options to purchase 60,000 shares at an exercise price of $1.00 per share vesting six months from the date of issuance, and options to purchase 40,000 shares at an exercise price of $1.25 per share vesting one year from the date of issuance. The options had a fair value of $67,000, of which $15,000 was recorded as a non-cash stock-based compensation charge for services for the year ended July 31, 2004. In November 2003, this individual surrendered the 100,000 options described above to the Company with no additional compensation charge recorded.

As of November 1, 2005, each non-employee member of the board of directors receives annual compensation of $36,000 for his current term of office. Prior to this date, each non-employee member of the board of directors received annual compensation of $25,000, which was payable quarterly in shares of class A common stock of the Company. The Company issued 29,998, 85,666 and 104,382 shares of class A common stock for the fiscal years ended July 31, 2006, 2005 and 2004, respectively, and recorded a non-cash compensation charge related to these shares of $87,000, $121,876 and $131,806 for the fiscal years ended July 31, 2006, 2005 and 2004, respectively. The shares were fully vested on issuance. The 29,998 shares of class A common stock issued in the fiscal year ended July 31, 2006 were related to 4 months of services provided in 2005 and services provided for the first quarter of fiscal year 2006.

INTERNET COMMERCE CORPORATION
Notes to consolidated financial statements (Continued)

10. INCOME TAXES

The Company has net operating loss carryforwards for tax purposes of approximately $73.3 million as of July 31, 2006. These carryforwards expire from 2010 to 2024.

The Internal Revenue Code and Income Tax Regulations contain provisions which limit the use of available net operating loss carryforwards in any given year should significant changes (greater than 50%) in ownership interests occur. Due to the private placement of series A preferred stock in April 1999, the net operating loss carryover of approximately $19.6 million incurred prior to the private placement is subject to an annual limitation of approximately $1.4 million until that portion of the net operating loss is utilized or expires. Due to a 100% ownership change of RTCI in November 2000, the acquired net operating loss of approximately $6.5 million incurred prior to the ownership change is subject to an annual limitation of approximately $1.1 million until that portion of the net operating loss is utilized or expires. Additionally, this transaction created an ownership change for the Company as defined by IRC Section 382. As such, its net operating loss of approximately $49.4 million incurred prior to the ownership change is subject to an annual limitation of approximately $2.8 million until that portion of the net operating loss is utilized or expires. Finally, due to a 100% ownership change of ECS in June 2004, the acquired net operating loss of approximately $1.2 million incurred prior to the ownership change is subject to an annual limitation of approximately $128,000 until that portion of the net operating loss is utilized or expires.

The Company’s effective tax rate varied from the statutory federal income tax rate as follows:

	For the year ended July 31,
	2006	2005	2004
Expected federal statutory rate (benefit)	34.0%	34.0%	(35.0)%
Increase (decrease) in taxes resulting from:
Other permanent differences	—	—	0.3
State and local income tax (benefit), net of federal effect	5.8	6.4	(5.0)
Other	(1.0)	2.6	1.7
Increase (decrease) in valuation allowance	(36.8)	(31.5)	38.0
Effective tax rate	2.0%	11.5%	—%

INTERNET COMMERCE CORPORATION
Notes to consolidated financial statements (Continued)

10. INCOME TAXES (Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and for tax reporting carryforwards. Significant components of the Company’s deferred tax assets, liabilities and the valuation allowance at July 31, 2006 and 2005 are as follows:

	July 31,
	2006	2005
Deferred tax assets:
Accrued expenses	$230,746	$353,002
Deferred revenues	62,322	57,204
Deferred rent	4,856	614
Inventory	4,000	—
Property and equipment	127,767	65,784
Non-cash compensation associated with options	—	536,354
Credit for increasing research activity carryforwards	243,009	182,371
Capital loss carryforwards	100,036	100,036
Federal, state and local net operating loss carryforwards	29,327,701	30,575,821
	30,100,437	31,862,178
Deferred tax liabilities:
Purchased intangibles	(661,299)	(561,275)
	(661,299)	(561,275)
Net deferred tax asset before valuation allowance	29,439,138	31,309,911
Valuation allowance	(29,439,138)	(31,309,911)
Net deferred tax asset	$—	$—

The Company has provided a valuation allowance of 100% of its net deferred tax asset due to the uncertainty of generating future profits that would allow for the realization of such deferred tax asset. The net decrease in the total valuation allowance for the year ended July 31, 2006 and 2005 was $1,870,773 and $126,645, respectively.

11. ACCOUNTS RECEIVABLE FINANCING AGREEMENT

On May 30, 2003, the Company executed an Accounts Receivable Financing Agreement (“Financing Agreement”) with Silicon Valley Bank (“Bank”) originally with a term of one year. Per the terms of the Financing Agreement, the Company issued the bank warrants to purchase 40,000 shares of class A common stock which were exercised in 2006. The warrants are immediately exercisable at an exercise price of $1.39, equal to the fair market value of the class A common stock on the date of closing of the Financing Agreement. The fair value of the warrants in the amount of approximately $34,000 was fully amortized to interest expense in the year ended July 31, 2004. The Financing Agreement has been amended on October 22, 2003, August 31, 2004 and March 16, 2005. As of the last amendment to the Financing Agreement, the Company may borrow, subject to certain conditions, up to 80% of its outstanding accounts receivable up to a maximum of $2,000,000. The applicable interest rate is the prime rate plus .25% as long as our adjusted quick ratio is 1.25% or greater and prime rate plus .75% if the Company’s adjusted quick ratio is less than 1.25%. The Company also pays a collateral handling fee equal to .15% on the average daily outstanding receivable balance as long as its adjusted quick ratio is 1.25% or greater, going to .35% if

INTERNET COMMERCE CORPORATION
Notes to consolidated financial statements (Continued)

11. ACCOUNTS RECEIVABLE FINANCING AGREEMENT (Continued)

the adjusted quick ratio is less than 1.25%. Interest is payable monthly. The Bank has been granted a security interest in substantially all of the Company’s assets. The amended Financing Agreement terminated March 16, 2006 and has not been renewed. At July 31, 2006 and 2005 there were no amounts outstanding under the Financing Agreement.

12. COMMITMENTS AND CONTINGENCIES

Obligations under operating leases:

The Company has non-cancelable operating lease commitments for office space expiring on various dates through November 2010. Rent expense under these leases was approximately $649,000, $810,000 and $967,000 for the fiscal years ended July 31, 2006, 2005 and 2004, respectively. Certain leases contain escalation clauses for operating expenses.

As part of the MEC acquisition, the Company assumed a lease in New York, New York. The estimated present value of the net liability under this lease was recorded as part of the purchase price in accrued liabilities. Total rent payments under this lease were $978,470 and $294,912 for the year ending July 31, 2006 and 2005, respectively. In January 2006, the Company entered into a sublease agreement for the remaining term of the lease through November 2010.

As of July 31, 2006, minimum future rental payments due under non-cancelable operating leases are as follows:

Fiscal Year	Amount
2007	$1,535,716
2008	$1,517,049
2009	$1,429,073
2010	$1,188,485
2011	$335,924

Total minimum future rental payments have not been reduced by $3,068,000 of sublease rentals to be received in the future under non-cancelable subleases. Prior to July 31 2005, the Company leased office space in Norcross, Georgia from a company controlled by a member of the Board of Directors. The Company paid $72,370 to the related party director under this lease, which expired on July 31, 2005.

Representations and Warranties:

As part of its standard license agreements, the Company agrees to indemnify its customers against liability if the Company’s products infringe a third party’s intellectual property rights. Historically, the Company has not incurred any significant costs related to performance under these indemnities. As of July 31, 2006, the Company was not subject to or aware of any potential significant litigation alleging that the Company’s products infringe the intellectual property rights of any third parties.

INTERNET COMMERCE CORPORATION
Notes to consolidated financial statements (Continued)

12. COMMITMENTS AND CONTINGENCIES (Continued)

Letters of credit:

The Company has provided cash collateral for certificates of deposit in the aggregate amount of $417,330 at July 31, 2006 and 2005 which serve as security deposits for certain lease agreements. These amounts have been recorded as restricted cash in the Company’s consolidated balance sheets.

Separation Agreements:

In June 2004, ICC entered into a Separation Agreement with its former Chief Financial Officer which required the Company to pay $95,000, payable in semi-monthly installments of $7,917 commencing on June 30, 2004. $71,250 was paid in fiscal year 2005, and $23,750 was paid in fiscal year 2004.

13. CONCENTRATION OF CREDIT RISK AND REVENUES

Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of cash and accounts receivable. The Company invests its excess cash in money-market instruments with institutions of high credit-quality. All accounts receivable are unsecured. The Company believes that any credit risk associated with receivables is minimal due to the number and creditworthiness of its customers. Receivables are stated at estimated net realizable value, which approximates fair value.

For the fiscal years ended July 31, 2006, 2005 and 2004, no single customer accounted for more than 10% of revenue. No single customer accounted for more than 10% of accounts receivable at July 31, 2006 and 2005.

Revenue by geographic region, based on customer location is as follows:

Year ended July 31,	North America	Europe	Other	Total
2006	$19,574,918	$112,768	$83,409	$19,771,095
2005	$16,609,951	$48,510	$46,170	$16,704,631
2004	$11,669,502	$27,698	$7,603	$11,704,803

14. BUSINESS SEGMENT INFORMATION

The Company’s two operating segments are:

ICC.NET™—the Company’s global Internet-based value added network, or VAN, uses the Internet and proprietary technology to deliver customers’ documents and data files to members of their trading communities, many of which may have incompatible systems, by translating the documents and data files into any format required by the receiver, and the development and operation of comprehensive business-to-business e-commerce solutions. Until January 2004, this segment also conducted a series of product-independent, one-day EDI seminars for e-commerce users. The Company discontinued offering seminars in January 2004. Revenue from these seminars was immaterial in all periods presented.

In response to continuing weak demand for its professional services, in February 2004 the Company combined these activities with ICC.NET to reduce operating costs. As a result, effective February 2004, the Company no longer reports the results for its professional services activities in a separate segment and includes these results in the ICC.NET™ segment. These activities were previously reported in the Professional Services segment.

INTERNET COMMERCE CORPORATION
Notes to consolidated financial statements (Continued)

14. BUSINESS SEGMENT INFORMATION (Continued)

EC Service Bureau—the EC Service Bureau manages and translates the data of small and mid-sized companies that exchange EDI data with large companies and provides various EDI and UPC (universal product code) services. The EC Service Bureau also licenses EDI software.

The table below summarizes information about operations and long-lived assets as of and for the years ended July 31, 2006, 2005 and 2004:

	ICC.NET	EC Service Bureau	Total
Year Ended—July 31, 2006
Revenues	$12,772,131	$6,998,964	$19,771,095
Operating income(1)	$1,987,174	$166,358	$2,153,532
Other income (expense), net	1,042,270	(159,208)	883,062
Income before income taxes	$3,029,444	$7,150	$3,036,594
Income tax expense	60,638	0	60,638
Net income	$2,968,806	$7,150	$2,975,956
Supplemental segment information:
Amortization and depreciation	$857,901	$431,691	$1,289,592
Non-cash charges for stock-based compensation and services	$621,833	$24,172	$646,005
As of July 31, 2006
Property and equipment, net	$931,675	$182,026	$1,113,701
Acquired identified intangibles, net	3,299,842	1,529,930	4,829,772
Goodwill	2,290,229	3,858,103	6,148,332
Long lived assets, net	$6,521,746	$5,570,059	$12,091,805
Capital expenditures	$506,809	$42,237	$549,046

INTERNET COMMERCE CORPORATION
Notes to consolidated financial statements (Continued)

14. BUSINESS SEGMENT INFORMATION (Continued)

	ICC.NET	EC Service Bureau	Total
Year Ended—July 31, 2005
Revenues	$11,266,057	$5,438,574	$16,704,631
Operating income (loss)(1)	$(901,129)	$1,128,267	$227,138
Other income, net	37,246	—	37,246
Income (loss)before income taxes	$(863,883)	$1,128,267	$264,384
Income tax expense	—	(30,390)	(30,390)
Net income (loss)	$(863,883)	$1,097,877	$233,994
Supplemental segment information:
Amortization and depreciation	$1,171,950	$365,593	$1,537,543
Non-cash charges for stock-based compensation and services	$692,452	$—	$692,452
As of July 31, 2005
Property and equipment, net	$608,105	$21,814	$629,919
Acquired identified intangibles, net	239,000	1,533,757	1,772,757
Goodwill	26,132	3,816,403	3,842,535
Long lived assets, net	$873,237	$5,371,974	$6,245,211
Capital expenditures	$406,050	$9,381	$415,431

INTERNET COMMERCE CORPORATION
Notes to consolidated financial statements (Continued)

14. BUSINESS SEGMENT INFORMATION (Continued)

	ICC.NET	EC Service Bureau	Total
Year Ended—July 31, 2004
Revenues	$10,273,810	$1,430,993	$11,704,803
Operating loss(1)	$(3,995,103)	$(111,165)	$(4,106,268)
Other income (loss)	20,394	(735)	19,659
Net loss	$(3,974,709)	$(111,900)	$(4,086,609)
Supplemental segment information:
Amortization and depreciation	$1,377,968	$67,143	$1,445,111
Impairment of capitalized software	—	44,983	44,983
Non-cash charges for stock-based compensation and services	799,718	1,121	800,839
As of July 31, 2004
Property and equipment, net	222,757	72,799	295,556
Capitalized software, net	—	17,860	17,860
Acquired identified intangibles, net	1,195,000	1,070,010	2,265,010
Goodwill	26,132	2,513,106	2,539,238
Long lived assets, net	$1,443,889	$3,673,775	$5,117,664
Capital expenditures	$63,266	$—	$63,266

(1)          Certain costs for executive management, human resources, accounting and finance are allocated to the EC Service Bureau from ICC.NET based on the level of services performed. In an effort to operate more efficiently and to reduce costs, these functions were consolidated and are now performed by ICC.NET™ personnel. ICC.NET™ allocated $990,000, $570,000 and $180,000 of these costs to the EC Service Bureau for the fiscal years ended July 31, 2006, 2005 and 2004, respectively.

15. SUPPLEMENTAL NON-CASH DISCLOSURES TO STATEMENTS OF CASH FLOWS

The Company had the following non-cash investing and financing activities:

	Year ended July 31,
	2006	2005	2004
Amounts related to business combinations:
Fair value of assets acquired, net of cash acquired	$7,726,279	$2,548,486	$2,776,683
Less:
Liabilities assumed	680,739	2,757,091	174,283
Fair value of equity instruments issued	2,632,739	—	2,465,589
Transaction costs accrued	—	—	206,127
	3,312,907	2,757,091	2,845,999
Net cash acquired from (paid for) acquisitions	$(4,413,372)	$208,605	$69,316
Equipment acquired under capital leases	$—	$—	$15,117
Issuance of common stock for dividends on preferred stock	400,000	400,000	401,061
Private placement commissions	—	—	8,802

INTERNET COMMERCE CORPORATION
Notes to consolidated financial statements (Continued)

16. QUARTERLY INFORMATION (UNAUDITED)

The following unaudited quarterly financial information (in thousands, except for per share data) includes, in the Company’s opinion, all normal and recurring adjustments necessary to fairly state its consolidated results of operations and related information for the periods presented.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended July 31, 2006
Revenues, net	$5,018	$5,012	$4,535	$5,206
Total costs and expenses	4,278	4,615	4,053	4,671
Operating income	740	397	482	535
Interest income (expense), net	7	(32)	79	829
Benefit (Provision) for income taxes	(24)	7	(11)	(33)
Net income	$723	$372	$550	1,331
Basic income per common share	$0.03	$0.01	$0.02	0.06
Diluted income per common share	$0.03	$0.01	$0.02	0.05
Year ended July 31, 2005
Revenues, net	$3,746	$3,493	$4,388	$5,078
Total costs and expenses	4,151	3,788	4,105	4,434
Operating income (loss)	(405)	(295)	283	644
Interest income, net	3	7	13	14
Provision for income taxes	—	—	—	(30)
Net income (loss)	$(402)	$(288)	$296	628
Basic and diluted income (loss) per common share	$(0.03)	$(0.02)	$0.01	$0.03

INTERNET COMMERCE CORPORATION

Schedule II. Valuation and Qualifying Accounts

	Balance at Beginning of Period	Additions Charged to Expense	Additions Acquired	Deductions	Balance at End of period
Year ended July 31, 2006
Allowance for doubtful accounts	$581,907	$629,141	$249,619	$(1,020,821)	$439,846
Allowance for sales returns and allowances	$—	$284,000	$—	$(265,785)	$18,215
Allowance on deferred tax asset	$31,309,911	$—	$—	$(1,870,773)	$29,439,138
Year ended July 31, 2005
Allowance for doubtful accounts	$308,867	$431,584	$—	$(158,544)	$581,907
Allowance on deferred tax asset	$31,436,556	$—	$—	$(126,645)	$31,309,911
Year ended July 31, 2004
Allowance for doubtful accounts	$220,281	$176,670	$11,116	$(99,200)	$308,867
Allowance on deferred tax asset	$29,774,560	$1,661,996	$—	$—	$31,436,556