Form 10-Q
period 2006-10-31
INTERNET COMMERCE CORP
filed 2006-12-14
CIK 894738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

[Mark One]

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2006

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number:  000-24996

INTERNET COMMERCE CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-3645702
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

6025 The Corners Parkway, Suite 100	30092
Norcross, Georgia	(Zip Code)
(Address of Principal Executive Offices)

Registrant’s Telephone Number, Including Area Code:  (678) 533-8000

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

As of December 13, 2006, the Registrant had outstanding 22,820,810 shares of class A common stock.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Condensed Consolidated Balance Sheets

	October 31,	July 31,
	2006	2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,932,846	$6,988,753
Accounts receivable, net of allowance for doubtful accounts and allowance for sales returns and allowances of $532,409 and $458,061, respectively	4,211,304	3,631,135
Prepaid expenses and other current assets	421,760	461,778
Total current assets	12,565,910	11,081,666

Restricted cash	432,974	432,974
Property and equipment, net	1,050,716	1,113,701
Goodwill	6,168,883	6,148,332
Other intangible assets, net	4,469,873	4,829,772
Other assets	40,554	37,822
Total assets	$24,728,910	$23,644,267

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$425,983	$662,151
Accrued expenses	977,145	574,783
Accrued dividends – preferred stock	333,151	232,329
Deferred revenue	248,876	261,214
Lease liability from acquisition	273,060	249,940
Other current liabilities	129,976	116,280
Total current liabilities	2,388,191	2,096,697

Long-term lease liability from acquisition	905,864	967,442
Total liabilities	3,294,055	3,064,139

Stockholders’ equity:
Preferred stock – 5,000,000 shares authorized, including 10,000 shares of series C and 250 shares of series D:
Series C – par value $.01 per share, 44.76 votes per share; 10,000 shares issued and outstanding (liquidation value of $10,333,151)	100	100
Series D – par value $.01 per share, 769 votes per share; 250 shares issued and outstanding (liquidation value of $250,000)	3	3
Common stock:
Class A - par value $.01 per share, 40,000,000 shares authorized, one vote per share; 22,743,277 and 22,712,944 shares issued and outstanding, respectively	227,433	227,129
Class B - par value $.01 per share, 2,000,000 shares authorized, six votes per share; none issued and outstanding	—	—
Additional paid-in capital	103,322,571	103,042,746
Accumulated deficit	(82,115,252)	(82,689,850)
Total stockholders’ equity	21,434,855	20,580,128
Total liabilities and stockholders’ equity	$24,728,910	$23,644,267

See notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended
	October 31,
	2006	2005

Service revenues	$5,807,727	$5,017,833

Expenses:
Cost of services	1,859,292	1,905,397
Product development and enhancement	716,644	102,983
Selling and marketing	519,957	415,357
General and administrative	2,108,816	1,854,255

	5,204,709	4,277,992

Operating income	603,018	739,841

Other income (expense):
Interest and investment income	82,392	25,670
Interest expense	(20,586)	(35,787)
Other income (expense)	(22,619)	17,087
	39,187	6,970

Income before income taxes	642,205	746,811

Provision for income taxes, current	67,607	24,265

Net income	574,598	722,546

Dividends on preferred stock	(100,822)	(99,822)

Income attributable to common stockholders	$473,776	$622,724

Basic income per common share	$0.02	$0.03

Diluted income per common share	$0.02	$0.03

Anti-dilutive stock options and warrants outstanding	1,075,498	3,108,137

Weighted average number of common shares outstanding – basic	22,716,466	19,510,748

Weighted average number of common shares outstanding – diluted	24,974,611	21,536,286

See notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended October 31,
	2006	2005
Cash flows from operating activities:
Net income	$574,598	$722,546
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	493,475	404,238
Bad debt expense	80,011	126,571
Non-cash interest expense	20,586	35,615
Non-cash charges for equity instruments issued for compensation and services	280,467	187,098
Changes in assets and liabilities:
Accounts receivable	(660,179)	(370,433)
Prepaid expenses and other assets	38,031	119,215
Accounts payable	(236,168)	324,496
Accrued expenses	402,362	(478,980)
Deferred revenue	(12,338)	(21,750)
Other liabilities	(45,349)	(355,490)

Net cash provided by operating activities	935,496	693,126

Cash flows from investing activities:
Additional costs of previous acquisition	(20,551)	(65,000)
Purchases of property and equipment	(70,591)	(94,495)

Net cash used in investing activities	(91,142)	(159,495)

Cash flows from financing activities:
Payments of capital lease obligations	—	(2,155)
Proceeds from exercise of warrants	89,500	—
Proceeds from exercise of employee stock options	10,239	166,165

Net cash provided by financing activities	99,739	164,010

Net increase in cash and cash equivalents	944,093	697,641

Cash and cash equivalents, beginning of period	6,988,753	3,983,005

Cash and cash equivalents, end of period	$7,932,846	$4,680,646

Supplemental disclosure of cash flow information:
Cash paid for interest during the period	$—	$172
Cash paid for income taxes during the period	71,791	4,770

Supplemental disclosure of noncash financing activity:
Issuance of 20,283 shares of class A common stock upon exercise of warrants	—	203

See notes to condensed consolidated financial statements.

Notes to condensed consolidated financial statements (unaudited)

The accompanying unaudited condensed consolidated financial statements of Internet Commerce Corporation (the “Company” or “ICC”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information.  In the opinion of management, such statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the Company’s financial position, results of operations and cash flows at the dates and for the periods indicated.  Pursuant to the requirements of the Securities and Exchange Commission (the “SEC”) applicable to Quarterly Reports on Form 10-Q, the accompanying financial statements do not include all the disclosures required by GAAP for annual financial statements.  While the Company believes that the disclosures presented are adequate to make the information not misleading, these unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2006.  Operating results for the three month period ended October 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2007 or any future period.

1.                                      Organization and Nature of Business

ICC creates, deploys and manages the secure and reliable electronic exchange of essential business documents. With the Company’s value added network (“VAN”), desktop software and hosted applications, managed services, consulting and professional services, ICC is a trusted provider of e-commerce solutions to connect businesses, regardless of size and level of technical sophistication, with their trading communities. Thousands of customers, ranging from sole proprietorships to large corporations, in a variety of industries rely on the value delivered from ICC’s broad line of solutions, expertise and 24x7 customer service to help meet the unique requirements for trading partner compliance, coordination and collaboration.

2.                                      Recent Acquisitions

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

The following table sets forth the components of the purchase price for Enable as of October 31, 2006.

Cash on closing	$4,203,000
ICC class A common stock issued	2,632,739
Transaction costs	416,208
Additional costs since July 31, 2006	20,551
Total purchase price	$7,272,498

The following table provides the estimated fair value of assets acquired and liabilities assumed in the Enable acquisition:

Cash	$991,747
Accounts receivable	705,386
Restricted cash	15,000
Other assets	14,975
Fixed assets	246,520
Intangible assets – acquired technology	1,775,000
Intangible assets – trade names	250,000
Intangible assets – customer relationships	1,500,000
Liabilities	(510,778)
Fair value of net assets acquired	$4,987,850
Goodwill	$2,284,648
Total purchase price	$7,272,498

The recorded fixed and other assets are estimated to have a life of two to three years.  The acquired technology intangibles are estimated to have a life between one and four years, and the customer relationship and trade names intangibles are estimated to have a life of seven years.  We recorded $2,285,000 in goodwill resulting from the Enable acquisition.  Revenue from the Enable acquisition includes hosting and transaction fees, administrative fees and professional services, which are part of our EC Solutions segment. Goodwill and intangible assets are deductible for tax purposes. The results of operations of Enable are consolidated with the results of operations of the Company subsequent to the acquisition date. The acquisition of Enable was made to strengthen the Company’s web based trading technology offering and customer base.

Kodiak Group, Inc.

On November 1, 2005, the Company acquired the outstanding share of the Kodiak Group, Inc. (“Kodiak”), a privately held company delivering EDI outsourcing and global data synchronization services to blue chip customers in a variety of industries.  Under the terms of the Share Purchase Agreement, the Company paid $1.0 million in cash on close and committed to pay up to an additional $1.5 million in cash should the Kodiak operations generate revenue of more than $3.0 million for the twelve month period ended October 31, 2006.  For that period, the Kodiak operations did not achieve the revenue goal of $3.0 million. Therefore, the Company has no additional payment obligations.  The following table sets forth the purchase price for Kodiak as of October 31, 2006.

Cash on closing	$1,000,000
Transaction costs	53,942
Total purchase price	$1,053,942

The following table sets forth the components of the purchase price for Kodiak as of October 31, 2006.

Cash	$167,323
Accounts receivable	358,168
Other assets	61,252
Fixed assets	109,597
Intangible assets – customer relationships	425,947
Liabilities	(68,345)
Total purchase price	$1,053,942

The recorded fixed and other assets are estimated to have a life of two years and the customer relationship intangible is estimated to have a life of five years.  Revenue from the Kodiak acquisition includes professional services and mapping revenue, which was included as part of our ICC.NET segment for fiscal year 2006, and EC outsourcing, which is a part of our EC Services segment.  Due to the realignment of our product lines for fiscal year ended 2007, Kodiak’s professional services, mapping revenue and EC outsourcing are included in the EC Services segment. There was no goodwill recorded as a result of this acquisition.  The results of operations of Kodiak are consolidated with the results of operations of the Company subsequent to the acquisition date.  The acquisition of Kodiak was made to enhance the Company’s professional services offerings as well as expand the Company’s customer base.  Acquired intangible assets are deductible for tax purposes.

3.             Business Segment Information

The Company’s two reportable segments are:

•                  Electronic Commerce Solutions (“EC Solutions”) segment, which includes ICC.NET VAN services, browser-based and hosted applications, and desktop software; and

•                  Electronic Commerce Services (“EC Services”) segment, which is comprised of the EC Service center, EC outsourcing, mapping and professional services.

The Company changed its reportable segments as of August 1, 2006 to coincide with management’s realignment of the business operations to follow our service and product lines. The EC Solutions segment was formed to consolidate the services and products offered with direct or indirect connections to our VAN. The EC Services segment was formed and consolidates all of our professional, managed and outsourcing services. Specifically, professional service revenue and mapping revenue were moved from the old ICC.NET segment to the EC Services segment. Hosted applications and desktop software were moved to the EC Solutions segment from the old EC Service Bureau segment. The browser-based and hosted applications acquired from Enable were also added to the EC Solutions segment. In addition, the Company will no longer allocate 100% of its operating expenses to the reporting segments. Only those expenses that are directly related to the development and delivery of a reporting segment’s products and services will be allocated. The Company has restated the previous period’s reporting segments for comparability purposes between the periods.

The tables below summarize information about operations as of and for the three month periods ended October 31, 2006 and 2005.

	EC Solutions	EC Services	Total
Three Months – October 31, 2006
Revenues from external customers	$3,936,640	$1,871,087	$5,807,727
Segment operating income	$2,371,602	$789,310	$3,160,912

The following is a reconciliation of operating segment income to net income for the period ending October 31, 2006:

Segment operating income	$3,160,912
Corporate expenses	(2,557,894)
Operating income	603,018
Other income (expense), net	39,187
Income before income taxes	642,205
Income tax expense	67,607
Net income	$574,598

	EC Solutions	EC Services	Total
Three Months – October 31, 2005
Revenues from external customers	$3,213,963	$1,803,870	$5,017,833
Segment operating income	$2,131,633	$829,290	$2,960,923

The following is a reconciliation of operating segments income to net income for the period ending October 31, 2005:

Reportable segment income	$2,960,923
Corporate expenses	(2,221,082)
Operating income	739,841
Other income (expense), net	6,970
Income before income taxes	746,811
Income tax expense	24,265
Net income	$722,546

4.                 RECENT ACCOUNTING PROCOUNCEMENTS

In July 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109  (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109,  Accounting for Income Taxes.  FIN 48 describes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006 and will be effective for the Company in fiscal 2008.  The Company does not believe the impact of this new accounting interpretation will be material on its financial statements.

5.                 INCOME TAXES

A provision for income taxes has been provided for the three months ended October 31, 2006 and 2005 for estimated federal alternative minimum taxes and certain state income taxes, as the Company has sufficient net operating loss carryforwards to offset regular taxable income. As of October 31, 2006, the Company continues to maintain a valuation allowance against the total net deferred tax balance. The Company will continue to evaluate its prospects going forward. If the Company’s operations continue at current levels and future business projections indicate continued profitability, the Company will review the valuation allowance and may reverse, in the near future, a portion of the deferred tax asset valuation reserve.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains a number of “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Specifically, all statements other than statements of historical facts included in this Quarterly Report regarding our financial position, business strategy and plans and objectives of management for future operations are forward-looking statements.  These forward-looking statements are based on the beliefs of management, as well as assumptions made by and information currently available to management.  When used in this Report, the words “anticipate,” “believe,” “estimate,” “expect,” “may,” “will,” “hope,” “continue” and “intend,” and words or phrases of similar import, as they relate to our financial position, business strategy and plans, or objectives of management, are intended to identify forward-looking statements.  These statements reflect our current view with respect to future events and are subject to risks, uncertainties and assumptions related to various factors including, without limitation, those factors discussed in Item 1 (Business) of Part I and Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of Part II of our Annual Report on Form 10-K filed on October 30, 2006, Item 2 and Item 1A of Part II of our Quarterly Reports. You should carefully review those risks, as well as additional risks described in other documents we file from time to time with the Securities and Exchange Commission.

Although we believe that our expectations are reasonable, we cannot assure you that our expectations will prove to be correct.  Should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described in this Quarterly Report as anticipated, believed, estimated, expected or intended.

Overview

Internet Commerce Corporation creates, deploys and manages the secure and reliable electronic exchange of essential business documents. With our value added network (“VAN”), desktop software and hosted applications, managed services, consulting and professional services, we are a trusted provider of e-commerce solutions to connect businesses, regardless of their size and level of technical sophistication, with their trading communities. Thousands of customers, ranging from sole proprietorships to large corporations, in a variety of industries rely on the value delivered from ICC’s broad line of solutions, expertise and 24x7 customer service to help meet the unique requirements for trading partner compliance, coordination and collaboration.

We pioneered the use of the Internet for electronic data interchange (“EDI”) business-to-business (B2B) solutions and continue to lead as new technologies and requirements emerge for more efficient business communication. Organizationally, our two segments of business are known as the:

•                       EC Solutions segment, which includes ICC.NET VAN services, browser-based and hosted applications, and desktop software; and

•                       EC Services segment, whose operations primarily focus on facilitating the EDI communications of small and mid-sized businesses with their trading partners. The EC Services segment includes the EC Service center, EC Outsourcing, mapping and professional services.

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

For a more detailed description on the application of these and other accounting policies, see Note 2 of the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended July 31, 2006.  Reference is also made to the discussion of the application of these critical accounting policies and estimates contained in Management’s Discussion and Analysis in our Annual Report on Form 10-K for fiscal 2006.  During the three months ended October 31, 2006, there were no significant or material changes in the application of critical accounting policies that would require an update to the information provided in the Form 10-K for fiscal 2006.

Three Months Ended October 31, 2006 Compared with Three Months Ended October 31, 2005.

Results of Operations – EC Solutions

Our EC Solutions segment uses the Internet and our proprietary technology to deliver our customers’ documents and data files to members of their trading communities.  The following table summarizes operating results for our EC Solutions services for the three months ended October 31, 2006 and 2005:

	Three Months Ended
	October 31,		Variance
	2006	2005	$	%
Revenues:
Services	$3,936,640	$3,213,963	722,677	22

Expenses:
Cost of services	951,632	1,007,558	(55,926)	(6)
Product development and enhancement	551,897	30,831	521,066	1,690
General and administrative	61,509	43,941	17,568	40
Total expenses	1,565,038	1,082,330	482,708	45

Segment operating income	$2,371,602	$2,131,633	239,969	11

Revenues – EC Solutions – Revenue from EC Solutions segment was 68% of consolidated revenues for the quarter ended October 31, 2006 (“2007 Quarter”) compared to 64% for the quarter ended October 31, 2005 (“2006 Quarter”). EC Solutions revenues increased $723,000 for the 2007 Quarter compared to the 2006 Quarter, principally from the browser-based and hosted services revenue acquired from Enable.

Cost of services – EC Solutions – Cost of services relating to our EC Solutions segment was 24% of revenue from the EC Solutions services for the 2007 Quarter, compared to 31% for the 2006 Quarter.  Total cost of services decreased $56,000 for the 2007 Quarter compared to the 2006 Quarter.  Cost of services consists primarily of salaries and employee benefits, connectivity fees, amortization, allocation of product and development expenses and rent.  This decrease was primarily the result of lower salary and benefit expenses of $35,000, a reduction in the cost of our telephone and connectivity fees of $74,000 offset by the royalty expense of $32,000 related to the hosting and browser-based revenue from the Enable acquisition.

Product development and enhancement - EC Solutions - Product development and enhancement costs relating to our EC Solutions segment consist primarily of salaries and employee benefits.  Product development and enhancement costs increased $521,000 in the 2007 Quarter compared with the 2006 Quarter.  This increase is related to the additional staff, consulting and rent expenses from the Enable operations.

General and administrative - EC Solutions - General and administrative expenses supporting our EC Solutions segment consist primarily of depreciation, telephone, and computer maintenance expenses.  General and administrative costs increased $18,000 in the 2007 Quarter compared to the 2006 Quarter.  The increase was mainly due to higher telephone expenses and computer maintenance costs.

Results of Operations – EC Services

Our EC Services operations primarily focus on facilitating the EDI communications of small and mid-sized businesses with their trading partners through our EC Service center, E-Commerce outsourcing and professional services.   The following table summarizes operating results for our EC Services segment for the three months ended October 31, 2006 and 2005:

	Three Months Ended
	October 31,		Variance
	2006	2005	$	%
Revenues:
Services	$1,871,087	$1,803,870	67,217	4

Expenses:
Cost of services	907,660	897,839	9,821	1
Product development and enhancement	119,271	72,152	47,119	65
General and administrative	54,846	4,589	50,257	1,095
Total expenses	1,081,777	974,580	107,197	11

Segment operating income	$789,310	$829,290	(39,980)	(5)

Revenue – EC Services  – Revenue from our EC Services was 32% of consolidated revenues for the 2007 Quarter compared to 36% for the 2006 Quarter.  The revenue increased $67,000 for the 2007 Quarter compared to the 2006 Quarter. This increase was a result of our recent acquisitions, including approximately $302,000 from our E-Commerce outsourcing and $198,000 from our professional services, offset by a reduction in revenue from our EC Service Center of approximately $434,000 primarily due to year over year customer attrition.

Cost of services – EC Services - Cost of services relating to our EC Services segment was 49% of revenue in the 2007 Quarter, compared to 50% in the 2006 Quarter.  Cost of services consist primarily of salaries and employee benefits, amortization, connectivity fees and rent.  As a result of an increase in amortization and rent expense at our EC Service center, cost of services increased $10,000 in the 2007 Quarter compared to the 2006 Quarter.

Product development and enhancement – EC Services - Product development and enhancement costs consist primarily of salaries and employee benefits.  Product development and enhancement costs incurred by our EC Services segment increased $47,000 in the 2007 Quarter compared to the 2006 Quarter primarily as a result of increased headcount.

General and administrative – EC Services - General and administrative expenses relating to our EC Services segment consist primarily of office expenses, depreciation, computer maintenance expense, telephone and rent.  General and administrative expenses incurred by our EC Services segment increased $50,000 in the 2007 Quarter compared to the 2006 Quarter.  The increase was mainly related to higher depreciation and computer maintenance expenses related to recent investments in capital expenditures.

Corporate Expenses

Our Corporate expenses represent the general, administrative, corporate and executive expenses not directly related to our EC Solutions or EC Services segments.  The following table summarizes operating expenses for our corporate expenses for the three months ended October 31, 2006 and 2005:

	Three Months Ended
	October 31,		Variance
	2006	2005	$	%
Expenses:
Product development and enhancement	$45,476	$—	45,476	—
Selling and marketing	519,957	415,357	104,600	25
General and administrative	1,992,461	1,805,725	186,736	10
Total expenses	$2,557,894	$2,221,082	336,812	15

Product development and enhancement – Corporate – Product development and enhancement costs included in our Corporate expenses consist primarily of salaries and employee benefits.  Product development and enhancement costs increased $45,000 in the 2007 Quarter compared to the 2006 Quarter. The increase is primarily a result of unallocable salary and benefit costs not directly related to the EC Solutions or EC Services segments.

Selling and marketing – Corporate - Selling and marketing costs included in our Corporate expenses consist primarily of salaries and employee benefits and amortization.  Selling and marketing expenses increased $105,000 in the 2007 Quarter compared to the 2006 Quarter primarily due to the planned increase in our sales force headcount, commissions expense and a one-time training expense.

General and administrative – Corporate – General and administrative costs included in our Corporate expenses consist primarily of salaries and employee benefits, office expenses, legal and accounting expenses, depreciation, computer maintenance expenses, telephone and rent.  General and administrative expenses increased $187,000 in the 2007 Quarter compared to the 2006 Quarter.  The increase is primarily a result of higher legal and accounting fees of $85,000, an increase in non-cash compensation of $102,000 related to option expense, and an increase in depreciation and computer maintenance expense of $74,000, offset by a reduction of rent expense of $77,000.

Liquidity and Capital Resources

Our principal sources of liquidity, which consist of unrestricted cash and cash equivalents, increased to $7,933,000 as of October 31, 2006 from $6,989,000 as of July 31, 2006.  We believe these resources will provide us with sufficient liquidity to continue in operation through October 31, 2007.

During the quarter ending October 31, 2006, 5,333 stock options were exercised resulting in the issuance of an equal number of shares of class A common stock for which we received $10,239.

During the quarter ending October 31, 2006, the holders of 25,000 warrants exercisable into the same number of shares of our class A common stock at $3.58 per share that were originally issued in a private placement that closed in October of 2001 voluntarily exercised their warrants, resulting in our receiving $89,500 in cash.

The Company has net operating loss carryforwards for tax purposes of approximately $71.9 million as of October 31, 2006. These carryforwards expire from 2011 to 2024.

The Internal Revenue Code and Income Tax Regulations contain provisions which limit the use of available net operating loss carryforwards in any given year should significant changes (greater than 50%) in ownership interests occur. Due to the private placement of series A preferred stock in April 1999, the net operating loss carryover of approximately $19.6 million incurred prior to the private placement is subject to an annual limitation of approximately $1.4 million until that portion of the net operating loss is utilized or expires. Due to a 100% ownership change of an acquired company in November 2000, the purchased net operating loss of approximately $6.5 million incurred prior to the ownership change is subject to an annual limitation of approximately $1.1 million until that portion of the net operating loss is utilized or expires. Additionally, this transaction created an ownership change for the Company as defined by IRC Section 382. As such, its net operating loss of approximately $49.4 million incurred prior to the ownership change is subject to an annual limitation of approximately $2.8 million until that portion of the net operating loss is utilized or expires. Finally, due to a 100% ownership change of an acquired company in June 2004, the purchased net operating loss of approximately $1.2 million incurred prior to the ownership change is subject to an annual limitation of approximately $128,000 until that portion of the net operating loss is utilized or expires.

Consolidated Working Capital

Consolidated working capital increased to $10,178,000 at October 31, 2006 from $8,985,000 at July 31, 2006.  This increase was primarily due to an increase in cash of $944,000, an increase in accounts receivable of approximately $580,000 principally from the Enable acquisition, offset by an increase in accrued expenses of $402,000.

Analysis of Cash Flows

Cash provided by operating activities was $935,000 in the three months ended October 31, 2006 compared to cash provided by operating activities of $693,000 in the three months ended October 31, 2005.  Cash provided by operating activities in the three months ended October 31, 2006 resulted primarily from net income of $575,000, non-cash charges for depreciation and amortization of $493,000, non-cash charges for equity instruments issued for compensation and services of $280,000, and an increase in accrued expenses of $402,000, offset by an increase in accounts receivable of $660,000 and a decrease in accounts payable of $236,000.  Cash provided by operating activities in the three months ended October 31, 2005 resulted primarily from net income of $723,000, non-cash charges for depreciation and amortization of $404,000, non-cash charges for equity instruments issued for compensation and services of $187,000, and an increase in accounts payable of $324,000, offset by an increase in accounts receivable of $370,000 and a decrease in accrued expenses of $479,000.

Cash used in investing activities decreased to $91,000 in the three months ended October 31, 2006 from $159,000 in the three months ended October 31, 2005.  Cash used in investing activities in the three months ended October 31, 2006 resulted from the purchase of property and equipment of $71,000 and additional costs relating to acquisitions of $20,000.  Cash used in investing activities in the three months ended October 31, 2005 resulted from the purchase of property and equipment of $94,000 and additional costs relating to acquisitions of $65,000.

Cash provided by financing activities was $100,000 in the three months ended October 31, 2006 compared to cash provided by financing activities of $164,000 in the three months ended October 31, 2005.  Cash provided by financing activities in the three months ended October 31, 2006 was the result of proceeds from the exercise of employee stock options of $10,000 and proceeds from the exercise of warrants of $90,000.  Cash provided by financing activities in the three months ended October 31, 2005 was the result of proceeds from the exercise of employee stock options of $164,000 offset by capital lease payments of $2,000.

Off Balance Sheet Arrangements

We provide indemnifications of varying scope and amount to certain customers against claims of intellectual property infringement made by third parties arising from the use of our products and services.  We evaluate estimated losses for such indemnification under Statement of Financial Accounting Standards No. 5, Accounting for Contingencies, as interpreted by Financial Accounting Standards Board Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.  We consider factors such as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss.  To date, we have not encountered material costs as a result of such obligations and have not accrued any material liabilities related to such indemnifications in our financial statements.

Contractual Obligations

Our contractual obligations are comprised of future minimum rental payments due under non-cancelable operating leases.  The following table is a summary of our contractual obligations as of October 31, 2006:

Fiscal Year	Amount
2007	$1,188,056
2008	$1,524,649
2009	$1,429,073
2010	$1,188,485
2011	$335,924

The minimum future rental payments have not been reduced by $2,900,291 of sublease rentals to be received in the future under non-cancelable subleases.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We may invest our cash in a variety of financial instruments.  If invested, we account for our investment instruments in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”).  All of the cash equivalents and investments are treated as available-for-sale under SFAS No. 115.  Investments that are classified as cash and cash equivalents have original maturities of three months or less.  Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk.  Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall.  Due in part to these factors, our future investment income may vary widely due to changes in interest rates, or we may suffer losses in principal if forced to sell securities that have seen a decline in market value due to changes in interest rates.  For the quarter ended October 31, 2006, our cash investments consisted entirely of overnight cash sweep accounts invested in a fund composed primarily of triple A rated commercial paper and government agency bonds.  As of October 31, 2006, the interest rate for this investment was 4.62%.

Item 4.  Controls and Procedures

Our management, including our chief executive officer and chief financial officer, has carried out an evaluation of the effectiveness of our disclosure controls and procedures as of October 31, 2006, as required by paragraph (b) of Exchange Act Rules 13(a)-15 and 15(d)-15.  Based upon that evaluation, our chief executive officer and chief financial officer have concluded that as of such date, our disclosure controls and procedures are effective.  There was no change in our internal control over financial reporting during the quarter ended October 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

On January 6, 2006 we filed a complaint for declaratory judgment in the United States Bankruptcy Court (the “Court”) naming Omega Liquidating Trust (“Omega”), the liquidating trust for the bankrupt Cable & Wireless USA (C&W USA), and Cable & Wireless PLC (C&W) as defendants (together the “Defendants”). We seek to have Omega declared the rightful owner of our series C preferred stock and of any of our shares of class A common stock that have been issued but not distributed as dividends of the series C preferred stock. On March 10, 2006, defendant C&W entered a motion in the court to dismiss the complaint for declaratory judgment for lack of subject matter jurisdiction, or in the alternative, abstention by the Court. A hearing was scheduled by the Court for oral arguments on the motion for July 13, 2006. On October 19, 2006, the Defendants filed a motion to have the suit dismissed as the result of a compromise settlement having been reached between the Defendants.  The compromise names defendant Omega as owner of the disputed shares, but splits the proceeds from any sale of our stock fifty-fifty between the Defendants. An order approving the settlement was signed by the Court on November 7, 2006.

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

Item 1A.  Risk Factors

The following Risk Factor disclosure updates the risk factors as disclosed in our 2006 Annual Report on Form 10-K previously filed with the Securities and Exchange Commission.

Risks Relating to Our Company

We may not remain profitable in the future.   We have incurred significant losses since the Company was founded in 1991, and, as of October 31, 2006, we had an accumulated deficit of approximately $82.1 million. We realized profitability for the first time in the fiscal year ending July 31, 2005 and have remained so since. However, there can be no assurances that we may not incur losses again in the future.

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

If we are not successful in selling our products and services, our results of operations will suffer.   While our primary focus in the past has been on growing our ICC.NET VAN service, we have attempted to diversify by acquiring Electronic Commerce Systems in June 2004, the MEC operations of Inovis International, Inc. in March 2005 and Enable Corp. in May 2006. However, the success of our services depends to a large extent on the future of business-to-business electronic commerce and our ability to effectively compete in the marketplace. In particular, our success depends on the number of customers that subscribe to our services, the volume of the data, documents or other information they send or retrieve and the price we are able to charge for these services in light of competitive pressures. In connection with the assimilation of our new customers acquired from the MEC operation and the Enable acquisition, we expect to see attrition to these newly acquired customer bases due to the seasonal trends, integration difficulties, and customer defections to alternative EDI solutions. As a result, a portion of our revenues may be adversely affected. While we are learning to manage these new customers, there is no assurance that we will accurately assess the trends of these new customers. Accordingly, the value of these new customers, the volume of our services subscribed by them and the possibility of payment collection may differ materially from our current expectation. Further, since our operating expense levels are based significantly on our expectations of future revenue, our inability to assess the trends may render us vulnerable in the case of a significant shortfall in revenues or orders from these new customers, in which case we may not be able to reduce our operating expenses quickly in response. Therefore, any significant shortfall in revenue or orders could have an immediate adverse effect on our operating results.

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

We must continue to develop new products and services.   If we do not keep pace with rapid technological changes, customer demands and intense competition, we will not be successful. Our market is characterized by rapidly changing technology, customer demands and intense competition. The satisfactory performance, reliability and availability of our network infrastructure, customer support and document delivery systems and our web site are critical to our reputation and our ability to attract customers and maintain adequate customer service levels. If we cannot keep pace with these changes and maintain the performance and reliability of our network and customer service levels, our business will suffer. The intense competition in our industry requires us to continue to develop strategic business and Internet solutions that enhance and improve the customer service features, functions and responsiveness of our products and services and we must constantly keep pace with continuing changes in information technology and customer requirements. While we actively search for ways to expand our business and our products and services to keep pace with the rapidly changing technology, customer demands and intense competition, there can be no assurance that we will be able to keep pace with these changes. If we are not successful in developing and marketing enhancements to our products and services that respond to technological change or customer demands, our business will suffer.

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

If we lose our net operating loss carryforward of approximately $71.9 million, our financial results will suffer.   Section 382 of the Internal Revenue Code contains rules designed to discourage persons from buying and selling the net operating losses of companies. These rules generally operate by focusing on ownership changes among stockholders owning directly or indirectly 5% or more of the common stock of a company or any change in ownership arising from a new issuance of stock by a company. In general, the rules limit the ability of a company to utilize net operating losses after a change of ownership of more than 50% of its common stock over a three-year period. Purchases of our class A common stock in amounts greater than specified levels could create a limitation on our ability to utilize our net operating losses for tax purposes in the future. We are currently subject to certain limitations on the utilization of portions of our net operating loss carryforward.

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

We might not be able to retire the series C preferred stock, the existence of which may pose an impediment to our future fund raising efforts.   We believe the 4% annual dividend and the $10,000,000 liquidating preference of our series C preferred stock may inhibit our ability to raise capital. In 2005, we began discussions with Cable & Wireless, PLC (“C&W”), the purported owner of the series C preferred stock, about buying back the series C preferred stock. As these discussions progressed, we realized that there was substantial evidence that the series C preferred stock was originally issued to Cable & Wireless USA (“C&W USA”), a formerly wholly-owned subsidiary of C&W that filed Chapter 11 bankruptcy in the United States on December 8, 2003. On January 6, 2006 we filed a complaint for declaratory judgment in the United States Bankruptcy Court (the” Court”) naming Omega Liquidating Trust (“Omega”) and C&W as defendants. We sought to have Omega, as the liquidating trust for the bankrupt C&W USA, declared the rightful owner of our series C preferred stock and of any of our shares of class A common stock that have been issued but not distributed as dividends of the series C preferred stock. Omega and C&W reached a settlement agreement on October 19, 2006. An order approving the settlement was signed by the Court on November 7, 2006.  The compromise names defendant Omega as owner of the disputed shares, but splits the proceeds from the potential sale of our series C preferred stock or class A common stock issued as dividends fifty-fifty between the Defendants.  Even though ownership has been established, we cannot be assured that we will be able to reach acceptable terms with Omega for the repurchase of our series C preferred stock or that some other entity may purchase the series C preferred stock.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On October 27, 2006, we issued a total of 25,000 shares of class A common stock in consideration for an aggregate price of $89,500 or $3.58 per share, in a private placement transaction.  These shares were issued upon the exercise of outstanding warrants issued in 2001 in connection with a private placement of the class A common stock.

The Company intends to use the proceeds for general corporate purposes.  The Company relied on the exemptions from registration requirements provided by Section 4(2) and Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended, for the issuance and sale of the shares of class A common stock upon the exercise of the warrants.

Item 3.  Defaults Upon Senior Securities

None.  As the result of the settlement described in Part II, Item 1. Legal Proceedings on page 17 the certificate for all past declared dividends has been issued.

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

Date: December 14, 2006

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