Form 10-Q
period 2007-03-15
INTERNET COMMERCE CORP
filed 2007-03-15
CIK 894738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2007

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

As of March 13, 2007, the Registrant had outstanding 22,737,653 shares of class A common stock.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Condensed Consolidated Balance Sheets

	January 31,	July 31,
	2007	2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,094,972	$6,988,753
Accounts receivable, net of allowance for doubtful accounts and allowance for sales returns and allowances of $518,314 and $458,061, respectively	3,878,283	3,631,135
Prepaid expenses and other current assets	630,985	461,778
Total current assets	10,604,240	11,081,666

Restricted cash	433,322	432,974
Property and equipment, net	1,141,729	1,113,701
Goodwill	6,168,883	6,148,332
Other intangible assets, net	4,375,732	4,829,772
Other assets	40,554	37,822
Total assets	$22,764,460	$23,644,267

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$500,473	$662,151
Accrued expenses	756,945	574,783
Accrued dividends – preferred stock	16,986	232,329
Deferred revenue	239,061	261,214
Lease liability from acquisition	304,759	249,940
Other current liabilities	138,634	116,280
Total current liabilities	1,956,858	2,096,697

Long-term lease liability from acquisition	841,843	967,442
Total liabilities	2,798,701	3,064,139

Stockholders’ equity:
Preferred stock – 5,000,000 shares authorized, 5,000 and 10,000 shares of series C, respectively, and 250 shares of series D:
Series C – par value $.01 per share, 44.76 votes per share; 5,000 shares issued and outstanding (liquidation value of $5,016,986) and 10,000 shares issued and outstanding (liquidation value of $10,333,151), respectively	50	100
Series D – par value $.01 per share, 769 votes per share; 250 shares issued and outstanding (liquidation value of $250,000)	3	3
Common stock:
Class A - par value $.01 per share, 40,000,000 shares authorized, one vote per share; 22,702,653 and 22,712,944 shares issued and outstanding, respectively	227,027	227,129

Class B - par value $.01 per share, 2,000,000 shares authorized, six votes per share; none issued and outstanding	—	—
Additional paid-in capital	101,150,524	103,042,746
Accumulated deficit	(81,411,845)	(82,689,850)
Total stockholders’ equity	19,965,759	20,580,128
Total liabilities and stockholders’ equity	$22,764,460	$23,644,267

See notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2007	2006	2007	2006

Service revenues	$5,302,468	$5,012,240	$11,110,196	$10,030,073

Expenses:
Cost of services	1,969,683	1,750,182	3,828,975	3,655,579
Product development and enhancement	585,697	206,928	1,302,341	309,911
Selling and marketing	369,359	577,301	889,316	992,658
General and administrative	1,720,310	2,080,540	3,829,126	3,934,795
	4,645,049	4,614,951	9,849,758	8,892,943
Operating income	657,419	397,289	1,260,438	1,137,130

Other income (expense):
Interest and investment income	81,293	34,563	163,686	60,233
Interest expense	(19,687)	(77,507)	(40,274)	(113,293)
Other income (expense)	1,044	10,465	(21,576)	27,551
	62,650	(32,479)	101,836	(25,509)
Income before income taxes	720,069	364,810	1,362,274	1,111,621

Provision (benefit) for income taxes, current	16,663	(7,093)	84,270	17,172

Net income	703,406	371,903	1,278,004	1,094,449

Dividends on preferred stock	(83,836)	(101,822)	(184,658)	(201,644)
Extinguishment of dividends on retired preferred stock	200,000	—	200,000	—

Income attributable to common stockholders	$819,570	$270,081	$1,293,346	$892,805

Basic income per common share	$0.04	$0.01	$0.06	$0.05

Diluted income per common share	$0.03	$0.01	$0.05	$0.05

Anti-dilutive stock options and warrants outstanding	1,710,399	1,652,695	1,710,399	2,527,457

Weighted average number of common shares outstanding – basic	22,740,594	19,462,025	22,728,530	19,560,428

Weighted average number of common shares outstanding –diluted	24,963,417	22,124,182	25,066,145	21,865,940

See notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended January 31,
	2007	2006
Cash flows from operating activities:
Net income	$1,278,004	$1,094,449
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	993,142	614,745
Bad debt expense	156,535	333,611
Non-cash interest expense	40,274	113,871
Non-cash charges for equity instruments issued for compensation and services	493,999	474,685
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(362,767)	(123,068)
Prepaid expenses and other assets	(165,933)	(119,882)
Accounts payable	(161,678)	275,551
Accrued expenses	167,161	(900,881)
Deferred revenue	(22,153)	(26,927)
Other liabilities	(88,700)	(703,294)

Net cash provided by operating activities	2,327,885	1,032,860

Cash flows from investing activities:
Payment for purchase of acquisitions, net of cash acquired	(300,000)	(886,619)
Additional costs of previous acquisition	(20,551)	(65,000)
Purchases of property and equipment	(296,084)	(114,848)

Net cash used in investing activities	(616,635)	(1,066,467)

Cash flows from financing activities:
Payments of capital lease obligations	—	(3,645)
Payment to reacquire class A common stock	(613,587)	—
Payment to reacquire series C preferred stock	(2,261,413)	—
Proceeds from exercise of warrants	247,564	—
Proceeds from exercise of employee stock options	22,405	348,633

Net cash provided by (used in) financing activities	(2,605,031)	344,988

Net increase (decrease) in cash and cash equivalents	(893,781)	311,381

Cash and cash equivalents, beginning of period	6,988,753	3,983,005

Cash and cash equivalents, end of period	$6,094,972	$4,294,386

Supplemental disclosure of cash flow information:
Cash paid for interest during the period	$—	$201
Cash paid for income taxes during the period	221,417	4,850

Supplemental disclosure of noncash investing activity:
Payment for purchase of acquisition	—	23,300

Supplemental disclosure of noncash financing activity:
Issuance of 20,283 shares of class A common stock upon exercise of warrants	—	203
Issuance of 50,117 shares of class A common stock upon exercise of 355,713 stock options	—	501
Issuance of common stock for dividends on preferred stock	200,000	400,000

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The accompanying unaudited condensed consolidated financial statements of Internet Commerce Corporation (the “Company” or “ICC”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information.  In the opinion of management, such statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the Company’s financial position, results of operations and cash flows at the dates and for the periods indicated.  Pursuant to the requirements of the Securities and Exchange Commission (the “SEC”) applicable to Quarterly Reports on Form 10-Q, the accompanying financial statements do not include all the disclosures required by GAAP for annual financial statements.  While the Company believes that the disclosures presented are adequate to make the information not misleading, these unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2006.  Operating results for the six month period ended January 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2007 or any future period.

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

2.                                      RECENT ACQUISITIONS

STEWART TECHNICAL SERVICES

On January 31, 2007, the Company completed the acquisition of certain assets of Stewart Technical Services, Inc. (“STS”) STS provides EDI services and software and will be included in our EC Solutions segment.  In accordance with the Asset Purchase Agreement (“Agreement”), the Company paid $300,000 upon close and has a contingent payment of up to an additional one times revenue for the first year’s revenue less the $300,000 payment made at closing.  Additionally, if the first year’s revenues are less than $400,000, then no additional earn-out will be paid.   The Company received tangible assets of approximately $49,000, which included accounts receivable of $44,000 and fixed assets of $5,000, and intangible assets of approximately $266,000, which are comprised of internally developed software of $166,000 and customer relationships of $100,000.  Under the Agreement, the Company also recorded a liability of $15,000 for transition costs.  The fixed assets are estimated to have a useful life of three years and customer relationships and internally developed software are estimated to have useful lives of five and four years, respectively.

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

The following table sets forth the components of the purchase price for Enable as of January 31, 2007.

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

3.                                      REPURCHASE OF PREFERRED STOCK

On December 14, 2006, two subsidiaries of 3V Capital LLC (3V Capital Fund Ltd. and Distressed/High Yield Trading Opportunities, Ltd. (collectively, the “3V Entities”)) acquired from Omega Liquidating Trust, the liquidating trust for the bankrupt Cable & Wireless USA, 10,000 shares of the series C preferred stock and 381,111 shares of the class A common stock of Internet Commerce Corporation (“ICC” or the “Company”).  Thereafter, on December 20, 2006, ICC entered into a Stock Purchase Agreement with each of the 3V Entities, pursuant to which ICC reacquired a total of 5,000 shares of its series C preferred stock and 190,555 shares of its class A common stock for an aggregate purchase price of $2,875,000.  Following this reacquisition of shares by ICC, the 3V Entities together continue to own the remaining 5,000 shares of ICC’s series C preferred stock and 190,556 shares of ICC’s class A common stock.  The repurchased shares were subsequently retired during the quarter.

4.                                      BUSINESS SEGMENT INFORMATION

The Company’s two reportable segments are:

•                  Electronic Commerce Solutions (“EC Solutions”) segment, which includes ICC.NET VAN services, browser-based and hosted applications, and desktop software; and

•                  Electronic Commerce Services (“EC Services “) segment, which is comprised of the EC service center, EC outsourcing, mapping and professional services.

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

The tables below summarize information about operations for the three and six month periods ended January 31, 2007 and 2006.

	EC Solutions	EC Services	Total
Three Months – January 31, 2007
Revenues from external customers	$3,880,022	$1,422,446	$5,302,468
Segment operating income	$2,259,701	$385,219	$2,644,920

The following is a reconciliation of operating segment income to net income for the three month period ending January 31, 2007:

Segment operating income	$2,644,920
Corporate expenses	(1,987,501)
Operating income	657,419
Other income (expense), net	62,650
Income before income taxes	720,069
Income tax expense	16,663
Net income	$703,406

	EC Solutions	EC Services	Total
Six Months – January 31, 2007
Revenues from external customers	$7,816,663	$3,293,533	$11,110,196
Segment operating income	$4,631,303	$1,174,530	$5,805,833

The following is a reconciliation of operating segment income to net income for the six month period ending January 31, 2007:

Segment operating income	$5,805,833
Corporate expenses	(4,545,395)
Operating income	1,260,438
Other income (expense), net	101,836
Income before income taxes	1,362,274
Income tax expense	84,270
Net income	$1,278,004

	EC Solutions	EC Services	Total
Three Months – January 31, 2006
Revenues from external customers	$3,156,784	$1,855,456	$5,012,240
Segment operating income	$2,130,144	$874,038	$3,004,182

The following is a reconciliation of operating segments income to net income for the three month period ending January 31, 2006:

Segment operating income	$3,004,182
Corporate expenses	(2,606,893)
Operating income	397,289
Other income (expense), net	(32,479)
Income before income taxes	364,810
Income tax (benefit) expense	(7,093)
Net income	$371,903

	EC Solutions	EC Services	Total
Six Months – January 31, 2006
Revenues from external customers	$6,370,747	$3,659,326	$10,030,073
Segment operating income	$4,261,777	$1,703,328	$5,965,105

The following is a reconciliation of operating segments income to net income for the six month period ending January 31, 2006:

Segment operating income	$5,965,105
Corporate expenses	(4,827,975)
Operating income	1,137,130
Other income (expense), net	(25,509)
Income before income taxes	1,111,621
Income tax expense	17,172
Net income	$1,094,449

5.             Recent Accounting proNouncements

In July 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109  (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes.  FIN 48 describes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006 and will be effective for the Company in fiscal 2008.  The Company is currently evaluating the impact of this new accounting interpretation on its financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”. SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS No. 157 requires fair value measurements to be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting SFAS No. 157 on its financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements”. SAB No. 108 provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of assessing materiality. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The Company is currently evaluating the impact of adopting SAB No. 108 on its financial statements.

6.             INCOME TAXES

A provision for income taxes has been provided for the three and six months ended January 31, 2007 and 2006 for estimated federal alternative minimum taxes and certain state income taxes, as the Company has sufficient net operating loss carryforwards to offset regular taxable income.  As of January 31, 2007, the Company continues to maintain a valuation allowance against the total net deferred tax balance.  The Company will continue to evaluate its prospects going forward. If the Company’s operations continue at current levels and future business projections indicate continued profitability, the Company will review the valuation allowance and may reverse, in the near future, a portion of the deferred tax asset valuation reserve.

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

For a more detailed description on the application of these and other accounting policies, see Note 2 of the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended July 31, 2006.  Reference is also made to the discussion of the application of these critical accounting policies and estimates contained in Management’s Discussion and Analysis in our Annual Report on Form 10-K for fiscal 2006.  During the six months ended January 31, 2007, there were no significant or material changes in the application of critical accounting policies that would require an update to the information provided in the Form 10-K for fiscal 2006.

Three Months Ended January 31, 2007 Compared with Three Months Ended January 31, 2006.

Results of Operations – EC Solutions

Our EC Solutions segment uses the Internet and our proprietary technology to deliver our customers’ documents and data files to members of their trading communities.  The following table summarizes operating results for our EC Solutions services for the three months ended January 31, 2007 and 2006:

	Three Months Ended
	January 31,		Variance
	2007	2006	$	%
Revenues:
Services	$3,880,022	$3,156,784	723,238	23

Expenses:
Cost of services	1,104,319	830,655	273,664	33
Product development and enhancement	438,841	148,458	290,383	196
General and administrative	77,161	47,527	29,634	62
Total expenses	1,620,321	1,026,640	593,681	58

Segment operating income	$2,259,701	$2,130,144	129,557	6

Revenues – EC Solutions – Revenue from EC Solutions segment was 73% of consolidated revenues for the quarter ended January 31, 2007 (“2007 Quarter”) compared to 63% for the quarter ended January 31, 2006 (“2006 Quarter”). EC Solutions revenues increased $723,000 for the 2007 Quarter compared to the 2006 Quarter, principally from the browser-based and hosted services revenue acquired from Enable and an increase in VAN related transaction volume and mailbox fees.

Cost of services – EC Solutions – Cost of services relating to our EC Solutions segment was 28% of revenue from the EC Solutions services for the 2007 Quarter, compared to 26% for the 2006 Quarter.  Total cost of services increased $274,000 for the 2007 Quarter compared to the 2006 Quarter.  Cost of services consists primarily of salaries and employee benefits, connectivity fees, amortization, allocation of product and development expenses and rent.  The increase was primarily related to the increased allocation of product development of $145,000 and an increase in acquired technology and customer list amortization expense of $247,000, offset by a reduction in the cost of our telephone and connectivity fees of $75,000.

Product development and enhancement - EC Solutions - Product development and enhancement costs relating to our EC Solutions segment consist primarily of salaries and employee benefits.  Product development and enhancement costs increased $290,000 in the 2007 Quarter compared with the 2006 Quarter.  This increase is related to the additional staff, consulting and rent expenses from the Enable operations.

General and administrative - EC Solutions - General and administrative expenses supporting our EC Solutions segment consist primarily of depreciation, telephone, and computer maintenance expenses.  General and administrative costs increased $30,000 in the 2007 Quarter compared to the 2006 Quarter.  The increase was mainly due to computer maintenance expenses.

Operating Income - EC Solutions - Operating income from EC Solutions increased $129,557, or 6%, for the 2007 Quarter compared with the 2006 Quarter, due to the increased revenue from the Enable acquisition and VAN related transaction volume and mailbox fees, offset principally by the additional staff, consulting and rent expenses from the Enable operations.   We expect our EC Solutions segment to remain profitable as we continue to build our browser-based and hosted services customer portfolio.

Results of Operations – EC Services

Our EC Services operations primarily focus on facilitating the EDI communications of small and mid-sized businesses with their trading partners through our EC Service center, E-Commerce outsourcing and professional services.   The following table summarizes operating results for our EC Services segment for the three months ended January 31, 2007 and 2006:

	Three Months Ended
	January 31,		Variance
	2007	2006	$	%
Revenues:
Services	$1,422,446	$1,855,456	(433,010)	(23)

Expenses:
Cost of services	865,364	919,527	(54,163)	(6)
Product development and enhancement	112,402	58,470	53,932	92
General and administrative	59,461	3,421	56,040	1,638
Total expenses	1,037,227	981,418	55,809	6

Segment operating income	$385,219	$874,038	(488,819)	(56)

Revenue – EC Services – Revenue from our EC Services was 27% of consolidated revenues for the 2007 Quarter compared to 37% for the 2006 Quarter.  Revenue decreased $433,000 for the 2007 Quarter compared to the 2006 Quarter. Mainly due to customer attrition, revenues decreased at our EC service center approximately $256,000 and our EC outsourcing services approximately $156,000.  We believe the attrition from the MEC and Kodiak acquisitions has stabilized and we anticipate that our third and fourth quarter will depict more comparative quarter to quarter results.

Cost of services – EC Services - Cost of services relating to our EC Services segment was 61% of revenue in the 2007 Quarter, compared to 50% in the 2006 Quarter.  Cost of services decreased $54,000 for the 2007 Quarter compared to the 2006 Quarter.  Cost of services consists primarily of salaries and employee benefits, amortization, connectivity fees and rent.  The decrease was mainly a result of lower salary and benefit expense at our EC service center offset by increased amortization expense. We do not anticipate any further significant reductions in salaries and benefits related to our EC Services segment as the increase in the 2006 Quarter was primarily related to the higher levels of staff required to transition  the backlog of work from to the MEC acquisition.

Product development and enhancement – EC Services - Product development and enhancement costs consist primarily of salaries and employee benefits.  Product development and enhancement costs incurred by our EC Services segment increased $54,000 in the 2007 Quarter compared to the 2006 Quarter.  The increase was primarily the result of increased salary and benefits expense of approximately $100,000, offset by a higher allocation of product development to other departments of $47,000.

General and administrative – EC Services - General and administrative expenses relating to our EC Services segment consist primarily of office expenses, depreciation, computer maintenance expense, telephone and rent.  General and administrative expenses incurred by our EC Services segment increased $56,000 in the 2007 Quarter compared to the 2006 Quarter.  The increase was mainly related to higher depreciation and computer maintenance expenses related to recent investments in capital expenditures.

Operating Income - EC Services - Operating income from EC Services decreased $488,819, or 56%, for the 2007 Quarter compared with the 2006 Quarter, due primarily to the decreased revenue in the segment.  We anticipate that future periods will be more comparable due to the stabilization of the customer attrition from the MEC and Kodiak acquisitions.

Corporate Expenses

Our Corporate expenses represent the general, administrative, corporate and executive expenses not directly related to our EC Solutions or EC Services segments.  The following table summarizes operating expenses for our corporate expenses for the three months ended January 31, 2007 and 2006:

	Three Months Ended
	January 31,		Variance
	2007	2006	$	%
Expenses:
Product development and enhancement	$34,454	$—	34,454	—
Selling and marketing	369,359	577,301	(207,942)	(36)
General and administrative	1,583,688	2,029,592	(445,904)	(22)
Total expenses	$1,987,501	$2,606,893	(619,392)	24

Product development and enhancement – Corporate – Product development and enhancement costs included in our Corporate expenses consist primarily of salaries and employee benefits.  Product development and enhancement costs increased $34,000 in the 2007 Quarter compared to the 2006 Quarter. The increase is primarily a result of unallocable salary and benefit costs not directly related to the EC Solutions or EC Services segments.

Selling and marketing – Corporate - Selling and marketing costs included in our Corporate expenses consist primarily of salaries and employee benefits and amortization.  Selling and marketing expenses decreased $208,000 in the 2007 Quarter compared to the 2006 Quarter primarily due to the lower salary, benefits and commission expense of approximately $110,000 and the reclassification of ECS, MEC and Kodiak customer list amortization of $68,000 to cost of sales in the EC Services segment.

General and administrative – Corporate – General and administrative costs included in our Corporate expenses consist primarily of salaries and employee benefits, office expenses, legal and accounting expenses, depreciation, computer maintenance expenses, telephone and rent.  General and administrative expenses decreased $446,000 in the 2007 Quarter compared to the 2006 Quarter.  The decrease is primarily related to the reduction of office rent of $163,000 due to the closing of our Cary, North Carolina and Charlottesville, Virginia offices, a reduction of bad debt expense of $131,000 due to stronger collection activity and a reduction of $113,000 in option related non-cash compensation.

Six Months Ended January 31, 2007 Compared with Six Months Ended January 31, 2006.

Results of Operations – EC Solutions

Our EC Solutions segment uses the Internet and our proprietary technology to deliver our customers’ documents and data files to members of their trading communities.  The following table summarizes operating results for our EC Solutions services for the six months ended January 31, 2007 and 2006:

	Six Months Ended
	January 31,		Variance
	2007	2006	$	%
Revenues:
Services	$7,816,663	$6,370,747	1,445,916	23

Expenses:
Cost of services	2,055,951	1,838,214	217,737	12
Product development and enhancement	990,738	179,288	811,450	453
General and administrative	138,671	91,468	47,203	52
Total expenses	3,185,360	2,108,970	1,076,390	51

Segment operating income	$4,631,303	$4,261,777	369,526	9

Revenues – EC Solutions – Revenue from EC Solutions segment was 70% of consolidated revenues for the six months ended January 31, 2007 (“2007 Six Months”) compared to 64% for the six months ended January 31, 2006 (“2006 Six Months”). EC Solutions revenues increased $1,446,000 for the 2007 Six Months compared to the

2006 Six Months, principally from the browser-based and hosted services revenue acquired from Enable and an increase in VAN transaction volume.

Cost of services – EC Solutions – Cost of services relating to our EC Solutions segment was 26% of revenue from the EC Solutions services for the 2007 Six Months, compared to 29% for the 2006 Six Months.  Total cost of services increased $218,000 for the 2007 Six Months compared to the 2006 Six Months.  Cost of services consists primarily of salaries and employee benefits, connectivity fees, amortization, allocation of product and development expenses and rent.  The increase was primarily the result of approximately a $250,000 net increase in acquired technology and customer list amortization expense related to the Enable acquisition and a $121,000 increase in product development expense allocation offset by a $154,000 reduction in telephone and connectivity fees.

Product development and enhancement - EC Solutions - Product development and enhancement costs relating to our EC Solutions segment consist primarily of salaries and employee benefits.  Product development and enhancement costs increased $811,000 in the 2007 Six Months compared with the 2006 Six Months.  This increase is related to the additional staff, consulting and rent expenses from the Enable operations.

General and administrative - EC Solutions - General and administrative expenses supporting our EC Solutions segment consist primarily of depreciation, telephone, and computer maintenance expenses.  General and administrative costs increased $47,000 in the 2007 Six Months compared to the 2006 Six Months.  The increase was mainly due to higher computer maintenance expenses.

Operating Income - EC Solutions - Operating income from EC Solutions increased $369,526, or 9%, for the 2007 Six Months compared with the 2006 Six Months, due to the increased revenue from the Enable acquisition and VAN related transaction volume, offset principally by the additional staff, consulting and rent expenses from the Enable operations.  We expect our EC Solutions segment to remain profitable as we continue to build our browser-based and hosted services customer portfolio.

Results of Operations – EC Services

Our EC Services operations primarily focus on facilitating the EDI communications of small and mid-sized businesses with their trading partners through our EC service center, E-Commerce outsourcing and professional services.   The following table summarizes operating results for our EC Services segment for the six months ended January 31, 2007 and 2006:

	Six Months Ended
	January 31,		Variance
	2007	2006	$	%
Revenues:
Services	$3,293,533	$3,659,326	(365,793)	(10)

Expenses:
Cost of services	1,773,024	1,817,365	(44,341)	2
Product development and enhancement	231,672	130,623	101,049	77
General and administrative	114,307	8,010	106,297	1,327
Total expenses	2,119,003	1,955,998	163,005	8

Segment operating income	$1,174,530	$1,703,328	(528,798)	(31)

Revenue – EC Services – Revenue from our EC Services was 30% of consolidated revenues for the 2007 Six Months compared to 36% for the 2006 Six Months.  The revenue decreased $366,000 for the 2007 Six Months compared to the 2006 Six Months. The decrease was a primarily a result of reduced revenue from our EC service center of approximately $756,000 due to year over year customer attrition, offset by increased revenue of $202,000 from our EC outsourcing and $191,000 from professional services. We believe the customer attrition from the MEC and Kodiak acquisitions has stabilized and we anticipate that our third and fourth quarter will depict more comparative quarter to quarter results.

Cost of services – EC Services - Cost of services relating to our EC Services segment was 54% of revenue in the 2007 Six Months, compared to 50% in the 2006 Six Months.  Cost of services decreased $44,000 for the 2007 Quarter compared to the 2006 Quarter.  Cost of services consists primarily of salaries and employee benefits, amortization, connectivity fees and rent. The decrease was mainly a result of lower salary and benefit expense at our EC service center offset by increased amortization expense.

Product development and enhancement – EC Services - Product development and enhancement costs consist primarily of salaries and employee benefits.  Product development and enhancement costs incurred by our EC Services segment increased $101,000 in the 2007 Six Months compared to the 2006 Six Months. The increase was primarily the result of increased salary and benefits expense of approximately $189,000, offset by a higher allocation of product development to other departments of $88,000.

General and administrative – EC Services - General and administrative expenses relating to our EC Services segment consist primarily of office expenses, depreciation, computer maintenance expense, telephone and rent.  General and administrative expenses incurred by our EC Services segment increased $106,000 in the 2007 Six Months compared to the 2006 Six Months.  The increase was mainly related to higher depreciation and computer maintenance expenses related to recent investments in capital expenditures.

Operating Income - EC Services - Operating income from EC Services decreased $528,798, or 31%, for the 2007 Six Months compared with the 2006 Six Months, due primarily to the decreased revenue in the segment.  We anticipate that future periods will be more comparable due to the stabilization of the customer attrition from our MEC and Kodiak acquisitions.

Corporate Expenses

Our Corporate expenses represent the general, administrative, corporate and executive expenses not directly related to our EC Solutions or EC Services segments.  The following table summarizes operating expenses for our corporate expenses for the six months ended January 31, 2007 and 2006:

	Six Months Ended
	January 31,		Variance
	2007	2006	$	%
Expenses:
Product development and enhancement	$79,931	$—	79,931	—
Selling and marketing	889,316	992,658	(103,342)	10
General and administrative	3,576,148	3,835,317	(259,169)	(7)
Total expenses	$4,545,395	$4,827,975	(282,580)	(7)

Product development and enhancement – Corporate – Product development and enhancement costs included in our Corporate expenses consist primarily of salaries and employee benefits.  Product development and enhancement costs increased $80,000 in the 2007 Six Months compared to the 2006 Six Months. The increase is primarily a result of unallocable salary and benefit costs not directly related to the EC Solutions or EC Services segments.

Selling and marketing – Corporate - Selling and marketing costs included in our Corporate expenses consist primarily of salaries and employee benefits and amortization.  Selling and marketing expenses decreased $103,000 in the 2007 Six Months compared to the 2006 Six Months primarily related to the reclassification of amortization expenses related to the Kodiak and MEC customer lists to the EC Services segment cost of sales.

General and administrative – Corporate – General and administrative costs included in our Corporate expenses consist primarily of salaries and employee benefits, office expenses, legal and accounting expenses, depreciation, computer maintenance expenses, telephone and rent.  General and administrative expenses decreased $259,000 in the 2007 Six Months compared to the 2006 Six Months.  The decrease is primarily a result of a reduction in bad debt expense of $177,000 due to stronger collection activity, a reduction of $73,000 in general office expenses and a $50,000 reduction in repairs and maintenance costs, offset by an increase of $52,000 in salary and benefit expenses.

Liquidity and Capital Resources

Our principal sources of liquidity, which consist of unrestricted cash and cash equivalents, decreased to $6,095,000 as of January 31, 2007 from $6,989,000 as of July 31, 2006.  We believe these resources will provide us with sufficient liquidity for the short term and long term requirements of the company.

The principal uses of cash for the six month period ended January 31, 2007 were for the repurchase of our series C preferred stock of $2,261,000 and our class A common stock of $614,000.  On December 14, 2006, two subsidiaries of 3V Capital LLC (3V Capital Fund Ltd. and Distressed/High Yield Trading Opportunities, Ltd. (collectively, the “3V Entities”)) acquired from Omega Liquidating Trust, the liquidating trust for the bankrupt Cable & Wireless USA, 10,000 shares of the series C preferred stock and 381,111 shares of the class A common stock of Internet Commerce Corporation (“ICC” or the “Company”).  Thereafter, on December 20, 2006, ICC entered into a Stock Purchase Agreement with each of the 3V Entities, pursuant to which ICC reacquired a total of 5,000 shares of its series C preferred stock and 190,555 shares of its class A common stock for an aggregate purchase price of $2,875,000.  Following this reacquisition of shares by ICC, the 3V Entities together continue to own the remaining 5,000 shares of ICC’s series C preferred stock and 190,556 shares of ICC’s class A common stock.  The repurchased shares were subsequently retired during the quarter.

Additionally during the period, we used $300,000 for the acquisition of certain assets of Stewart Technical Services, Inc. and $208,000 in capital expenditures to upgrade and relocate the equipment from our Enable data center.

The principal sources of cash during the period were cash generated from continued operations of $2,328,000 and proceeds from the exercise of 71,200 warrants that were originally issued in a private placement that closed in October 2004 of $248,000.

The Company has net operating loss carryforwards for tax purposes of approximately $71.0 million as of January 31, 2007. These carryforwards expire from 2011 to 2024.

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

Contractual Obligations

Our contractual obligations are comprised of future minimum rental payments due under non-cancelable operating leases.  The following table is a summary of our contractual obligations as of January 31, 2007:

Fiscal Year	Amount
2007	$794,797
2008	$1,524,649
2009	$1,429,073
2010	$1,188,485
2011	$335,924

The minimum future rental payments have not been reduced by $2,718,336 of sublease rentals to be received in the future under non-cancelable subleases.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We may invest our cash in a variety of financial instruments.  If invested, we account for our investment instruments in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”).  All of the cash equivalents and investments are treated as available-for-sale under SFAS No. 115.  Investments that are classified as cash and cash equivalents have original maturities of three months or less.  Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk.  Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall.  Due in part to these factors, our future investment income may vary widely due to changes in interest rates, or we may suffer losses in principal if forced to sell securities that have seen a decline in market value due to changes in interest rates.  For the quarter ended January 31, 2007, our cash investments consisted entirely of overnight cash sweep accounts invested in a fund composed primarily of triple A rated commercial paper and government agency bonds.  As of January 31, 2007, the interest rate for this investment was 4.62%.

Item 4.  Controls and Procedures

Our management, including our chief executive officer and chief financial officer, has carried out an evaluation of the effectiveness of our disclosure controls and procedures as of January 31, 2007, as required by paragraph (b) of Exchange Act Rules 13(a)-15 and 15(d)-15.  Based upon that evaluation, our chief executive officer and chief financial officer have concluded that as of such date, our disclosure controls and procedures are effective.  There was no change in our internal control over financial reporting during the quarter ended January 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings

On January 6, 2006 we filed a complaint for declaratory judgment in the United States Bankruptcy Court (the “Court”) naming Omega Liquidating Trust (“Omega”), the liquidating trust for the bankrupt Cable & Wireless USA (C&W USA), and Cable & Wireless PLC (C&W) as defendants (together the “Defendants”). We sought to have Omega declared the rightful owner of our series C preferred stock and of any of our shares of class A common stock that have been issued but not distributed as dividends of the series C preferred stock. On October 19, 2006, the Defendants filed a motion to have the suit dismissed as the result of a compromise settlement having been reached between the Defendants.  The compromise names defendant Omega as owner of the disputed shares, but splits the proceeds from any sale of our stock fifty-fifty between the Defendants. An order approving the settlement was signed by the Court on November 7, 2006.

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

Risks Relating to Our Company

We may not remain profitable in the future.   We have incurred significant losses since the Company was founded in 1991, and, as of January 31, 2007, we had an accumulated deficit of approximately $81.4 million. We realized profitability and have done so for the past 8 consecutive quarters.  However, there can be no assurances that we may not incur losses again in the future.

We must continue to grow our business in order to remain competitive.   Over the past year, the VAN business has remained significantly price competitive. Our major competitors appear to be restructuring their VAN operations to reduce their overhead and other costs to better compete against Internet-based networks such as our ICC.NET service. While we have been successful in maintaining our margins and we have increased the volume of data transmitted through our VAN, we have experienced price erosion in competing for larger customers. Although we expect to continue to add new customers and increase the volume of data transmitted through our service, we do not expect our revenue from VAN services to continue to grow rapidly as in the past. If our revenues grow at a slower rate than we anticipate, or decrease and we are unable to adjust spending in a timely manner or if our expenses increase without commensurate increases in revenues, our operating results will suffer and we may again report losses.

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

We may need to obtain additional financing on satisfactory terms to continue to compete successfully. If we are unable to obtain necessary future capital, our business will suffer.   We may need to raise additional funds if competitive pressures or technological changes are greater than anticipated, if we are unable to increase revenue at anticipated rates, if our expenses increase significantly or if our customers delay payment of our receivables or if we identify a suitable acquisition candidate that requires a cash outlay in order to complete the transaction. We cannot assure you that any additional financing will be available on reasonable terms or at all. Raising additional funds in the future by issuing securities could adversely affect our stockholders and negatively impact our publicly traded share price. If we raise additional funds through the issuance of debt securities, the holders of the debt securities will have a claim to our assets that will have priority over any claim of our stockholders. The interest on these debt securities would increase our costs and negatively impact our operating results. If we raise additional funds through the issuance of common stock or securities convertible into or exchangeable for common stock, the percentage ownership of our then-existing stockholders will decrease and they may experience additional and substantial dilution. In addition, any convertible or exchangeable securities may have rights, preferences and privileges more favorable to the holders than those of the common stock.

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

If we lose our net operating loss carryforward of approximately $71.0 million, our financial results will suffer.   Section 382 of the Internal Revenue Code contains rules designed to discourage persons from buying and selling the net operating losses of companies. These rules generally operate by focusing on ownership changes among stockholders owning directly or indirectly 5% or more of the common stock of a company or any change in ownership arising from a new issuance of stock by a company. In general, the rules limit the ability of a company to utilize net operating losses after a change of ownership of more than 50% of its common stock over a three-year period. Purchases of our class A common stock in amounts greater than specified levels could create a limitation on our ability to utilize our net operating losses for tax purposes in the future. We are currently subject to certain limitations on the utilization of portions of our net operating loss carryforward.

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

We must comply in the future with new and costly reporting requirements.   Under current Securities and Exchange Commission (“SEC”) regulations, we are considered a non-accelerated filer as our market capitalization as of January 31, 2007 was under $75 million. We will have to be compliant with Section 404(a), management’s assertion portion of the Sarbanes-Oxley Act of 2002 (“SOX”) by July 31, 2008 and compliant with Section 404(b), the independent audit requirement of SOX by July 31, 2009. The costs of implementing the requirements of the SOX have ranged from approximately $500,000 to over $1 million for smaller companies. Although we began our SOX compliance efforts, there can be no assurance that we can be in full compliance when required for reasonable costs.

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

Risks Relating to Our Class A Common Stock

The market price of our class A common stock is likely to be highly volatile.   The market price of our class A common stock has been very volatile in the past, ranging from a low of $2.30 to a high of $3.98 during fiscal 2007 and is likely to fluctuate substantially in the future. If our class A common stock falls under $1.00 per share and fails to maintain a minimum bid price of $1.00 for 30 consecutive trading days, it may no longer be eligible for trading in the Nasdaq Capital Market, which would adversely affect the ability of investors to sell their shares of our class A common stock.

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

Our Board of Directors can issue preferred stock with rights adverse to the holders of class A common stock.   Our Board of Directors is authorized, without further stockholder approval, to determine the provisions of and to issue up to 4,994,750 shares of preferred stock. Issuance of preferred shares with rights to dividends and other distributions, voting rights or other rights superior to the class A common stock could be adverse to the holders of class A common stock. In addition, issuance of preferred shares could have the effect of delaying, deterring or preventing an unsolicited change in control of our company, or could impose various procedural and other requirements that could make it more difficult for holders of our class A common stock to effect certain corporate actions, including the replacement of incumbent directors and the completion of transactions opposed by the incumbent Board of Directors. The rights of the holders of our class A common stock would be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ending January 31, 2007, 71,200 warrants that were originally issued in a private placement that closed in October 2004, were exercised at $2.22 resulting in the issuance of the same number of shares of our class A common stock for which we received $158,064.

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

Item 3.  Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

(a)           Our 2006 Annual Meeting of Stockholders (the “Annual Meeting”) was held on January 4, 2007.  There were present at the Annual Meeting, in person or by proxy, holders of 18,597,603 shares (or 83.15%) of the common stock entitled to vote.

(b)           The following directors were elected to hold office until the next annual meeting of stockholders or until their successors are elected and qualified, with the vote for each director being reflected below:

Name	Votes For	Votes Withheld
Richard J. Berman	17,631,882	965,721
Kim D. Cooke	18,108,888	488,715
Donald R. Harkleroad	18,389,606	207,997
Paul D. Lapides	18,485,346	112,257
Arthur R. Medici	18,146,518	451,085
Matthew W. Shaw	18,390,606	206,997
John S. Simon	18,390,606	206,997
Thomas J. Stallings	18,388,606	208,997

The affirmative vote of the holders of a plurality of the outstanding shares of common stock represented at the Annual Meeting was required to elect each director.

(c)           The appointment of Tauber & Balser, P.C. as independent public auditors to audit the consolidated financial statements of the Company and its subsidiaries for the year ending July 31, 2007, was ratified with 18,425,016 affirmative votes cast, 148,593 negative votes cast and 23,994 abstentions.  The affirmative vote of the holders of a majority of the outstanding shares of common stock voting on the proposal at the Annual Meeting was required to ratify the appointment of Tauber & Balser, P.C.

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

Date:  March 15, 2007

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