Form 10-Q
period 2007-04-30
INTERNET COMMERCE CORP
filed 2007-06-05
CIK 894738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

[Mark One]
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2007

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

As of June 4, 2007, the Registrant had outstanding 23,113,056 shares of class A common stock.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Condensed Consolidated Balance Sheets

	April 30,	July 31,
	2007	2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,046,612	$6,988,753
Accounts receivable, net of allowance for doubtful accounts and allowance for sales returns and allowances of $447,635 and $458,061, respectively	4,106,314	3,631,135
Prepaid expenses and other current assets	684,422	461,778
Total current assets	11,837,348	11,081,666

Restricted cash	433,478	432,974
Property and equipment, net	1,058,023	1,113,701
Goodwill	6,168,883	6,148,332
Other intangible assets, net	4,000,474	4,829,772
Other assets	40,554	37,822
Total assets	$23,538,760	$23,644,267

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$397,927	$662,151
Accrued expenses	888,717	574,783
Accrued dividends – preferred stock	65,753	232,329
Deferred revenue	237,237	261,214
Lease liability from acquisition	266,448	249,940
Other current liabilities	134,950	116,280
Total current liabilities	1,991,032	2,096,697

Long-term lease liability from acquisition	776,102	967,442
Total liabilities	2,767,134	3,064,139

Stockholders’ equity:
Preferred stock – 5,000,000 shares authorized, 5,000 and 10,000 shares of series C, respectively, and 250 shares of series D:
Series C – par value $.01 per share, 44.76 votes per share; 5,000 shares issued and outstanding (liquidation value of $5,065,753) and 10,000 shares issued and outstanding (liquidation value of $10,232,329), respectively	50	100
Series D – par value $.01 per share, 769 votes per share; 250 shares issued and outstanding (liquidation value of $250,000)	3	3
Common stock:
Class A - par value $.01 per share, 40,000,000 shares authorized, one vote per share; 22,958,674 and 22,712,944 shares issued and outstanding, respectively	229,587	227,129
Class B - par value $.01 per share, 2,000,000 shares authorized, six votes per share; none issued and outstanding	—	—
Additional paid-in capital	101,402,629	103,042,746
Accumulated deficit	(80,860,643)	(82,689,850)
Total stockholders’ equity	20,771,626	20,580,128
Total liabilities and stockholders’ equity	$23,538,760	$23,644,267

See notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2007	2006	2007	2006

Service revenues	$5,390,270	$4,535,316	$16,500,465	$14,565,388

Expenses:
Cost of services	1,999,118	1,578,825	5,828,093	5,234,404
Product development and enhancement	595,836	192,090	1,898,177	502,001
Selling and marketing	379,589	566,795	1,268,905	1,559,452
General and administrative	1,780,780	1,715,360	5,609,905	5,650,155

	4,755,323	4,053,070	14,605,080	12,946,012

Operating income	634,947	482,246	1,895,385	1,619,376

Other income (expense):
Interest and investment income	69,856	74,634	233,542	134,867
Interest expense	(18,791)	(23,044)	(59,065)	(136,338)
Other income (expense)	288	27,043	(21,288)	54,594
	51,353	78,633	153,189	53,123

Income before income taxes	686,300	560,879	2,048,574	1,672,499

Provision for income taxes, current	135,097	10,723	219,367	27,895

Net income	551,203	550,156	1,829,207	1,644,604

Dividends on preferred stock	(48,767)	(97,534)	(233,425)	(299,178)
Extinguishment of dividends on retired preferred stock	—	—	200,000	—

Income attributable to common stockholders	$502,436	$452,622	$1,795,782	$1,345,426

Basic income per common share	$0.02	$0.02	$0.08	$0.07

Diluted income per common share	$0.02	$0.02	$0.07	$0.07

Anti-dilutive stock options, warrants, and series C preferred stock outstanding	2,371,473	1,075,057	1,482,592	1,600,841

Weighted average number of common shares outstanding – basic	22,823,776	20,370,591	22,759,581	19,982,232

Weighted average number of common shares outstanding –diluted	24,234,565	22,943,061	24,674,040	21,900,688

See notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended April 30,
	2007	2006
Cash flows from operating activities:
Net income	$1,829,207	$1,644,604
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,517,310	822,026
Bad debt expense	364,610	597,023
Non-cash interest expense	58,958	136,900
Loss on disposal of fixed assets	52	—
Non-cash charges for equity instruments issued for compensation and services	694,889	554,283
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(798,873)	(71,885)
Prepaid expenses and other assets	(222,096)	(1,585)
Accounts payable	(264,224)	125,959
Accrued expenses	298,933	(848,878)
Deferred revenue	(23,977)	(16,220)
Other liabilities	(215,119)	(819,150)

Net cash provided by operating activities	3,239,670	2,123,077

Cash flows from investing activities:
Payment for purchase of acquisitions, net of cash acquired	(300,000)	(886,619)
Additional costs of previous acquisition	(20,551)	(65,000)
Purchases of property and equipment	(361,341)	(410,823)

Net cash used in investing activities	(681,892)	(1,362,442)

Cash flows from financing activities:
Payments of capital lease obligations	—	(3,645)
Payment to reacquire class A common stock	(613,587)	—
Payment to reacquire series C preferred stock	(2,261,413)	—
Proceeds from exercise of warrants	247,564	3,002,701
Proceeds from exercise of employee stock options	127,517	646,876

Net cash provided by (used in) financing activities	(2,499,919)	3,645,932

Net increase in cash and cash equivalents	57,859	4,406,567

Cash and cash equivalents, beginning of period	6,988,753	3,983,005

Cash and cash equivalents, end of period	$7,046,612	$8,389,572

Supplemental disclosure of cash flow information:
Cash paid for interest during the period	$—	$216
Cash paid for income taxes during the period	251,158	113,184

Supplemental disclosure of noncash investing activity:
Payment for purchase of acquisition	—	23,300

Supplemental disclosure of noncash financing activity:
Issuance of 20,283 shares of class A common stock upon exercise of Warrants	—	203
Issuance of 50,117 shares of class A common stock upon exercise of 355,713 stock options	—	501
Issuance of common stock for dividends on preferred stock	200,000	400,000

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The accompanying unaudited condensed consolidated financial statements of Internet Commerce Corporation (the “Company” or “ICC”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information.  In the opinion of management, such statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the Company’s financial position, results of operations and cash flows at the dates and for the periods indicated.  Pursuant to the requirements of the Securities and Exchange Commission (the “SEC”) applicable to Quarterly Reports on Form 10-Q, the accompanying financial statements do not include all the disclosures required by GAAP for annual financial statements.  While the Company believes that the disclosures presented are adequate to make the information not misleading, these unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2006.  Operating results for the nine month period ended April 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2007 or any future period.

1.                                      ORGANIZATION AND NATURE OF BUSINESS

ICC creates, deploys and manages the secure and reliable electronic exchange of essential business documents. With the Company’s value added network (“VAN”), desktop software and hosted applications, managed services, consulting and professional services, ICC is a trusted provider of e-commerce solutions to connect businesses, regardless of size and level of technical sophistication, with their trading communities. Thousands of customers, ranging from sole proprietorships to large corporations, in a variety of industries rely on the value delivered from ICC’s broad line of solutions, expertise and customer service to help meet the unique requirements for trading partner compliance, coordination and collaboration.

2.             RECENT ACQUISITIONS

STEWART TECHNICAL SERVICES

On January 31, 2007, the Company completed the acquisition of certain assets of Stewart Technical Services, Inc. (“STS”).  STS provides EDI services and software and will be included in our EC Solutions segment.  In accordance with the Asset Purchase Agreement (“Agreement”), the Company paid $300,000 upon close and has a contingent payment of up to an additional one times revenue for the first year’s revenue less the $300,000 payment made at closing.  Additionally, if the first year’s revenues are less than $400,000, then no additional earn-out will be paid.   The Company received tangible assets of approximately $49,000, which included accounts receivable of $44,000 and fixed assets of $5,000, and intangible assets of approximately $266,000, which are comprised of internally developed software of $166,000 and customer relationships of $100,000.  Under the Agreement, the Company also recorded a liability of $15,000 for transition costs.  The fixed assets are estimated to have a useful life of three years and customer relationships and internally developed software are estimated to have useful lives of five and four years, respectively.

ENABLE

On May 9, 2006, the Company acquired all of the outstanding shares of Enable Corp. (“Enable”), a privately held corporation with offices in New York City that provides trading community portals, web based EDI trading tools, and EDI professional services to a variety of industries.  Under the terms of the Share Purchase Agreement, the Company paid $4.2 million in cash and issued 686,324 shares of its class A common stock valued at approximately $2.6 million.  On May 4, 2007, the Company issued 12,488 additional shares of its class A common stock as per the terms of the Share Purchase Agreement.

The following table sets forth the components of the purchase price for Enable as of April 30, 2007.

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

The recorded fixed and other assets are estimated to have a life of two to three years.  The acquired technology intangibles are estimated to have a life between one and four years, and the customer relationship and trade names intangibles are estimated to have a life of seven years.  We recorded $2,285,000 in goodwill resulting from the Enable acquisition.  Revenue from the Enable acquisition includes hosting and transaction fees, administrative fees and professional services.  The hosting, transaction fees and administrative fees are included in our EC Solutions segment, while the professional services are include in our EC Services segment. Goodwill and intangible assets are deductible for tax purposes. The results of operations of Enable are consolidated with the results of operations of the Company subsequent to the acquisition date. The acquisition of Enable was made to strengthen the Company’s web based trading technology offering and customer base.

3.             REPURCHASE OF PREFERRED AND COMMON STOCK

On December 14, 2006, two subsidiaries of 3V Capital LLC (3V Capital Fund Ltd. and Distressed/High Yield Trading Opportunities, Ltd. (collectively, the “3V Entities”)) acquired from Omega Liquidating Trust, the liquidating trust for the bankrupt Cable & Wireless USA, 10,000 shares of the series C preferred stock and 381,111 shares of the class A common stock of Internet Commerce Corporation (“ICC” or the “Company”).  Thereafter, on December 20, 2006, ICC entered into a Stock Purchase Agreement with each of the 3V Entities, pursuant to which ICC reacquired a total of 5,000 shares of its series C preferred stock and 190,555 shares of its class A common stock for an aggregate purchase price of $2,875,000.  Following this reacquisition of shares by ICC, the 3V Entities together continue to own the remaining 5,000 shares of ICC’s series C preferred stock and 190,556 shares of ICC’s class A common stock.  The repurchased shares were retired during the second quarter of fiscal year 2007.

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

The tables below summarize information about operations for the three and nine month periods ended April 30, 2007 and 2006.

	EC Solutions	EC Services	Total
Three Months – April 30, 2007
Revenues from external customers	$4,105,042	$1,285,228	$5,390,270
Segment operating income	$2,500,988	$196,210	$2,697,198

The following is a reconciliation of operating segment income to net income for the three month period ending April 30, 2007:

Segment operating income	$2,697,198
Corporate expenses	(2,062,251)
Operating income	634,947
Other income (expense), net	51,353
Income before income taxes	686,300
Income tax expense	135,097
Net income	$551,203

	EC Solutions	EC Services	Total
Nine Months – April 30, 2007
Revenues from external customers	$11,921,704	$4,578,761	$16,500,465
Segment operating income	$7,132,291	$1,370,740	$8,503,031

The following is a reconciliation of operating segment income to net income for the nine month period ending April 30, 2007:

Segment operating income	$8,503,031
Corporate expenses	(6,607,646)
Operating income	1,895,385
Other income (expense), net	153,189
Income before income taxes	2,048,574
Income tax expense	219,367
Net income	$1,829,207

	EC Solutions	EC Services	Total
Three Months – April 30, 2006
Revenues from external customers	$3,209,472	$1,325,844	$4,535,316
Segment operating income	$2,283,066	$443,406	$2,726,472

The following is a reconciliation of operating segments income to net income for the three month period ending April 30, 2006:

Segment operating income	$2,726,472
Corporate expenses	(2,244,226)
Operating income	482,246
Other income (expense), net	78,633
Income before income taxes	560,879
Income tax expense	10,723
Net income	$550,156

	EC Solutions	EC Services	Total
Nine Months – April 30, 2006
Revenues from external customers	$9,580,218	$4,985,170	$14,565,388
Segment operating income	$6,544,843	$2,146,733	$8,691,576

The following is a reconciliation of operating segments income to net income for the nine month period ending April 30, 2006:

Segment operating income	$8,691,576
Corporate expenses	(7,072,200)
Operating income	1,619,376
Other income (expense), net	53,123
Income before income taxes	1,672,499
Income tax expense	27,895
Net income	$1,644,604

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

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS No. 157 requires fair value measurements to be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting SFAS No. 157 on its financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements.”  SAB No. 108 provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of assessing materiality. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The Company is currently evaluating the impact of adopting SAB No. 108 on its financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits companies to measure financial instruments and certain other items at fair value. The objective of this statement is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is expected to expand the use of fair value measurement for accounting for financial instruments. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS No. 159 on its financial statements.

6.             INCOME TAXES

A provision for income taxes has been provided for the three and nine months ended April 30, 2007 and 2006 for estimated federal alternative minimum taxes and certain state income taxes, as the Company has sufficient net operating loss carryforwards to offset regular taxable income.  As of April 30, 2007, the Company released a portion of the valuation allowance to cover current tax liabilities, but continues to maintain a valuation allowance against the total net deferred tax asset balance.  The Company will continue to evaluate its prospects going forward. If the Company’s operations continue at current levels and future business projections indicate continued profitability, the Company will review the valuation allowance and, in the near future, will consider releasing a portion of the deferred tax asset valuation reserve.

7.             SUBSEQUENT EVENTS

On May 3, 2007, ICC and Jets Acquisition Sub, Inc., a wholly-owned subsidiary of ICC (“MergerSub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) to acquire EasyLink Services Corporation (NASDAQ:  EASY), a Delaware corporation (“EasyLink”).  Pursuant to the Merger Agreement, the Merger Sub will merge with and into EasyLink, and EasyLink will become a wholly-owned subsidiary of ICC.  The transaction has been approved by both the ICC Board of Directors and the EasyLink Board of Directors.  Under the terms of the

Merger Agreement, ICC will pay $5.80 per share in cash in exchange for each share of class A common stock of EasyLink, for an estimated aggregate purchase price of approximately $67 million.  The transaction is expected to close in the third calendar quarter of 2007, subject to customary closing conditions, regulatory approvals, and stockholder approval by both companies

EasyLink has made customary representations and warranties in the Merger Agreement and agreed to customary covenants, including covenants regarding the operation of the business of EasyLink and its subsidiaries prior to the closing and covenants prohibiting EasyLink from soliciting or initiating discussions concerning proposals relating to alternative business combination transactions, except in limited circumstances relating to unsolicited proposals that constitute, or are reasonably expected to lead to, a Superior Proposal (as defined in the Merger Agreement).  If EasyLink’s Board of Directors withdraws its support for the Merger, or if EasyLink terminates the Merger Agreement to accept a Superior Proposal made by a third party, EasyLink will be required to pay a termination fee of $2.5 million to ICC.  If ICC stockholders approval is not obtained, ICC will pay EasyLink a termination fee of $2.5 million and will be required to expense all costs incurred for the merger as of the date of the termination.

Also on May 3, 2007, ICC entered into a Securities Purchase Agreement (the “Purchase Agreement”) with several purchasers (the “Purchasers”) affiliated with York Capital Management, LLC (“York Capital”) pursuant to which the Purchasers will purchase Series A Senior Secured Convertible Notes (the “Series A Notes”), Series B Senior Secured Convertible Notes (the “Series B Notes”), warrants to purchase shares of ICC’s class A common stock (the “Warrants”) and additional investment rights to acquire additional notes on the same terms as the Series A Notes (the “Additional Investment Rights”), all as more fully described in the Purchase Agreement, for an aggregate purchase price of up to $60 million.  Contemporaneously with the closing of the Merger, and subject to the terms and conditions set forth in the Purchase Agreement, the Purchasers will purchase from ICC in the aggregate not less than $20,000,000 and not more than $30,000,000 of the Series A Notes (as may be determined by ICC) and $30,000,000 of the Series B Notes.  The Series A Notes bear interest at the prime rate plus 75 basis points (0.75%) less an interest factor based on the performance of ICC’s class A common stock, as more fully described in the Series A Notes, and interest is payable quarterly.  The Series A Notes have a term of four years, are repayable in 30 equal monthly installments of principal beginning 18 months after issuance, and can be prepaid subject to a 25% prepayment penalty and certain other conditions.  The Series B Notes bear interest at the prime rate plus 300 basis points (3.00%) less an interest factor based on the performance of ICC’s class A common stock, as more fully described in the Series B Notes, and interest is payable quarterly.  The Series B Notes have a term of four years, are repayable in 30 equal monthly installments of principal beginning 18 months after issuance, and can be prepaid subject to a 25% prepayment penalty and certain other conditions, provided that ICC can prepay up to $15,000,000 of the Series B Notes from the proceeds of sales of assets subject to a 12.5% prepayment penalty.

The Warrants will entitle the Purchasers to acquire an aggregate number of shares equal to 30% of the principal amount of the Series B Notes divided by the lesser of (i) the arithmetic average of the volume weighted average price (as defined in the Purchase Agreement) for the ten trading days prior to the closing of the Merger, (ii) the closing price on the trading day immediately preceding the closing of the Merger, and (iii) $2.53.  The Warrants are exercisable from the closing of the Merger until the fifth anniversary of the date a registration statement covering the resale of the shares issuable upon exercise of the Warrants is declared effective by the Securities and Exchange Commission.  The Additional Investment Rights entitle the Purchasers to purchase an aggregate of $10,000,000 of additional notes having terms similar to the Series A Notes.

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

Overview

Internet Commerce Corporation creates, deploys and manages the secure and reliable electronic exchange of essential business documents. With our VAN, desktop software and hosted applications, managed services, consulting and professional services, we are a trusted provider of e-commerce solutions to connect businesses, regardless of their size and level of technical sophistication, with their trading communities. Thousands of customers, ranging from sole proprietorships to large corporations, in a variety of industries rely on the value delivered from ICC’s broad line of solutions, expertise and customer service to help meet the unique requirements for trading partner compliance, coordination and collaboration.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses.  We consider certain accounting policies related to revenue recognition, valuation of acquired intangibles and impairment of long-lived assets including goodwill, stock-based compensation, and income taxes  to be critical policies due to the estimation process involved in each.  Management discusses its estimates and judgments with the Audit Committee of our Board of Directors.

For a more detailed description on the application of these and other accounting policies, see Note 2 of the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended July 31, 2006.  Reference is also made to the discussion of the application of these critical accounting policies and estimates contained in Management’s Discussion and Analysis in our Annual Report on Form 10-K for fiscal 2006.  During the nine months ended April 30, 2007, there were no significant or material changes in the application of critical accounting policies that would require an update to the information provided in the Form 10-K for fiscal 2006.

Three Months Ended April 30, 2007 Compared with Three Months Ended April 30, 2006.

Results of Operations – EC Solutions

Our EC Solutions segment uses the Internet and our proprietary technology to deliver our customers’ documents and data files to members of their trading communities.  The following table summarizes operating results for our EC Solutions services for the three months ended April 30, 2007 and 2006:

	Three Months Ended
	April 30,		Variance
	2007	2006	$	%
Revenues:
Services	$4,105,042	$3,209,471	895,571	28

Expenses:
Cost of services	1,113,769	726,814	386.955	53
Product development and enhancement	420,274	153,652	266,622	174
General and administrative	70,010	45,939	24,071	52
Total expenses	1,604,054	926,405	677,649	73

Segment operating income	$2,500,988	$2,283,065	217,923	10

Revenues – EC Solutions – Revenue from our EC Solutions segment was 76% of consolidated revenues for the quarter ended April 30, 2007 (“2007 Quarter”) compared with 71% for the quarter ended April 30, 2006 (“2006 Quarter”).  Revenue for the 2007 Quarter compared with the 2006 Quarter increased primarily due to the browser-based and hosted services revenue acquired from Enable.  VAN related transaction and monthly fee revenue grew approximately 4% in the 2007 Quarter compared with the 2006 Quarter.  The growth is attributable to a monthly fee increase implemented in the 2007 Quarter and higher transaction volumes.

Cost of services – EC Solutions – Costs of services relating to our EC Solutions segment was 27% of EC Solutions revenue for the 2007 Quarter compared with 23% for the 2006 Quarter.  Cost of services consists primarily of salaries and employee benefits, connectivity fees, amortization, allocation of product and development expenses and rent.    Costs of services increased primarily as a result of higher acquired technology and customer list amortization expense of $262,000 resulting from recent acquisitions and higher product development allocation of $199,000, offset by a reduction in telephone and connectivity fees of $186,000.

Product development and enhancement - EC Solutions - Product development and enhancement costs relating to our EC Solutions segment consist primarily of salaries and employee benefits.  Product development and enhancement costs increased $267,000 in the 2007 Quarter compared with the 2006 Quarter. The increase is primarily related to the additional staff, consulting and rent expenses from the acquired Enable operations.

General and administrative - EC Solutions - General and administrative expenses supporting our EC Solutions segment consist primarily of depreciation, telephone, and computer maintenance expenses.  General and administrative costs increased $24,000 in the 2007 Quarter compared with the 2006 Quarter.  The increase was primarily due to higher computer maintenance expenses.

Operating Income - EC Solutions - Operating income from EC Solutions increased $218,000, or 10%, for the 2007 Quarter compared with the 2006 Quarter, due mainly to the increased revenue from the Enable acquisition, offset by higher acquired technology and customer list amortization, and additional staff, consulting and rent expenses from the Enable operations.

Results of Operations – EC Services

Our EC Services operations primarily focus on facilitating the EDI communications of small and mid-sized businesses with their trading partners through our EC Service center, E-Commerce outsourcing and professional services.  The following table summarizes operating results for our EC Services segment for the three months ended April 30, 2007 and 2006:

	Three Months Ended
	April 30,		Variance
	2007	2006	$	%
Revenues:
Services	$1,285,228	$1,325,844	(40,616)	(3)

Expenses:
Cost of services	885,348	852,011	33,337	4
Product development and enhancement	143,123	38,438	104,685	272
General and administrative	60,547	(8,010)	68,557	(856)
Total expenses	1,089,018	882,439	206,579	23

Segment operating income	$196,210	$443,405	(247,195)	(56)

Revenue – EC Services – Revenue from our EC Services was 24% of consolidated revenues for the 2007 Quarter compared with 29% for the 2006 Quarter.  Revenue for the 2007 Quarter compared with the 2006 Quarter decreased slightly due to lower revenues as a result of customer attrition from our MEC and Kodiak acquisitions.  This erosion appears to have stabilized.

Cost of services – EC Services - Cost of services relating to our EC Services segment was 69% of EC Services revenue in the 2007 Quarter, compared with 64% in the 2006 Quarter.  Cost of services consists primarily of salaries and employee benefits, amortization, connectivity fees and rent.  Costs of services increased $33,000 for the 2007 Quarter compared to the 2006 Quarter as a result of the reclassification of ECS, MEC and Kodiak customer list amortization of $68,000 from Corporate Sales and Marketing, offset by lower salary and benefit expenses.

Product development and enhancement – EC Services - Product development and enhancement costs consist primarily of salaries and employee benefits.  Product development and enhancement costs incurred by our EC Services segment increased $105,000 in the 2007 Quarter compared with the 2006 Quarter.  The increase was primarily the result of increased salary and benefits expense of approximately $197,000 from a recent realignment of our product development department, offset by a higher allocation of product development to other departments of $101,000.

General and administrative – EC Services - General and administrative expenses relating to our EC Services segment consist primarily of office expenses, depreciation, computer maintenance expense, telephone and rent.  General and administrative expenses incurred by our EC Services segment increased $69,000 in the 2007 Quarter compared with the 2006 Quarter.  The increase is primarily due to higher depreciation and computer maintenance expenses related to recent investments in capital expenditures.

Operating Income - EC Services - Operating income from EC Services for the 2007 Quarter compared with the 2006 Quarter decreased $247,000, or 56%, primarily as a result of higher expenses from the reallocation of our product development department and increased depreciation and computer maintenance expenses.

Corporate Expenses

Our Corporate expenses represent the general, administrative, corporate and executive expenses not directly related to our EC Solutions or EC Services segments.  The following table summarizes operating and other expenses for our corporate expenses for the three months ended April 30, 2007 and 2006:

	Three Months Ended
	April 30,		Variance
	2007	2006	$	%
Expenses:
Product development and enhancement	$32,439	$—	32,439	—
Selling and marketing	379,589	566,795	(187,206)	(33)
General and administrative	1,650,223	1,677,431	(27,208)	(2)
Total expenses	$2,062,251	$2,244,226	(181,975)	(8)

Other:
Other income	$51,353	$78,633	(27,280)	(35)
Provision for income taxes	$135,097	$10,723	124,374	1,160

Product development and enhancement – Corporate – Product development and enhancement costs included in our corporate expenses consist primarily of salaries and employee benefits.  Product development and enhancement costs increased $32,000 in the 2007 Quarter compared with the 2006 Quarter. The increase is primarily a result of unallocable salary and benefit costs not directly related to the EC Solutions or EC Services segments.

Selling and marketing – Corporate - Selling and marketing costs included in our Corporate expenses consist primarily of salaries and employee benefits and travel.  Selling and marketing expenses decreased $187,000 in the 2007 Quarter compared with the 2006 Quarter.  The decrease is primarily due to lower salary, benefits and commission expense of approximately $103,000 and the reclassification of ECS, MEC and Kodiak customer list amortization of $68,000 to cost of sales in the EC Services segment.

General and administrative – Corporate – General and administrative costs included in our Corporate expenses consist primarily of salaries and employee benefits, office expenses, legal and accounting expenses, depreciation, computer maintenance expenses, telephone and rent.  General and administrative expenses decreased in the 2007 Quarter by $27,000 primarily due to lower rent due to fewer office locations and bad debt expense as a result of increased collection activity.

Other income – Corporate – Other income costs consist primarily of interest income, interest expense and other non-operating expenses.  Other income decreased in the 2007 Quarter compared with the 2006 Quarter mainly due to a one-time legal settlement during the 2006 Quarter.

Provision for income taxes – Corporate – Provision for income taxes consist primarily of federal and state income tax expense.  The provision for income taxes increased $124,000 in the 2007 Quarter compared with the 2006 Quarter.  The increase is due to current year state income taxes of $78,000 which were not covered by our existing state net loss carryforwards and a true up of past years’ state income tax timing differences of $80,000 as a result of changing the tax year-end from December 31 to July 31.

Reduction in Force - During the 2007 Quarter, we completed a reduction in our work force eliminating redundancy from acquisitions and streamlining operations.  We experienced no cost savings during the 2007 Quarter due to employee severance payments, but anticipate future savings of approximately $326,000 per quarter and $1,304,000 annually.

Nine Months Ended April 30, 2007 Compared with Nine Months Ended April 30, 2006.

Results of Operations – EC Solutions

Our EC Solutions segment uses the Internet and our proprietary technology to deliver our customers’ documents and data files to members of their trading communities.  The following table summarizes operating results for our EC Solutions services for the nine months ended April 30, 2007 and 2006:

	Nine Months Ended
	April 30,		Variance
	2007	2006	$	%
Revenues:
Services	$11,921,704	$9,580,219	2,341,485	24

Expenses:
Cost of services	3,169,720	2,565,028	604,692	24
Product development and enhancement	1,411,012	332,941	1,078,071	324
General and administrative	208,681	137,407	71,274	52
Total expenses	4,789,413	3,035,376	1,754,037	58

Segment operating income	$7,132,291	$6,544,843	587,448	9

Revenues – EC Solutions – Revenue from our EC Solutions segment was 72% of consolidated revenues for the nine months ended April 30, 2007 (“2007 Nine Months”) compared with 66% for the nine months ended April 30, 2006 (“2006 Nine Months”).  The increase in revenue is primarily related to the browser-based and hosted services revenue acquired from Enable.

Cost of services – EC Solutions – Costs of services relating to our EC Solutions segment was 27% of EC Solutions revenue for the 2007 Nine Months compared with 27% for the 2006 Nine Months. Cost of services consists primarily of salaries and employee benefits, connectivity fees, amortization, allocation of product and development expenses and rent.  Costs of services increased mainly as a result of higher technology and customer list amortization expense of $518,000 from our recent acquisitions, higher product development allocation of $348,000, offset by the reduction in telephone and connectivity fees of $349,000.

Product development and enhancement - EC Solutions - Product development and enhancement costs relating to our EC Solutions segment consist primarily of salaries and employee benefits.  Product development and enhancement costs increased $1,078,000 in the 2007 Nine Months compared with the 2006 Nine Months primarily due to the additional staff, consulting and rent expenses from the Enable operations.

General and administrative - EC Solutions - General and administrative expenses supporting our EC Solutions segment consist primarily of depreciation, telephone, and computer maintenance expenses.  General and administrative costs increased $71,000 in the 2007 Nine Months compared with the 2006 Nine Months mainly due to higher computer maintenance expenses.

Operating Income - EC Solutions - Operating income from EC Solutions increased $587,000, or 9%, for the 2007 Nine Months compared with the 2006 Nine Months, due mainly to the increased revenue from the Enable acquisition, offset principally by higher acquired technology and customer list amortization, additional staff, consulting and rent expenses from the Enable operations.

Results of Operations – EC Services

Our EC Services operations primarily focus on facilitating the EDI communications of small and mid-sized businesses with their trading partners through our EC service center, E-Commerce outsourcing and professional services.  The following table summarizes operating results for our EC Services segment for the nine months ended April 30, 2007 and 2006:

	Nine Months Ended
	April 30,		Variance
	2007	2006	$	%
Revenues:
Services	$4,578,761	$4,985,170	(406,409)	(8)

Expenses:
Cost of services	2,658,373	2,669,376	(11,003)	—
Product development and enhancement	374,795	169,060	205,735	122
General and administrative	174,853	—	174,853	—
Total expenses	3,208,021	2,838,436	369,585	13

Segment operating income	$1,370,740	$2,146,734	(775,994)	(36)

Revenue – EC Services –Revenue from our EC Services was 28% of consolidated revenue for the 2007 Nine Months compared to 34% for the 2006 Nine Months and decreased by $406,000.  Our EC service center revenues decreased approximately $821,000 due to the customer attrition experienced mainly during the first six months of fiscal 2007, offset by increased revenues from our EC outsourcing services of $311,000 due to a full nine months of revenue from our Kodiak acquisition included in the period and the increase in non-recurring professional services of $284,000 related to our browser-based application development.

Cost of services – EC Services - Costs of services relating to our EC Services segment was 58% for the 2007 Nine Months compared with 54% for the 2006 Nine Months.  Cost of services consists primarily of salaries and employee benefits, connectivity fees, amortization, allocation of product and development expenses and rent. Costs of services decreased $11,000 in the 2007 Nine Months compared with the 2006 Nine Months.

Product development and enhancement – EC Services - Product development and enhancement costs relating to our EC Services segment consist primarily of salaries and employee benefits.  Product development and enhancement costs increased $206,000 in the 2007 Nine Months compared with the 2006 Nine Months primarily due to increased salary and benefits expenses.

General and Administrative – EC Services - General and administrative expenses relating to our EC Services segment consist primarily of office expenses, depreciation, computer maintenance expense, telephone and rent.  General and administrative expenses increased $175,000 in the 2007 Nine Months compared with the 2006 Nine Months as a result of higher depreciation and computer maintenance expenses related to ongoing investments in capital expenditures.

Operating Income - EC Services - Operating income from EC Services for the 2007 Nine Months compared with the 2006 Nine Months decreased $776,000, or 36%, due to the combination of decreased revenues from the MEC and Kodiak acquisition related customer attrition experienced in the first six months of fiscal 2007 and higher product development salary and benefit expense and deprecation and computer maintenance expenses.

Corporate Expenses

Our Corporate expenses represent the general, administrative, corporate and executive expenses not directly related to our EC Solutions or EC Services segments.  The following table summarizes operating and other expenses for our corporate expenses for the nine months ended April 30, 2007 and 2006:

	Nine Months Ended
	April 30,		Variance
	2007	2006	$	%
Expenses:
Product development and enhancement	$112,369	$—	112,369	—
Selling and marketing	1,268,904	1,559,452	(290,548)	19
General and administrative	5,226,371	5,512,748	(286,377)	(5)
Total expenses	$6,607,646	$7,072,200	(464,554)	(7)

Other:
Other income	$153,189	$53,123	100,066	188
Provision for income taxes	$219,367	$27,895	191,472	686

Product development and enhancement – Corporate – Product development and enhancement costs included in our corporate expenses consist primarily of salaries and employee benefits.  Product development and enhancement costs increased $112,000 in the 2007 Nine Months compared with the 2006 Nine Months. The increase is primarily a result of unallocable salary and benefit costs not directly related to the EC Solutions or EC Services segments.

Selling and marketing – Corporate - Selling and marketing costs included in our Corporate expenses consist primarily of salaries and employee benefits and travel.  Selling and marketing expenses decreased $291,000 in the 2007 Nine Months compared with the 2006 Nine Months.  The decrease is due to lower salary, benefits and commission expense of approximately $95,000 due to fewer headcount and the reclassification of ECS, MEC and Kodiak customer list amortization of $185,000 to cost of sales in the EC Services segment.

General and administrative – Corporate – General and administrative costs included in our Corporate expenses consist primarily of salaries and employee benefits, office expenses, legal and accounting expenses, depreciation, computer maintenance expenses, telephone and rent.  General and administrative expenses decreased by $286,000 for the 2007 Nine Months compared with the 2006 Nine Months primarily due to lower bad debt expense of $232,000 as a result of stronger collection activity and reduced general office expenses.

Other income – Corporate – Other income costs consist primarily of interest income, interest expense and other non-recurring, non-operating expenses.  Other income increased in the 2007 Nine Months compared with the 2006 Nine Months mainly due to lower interest expense related to the assumed lease liability from our MEC acquisition and higher levels in interest income due to higher levels of cash for the 2007 Nine Months.

Provision for income taxes – Corporate – Provision for income taxes consists primarily of federal and state income tax expense.  The provision for income taxes increased $191,000 in the 2007 Nine Months compared with the 2006 Nine Months.  The increase is due to current year state income taxes of $78,000 which were not covered by our existing state net loss carryforwards, a true up of past years’ state income tax timing differences of $80,000 as a result of changing the tax year-end from December 31 to July 31, and current year federal alternative minimum tax of $61,000.

Liquidity and Capital Resources

Our principal sources of liquidity, which consist of unrestricted cash and cash equivalents, increased to $7,047,000 as of April 30, 2007 from $6,989,000 as of July 31, 2006.  We believe these resources will provide us with sufficient liquidity to continue in operation through April 30, 2008.

The principal uses of cash for the nine month period ended April 30, 2007 were for the repurchase of our series C preferred stock of $2,261,000 and our class A common stock of $614,000.  Additionally, we used $300,000 for the acquisition of certain assets of Stewart Technical Services, Inc. and $205,000 in capital expenditures to upgrade and relocate the equipment from our Enable data center.

The principal sources of cash during the period were cash generated from continued operations of $3,240,000, proceeds from the exercise of 71,200 warrants that were originally issued in a private placement that closed in October 2004 of $248,000, and proceeds from the exercise of 299,687 stock options of $128,000.

The Company has net operating loss carryforwards for tax purposes of approximately $71.1 million as of April 30, 2007.  These carryforwards expire from 2011 to 2025.

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

Contractual Obligations

Our contractual obligations are comprised of future minimum rental payments due under non-cancelable operating leases.  The following table is a summary of our contractual obligations as of April 30, 2007:

Fiscal Year	Amount
2007	$400,022
2008	$1,524,649
2009	$1,429,073
2010	$1,188,485
2011	$335,924

The minimum future rental payments have not been reduced by $2,551,636 of sublease rentals to be received in the future under our non-cancelable sublease.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We may invest our cash in a variety of financial instruments.  If invested, we account for our investment instruments in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”).  All of the cash equivalents and investments are treated as available-for-sale under SFAS No. 115.  Investments that are classified as cash and cash equivalents have original maturities of three months or less.  Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk.  Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall.  Due in part to these factors, our future investment income may vary widely due to changes in interest rates, or we may suffer losses in principal if forced to sell securities that have seen a decline in market value due to changes in interest rates.  For the quarter ended April 30, 2007, our cash investments consisted entirely of overnight cash sweep accounts invested in a fund composed primarily of triple A rated commercial paper and government agency bonds.  As of April 30, 2007, the interest rate for this investment was 4.63%.

Item 4.  Controls and Procedures

Our management, including our chief executive officer and chief financial officer, has carried out an evaluation of the effectiveness of our disclosure controls and procedures as of April 30, 2007, as required by paragraph (b) of Exchange Act Rules 13(a)-15 and 15(d)-15.  Based upon that evaluation, our chief executive officer and chief financial officer have concluded that as of such date, our disclosure controls and procedures are effective.  There was no change in our internal control over financial reporting during the quarter ended April 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Relating to Our Company

We may not remain profitable in the future.  We have incurred significant losses since the Company was founded in 1991, and, as of April 30, 2007, we had an accumulated deficit of approximately $80.9 million. We realized profitability and have done so for the past 9 consecutive quarters.  However, there can be no assurances that we may not incur losses again in the future.

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

If we are not successful in selling our products and services, our results of operations will suffer.  While our primary focus in the past has been on growing our ICC.NET VAN service, we have attempted to diversify by acquiring Electronic Commerce Systems in June 2004, the MEC operations of Inovis International, Inc. in March 2005, Enable Corp. in May 2006 and certain assets of Stewart Technical Services, Inc. in January 2007. However, the success of our services depends to a large extent on the future of business-to-business electronic commerce and our ability to effectively compete in the marketplace. In particular, our success depends on the number of customers that subscribe to our services, the volume of the data, documents or other information they send or retrieve and the price we are able to charge for these services in light of competitive pressures. In connection with the assimilation of our new customers acquired from the MEC operation and the Enable acquisition, we expect to see attrition to these newly acquired customer bases due to the seasonal trends, integration difficulties, and customer defections to alternative EDI solutions. As a result, a portion of our revenues may be adversely affected. While we are learning to manage these new customers, there is no assurance that we will accurately assess the trends of these new customers. Accordingly, the value of these new customers, the volume of our services subscribed by them and the possibility of payment collection may differ materially from our current expectation. Further, since our operating expense levels are based significantly on our expectations of future revenue, our inability to assess the trends may render us vulnerable in the case of a significant shortfall in revenues or orders from these new customers, in which case we may not be able to reduce our operating expenses quickly in response. Therefore, any significant shortfall in revenue or orders could have an immediate adverse effect on our operating results.

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

If we lose our net operating loss carryforward of approximately $71.1 million, our financial results will suffer.  Section 382 of the Internal Revenue Code contains rules designed to discourage persons from buying and selling the net operating losses of companies. These rules generally operate by focusing on ownership changes among stockholders owning directly or indirectly 5% or more of the common stock of a company or any change in ownership arising from a new issuance of stock by a company. In general, the rules limit the ability of a company to utilize net operating losses after a change of ownership of more than 50% of its common stock over a three-year period. Purchases of our class A common stock in amounts greater than specified levels could create a limitation on our ability to utilize our net operating losses for tax purposes in the future. We are currently subject to certain limitations on the utilization of portions of our net operating loss carryforward.

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

We must comply in the future with new and costly reporting requirements.  Under current Securities and Exchange Commission (“SEC”) regulations, we are considered a non-accelerated filer as our market capitalization as of January 31, 2007 was under $75 million. We will have to be compliant with Section 404(a), management’s assertion portion of the Sarbanes-Oxley Act of 2002 (“SOX”) by July 31, 2008 and compliant with Section 404(b), the independent audit requirement of SOX by July 31, 2009. The costs of implementing the requirements of the SOX have ranged from approximately $500,000 to over $1 million for smaller companies. Although we have begun our SOX compliance efforts, there can be no assurance that we can be in full compliance when required for reasonable costs.

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

Risks Relating to Our Class A Common Stock

The market price of our class A common stock is likely to be highly volatile.  The market price of our class A common stock has been very volatile in the past, ranging from a low of $2.21 to a high of $3.98 during fiscal 2007 and is likely to fluctuate substantially in the future. If our class A common stock falls under $1.00 per share and fails to maintain a minimum bid price of $1.00 for 30 consecutive trading days, it may no longer be eligible for trading in the Nasdaq Capital Market, which would adversely affect the ability of investors to sell their shares of our class A common stock.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On March 21, 2007, the Company announced that our Board of Directors approved the repurchase of up to $2 million in common shares.   No shares have been repurchased to date, and as a result of the pending purchase by the Company of EasyLink Services Corporation, the amount and timing of future purchases is uncertain.

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

Date:  June 5, 2007

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