Form 10-K
period 2007-07-31
EASYLINK SERVICES INTERNATIONAL CORP
filed 2007-10-23
CIK 894738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________
Commission File Number: 000-24996
EasyLink Services International Corporation
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
class A common stock, $.01 par value per share
Indicate by check mark whether the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark whether the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of October 18, 2007, the issuer had outstanding 24,276,831 shares of class A common stock. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of January 31, 2007 was approximately $64,583,000 based on the closing price for the class A common stock of $3.19 on the Nasdaq Capital Market on that date.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement in connection with its 2007 Annual Meeting of Stockholders, to be held on or about January 8, 2008, are incorporated by reference in Part III of this Form 10-K to the extent stated herein.

EASYLINK SERVICES INTERNATIONAL CORPORATION
ANNUAL REPORT ON FORM 10-K

PART I
Forward-Looking Statements
This annual report on Form 10-K contains a number of “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Specifically, all statements other than statements of historical facts included in this annual report regarding our financial position, business strategy and plans and objectives of management for future operations are forward-looking statements. These forward-looking statements are based on the beliefs of management, as well as assumptions made by and information currently available to management. When used in this annual report, the words “anticipate,” “believe,” “estimate,” “expect,” “may,” “will,” “hope,” “continue” and “intend,” and words or phrases of similar import, as they relate to our financial position, business strategy and plans, or objectives of management, are intended to identify forward-looking statements. These statements reflect our current view with respect to future events and are subject to risks, uncertainties and assumptions related to various factors including, without limitation, those described starting on page 14 of this annual report under the heading “Risk Factors” and in our registration statements and periodic reports filed with the Securities and Exchange Commission under the Securities Act and the Exchange Act.
Although we believe that our expectations are reasonable, we cannot assure you that our expectations will prove to be correct. Should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described in this annual report as anticipated, believed, estimated, expected, hoped or intended.
References in this annual report to “the Company,” “we,” “us,” and “our” refer to EasyLink Services International Corporation and our wholly-owned subsidiaries on a consolidated basis, unless otherwise stated.

Item 1.	Business
Overview
EasyLink Services International Corporation (“EasyLink” or “ESIC”, formerly known as Internet Commerce Corporation) creates, deploys and manages the secure and reliable electronic exchange of essential business documents. With our value added network (“VAN”), desktop software and hosted applications, managed services and consulting and professional services, we are a trusted provider of e-commerce solutions to connect businesses, regardless of their size and level of technical sophistication, with their trading communities. Thousands of customers, ranging from sole proprietorships to large corporations, in a variety of industries rely on the value delivered from EasyLink’s comprehensive line of solutions, expertise, and 24x7 customer service to help meet the unique requirements for trading partner compliance, coordination and collaboration.
We pioneered the use of the Internet for electronic data interchange (“EDI”) business-to-business (“B2B”) solutions and continue to develop new technologies as requirements emerge for more efficient business communication. Our operations include two business segments defined as follows:
•	Electronic Commerce Solutions (“EC Solutions”) segment, which includes VAN services, browser-based and hosted applications, and desktop software; and

•	Electronic Commerce Services (“EC Services”) segment, which is comprised of the EC service center, EC outsourcing, mapping and professional services.
These segments complement one another, giving us the ability to provide solutions to many different enterprises, which operate in a variety of industries.

We changed our reportable segments as of August 1, 2006 to coincide with management’s realignment of our business operations to follow our service and product lines. The EC Solutions segment was formed to consolidate the services and products offered with direct or indirect connections to our VAN. The EC Services segment was formed to consolidate all of our professional, managed and outsourcing services. Specifically, professional service revenue and mapping revenue were moved from the old ICC.NET segment to the EC Services segment. Hosted applications and desktop software were moved to the EC Solutions segment from the old EC Service Bureau segment. Our browser-based and hosted applications were also added to the EC Solutions segment. In addition, we will no longer allocate 100% of our operating expenses to the reporting segments. Only those expenses that are directly related to the development and delivery of a reporting segment’s products and services will be allocated. We have restated the previous period’s reporting segments for comparability purposes between the periods.
Our principal executive offices are located at 6025 The Corners Parkway, Suite 100, Norcross, Georgia 30092, and our telephone number at that location is (678) 533-8000.
Recent Acquisitions
EasyLink Services Corporation. On August 20, 2007, we completed our acquisition by merger of EasyLink Services Corporation (“ESC”), which is now a wholly-owned subsidiary. Headquartered in Piscataway, New Jersey, ESC is a leading global provider of outsourced business process automation services that enable medium and large enterprises, including 60 of the Fortune 100, to improve productivity and competitiveness by transforming manual and paper-based business processes into efficient electronic business processes. ESC is integral to the movement of information, money, materials, products and people in the global economy, dramatically improving the flow of data and documents for mission-critical business processes such as client communications via invoices, statements and confirmations, insurance claims, purchasing, shipping and payments.
ESC’s business has traditionally operated along multiple segments, including VAN and EDI outsourcing operations, desktop to fax and fax to desktop offerings, corporate production and broadcast fax, telex operations and proprietary e-mail systems. See “Subsequent Events” on page 12.
Stewart Technical Services, Inc. On January 31, 2007, we acquired certain assets of Stewart Technical Services, Inc. (“STS”), a privately held corporation that provided integrated EDI software and services. In accordance with the Asset Purchase Agreement (“Agreement”), we paid $300,000 upon closing and have a contingent payment of up to an additional one times revenue for the first year’s revenue less the $300,000 payment made at closing. Additionally, if the first year’s revenues are less than $400,000, then no additional earn-out will be paid. We received tangible assets of approximately $27,000, which included accounts receivable of $22,000 and fixed assets of $5,000, and intangible assets of approximately $288,000, which are comprised of internally developed software of $188,000 and customer relationships of $100,000. Under the Agreement, we also recorded a liability of $15,000 for transition costs. The operating results from the STS acquisition are included in the EC Solutions segment.
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

In the early 1980s, private networks using a dedicated leased line or dial up connection in combination with interface software and a modem emerged as a means of connecting companies electronically with a limited number of strategic suppliers and customers. To set up such a private network point-to-point solution, companies needed to negotiate and agree upon communication protocols and data standards on an individual basis with trading partners. Communication protocols enable computers to identify and communicate with each other and send and receive data at the same rate. Data standards enable computers to process data received into documents without human intervention. These standards fix the order in which data appear in a given document.
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
The use of industry specific or proprietary data formats as well as different communication protocols also lead numerous companies to develop and offer VAN services in the 1980s. These third-party services allow customers to receive and send electronic documents between trading partners, even if they use different EDI standards and communication protocols. Essentially, VANs provide electronic mailboxes to send and receive electronic documents. Data is submitted by the sender to a VAN, where it is processed and held with other transactions before being retrieved by its intended recipient.
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
Many companies continue to rely heavily on paper-based manual processes to exchange information and documentation. For most companies, mail, courier, telephone and fax remain the primary methods of exchanging information with business partners. Even when hubs have adopted electronic B2B transaction management solutions, they still rely to a significant extent on these traditional means of communication, both to communicate with smaller trading partners who do not have electronic B2B transaction management systems and for other types of communications. We believe the continued pressure to adopt EDI B2B communications represents a growth opportunity for our services.
Company Background
EasyLink Services International Corporation was incorporated in Delaware in 1991 under the name Infosafe Systems, Inc. (“Infosafe”). Infosafe completed an initial public offering on January 25, 1995. On April 16, 1997, Infosafe entered into an agreement to create and fund a newly incorporated majority owned subsidiary, Internet Commerce Corporation. On June 19, 1998, Infosafe entered into an agreement of merger that merged the Internet Commerce Corporation subsidiary into Infosafe, with Infosafe remaining as the surviving corporation. On July 2, 1998, Infosafe changed its name to Internet Commerce Corporation (“ICC”).
On June 22, 2004, we acquired Electronic Commerce Systems, Inc. (“ECS”), expanding our outsourced EDI services to small and medium sized businesses. On March 17, 2005, we acquired the Managed EC™ (“MEC”) division of QRS Corporation, continuing the expansion of our EDI outsourcing business. On November 1, 2005, we acquired The Kodiak Group, Inc, (“Kodiak”), adding additional outsourcing and professional service offerings. On May 9, 2006, we acquired the Enable Corp. (“Enable”), adding web based EDI capabilities to our service offerings. On August 20, 2007, we acquired EasyLink Services Corporation (“ESC”) as a wholly-owned subsidiary. In conjunction with the ESC acquisition, we changed our name from Internet Commerce Corporation to EasyLink Services International Corporation. See “Subsequent Events” beginning on page 12.

We pioneered the use of the Internet for business-to-business e-commerce solutions. We capitalized on the Internet’s capabilities to enable trading partners to exchange information just as the Internet was entering mainstream commerce. Initially, we offered a VAN solution with greater user benefits at a lower price than the competition. We believe that our entrance into the traditional VAN marketplace changed the dynamics of the industry by setting off stiff price competition and significantly lowering the price that had previously been charged to VAN customers.
Our VAN service, currently known as ICC.NET, was the mechanism used to launch and grow our revenues. Through July 2000, we were entirely focused on the VAN services that allowed for the secure exchange of business-to-business electronic forms, documents and data files. Recognizing that the market required a more complete range of services, we made acquisitions of several service bureaus, which became the backbone of our EC Services segment. In order to expand our abilities to deliver a wide range of EDI services to businesses, we made the additional acquisitions of Kodiak and Enable in fiscal 2006 and STS in fiscal 2007. In addition to an expanded customer base, these acquisitions now allow us to offer a wider range of professional services and a hosted application.
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
Products and Services
Our products and services enable trading relationships, add value to ever-evolving supply chain structures and offer migration paths for business model evolutions. Our two reportable segments (EC Solutions segment and EC Service segment) are described below.

EC Solutions Segment
The EC Solutions segment, which includes VAN services, browser-based and hosted applications and desktop software, accounted for approximately 74%, 67%, and 71% of our revenue for the years ending July 31, 2007, 2006, and 2005, respectively.
ICC.NET VAN Services. ICC.NET is a VAN solution that meets multiple EDI requirements in a secure, reliable and flexible environment regardless of file size, communication protocol or data format. In addition to setup fees and monthly service fees, our charge for this service is based upon the amount of information that the customer transmits through the network to its trading partners. These charges are primarily made on a set price per “kilo-character” (every thousand bytes of information through the network).
Our ICC.NET VAN services include:
•	Detailed audit trails: We maintain detailed audit trails of all set-up, configuration and document transmission events. Thus, our technical support team can quickly answer questions and address issues.

•	Protected data center: Our redundant servers are housed in facilities where servers are secured by guards and backup power supply 24 hours a day, seven days a week, 365 days a year.

•	Array of real-time reports: We provide a wide selection of on-line, real-time reports that may be accessed on-line or batched and delivered to our customers through a browser, e-mail or EDI system.

•	Extended archival storage: We archive the information sent and received on-line for a period of 30 days, so our customers have a safety net should they need to resend or review a document or data. Archiving beyond the standard 30-day period is available for an additional charge.

•	Extensive connectivity options: We provide a variety of standard and customized communications options and connect to more than 50 private networks, public interconnects, exchanges, service bureaus and value added networks to ensure effective communications that meet unique requirements within a trading community.

•	24x7x365 world-class support: We provide U.S.-based support representatives, 24 hours a day, seven days a week, 365 days a year to set up accounts, initiate proactive communications, solve problems or answer questions.

•	Reliable and secure transmission: We offer a variety of industry-standard encryption solutions to provide secure transmissions over high-speed connections to the Internet that are authenticated and provide for non-repudiation to secure supply chain communications.

•	Real-time data delivery and alert system: We deliver information in real-time, on a scheduled or ad hoc basis for customers and their trading partners, reducing batch delivery problems such as data corruption and time delays in delivery. We also provide proactive alerts for document processing events, transmission issues or delivery receipts, enabling the customer to respond to trading partners and address critical events immediately.

•	Browser-based document flow management tool: We enable customers to view and time stamp documents and transaction events through the use of the Internet, offering them control over data, including the flexibility to acknowledge, view, send, receive, hold, release, sort or search documents and other data files.
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
Hosted Applications. By accessing a browser-based application, our customers have the technology required to communicate through EDI with their trading partners. Our hosted applications are available for set-up, monthly service fees and hosting fees primarily based upon trading partners and documents for our Private label exchange and TradeGateway.
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
Desktop Software. Our software is designed to enable the management and exchange of information between trading partners and address a full-range of requirements for effective EDI operations. The applications operate on Microsoft Windows computing platforms, features “plug and play” installation and configures easily to support the customer’s needs. Software licenses are billed at a one time fixed price. Software maintenance is available for an annual or monthly fee that is usually a percentage of the original sales price for the software.
•	Performance EDI: We provide a large collection of pre-configured transactions maps and connectivity to public and private networks. The data translation component enables rapid implementation of new trading partners and facilitates compliance to the trading partner’s business requirements. We provide the automation required to handle, process, transmit and receive purchase orders, ship notices and invoices, in accordance with preferred formats and specialized instructions and Universal Product Code information management capabilities.

•	EDINet Partnership: We provide an integrated EDI solution for processing essential business documents between our customer’s trading partners and the Oak Street accounting application of Industrious Software Solutions.
EC Services Segment
Our EC Services segment includes the EC service center, EC outsourcing and professional services and accounts for approximately 26%, 33%, and 29% of our revenue for the years ending July 31, 2007, 2006 and 2005, respectively.
EC Service Center. The EC service center is staffed with EDI professionals serving as an extension to organizations by performing activities that enable compliance to trading partner mandates. Those activities include the following:
•	EDI-to-Fax/E-Mail: We receive electronic formatted information, convert it into a fax-readable file and route that information to our customers’ fax machines or e-mail accounts.

•	Fax/E-Mail-to-EDI: We receive customer information via a fax or e-mail. That information is then entered into an EDI form and transmitted to the trading partner in a format that is consistent with trading partner specifications.

•	Label/Tag/Sticker Services: We generate and print UCC-128 case labels. Those printed labels are sent to our customers so they can be applied to the cartons that will be shipped to a retailer. We also create and print price stickers and hang tags for our customers.

•	Universal Product Code (“UPC”) Catalog Services: We add, update and delete product information in on-line UPC catalogs. Once we have received the electronic or hard-copy product information, we generate the necessary EDI transaction and send it to the catalog service provider. Through this process, our customer’s product information is up-to-date in the UPC catalog.
EC service center customers are billed a monthly fee in addition to a charge for services rendered during the month. The services charges are primarily a per document, label, sticker, hang tag or UPC charge.
EC Outsourcing. Our outsourcing services include:
•	The internal management of the day-to-day operations and projects required to exchange supply chain information with trading partners. By leveraging our experience in the industry, we manage our customers’ operational environments and transaction workflows as well as strategic projects, from concept through solution delivery optimizing their supply chains.

•	The identification of the requirements to integrate our customers’ trading partners into their supply chains and the development and implementation of a solution that allows the customer and its trading partners to communicate electronically in an efficient and effective way.
Professional Services. Within the EC Services segment, we offer a number of EDI related professional services. We price our professional services through various methods including hourly fees and fixed pricing fees. The professional services include the following:
•	Customized software services: We provide software services to customize a private label exchange, to maintain our customer’s brand integrity and business requirements.

•	Data mapping services: Our technical experts provide EDI data mapping in a wide-variety of tools to enable the translation between different data formats.
ESC Services
With the acquisition of ESC, we now provide additional On Demand Messaging and Supply Chain Messaging Services, which are described below:
On Demand Messaging Services
Integrated Desktop Messaging Services. EasyLink Integrated Desktop Messaging allows our customers to integrate fax sending and receiving with their existing corporate e-mail systems and associated administrative systems. Offered on an outsourced basis, this service helps align fax communications with existing electronic workflow systems and procedures, including employee administration, security and compliance. In addition to providing user faxing functionality, the service offers several key administrative management features, including user administration (including integration with back office personnel systems), call detail reporting for internal accounting support, private label branding services, and fax delivery / non-delivery confirmation services.

EasyLink Production Messaging Service. EasyLink Production Messaging Service is an enhanced production messaging service that enables our customers to automate and personalize outbound communications with their global business partners. This service allows customers to use Internet-based protocols (SMTP, TLS, FTP and Secure FTP) and document structures (HTML, XML and Rich Text Format). EasyLink Production Messaging supports multiple delivery options, including e-mail, fax and file transfer, and provides network-based document transformation services, including password protection and encryption of outbound transactions. Our customers are able to integrate their own enterprise applications with our EasyLink Production Messaging services using application programming interfaces (or APIs) and are able to administer their use of Production Messaging services securely over the web. Outbound transactions delivered via EasyLink Production Messaging include electronic brokerage statements, newsletters, invoices, travel reservations, price notifications, trade confirmations, “Amber Alerts” and other business critical documents.
EasyLink Document Capture And Management Services. EasyLink Document Capture and Management Services are a family of services that significantly reduce the time and expense associated with receiving and processing transactions that originate on paper forms by digitally converting them into usable data that can be processed directly by enterprise systems such as production servers, workflow solutions, and databases. The service family currently includes: EasyLink Fax to E-Mail Plus Service, EasyLink Fax to Database Service, and EasyLink Data Conversion Service. EasyLink Fax to E-mail Plus Service is an enhanced version of Fax to E-mail service with the ability to route an inbound message based on the information contained in the faxed document rather than just to the single e-mail address associated with the inbound fax number. EasyLink Fax to Database Service creates database records that combine the received image with associated document information that is captured and verified from predefined fields within the image. Database records can be exported to customer systems or hosted by EasyLink. EasyLink Data Conversion Service enables companies to exchange data in different data types, formats and structures. This bi-directional service enables customers to use one consistent data format and to communicate with many other companies that require different data formats. We support over 100 data formats including XML, EDI, text file, CSV, Excel and other commonly used proprietary formats.
EasyLink Workflow Service. EasyLink Workflow Service provides the capabilities of moving, storing, and retrieving images and documents electronically within a workgroup. Typically, this hosted service will receive documents from another EasyLink service such as EasyLink Fax to E-mail and provide a digital workflow and/or document repository for those documents as a single, seamlessly integrated solution. Our workflow solution incorporates customer specific business rules to support review and approve, search and retrieve, or collaboration processes.
Supply Chain Messaging Services
EasyLink EDI Managed Services. EasyLink now offers a comprehensive portfolio of Managed Services for EDI users.
EDI Outsourcing Service. The EDI Outsourcing service gives medium to large scale enterprises the ability to outsource all of their EDI-related activities to EasyLink. This includes the hosting of EDI translators, the management and operation of EDI communications via the EasyLink EDI Service and direct AS/2 connections, and the management of business and technical relationships with a customer’s community of trading partners. EasyLink has significant expertise in EDI outsourcing for customers in the automotive supply chain and retail supply chain communities.
EasyLink Web EDI Service. EasyLink Web EDI Service provides an intelligent, browser-based data entry interface for trading partners to easily and efficiently exchange business documents electronically. We typically custom-develop this interface and associated back-end processing capabilities to meet the specific application needs and operating environment of our customer. We provide this service for a number of hubs in the automotive supply chain. This service supports several thousand trading partners of such hubs.
Other Messaging Services. EasyLink also delivers high volumes of mission-critical documents such as invoices, purchase orders, shipping notices, or bank wire transfers from virtually any enterprise environment to global business partners through various non-EDI message delivery modes including e-mail and telex. Typical applications include on-net conversion of text files to e-mail and telex formats with supporting notification of delivery status to the transaction originator.

Company Organizations
Our EC Solutions and EC Services segments are supported by the following company-wide organizations, which play key roles in our delivery of value to customers in both of our business segments.
Product Development. Our product development efforts are focused on adding enhanced and new functionality to existing products, integrating the various product offerings into our services delivery, supporting new and advanced technologies, developing new services and internal operating platforms. Our success will depend in part upon our ability to adopt technology and industry trends, respond to customer requirements and market opportunities and incorporate emerging standards into our existing and new services. To that end, our development efforts center on requirements and features that have been identified through market research, customer interactions, standards announcements and competitive analysis. As a result, we intend to continue to offer products and services with increasing functionality and scalability to meet the needs of customers regardless of size and technical sophistication. Most of our development projects are performed internally. However, some projects require specialized skills that are acquired through an outsourced arrangement with various contractors.
Our research and development expenses for the years ended July 31, 2007, 2006 and 2005 were approximately $2,268,000, $613,000 and $825,000, respectively.
Customer and Technical Support. Our customer and technical support efforts consist of teams of professionals who work together to provide dependable and timely resolution to customer support and technical inquiries. For complex problems, our Customer and Technical Support Center teams have immediate access to the experts on our development staff, consulting organization and IT operations, as required. Our goal is to ensure customer satisfaction each time a customer calls us to set up an account, solve a problem, answer a question or provide a product upgrade.
Sales and Marketing. Our sales force has traditionally consisted of regional sales managers, inside sales representatives, technical sales representatives and sales support. While maintaining some of this structure, in fiscal 2007, we revamped our sales efforts and were able to reduce the number of sales staff without materially affecting revenue.
As part of this change, we are looking to additional arrangements with agents, resellers and other solution providers, to sell to companies around the world and expand our reach into markets that we do not service directly. We have dedicated a part of our sales resources to expand these indirect channels. We believe that our service offerings enable a wide variety of companies to recommend, market, and sell our services.
Our marketing efforts consist of a variety of programs to support our sales efforts, including:
•	customer marketing arrangements;

•	direct mail;

•	e-Marketing;

•	channel marketing;

•	publicity;

•	sales literature, presentations and tools;

•	seminars;

•	speaking engagements;

•	trade shows; and

•	web site marketing.
With the acquisition of ESC, we now have direct and/or indirect distribution channels in Brazil, Canada, France, Germany, Hong Kong, India, Israel, Japan, Korea, Malaysia, Singapore, United Arab Emirates and the United Kingdom.
Customers
To date, our customers have been retailers, manufacturers, distributors and transportation providers in a variety of industries, including apparel, consumer packaged goods, financial, grocery, media, pharmaceutical, publishing, retail, third-party logistics and transportation. As of July 31, 2007, we provided services to approximately 4,000 customers. The following table sets forth a representative list of our customers as of July 31, 2007:

Activision, Inc.	McGraw Hill Companies, Inc.
American Power Conversion Corp.	New Balance Athletic Shoe, Inc.
Birds Eye Foods	Party City Corporation
Brother International Corporation	Pepsi Cola Bottling Company
CIT Group Inc.	Port Newark Container Terminal LLC
Colgate — Palmolive Company	Random House, Inc.
Comcast Company	Rite Aid Corp.
D & H Distributing	Revlon Consumer Products Corporation
DirecTV, Inc.	Sharp Electronics Corporation
FurnishNet, Inc.	The Sherwin Williams Company
GlaxoSmithKline plc	Staples, Inc.
Hallmark Cards	TiVo, Inc.
Jones Apparel Group, Inc.	Verizon Wireless
Kate Spade, LLC.	ViewSonic Corporation
KB Toys	YellowRoadway Corporation
LG Electronics MobileComm USA, Inc.	Zappos.com, Inc.
For the fiscal years ended July 31, 2007, 2006 and 2005, no single customer accounted for more than 10% of our consolidated revenue. Our revenues are primarily generated from customers in the United States. For the fiscal years ended July 31, 2007, 2006 and 2005, approximately 2%, 1% and 1%, respectively, of our revenue came from foreign sources, primarily the United Kingdom and China. With the acquisition of ESC, we expect that our revenue from foreign sources will increase, particularly with respect to the United Kingdom.
Competition
The EDI industry has the following characteristics:
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
We believe that we compete favorably, as our VAN operations have demonstrated multiple years of high service quality and uninterrupted uptime as well as reliability with secure data transmissions. The use of the Internet creates significantly lower operating costs and keeps our VAN offerings price competitive. We also offer a full range of competitive functionality and features in our basic VAN pricing. We have also expanded the service offerings for the EC Solutions segment with additional Web-based and software solutions allowing us to offer multiple EDI solutions to our customers.
The same factors can be applied to our EC Services offerings with special emphasis on service quality and pricing. Because we operate one of the largest EDI service centers in North America, we are making continuing investments in our internal service center platforms to enhance our service capabilities.
We face a significant number of competitors, ranging from very large enterprises or divisions of very large companies to a number of relatively small organizations, including:
•	corporate information technology departments of current customers or prospects that are capable of internal solution development and support;

•	large e-commerce business-to-business vendors with a broad array of VAN, software and service offerings, including GXS, Sterling Commerce and Inovis; and

•	multiple smaller companies with a core competence in a particular industry, “mom-and-pop” service centers or privately owned VANs.
These competitors are diverse in terms of their histories, business models, corporate strategies, financial strength, name recognition, company reputation, customer base and breadth of offerings. Our large competitors generally have more history, significantly greater financial resources, larger customer bases and more easily recognized names than we do.
We rely on many of our competitors to interconnect with our services. These interconnection arrangements allow trading partners using different VANs to connect with one another for trading purposes. We currently have interconnect agreements with all major VANs.
With the acquisition of ESC, we now compete in the integrated desktop messaging and production messaging markets with Premier Global Services’ Xpedite Services and J2 Global Communications as well as a number of smaller, regional providers around the world.
Patents and Trademarks
On June 12, 2006, we sold four outstanding patents and related patent applications of same relating to information security technology to Harmony Logic Systems LLC (“Harmony”). These patents were not being used in our services offerings and were considered immaterial to our business operations. Harmony paid us $825,000 in cash in consideration for the assignment of these patents and granted us a royalty-free, irrevocable worldwide license for the patents. In addition, we may receive a royalty of 10% of the net consideration from the licensing of the patents, if any. We have not received any royalty payments as a result of the sale of the patents.
We hold various trademarks and are reviewing the value of these marks as well as considering applying for new marks that may be more descriptive of our current business and service offerings.
With the acquisition of ESC, we now hold patents related to our faxSAV Connector and our “e-mail Stamps” security technology incorporated into our e-mail to fax service, as well as a perpetual, fully-paid license from AudioFAX IP, L.L.P. to use certain of AudioFAX’s patents relating to store-and-forward technology.

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
Employees
As of October 1, 2007, we had 368 employees. Of these employees, 57 were engaged in executive and administrative functions, 56 were engaged in sales and marketing activities, 74 were involved in product development, 63 provided technical support, and 118 delivered our products and services. Of these employees, 293 are located in the United States, 58 in the United Kingdom and, 17 in other international locations. None of our employees are covered by a collective bargaining agreement. We consider our relations with our employees to be good.
Subsequent Events
On August 20, 2007, we completed our acquisition of ESC. Our acquisition of ESC began on May 3, 2007, when we and one of our then existing wholly-owned subsidiaries, Jets Acquisition Sub, Inc. (the “Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) to acquire ESC. On August 20, 2007, pursuant to the Merger Agreement, the Merger Sub was merged with and into ESC, and ESC became our wholly-owned subsidiary (the “Merger”). Under the terms of the Merger Agreement, we paid $5.80 per share in cash in exchange for each share of class A common stock of ESC, for an aggregate purchase price of approximately $67 million.
At the effective time of the Merger, each outstanding share of ESC class A common stock, other than shares owned directly or indirectly by us or by ESC, shares subject to dissenter’s rights, or shares subject to vesting restrictions, was canceled and converted into the right to receive $5.80 per share in cash without interest (the “Merger Consideration”). In addition, all shares of ESC class A common stock held in ESC’s 401(k) plan were converted into the right to receive the Merger Consideration.
All options to acquire shares of ESC class A common stock held by non-employee directors with an exercise price per share less than the Merger Consideration vested immediately as of the effective time of the Merger, and holders of such options became entitled to receive an amount in cash equal to the excess of the Merger Consideration over the exercise price per share of ESC class A common stock subject to the option for each share subject to the option. All options to acquire shares of ESC class A Common stock held by non-employee directors with an exercise price per share greater than the Merger Consideration were cancelled as of the effective time of the Merger. All other outstanding options that were not held by non-employee directors have been replaced by us with substitute options to purchase shares of our class A common stock. Each substitute option is subject to, and will vest and become exercisable in accordance with, comparable terms and conditions as the corresponding option that was in effect immediately prior to the closing of the Merger, except that each substitute option will be exercisable for that number of shares of our class A common stock equal to the number of shares of ESC class A common stock subject to the option that was replaced multiplied by an Exchange Ratio (as defined in the Merger Agreement).
Grants of restricted shares of ESC class A common stock to certain executive officers were converted into restricted shares of our class A common stock equal to (i) the product of $5.80 per share and the number of shares of restricted stock held by each holder, (ii) divided by the volume weighted average price (as defined in the Merger Agreement) of our class A common stock. Each share of our restricted stock replacing ESC restricted stock is subject to the same vesting restrictions as applied to such restricted shares of ESC class A common stock immediately prior to the closing of the Merger.

Also on May 3, 2007, in order to finance the Merger, we entered into a Securities Purchase Agreement (as amended, the “Purchase Agreement”) with certain accredited institutional investors (the “Purchasers”) affiliated with York Capital Management (“York Capital”). On July 2, 2007, in order to secure immediate bridge financing for the Merger, we entered into an additional Securities Purchase Agreement with the Purchasers (the “Bridge Agreement”), pursuant to which the Purchasers purchased an aggregate of $10 million in principal amount of Senior Secured Convertible Notes (the “Bridge Notes”) issued by us.
On August 20, 2007, pursuant to the Purchase Agreement (as amended by an Amendment to the Securities Purchase Agreement dated August 20, 2007) and the Bridge Agreement, we issued to the Purchasers in a private placement Series A Senior Secured Convertible Notes (the “Series A Notes”), Series B Senior Secured Convertible Notes (the “Series B Notes”), warrants to purchase shares of our class A common stock (the “Warrants”) and additional investment rights to acquire additional notes on the same terms as the Series A Notes (the “Additional Investment Rights”) for an aggregate purchase price of $70,105,416. Pursuant to the terms and conditions set forth in the Purchase Agreement and the Bridge Agreement, the Purchasers purchased from us Series A Notes in an original aggregate principal amount of $30 million and Series B Notes in an original aggregate principal amount of $30 million. In addition, the Purchasers converted all of the Bridge Notes into equal portions of Series A Notes and Series B Notes in an original principal amount of $10 million plus accrued interest. The Series A Notes bear interest at the prime rate plus 75 basis points (0.75%) less an interest factor based on the performance of our class A common stock, and interest is payable either quarterly in arrears or annually in advance at our option. The Series B Notes bear interest at the prime rate plus 300 basis points (3.00%) less an interest factor based on the performance of our class A common stock, and interest is payable either quarterly in arrears or annually in advance at our option. Both the Series A and Series B Notes have terms of four years, are repayable in 30 equal monthly installments of principal beginning 18 months after issuance, and can be prepaid subject to a prepayment penalty of up to 25% and certain other conditions, provided that we must prepay a total of $5 million of the Series A Notes and $5 million of the Series B Notes prior to December 17, 2007, which prepayment will be subject only to a 12.5% prepayment penalty. In addition, prior to August 20, 2008, we have the right to prepay an additional $5 million of the Series B Notes from the proceeds of certain types of asset sales, which prepayment will be subject to a 12.5% prepayment penalty.
The Warrants entitle the Purchasers to acquire an aggregate of 4,156,448 shares of our class A common stock. The Warrants are exercisable at a price of $3.34 per share from the closing of the ESC merger until the fifth anniversary of the date a registration statement covering the resale of the shares issuable upon exercise of the Warrants is declared effective by the Securities and Exchange Commission (the “SEC”). The Additional Investment Rights entitle the Purchasers to purchase additional notes having terms similar to the Series A Notes in an aggregate principal amount up to $10,000,000.
Under the Purchase Agreement, we are subject to certain limitations, including limitations on our ability to incur additional debt or sell assets, make certain investments and acquisitions, grant liens and pay dividends and distributions. We are also subject to financial covenants on a quarterly basis, which include minimum requirements for recurring revenue, earnings before interest, taxes, depreciation and amortization (“EBITDA”) and the ratio of EBITDA to interest expense. The Purchase Agreement contains certain events of default (many of which are subject to applicable cure periods), including, among others, the failure to make payments when due, defaults under other contractual obligations, change of control and noncompliance with covenants.
In connection with the issuance and sale of the securities pursuant to the Purchase Agreement, ESC entered into a guaranty agreement whereby it has guaranteed the repayment of the Series A Notes and Series B Notes and provided a senior security interest in all or substantially all of its assets as collateral to secure such guarantee. We also provided a senior security interest in all or substantially all of our assets, including the pledge of our shares of capital stock in ESC. All of the proceeds from the Purchase Agreement and the Bridge Agreement were used to finance the Merger.

Pursuant to the Purchase Agreement, we agreed to prepare and file with the SEC a registration statement covering the following: (1) the resale by the Purchasers of the shares of our class A common stock issuable upon conversion or payment of principal and/or interest of the Series A Notes and the Series B Notes; (2) the resale by the Purchasers of the shares of our class A common stock issuable upon exercise of the Warrants; (3) the resale by the Purchasers of the shares of our class A common stock issuable upon conversion or payment of principal and/or interest of the additional notes on the same terms as the Series A Notes that the Purchasers have the right to acquire pursuant to the Additional Investment Rights; (4) the resale by the Purchasers of the shares of our class A common stock issuable upon conversion or payment of principal and/or interest of the additional Series A Notes and Series B Notes into which the Bridge Notes were converted; and (5) the resale by Oppenheimer & Co. Inc. of up to 750,000 shares of our class A common stock issued as partial payment for investment banking services rendered in connection with the ESC merger. On September 19, 2007, we filed a registration statement on Form S-3 with the SEC covering such shares of our class A common stock. As of the date of filing of this annual report on Form 10-K, such Form S-3 registration statement has not yet been declared effective.

Item 1A.	Risk Factors
You should carefully consider the risks described below and the other information in this annual report in evaluating our business or an investment in shares of our class A common stock. While these are the risks and uncertainties that we believe are the most important for you to consider, you should know that they are not the only risks or uncertainties facing us or that may adversely affect our business. If any of the following risks or uncertainties actually occurs, our business, financial condition and operating results would likely suffer. In that event, the market price of our class A common stock could decline.
Risks Relating to Our Business
If we are unable to successfully integrate ESC, our business and financial results will suffer. We completed our acquisition of ESC on August 20, 2007. On a pro forma basis, ESC’s revenues would have constituted approximately 80% of the revenues of the combined businesses of ESIC and ESC for our fiscal year ended July 31, 2007. If we cannot effectively manage the integration of ESC into our existing business, our business and financial results will suffer.
Both ESIC and ESC have reported substantial losses in the recent past, and the combined companies have not reported any earnings to date. ESIC reported its first profitable year in fiscal 2005 and has an accumulated deficit at July 31, 2007 of approximately $82.7 million. ESC recently reported its first back-to-back profitable quarters ending March 31, 2007 and June 30, 2007 and on acquisition had an accumulated deficit of approximately $581 million. Although ESIC has remained profitable since the end of its fiscal 2005 year, there can be no assurances that as a combined company it will continue to report profitability in the future.
We must continue to grow our business in order to remain competitive. Over the past year, the VAN business has remained significantly price competitive. While we have been successful in maintaining our margins and we have increased the volume of data transmitted through our VAN, we have experienced price erosion in competing for larger customers. Although we expect to continue to add new customers and increase the volume of data transmitted through our service, we expect our revenue from VAN services to continue to grow at rates of less than 10% per year.
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

We have significant debt obligations, and we may be unable to meet the associated debt covenants over time. In connection with our sale of the Series A Notes, Series B Notes, Warrants and Additional Investment Rights to the York Entities, we incurred $70,105,416 in additional indebtedness. , which increased the ratio of our long-term debt to total capitalization from 3.74% at April 30, 2007 to 276.48% at April 30, 2007 on a pro forma basis. As a result of this increased leverage, our principal and interest obligations have increased substantially. The degree to which we are leveraged could adversely affect our ability to obtain additional financing for working capital, acquisitions or other purposes and could make us more vulnerable to economic downturns and competitive pressures. Our increased leverage could also adversely affect our liquidity, as a substantial portion of available cash from operations may have to be applied to meet debt service requirements and, in the event of a cash shortfall, we could be forced to reduce other expenditures and forego potential acquisitions to be able to meet such requirements.
Under the York Purchase Agreement, we are subject to certain limitations, including limitations on our ability to incur additional debt or sell assets, make certain investments and acquisitions, grant liens and pay dividends and distributions. We are also subject to financial covenants on a quarterly basis, which include minimum requirements for recurring revenue, earnings before interest, taxes, depreciation and amortization (“EBITDA”) and the ratio of EBITDA to interest expense. The York Purchase Agreement contains certain events of default (many of which are subject to applicable cure periods), including, among others, the failure to make payments when due, defaults under other contractual obligations, change of control and noncompliance with covenants. We may not be able to continuously satisfy these requirements in the future. If we fail to satisfy any of these requirements, the York Entities could call their loans immediately. In the event we fail to repay these obligations upon demand, the York Entities may file legal actions against us and foreclose on our assets, which may significantly disrupt, or even cause us to cease, our business.
If we are unable to maintain or replace our existing interconnect arrangements, our results of operations will suffer. We rely on many of our competitors to interconnect with our service to promote an “open community” so all businesses can take advantage of the efficiencies of EDI, no matter what network they choose as their provider. Although we have interconnect agreements with the major VAN providers, there can be no assurances that these agreements will not be terminated or will continue with acceptable terms. If terminated, we would have to find an acceptable alternative. If available, such an alternative could add significant operating costs to our business.
We must continue to develop new products and services. If we do not keep pace with rapid technological changes, customer demands and intense competition, we will not be successful. Our market is characterized by rapidly changing technology, customer demands and intense competition. The satisfactory performance, reliability and availability of our network infrastructure, customer support and document delivery systems and our web site are critical to our reputation and our ability to attract customers and maintain adequate customer service levels. If we cannot keep pace with these changes and maintain the performance and reliability of our network and customer service levels, our business will suffer. The Internet’s recent growth and the intense competition in our industry require us to continually develop strategic business and Internet solutions that enhance and improve the customer service features, functions and responsiveness of all of our existing or proposed services and that keep pace with competitive changes in information technology and customer requirements. However, there can be no assurance that we will be able to keep pace with these changes, and if we are not successful in developing and marketing enhancements to all of our services or customer demands, our business will suffer.
Outsourcing of our services may not prove to be a viable business. An important part of our business strategy is to leverage our existing global customer base and global network by continuing to provide our existing services and by offering these customers additional services in the future. Our success will depend on the development of viable markets for the outsourcing of all of our services, which is somewhat speculative. Outsourcing is one of the principal methods by which we will attempt to reach the size we believe is necessary to be successful. Security and the reliability of service, however, are likely to be of concern to enterprises and service providers deciding whether to outsource these services or to continue to provide them themselves. These concerns are likely to be particularly strong at larger businesses and service providers, which are better able to afford the costs of maintaining their own systems. While we intend to focus on outsourcing our services, we cannot be sure that we will be able to maintain or expand our business customer base. In addition, the sales cycle for many of these services is lengthy and could delay our ability to generate revenues.

We may need to obtain additional financing on satisfactory terms to continue to compete successfully. If we are unable to obtain necessary future capital, our business will suffer. We may need to raise additional funds if competitive pressures or technological changes are greater than anticipated, if we are unable to increase revenue at anticipated rates, if our expenses increase significantly or if our customers delay payment of our receivables or if we identify a suitable acquisition candidate that requires a cash outlay in order to complete the transaction. We cannot assure you that any additional financing will be available on reasonable terms or at all. Raising additional funds in the future by issuing securities could adversely affect our stockholders and negatively impact our operating results. The acquisition of ESC was financed through the issuance of debt securities, and the holders of the debt securities have a claim to our assets that will have priority over any claim of our stockholders. The interest on these debt securities will increase our costs and negatively impact our operating results. If we raise additional funds through the issuance of class A common stock or securities convertible into or exchangeable for class A common stock, the percentage ownership of our then-existing stockholders will decrease and they may experience additional dilution. In addition, any convertible or exchangeable securities may have rights, preferences and privileges more favorable to the holders than those of the class A common stock.
We rely on third parties to provide our services, and any failure of such third parties could adversely affect our business. Failure of our third-party providers to provide adequate Internet, telecommunications and power services could result in significant losses of revenue. Our operations depend upon third parties for Internet access and telecommunications service. Frequent or prolonged interruptions of these services could result in significant losses of revenues. We have experienced outages in the past and could experience outages, delays and other difficulties due to system failures unrelated to our internal activities in the future. These types of occurrences could also cause users to perceive our services as not functioning properly and therefore cause them to use other methods to deliver and receive information. We have limited control over these third parties and cannot assure you that we will be able to maintain satisfactory relationships with any of them on acceptable commercial terms or that the quality of services that they provide will remain at the levels needed to enable us to conduct our business effectively.
We may suffer systems failures and business interruptions that would harm our business. Our success depends in part on the efficient and uninterrupted operation of our VAN service and web hosting sites. While the acquired ESC operates its own data centers, almost all of ESIC’s network operating systems are located in third party co-location facilities. Although these facilities are designed to prevent operational interrupts, our systems are vulnerable to events such as damage from fire, power loss, telecommunications failures, break-ins and earthquakes. This could lead to interruptions or delays in our service, loss of data or the inability to accept, transmit and confirm customer documents and data. Although we have implemented network security measures, the newly combined companies’ servers may be vulnerable to computer viruses, electronic break-ins, attempts by third parties to deliberately exceed the capacity of our systems and similar disruptions.
We may need to upgrade some of our computer systems to accommodate increases in traffic and to accommodate increases in the usage of our services, but we may not be able to do so while maintaining our current level of service, or at all. We must continue to expand and adapt our computer systems as the number of customers and the amount of information they wish to transmit increases and as their requirements change and as we further develop our services. We may also decide to consolidate many of our data centers into a single location. If we cannot provide the necessary service while maintaining expected performance and possibly consolidating our data centers, our business would suffer and our ability to generate revenues through our services would be impaired.
Our computer systems may fail and interrupt our service. Our customers have in the past experienced interruptions in our services due to hardware failures and other computer system failures. These failures have resulted and may continue to result in significant disruptions to our service. Some of our operations have redundant switch-over capability. Although we plan to install backup computers and implement procedures on other parts of our operations to reduce the impact of future malfunctions in these systems, the presence of single points of failure in our network increases the risk of service interruptions. Our computer and communications hardware is vulnerable to damage or interruption from fire, flood, earthquake and similar events wherever they are located. Our services would be suspended for a significant period of time if any of our primary data centers was severely damaged or destroyed. We might also lose customer transaction documents and other customer files, causing significant customer dissatisfaction and possibly giving rise to claims for monetary damages.

We are dependent on licensed technology and third party commercial partners. We license a significant amount of technology from third parties, including technology related to our Internet fax services, billing processes and databases. We also rely on third party commercial partners to provide services for our trading community enablement services, document capture and management services and some of our other services. We anticipate that we will need to license additional technology or to enter into additional commercial relationships to remain competitive. We may not be able to license these technologies or to enter into arrangements with prospective commercial partners on commercially reasonable terms or at all. Third-party licenses and strategic commercial relationships expose us to increased risks, including risks relating to the integration of new technology, the diversion of resources from the development of our own proprietary technology, a greater need to generate revenues sufficient to offset associated license or service fee costs, and the possible termination of or failure to renew an important license or other agreement by the third-party licensor or commercial partner.
If we are unable to manage our growth or successfully integrate acquisitions, our financial results will suffer. Our ability to implement our business plan successfully in a new and rapidly evolving market requires effective planning and growth management. If we cannot manage the integration of any anticipated acquisitions, our business and financial results will suffer. We expect that we will need to continue to manage and to expand multiple relationships with customers, Internet service providers and other third parties. We also expect that we will need to continue to improve our financial systems, procedures and controls and will need to expand, train and manage our workforce, particularly our information technology and sales and marketing staffs.
If we lose our net operating loss carryforward, our financial results will suffer. As of July 31, 2007, our net operating loss carryforward was approximately $70.5 million. Section 382 of the Internal Revenue Code contains rules designed to discourage persons from buying and selling the net operating losses of companies. These rules generally operate by focusing on ownership changes among stockholders owning directly or indirectly 5% or more of the common stock of a company or any change in ownership arising from a new issuance of stock by a company. In general, the rules limit the ability of a company to utilize net operating losses after a change of ownership of more than 50% of its common stock over a three-year period. Purchases of our class A common stock in amounts greater than specified levels could inadvertently create a limitation on our ability to utilize our net operating losses for tax purposes in the future. We are currently subject to a limitation on the utilization of a portion of our net operating loss carryforward. The potential conversion of the notes issued in connection with our acquisition of ESC into shares of our class A common stock may result in severe limitations on our use of our existing net operating loss carryforward.
If we cannot successfully continue to expand our business outside of the United States, our revenues and operating results will be adversely affected. Our current and future customers are conducting their businesses internationally. As a result, one component of our business strategy is to expand our international marketing and sales efforts, and if we do not successfully continue to expand our business in this way, we may lose current and future customers.
Our international operations are subject to additional risks, and our operating results may suffer if these risks are not properly managed. We operate in international markets and may not be able to compete effectively in these markets. We face significant risks inherent in conducting business internationally, such as:
•	uncertain demand in foreign markets for our services;

•	difficulties and costs of staffing and managing international operations;

•	differing technology standards;

•	difficulties in collecting accounts receivable and longer collection periods;

•	economic instability and fluctuations in currency exchange rates and imposition of currency exchange controls;

•	potentially adverse tax consequences;

•	regulatory limitations on the activities in which we can engage and foreign ownership limitations on our ability to hold an interest in entities through which we wish to conduct business;

•	political instability, unexpected changes in regulatory requirements, and reduced protection for intellectual property rights in some countries;

•	export restrictions;

•	terrorism; and

•	difficulties in enforcing contracts and potentially adverse consequences.
If we cannot hire and retain highly qualified employees, our business and financial results will suffer. We are substantially dependent on the continued services and performance of our executive officers and other key employees. If we are unable to attract, assimilate and retain highly qualified employees, our management may not be able to effectively manage our business, exploit opportunities and respond to competitive challenges, and our business and financial results will suffer. Many of our competitors may be able to offer more lucrative compensation packages and higher-profile employment opportunities than we can.
We depend on our intellectual property, which may be difficult and costly to protect. If we fail to adequately protect our proprietary rights, competitors could offer similar products relying on technologies we developed, potentially harming our competitive position and decreasing our revenues. We attempt to protect our intellectual property rights by limiting access to the distribution of our software, documentation and other proprietary information and by relying on a combination of patent, copyright, trademark and trade secret laws. In addition, we enter into confidentiality agreements with our employees and certain customers, vendors and strategic partners. In some circumstances, however, we may, if required by a business relationship, provide our licensees with access to our data model and other proprietary information underlying our licensed applications. Despite the precautions we take, it may be possible for unauthorized third parties to copy aspects of our current or future products or to obtain and use information that we regard as proprietary. Policing unauthorized use of software is difficult, and some foreign laws do not protect proprietary rights to the same extent as United States laws. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others, any of which could be costly and could adversely affect our operating results.
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
We must comply in the future with new and costly reporting requirements. Under current SEC regulations, we are considered a non-accelerated filer and will have to be compliant with Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX”) beginning with our fiscal year beginning August 1, 2007. The costs of implementing the requirements of the SOX for companies of our size have ranged from approximately $500,000 to over $1 million. Although we will begin our SOX compliance efforts following our fiscal year ending July 31, 2007, there can be no assurance that we can be in full compliance when required for reasonable costs.
Risks Relating to the Internet and Online Commerce Aspects of Our Business
If Internet infrastructure fails to continue to develop, our business will suffer. If the Internet does not gain increased acceptance for business-to-business electronic commerce, the growth of our business will be adversely affected. We cannot be certain that the infrastructure or complementary services necessary to maintain the Internet as a useful and easy means of transferring documents and data will continue to develop. The Internet infrastructure may not support the demands that growth may place on it and the performance and reliability of the Internet may decline.

Government regulation and legal uncertainties relating to the Internet could harm our business. Changes in the regulatory environment in the United States and other countries could decrease our revenues and increase our costs. The Internet is largely unregulated and the laws governing the Internet remain unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws such as those governing intellectual property, privacy and taxation apply to the Internet. In addition, because of increasing popularity and use of the Internet, any number of laws and regulations may be adopted in the United States and other countries relating to the Internet or other online services covering issues such as user privacy, security, pricing and taxation, content and distribution. The cost of transmitting documents and data over the Internet could increase. We may not be able to increase our prices to cover these rising costs. Also, foreign and state laws and regulations relating to the provision of services over the Internet are still developing. If individual states or foreign countries impose taxes or laws that negatively impact services provided over the Internet, our cost of providing our EDI and VAN services may increase.
We believe that our services are “information services” under the Telecommunications Act of 1996 and existing precedent and, therefore, would not currently be subject to traditional U.S. telecommunication services regulation. However, while the Federal Communications Commission (“FCC”) historically has refrained from extensive regulation of entities that provide service using the Internet or IP, it has recently begun to impose at least some regulatory paradigms on these services as they increasingly are used as substitutes for traditional communications services. For example, the FCC already has required certain providers of voice over Internet Protocol (“VoIP”) telephony to provide enhanced 911 capability to their customers and to accommodate requests by law enforcement to permit electronic surveillance. These requirements are likely to create additional costs. In addition, the FCC is currently considering whether to impose certain obligations on providers of Internet-based and IP-based services generally. These potential rules could include requirements to ensure access for disabled persons, contribute to universal service funds, and pay for using the public telephone network. Any of these requirements, if applicable to a given service, could increase the cost of providing that service. The FCC is also examining whether and how to differentiate among Internet-based and IP-based services to determine which services should be subject to particular regulatory obligations. It cannot be predicted whether these rules will be adopted and, if so, whether they would be applied to our non-voice services.
Moreover, although the FCC has indicated that it views certain Internet-based services as being interstate and, thus, subject to the protection of federal laws that warrant preemption of state efforts to impose traditional common carrier regulation on these services, the FCC’s efforts are currently under legal challenge and we cannot predict the outcome of state efforts to regulate such services or the scope of federal policy to preempt these efforts.
Apart from these issues, federal and state regulations could change in a manner that increases the contributions required by telecommunications carriers, which would in turn increase our costs in purchasing these telecommunications services. Because providers are authorized to pass their contribution costs on to their customers, our costs for telecommunications services that we purchase reflect these amounts. The contributions are currently calculated as a percentage of telecommunications services revenues. Alternative contribution methodologies, such as the imposition of a fee per telephone line, and other changes have been proposed that could increase these amounts and, thus, our costs in purchasing such telecommunications services. If adopted, these changes may in turn require us to raise the price of one or more of our services to our customers. No assurance can be given that we will be able to recover all or part of any increase in costs that may result from these changes if adopted by the FCC or that such changes will not otherwise adversely affect the demand for our services.
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

We are and may become subject to laws and regulations protecting personal and other information in connection with the exchange of such information by our customers using our services. We and our customers are subject to laws and regulations protecting personal and other confidential information in connection with the exchange of such information by these customers using our services. At present, in the United States, interactive Internet-based service providers have substantial legal protection for the transmission of third-party content that is infringing, defamatory, pornographic or otherwise illegal. We cannot guarantee that a U.S. court would not conclude that we do not qualify for these protections as an interactive service provider. We do not and cannot screen all of the content generated and received by users of our services or the recipients of messages delivered through our services. Some foreign governments, such as France and Germany, have enforced content-related laws and regulations against Internet service providers.
Domestic and foreign regulatory requirements could have a material adverse effect on our business, financial condition and results of operations. In connection with the deployment of Internet-capable nodes in countries throughout the world, we are required to satisfy a variety of foreign regulatory requirements. We intend to explore and seek to comply with these requirements on a country-by-country basis as the deployment of Internet-capable fax nodes continues. There can be no assurance that we will be able to satisfy the regulatory requirements in each of these countries, and the failure to satisfy these requirements may prevent us from installing Internet-capable fax nodes in these countries or require us to limit the functionality of these nodes. The failure to deploy a number of such nodes could have a material adverse effect on our business, financial condition and results of operations.
Our fax nodes and telex switches utilize encryption technology. The export of this encryption technology is regulated by the United States government. We have authority for the export of this encryption technology except to countries such as Cuba, Iran, Libya, North Korea, Syria and Sudan. Nevertheless, there can be no assurance that this authority will not be revoked or modified at any time for any particular jurisdiction or in general. In addition, there can be no assurance that these export controls, either in their current form or as may be subsequently enacted, will not limit our ability to distribute our services outside of the United States or electronically. While we take precautions against unlawful exportation of our software, the global nature of the Internet makes it virtually impossible to effectively control the distribution of our services. Moreover, future Federal or state legislation or regulation may further limit levels of encryption or authentication technology. Any of these export restrictions, the unlawful exportation of our services or new legislation or regulation could have a material adverse effect on our business, financial condition and results of operations.
The legal structure and scope of operations of our subsidiaries in some foreign countries may be subject to restrictions that could severely limit our ability to conduct business in these countries. To the extent that we develop or offer messaging or other services in foreign countries, we will be subject to the laws and regulations of those countries. The laws and regulations relating to the Internet and telecommunications services in many countries are evolving and in many cases are more burdensome than U.S. law and/or unclear as to their application. For example, in India, the Peoples Republic of China, and other countries, we may be subject to licensing requirements with respect to the activities in which we propose to engage and we may also be subject to foreign ownership limitations or other approval requirements that preclude our ownership interests or limit our ownership interests to up to specified percentages of the entities through which we propose to conduct any regulated activities. If these limitations apply to our activities (including activities conducted through our subsidiaries), our opportunities to generate revenue will be reduced, our ability to compete successfully in these markets will be adversely affected, our ability to raise capital in the private and public markets may be adversely affected, and the value of our investments and acquisitions in these markets may decline. Moreover, to the extent we are limited in our ability to engage in certain activities or are required to contract for these services from a licensed or authorized third party, our costs of providing our services will increase and our ability to generate profits may be adversely affected.
Risks Relating to Our Class A Common Stock
The market price of our class A common stock is likely to be highly volatile. During the last 12 months, the market price of our class A common stock has been volatile, ranging from a low of $2.18 to a high of $4.28, and will likely fluctuate substantially in the future. The market price of our class A common stock may fluctuate in response to variations in our quarterly operating results, changes in our financial condition, and any acquisitions, dispositions and other corporate developments we undertake or experience. In addition, the securities markets and, in particular the technology stock market sector, have experienced significant price and volume fluctuations recently that have often been unrelated or disproportionate to the operating performance of particular companies or sectors. These broad fluctuations may adversely affect the market price of our class A common stock.

Shares eligible for future sale by our existing securityholders may adversely affect our stock price. We have registered the resale under the Securities Act of 34,869,912 shares of our class A common stock held by or issuable to our existing securityholders. In connection with our sale of the Series A Notes, Series B Notes, Warrants and Additional Investment Rights to the York Entities, we are also in the process of trying to register the resale under the Securities Act of an additional 31,674,846 shares of our class A common stock issuable to the York Entities upon conversion or exercise of the securities acquired by these entities pursuant to the York Purchase Agreement. The market price of our class A common stock and our ability to raise additional capital in the future through the sale of equity securities could be materially and adversely affected by sales of even a small percentage of these shares or the perception that these sales could occur.
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

Item 1B.	Unresolved Staff Comments
As of July 31, 2007, we have no unresolved staff comments.

Item 2.	Properties
Domestic. We currently conduct our domestic operations primarily from seven locations, all of which are leased. The facilities consist primarily of sales, development, operations and administrative offices totaling approximately 125,000 square feet. A summary of our principal leased properties that are currently in use is as follows:

Location	Description	Area (Sq. Ft.)	Lease Expiration
Norcross, GA	Office space	12,949	May 31, 2010
East Setauket, NY	Office space	8,900	June 30, 2009
Carrollton, GA	Office space	8,000	July 31, 2009
Pittsfield, MA	Office space	4,787	June 30, 2008
New York, NY	Office space	5,000	March 1, 2008
New York, NY (1)	Office space	18,548	November 30, 2010
Piscataway, NJ	Office space	67,000	February 1, 2013

(1)	The Company has subleased 100% of this facility. The sublease expires concurrent to the Company’s lease agreement on November 30, 2010.
We maintain four domestic data centers in leased co-location facilities designed to house computer systems in secure locations with redundant power and internet access, and sales offices in Chicago, Los Angeles and San Francisco.
International. We lease approximately 11,000 square feet of office space in two locations in England under leases expiring in June 2017, with cancellation allowable after 2012, and in 2008. We lease approximately 6,000 square feet of office space in locations in France, Hong Kong, India, South Korea and United Arab Emirates. The leases expire at various dates through January 2008. We also have tele-housing and co-location agreements under short-term leases for our communications nodes around the world.
We believe that these facilities should be adequate for our present and reasonably foreseeable operating requirements.

Item 3.	Legal Proceedings
As of July 31, 2007, we did not have any material pending legal proceedings. Many of our solutions and services involve products that are critical to the operations of our customers’ businesses. Any failure in our products could result in a claim for substantial damages against us, regardless of our responsibility for such failure. Although we attempt to limit contractually our liability for damages arising from product failures or negligent acts or omissions, there can be no assurance that the limitations of liability set forth in our contracts will be enforceable in all instances.

Item 4.	Submission of Matters to a Vote of Security Holders
None.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
(a)	Market Information.
Since January 30, 2003, our class A common stock has traded on what is now known as the NASDAQ Capital Market under the previous symbol ICCA and the current symbol ESIC. The following table sets forth the high and low closing prices of our class A common stock for the periods indicated. These quotations represent prices between dealers in securities, do not include retail mark-ups, mark-downs or commissions and do not necessarily represent actual transactions.

	Fiscal Year Ended July 31,
	2007		2006
Class A common stock	High	Low	High	Low

First Quarter	$3.98	$3.00	$3.21	$1.82
Second Quarter	$3.74	$2.90	$3.06	$2.35
Third Quarter	$3.06	$2.21	$4.66	$2.95
Fourth Quarter	$3.60	$2.75	$4.05	$3.03
(b)	Holders.
The closing price of our class A common stock as reported by the NASDAQ Capital Market on October 18, 2007 was $3.43. As of October 18, 2007, there were approximately 204 record holders of our class A common stock. Many of our shares of class A common stock are held by brokers and other institutions on behalf of stockholders, and we are unable to estimate the number of these stockholders.
(c)	Performance Graph.
The following line-graph provides a comparison of the cumulative total stockholder return on our class A common stock for the period from July 31, 2002 through July 31, 2007, against the CRSP Total Return Index for the Nasdaq National Market (U.S. and Foreign) (the “NASDAQ Market Index”) and the Hemscott Group Index (“Hemscott Group Index”). The comparisons in the graph are required by the rules promulgated by the SEC and are not intended to forecast or be indicative of possible future performance of our class A common stock. Data for the NASDAQ Market Index and the Hemscott Group Index assume reinvestment of dividends. The Company has never paid dividends on its class A common stock and has no present plans to do so.

(d)	Dividends.
We have not paid any cash dividends on our class A common stock and do not intend to declare or pay such dividends in the foreseeable future. The holders of the outstanding shares of our series C preferred stock are entitled to a 4% annual dividend payable in cash or in shares of class A common stock, at our option. These dividends are payable on January 1st of each year.
On December 14, 2006, two subsidiaries of 3V Capital LLC (3V Capital Fund Ltd. and Distressed/High Yield Trading Opportunities, Ltd. (collectively, the “3V Entities”)) acquired from Omega Liquidating Trust, the liquidating trust for the bankrupt Cable & Wireless USA, 10,000 shares of our series C preferred stock and 381,111 shares of our class A common stock, which had previously been issued as dividend payments. Thereafter, on December 20, 2006, ESIC entered into a Stock Purchase Agreement with each of the 3V Entities, pursuant to which we reacquired a total of 5,000 shares of our series C preferred stock and 190,555 shares of our class A common stock for an aggregate purchase price of $2,875,000. Following this reacquisition of shares by us, the 3V Entities together continue to own the remaining 5,000 shares of our series C preferred stock and 190,556 shares of our class A common stock. The repurchased shares were subsequently retired. As of July 31, 2007, all outstanding dividend amounts declared and payable per the terms of the series C preferred stock have been paid. We will continue to accrue and annually pay the 4% dividend as per the terms of the remaining outstanding series C preferred stock.
The following table provides information regarding our current equity compensation plans as of July 31, 2007:

Equity Compensation Plan Information
			Shares of class A common
	Shares of class A		stock remaining available
	common stock to be	Weighted-average	for future issuance under
	issued upon exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan Category	warrants and rights	warrants and rights	reflected in column (a))
	(in thousands)		(in thousands)
Equity compensation plans approved by security holders (1)	3,796	$3.10	2,782

Equity compensation plans not approved by security holders (2)	239	$38.50	—

Total	4,035	$5.19	2,782

(1)	Includes stock options to purchase 8,969 shares of class A common stock with a weighted average exercise price of $5.63 per share under the Employee Stock Option plan of Research Triangle Commerce, Inc. (“RTCI”), which was assumed in connection with our acquisition of RTCI on November 6, 2000.

(2)	Includes stock options to purchase 150,000 shares of class A common stock and warrants to purchase 88,922 shares of class A common stock issued pursuant to individual compensation arrangements. These stock options have a weighted average exercise price of $60.00 per share and were awarded to a former president and chief executive officer under an employment contract. The warrants are described in Note 8, Stockholders’ Equity, of the Notes to Consolidated Financial Statements included elsewhere in this annual report on Form 10-K. The issuance of all the warrants set forth in Note 8 under the caption “2004 Private Placement Commission Warrants” constitute individual compensation arrangements.

Item 6.	Selected Financial Data
Our selected consolidated statements of operations data for each of the years in the five-year period ended July 31, 2007 is presented below. Our selected balance sheet data is presented below as of July 31, 2007, 2006, 2005, 2004 and 2003. The selected consolidated financial data set forth below is qualified in its entirety by, and should be read in conjunction with, our consolidated financial statements and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report.

	Year Ended July 31,
	2007	2006	2005	2004	2003
	(in thousands, except per share data)
Statements of Operations Data:
Revenues	$21,870	$19,771	$16,705	$11,705	$12,083

Expenses:
Cost of services	7,626	7,428	6,384	6,736	7,622
Impairment of software inventory	—	—	—	—	248
Impairment of capitalized software	—	—	—	45	148
Product development and enhancement	2,268	613	825	953	1,111
Selling and marketing	1,402	1,786	2,500	3,070	3,035
General and administrative	6,943	7,144	6,077	4,205	4,439
Non-cash charges for stock-based compensation, services and legal settlements	851	646	692	802	139
Impairment of goodwill and acquired intangibles	—	—	—	—	982

Total operating expenses	19,090	17,617	16,478	15,811	17,724

Operating Income (loss)	2,780	2,154	227	(4,106)	(5,641)

Other income (expense), net	157	883	37	19	(363)

Income (loss) before income taxes	2,937	3,037	264	(4,087)	(6,004)

Income tax provision	(201)	(61)	(30)	—	—

Net Income (loss)	2,736	2,976	234	(4,087)	(6,004)

Dividends on preferred stock	(284)	(400)	(400)	(401)	(400)
Extinguishment of dividends on retired preferred stock	200	—	—	—	—
Dividends to preferred stockholders for beneficial conversion feature	—	—	—	—	(107)

Income (loss) attributable to common stockholders	$2,652	$2,576	$(166)	$(4,488)	$(6,511)

Basic income (loss) per common share	$0.12	$0.12	$(0.01)	$(0.30)	$(0.53)

Diluted income (loss) per common share	$0.11	$0.11	$(0.01)	$(0.30)	$(0.53)

Weighted average common shares outstanding — basic	23,263	20,643	19,231	15,026	12,303

Weighted average common shares outstanding — diluted	24,257	22,640	19,604	15,026	12,303

	As of July 31,
	2007	2006	2005	2004	2003
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$5,444	$6,989	$3,983	$3,790	$2,283
Working capital	(3,043)	8,985	4,864	4,198	1,700
Total assets	35,418	23,644	14,558	11,429	8,598
Capital lease obligations	—	—	4	55	194
Total liabilities	13,278	3,064	4,216	1,994	2,758
Stockholders’ equity	22,140	20,580	10,342	9,434	5,840

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
All statements, trend analyses and other information, other than statements of historical facts, contained in the following discussion related to our financial position, business strategy and plans and objectives of management for future operations are forward-looking statements. These forward-looking statements are based on the beliefs of management, as well as assumptions made by and information currently available to management. When used in this annual report, the words “anticipate,” “believe,” “estimate,” “expect,” “may,” “will,” “continue” and “intend,” and words or phrases of similar import, as they relate to our financial position, business strategy and plans, or objectives of management, are intended to identify forward-looking statements. These statements reflect our current view with respect to future events and are subject to risks, uncertainties and assumptions related to various factors including, without limitation, those described below the heading “Overview,” those described starting on page 14 of this annual report under the heading “Risk Factors” and in our registration statements and periodic reports filed with the SEC under the Securities Act and the Exchange Act.
Although we believe that our expectations are reasonable, we cannot assure you that our expectations will prove to be correct. Should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described in this annual report as anticipated, believed, estimated, expected or intended.
Overview
Our EDI Internet, software and service center solutions allow thousands of customers to rely on our expertise and support to help balance the cost and function required to meet the individual requirements for communicating with their trading partners in compliance with partner specifications.
Our two reportable segments are:
•	EC Solutions segment, which includes VAN services, browser-based and hosted applications, and desktop software; and

•	EC Services segment, which is comprised of the EC service center, EC outsourcing, mapping and professional services.
We changed our reportable segments as of August 1, 2006 to coincide with management’s realignment of the business operations to follow our service and product lines. The EC Solutions segment was formed to consolidate the services and products offered with direct or indirect connections to our VAN. The EC Services segment was formed and consolidates all of our professional, managed and outsourcing services. Specifically, professional service revenue and mapping revenue were moved from the old ICC.NET segment to the EC Services segment. Hosted applications and desktop software were moved to the EC Solutions segment from the old EC Service Bureau segment. The browser-based and hosted applications acquired from Enable were also added to the EC Solutions segment. In addition, we will no longer allocate 100% of our operating expenses to the reporting segments. Only those expenses that are directly related to the development and delivery of a reporting segment’s products and services will be allocated. We have restated the previous period’s reporting segments for comparability purposes between the periods. For a more complete description of our business segments, see “Products and Services” under Item 1, beginning on page 4 of this Form 10-K.
The VAN business remains highly competitive. Throughout fiscal 2007, we continued to add new customers and increase the volume of data transmitted through our VAN business. However, our larger accounts are susceptible to competitive attack, which often leads to a price reduction. Our total VAN revenues increased by approximately 3% in fiscal 2007. In addition, the EC Solutions segment included the financial results from the January 31, 2007 acquisition of STS.
Our Carrollton, Georgia based EC service center facility continues to be one of the largest EDI outsourcing operations in North America. Total revenue for the EC Services segment in fiscal 2007 was down approximately 10% over fiscal 2006 primarily as a result of customer attrition from our MEC and Kodiak acquisitions.

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
Revenue Recognition: We derive revenue from subscriptions to our VAN service, which includes transaction, monthly service and fax transmission fees. The subscription fees are comprised of both fixed and usage-based fees. Fixed subscription fees are recognized on a pro-rata basis over the subscription period. Usage fees are recognized in the period the services are rendered. We also derive revenue through implementation fees, interconnection fees and by providing data mapping services to our customers. Implementation fees are recognized over the life of the subscription period. Interconnection fees are fees charged to connect to another VAN service and are recognized when the data is transmitted to the connected service. Revenue from data mapping services is recognized when the mapping service has been completed and delivered to the customer.
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
Within our EC Solutions segment, we also derive revenue from licensing software and providing software maintenance and support. We account for software license sales in accordance with the American Institute of Certified Public Accountants’ Statement of Position 97-2, “Software Revenue Recognition,” as amended (“SOP 97-2”). Revenue from software licenses is recognized when all of the following conditions are met: (1) a non-cancelable non-contingent license agreement has been signed; (2) the software product has been delivered; (3) the price of the software is fixed or determinable; and (4) collection of the resulting receivable is probable. Revenue from software maintenance and support contracts is recognized ratably over the life of the contract.

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
Stock-based Compensation: In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment"(“SFAS 123R”), which revises Statement of Financial Accounting Standards No. 123 (“SFAS 123”) and supersedes Accounting Principles Board Opinion No. 25 (“APB 25”). SFAS 123R requires companies to record in the financial statements all share-based payments to employees, including grants of stock options, based on the fair-value of the grant date of the stock. In January 2004, the Company had adopted the fair value provisions of SFAS 123, which are now required by SFAS 123R.
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
Fiscal Year Ended July 31, 2007 Compared with Fiscal Year Ended July 31, 2006
Results of Operations — Consolidated
The following table reflects consolidated operating data by reported segment. All significant intersegment activity has been eliminated. Accordingly, the segment results below exclude the effect of transactions with our subsidiaries.
In fiscal year 2007, management realigned its reportable segments to better manage its service and product lines. As such, the following reclassifications have been made to the 2006 consolidated statements of operations to better reflect comparability between the years represented. Sales and marketing expenses were reduced by $254,000 in 2006 to reclass acquisition related amortization to cost of services. General and administrative expenses were reduced by $188,000 in 2006 to reclass rent to cost of services and by $225,000 in 2006 to reclass acquisition related amortization to cost of services.

	Year Ended July 31,
Income before income taxes:	2007	2006

EC Solutions	$9,715,140	$8,988,095
EC Services	1,597,791	2,503,381
Corporate expenses	(8,532,348)	(9,337,944)
Other income	156,771	883,062

Consolidated income before income taxes	$2,937,354	3,036,594

Results of Operations — EC Solutions
Our EC Solutions segment uses the Internet and our proprietary technology and software to deliver our customers’ documents and data files to members of their trading communities. The following table summarizes operating results for our EC Solutions segment:

	Year Ended July 31,
	2007	2006
Revenues:
Services	$16,099,996	$13,325,047

Expenses:
Cost of services	4,182,420	3,703,534
Product development and enhancement	1,643,044	408,125
General and administrative	414,275	199,713
Non-cash charges for stock-based compensation	145,117	25,580

Total expenses	6,384,856	4,336,952

Segment operating income	$9,715,140	$8,988,095

Revenues — EC Solutions — Revenues from our EC Solutions segment were 74% of our total consolidated revenues for the fiscal year ended July 31, 2007 (“2007”) and 67% for the fiscal year ended July 31, 2006 (“2006”). Revenue for the EC Solutions segment increased $2,775,000 in 2007, or approximately 21%, compared with 2006 primarily due to the inclusion of TradeGateway revenue for a full year in 2007 and an increase in VAN revenue of $388,000 in 2007 from 2006, or approximately 3%. The increase in VAN services revenue is primarily attributable to an increase in monthly service fees implemented in the third quarter of fiscal 2007 and higher transaction volumes.
Cost of services — EC Solutions — Cost of services relating to our EC Solutions segment was 26% of revenue derived from the EC Solutions segment in 2007, compared to 28% of revenue in 2006. Cost of services related to the EC Solutions segment consists primarily of salaries and employee benefits, contract labor, connectivity fees, amortization, rent and product development and enhancement allocation directly related to supporting and enhancing the EC Solutions products. Cost of services increased $479,000 in 2007 from 2006. The increase was primarily the result of a $402,000 increase in amortization expense mainly resulting from our recent acquisitions, and a higher product development allocation of $577,000, offset by a reduction in telephone and connectivity fees of $554,000.
Product development and enhancement — EC Solutions — Product development and enhancement costs relating to our EC Solutions segment consist primarily of salaries and employee benefits. Product development and enhancement costs increased $1,235,000 in 2007 from 2006. The increase is primarily related to the additional staff, consulting and rent expenses from the acquired Enable operations.
General and administrative — EC Solutions — General and administrative expenses supporting our EC Solutions segment consist primarily of salaries and employee benefits, legal and professional fees, facility costs, travel, meals and entertainment, depreciation, amortization and telephone charges. General and administrative costs supporting the EC Solutions service increased $215,000 in 2007 from 2006. The increase was primarily due to additional depreciation expense from the acquired Enable operations.
Non-cash charges — EC Solutions — Non-cash charges of approximately $145,000 and $26,000 in 2007 and 2006, respectively, consist of stock options issued to employees.
Results of Operations — EC Services
Our EC Services operations primarily focus on facilitating the EDI communications of small and mid-sized businesses with their trading partners through our EC service center, EC outsourcing and professional services. The following table summarizes operating results for our EC Services segment:

	Year Ended July 31,
	2007	2006
Revenues:
Services	$5,770,283	$6,446,048

Expenses:
Cost of services	3,443,576	3,724,770
Product development and enhancement	483,026	205,000
General and administrative	236,195	—
Non-cash charges for stock-based compensation	9,695	12,897

Total expenses	4,172,492	3,942,667

Segment operating income	$1,597,791	$2,503,381

Revenues — EC Services — Revenues from our EC Services were 26% and 33% of our total consolidated revenue in 2007 and 2006. Revenue from the EC Services segment decreased $676,000, or approximately 10%, primarily due to customer attrition from our MEC and Kodiak acquisitions of approximately $913,000, offset by an increase in non-recurring professional service revenue of $284,000 related to our TradeGateway application. We feel that the attrition related to the MEC and Kodiak acquisitions has stabilized.
Cost of services — EC Services — Cost of services related to our EC Services segment consists primarily of salaries and employee benefits, amortization, connectivity fees, costs of software, product development and enhancement allocation and rent. Total cost of services relating to our EC Services segment was 60% of segment revenue in 2007 compared to 58% of these revenues in 2006. Cost of services decreased $281,000 mainly due to lower salary and benefit costs due to lower headcount, offset by increased customer list amortization related to our Kodiak acquisition.
Product development and enhancement — EC Services — Product development and enhancement costs consist primarily of salaries and employee benefits and rent. Product development and enhancement costs incurred by our EC Services segment increased $278,000 in 2007 from 2006 primarily due higher salaries and benefits mainly related to our EC outsourcing and professional services of $545,000, offset by a higher allocation of product development costs of $291,000 to other departments.
General and administrative — EC Services — General and administrative expenses consist primarily of salaries and employee benefits, office expenses, depreciation, telephone and rent. General and administrative expenses incurred by our EC Services segment increased $236,000 in 2007 compared with 2006. The increase is primarily due to higher telephone and depreciation and computer maintenance expenses related to recent investments in capital expenditures.
Non-cash charges — EC Services — Non-cash charges of approximately $10,000 and $13,000 in 2007 and 2006, respectively, consist of stock options issued to employees.
Corporate Expenses and Other
Our Corporate expenses represent the general, administrative, corporate and executive expenses not directly related to our EC Solutions or EC Services segments. The following table summarizes operating and other expenses for our corporate expenses:

	Year Ended July 31,
	2007	2006
Expenses:
Product development and enhancement	$142,187	$—
Selling and marketing	1,401,743	1,785,751
General and administrative	6,292,555	6,944,665
Non-cash charges for stock-based compensation	695,863	607,528

Total expenses	$8,532,348	$9,337,944

Other:
Other income	$156,771	$883,062

Provision for income taxes	$201,136	$60,638

Product development and enhancement — Corporate — Product development and enhancement costs consist primarily of salaries and employee benefits and rent. Product development and enhancement costs increased $142,000 in 2007 compared with 2006. The increase is primarily a result of unallocable salary and benefit costs not directly related to the EC Solutions or EC Services segments.
Selling and marketing — Corporate — Selling and marketing expenses consist primarily of salaries and employee benefits and rent. Selling and marketing expenses decreased $384,000 in 2007 compared with 2006. The decrease is primarily a result of lower salary, benefits and commission expense of approximately $252,000 due to fewer headcount.
General and administrative — Corporate — General and administrative expenses consist primarily of salaries and employee benefits, office expenses, depreciation, telephone and rent. General and administrative costs decreased $754,000 in 2007 compared with 2006. The decrease is primarily a result of lower salary and benefits, office rent and lower legal expenses.
Non-cash charges — Corporate — Non-cash charges of approximately $696,000 and $608,000 in 2007 and 2006, respectively, consist of stock options issued to employees and directors.
Other income — Corporate — Other income of $157,000 in 2007 is comprised of interest income earned on our higher levels of cash reserves, while the $883,000 in 2006 is comprised primarily of the one-time patent sale of $825,000.
Provision for income taxes — Corporate — Provision for income taxes consists primarily of federal and state income tax expense. The provision for income taxes increased $140,000 in 2007 compared with 2006. The increase is due to current year state income taxes of $51,000 which were not covered by our existing state net loss carryforwards, a true up of past years’ federal and state income tax timing differences of $64,000 as a result of changing the tax year-end from December 31 to July 31, and current year federal alternative minimum tax of $86,000.
Fiscal Year Ended July 31, 2006 Compared with Fiscal Year Ended July 31, 2005
Results of Operations — Consolidated
The following table reflects consolidated operating data by reported segment. All significant intersegment activity has been eliminated. Accordingly, the segment results below exclude the effect of transactions with our subsidiaries.

In fiscal year 2007, management realigned its reportable segments to better manage its service and product lines. As such, the following reclassifications have been made to the 2006 and 2005 consolidated statements of operations to better reflect comparability between the years represented. Sales and marketing expenses were reduced by $254,000 and $98,000 in 2006 and 2005, respectively, to reclass acquisition related amortization to cost of services and by $48,000 in 2005 to reclass rent to cost of services. General and administrative expenses were reduced by $188,000 and $187,000 in 2006 and 2005 respectively, to reclass rent to cost of services and by $225,000 and $13,000 in 2006 and 2005, respectively, to reclass acquisition related amortization to cost of services.

	Year Ended July 31,
Income before income taxes:	2006	2005

EC Solutions	$8,988,095	$6,860,653
EC Services	2,503,381	2,487,570
Corporate expenses	(9,337,944)	(9,121,085)
Other income	883,062	37,246

Consolidated income before income taxes	$3,036,594	$264,384

Results of Operations — EC Solutions
Our EC Solutions segment uses the Internet and our proprietary technology and software to deliver our customers’ documents and data files to members of their trading communities. The following table summarizes operating results for our EC Solutions segment:

	Year Ended July 31,
	2006	2005
Revenues:
Services	$13,325,047	$11,874,075

Expenses:
Cost of services	3,703,534	4,387,000
Product development and enhancement	408,125	478,798
General and administrative	199,713	147,625
Non-cash charges for stock-based compensation	25,580	—

Total expenses	4,336,952	5,013,423

Segment operating income	$8,988,095	$6,860,652

Revenues — EC Solutions — Revenues from our EC Solutions segment were 67% of our total consolidated revenues for the fiscal year ended July 31, 2006 (“2006”) and 71% for the fiscal year ended July 31, 2005 (“2005”). Total EC Solutions revenue increased $1,451,000 in 2006 from 2005, or approximately 12%. The increase in EC Solutions revenue is primarily attributable to an increase in transaction volume on our VAN of $821,000, higher software and maintenance revenue of $153,000 and the inclusion of trading portal revenue of $563,000 from our Enable acquisition in the third quarter of fiscal year 2006.
Cost of services — EC Solutions — Cost of services relating to EC Solutions was 28% of revenue in 2006, compared with 37% of revenue in 2005. Cost of services consists primarily of salaries and employee benefits, contract labor, connectivity fees, amortization, rent and product development and enhancement allocation. Cost of services decreased $683,000 in 2006 from 2005. This decrease was primarily the result of a $717,000 reduction in amortization expense due to certain mapping technology becoming fully amortized and a reduction in salaries and benefits of $339,000. These decreases were partially offset by a $291,000 increase in costs associated with the delivery of Kodiak services.

Product development and enhancement — EC Solutions — Product development and enhancement costs consist primarily of salaries and employee benefits. Product development and enhancement costs decreased $71,000 in 2006 from 2005 primarily due to an $81,000 decrease in office rent allocation offset by an increase in travel and employee training.
General and administrative — EC Solutions — General and administrative expenses consist primarily of salaries and employee benefits, legal and professional fees, facility costs, travel, meals and entertainment, depreciation, amortization and telephone charges. General and administrative costs increased $52,000 in 2006 from 2005 primarily due to increased depreciation expense.
Non-cash charges — EC Solutions — Non-cash charges of approximately $26,000 in 2006 compared with $0 in 2005, consist of stock options issued to employees.
Results of Operations — EC Services
Our EC Services operations primarily focus on facilitating the EDI communications of small and mid-sized businesses with their trading partners through our EC service center, EC outsourcing and professional services. The following table summarizes operating results for our EC Services segment:

	Year Ended July 31,
	2006	2005
Revenues:
Services	$6,446,048	$4,830,556

Expenses:
Cost of services	3,724,770	1,997,146
Product development and enhancement	205,000	345,840
Non-cash charges for stock-based compensation	12,897	—

Total expenses	3,942,667	2,342,986

Segment operating income	$2,503,381	$2,487,570

Revenues — EC Services — Revenues related to our EC Services segment were 33% and 29% of our total consolidated revenue in 2006 and 2005. Revenue increased $1,615,000, or approximately 33%, with approximately $754,000 coming from the MEC acquisition and approximately $1,173,000 coming from the Kodiak acquisition. Professional services and mapping revenue decreased approximately $314,000 in 2006 from 2005 primarily due to continued slow demand for these services.
Cost of services — EC Services — Cost of services related to our EC Services segment consists primarily of salaries and employee benefits, amortization, connectivity fees, costs of software, product development and enhancement allocation and rent. Total cost of services relating to our EC Services segment was 58% of segment revenue in 2006 compared to 41% of these revenues in 2005 due to additional expenses associated with the operations required to support the large increases in the number of customers being serviced and from additional expenses allocated from the Kodiak operations. Cost of services increased $1,728,000 in 2006 from 2005 primarily due to an increase in salaries and benefits of $1,609,000 related to the additional personnel required to support the increase in revenues.

Product development and enhancement — EC Services — Product development and enhancement costs consist primarily of salaries and employee benefits and rent. Product development and enhancement costs incurred by our EC Services segment decreased $141,000 in 2006 from 2005 primarily due to a reduction in salaries and benefits of $126,000.
Non-cash charges — EC Services — Non-cash charges of approximately $13,000 in 2006 consist of stock options issued to employees. No non-cash charge was incurred in 2005.
Corporate Expenses and Other
Our Corporate expenses represent the general, administrative, corporate and executive expenses not directly related to our EC Solutions or EC Services segments. The following table summarizes operating and other expenses for our corporate expenses:

	Year Ended July 31,
	2006	2005
Expenses:
Selling and marketing	$1,785,751	$2,499,503
General and administrative	6,944,665	5,929,130
Non-cash charges for stock-based compensation	607,528	692,452

Total expenses	$9,337,944	$9,121,085

Other:
Other income	$883,062	$37,246

Provision for income taxes	$60,638	$30,390

Selling and marketing — Corporate — Selling and marketing expenses consist primarily of salaries and employee benefits and rent. Selling and marketing expenses decreased $714,000 in 2006 from 2005 primarily due to lower salaries, benefits and commissions of approximately $337,000, a decrease of $133,000 in facility and overhead allocations and lower telephone and travel and entertainment expenses of $79,000.
General and administrative — Corporate — General and administrative expenses consist primarily of salaries and employee benefits, office expenses, depreciation, telephone and rent. General and administrative costs increased $1,016,000 in 2006 from 2005. The majority of the increase is a result of the acquisition of Kodiak and Enable, which increased our general and administrative expenses by $1,519,000 due to the inclusion of their operations. These increases were mainly offset by a reduction in executive bonus of $531,000.
Non-cash charges — Corporate — Non-cash charges of approximately $607,000 in 2006 consist of stock options issued to employees and directors. Non-cash charges of approximately $692,000 consist of $509,000 for stock options issued to employees and directors and $183,000 for director’s fees to non-employee board members payable in shares of class A common stock.
Other income — Corporate — Other income of $883,000 in 2006 is comprised primarily of the one-time patent sale of $825,000 compared with $37,000 in 2007 which is mainly comprised of interest income.
Provision for income taxes — Corporate — Provisions for income taxes consists of Federal alternative minimum taxes of $61,000 in 2006 and $30,000 in 2005. The federal alternative minimum tax was not covered by our current Net Operating Loss.

Liquidity and Capital Resources
Our principal sources of liquidity, which consist of cash and cash equivalents, decreased to $5,444,000 as of July 31, 2007 from $6,989,000 as of July 31, 2006. We believe these resources will provide us with sufficient liquidity to continue in operation through July 31, 2008.
Our principal uses of cash during the fiscal 2007 year were for the purchase of 2,293,515 shares of ESC common stock at a cost of $13,223,000, the repurchase of our series C preferred stock of $2,261,000 and our class A common stock of $614,000. Additionally, we used $300,000 for the acquisition of certain assets of Stewart Technical Services, Inc., $1,242,000 in costs associated with the future acquisition of EasyLink, and $205,000 in capital expenditures to upgrade and relocate equipment.
Our principal sources of cash during the fiscal 2007 year were the Bridge Notes of $10,000,000 issued to York Capital (See Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.), cash generated from operations of $5,821,000, proceeds of $248,000 from the exercise of 71,200 warrants that were originally issued in a private placement that closed in October 2004, and proceeds of $443,000 from the exercise of 566,581 stock options.
With the issuance of Series A Notes and Series B Notes in connection with the acquisition of ESC, we expect a portion of our cash generated from operations in the future to be dedicated to debt service for the Series A Notes and Series B Notes.
The Company has net operating loss carryforwards for tax purposes of approximately $70.5 million as of July 31, 2007. These carryforwards expire from 2011 to 2025. The Internal Revenue Code and Income Tax Regulations contain provisions which limit the use of available net operating loss carryforwards in any given year should significant changes (greater than 50%) in ownership interests occur. Due to the private placement of series A preferred stock in April 1999, the net operating loss carryover of approximately $19.6 million incurred prior to the private placement is subject to an annual limitation of approximately $1.4 million until that portion of the net operating loss is utilized or expires. Due to a 100% ownership change of RTCI in November 2000, the acquired net operating loss of approximately $6.5 million incurred prior to the ownership change is subject to an annual limitation of approximately $1.1 million until that portion of the net operating loss is utilized or expires. Additionally, this transaction created an ownership change for the Company as defined by IRC Section 382. As such, its net operating loss of approximately $49.4 million incurred prior to the ownership change is subject to an annual limitation of approximately $2.8 million until that portion of the net operating loss is utilized or expires. Finally, due to a 100% ownership change of ECS in June 2004, the acquired net operating loss of approximately $1.2 million incurred prior to the ownership change is subject to an annual limitation of approximately $128,000 until that portion of the net operating loss is utilized or expires.
Consolidated Working Capital
Our consolidated working capital decreased by $12,028,000 to $(3,043,000) at July 31, 2007 from $8,985,000 at July 31, 2006 primarily due to the issuance of $10,000,000 of bridge notes of which the proceeds were used to purchase EasyLink stock.
Analysis of Cash Flows
Cash provided by our operating activities was $5,821,000 for fiscal year ending July 31, 2007 due primarily to net income of $2,736,000, depreciation and amortization of $1,952,000, bad debt expense of $678,000, non-cash charges for equity instruments issued for compensation and services of $851,000, and an increase in accrued expenses of $567,000, offset by an increase in accounts receivable of $629,000, a increase in prepaid expenses and other assets of $119,000, and a decrease in lease liability from acquisition of $240,000.
Cash provided by our operating activities was $3,359,000 for fiscal year ending July 31, 2006 due primarily to net income of $2,976,000, depreciation and amortization of $1,290,000, bad debt expense of $629,000, non-cash charges for equity instruments issued for compensation and services of $646,000, offset by a gain on the sale of patents of $784,000, a decrease in accrued expenses of $962,000, and a decrease in lease liability from acquisition of $748,000.

Cash provided by our operating activities was $554,000 for fiscal year ending July 31, 2005 due primarily to net income of $234,000, depreciation and amortization of $1,537,000, bad debt expense of $432,000, non-cash charges for equity instruments issued for compensation and services of $$692,000, and an increase in accrued expenses of $320,000, offset by an increase in accounts receivable of $1,753,000, a decrease in lease liability from acquisition of $326,000, a decrease in accounts payable of $298,000, and a decrease in other liabilities of $276,000.
Cash used in our investing activities was $14,978,000, $4,240,000, and $328,000 for fiscal years ending July 31, 2007, 2006 and 2005, respectively. In fiscal 2007, we made an investment of $13,233,000 in ESC common stock. We also made investments of $395,000, $549,000, and $415,000 in fiscal years 2007, 2006 and 2007, respectively, principally in new computer hardware and software technology. In fiscal 2007, we used $300,000 in cash for the acquisition of STS and $1,039,000 for costs associated with the future acquisition of EasyLink. In fiscal 2006, we used $4,413,000 in cash for the purchase of Kodiak and Enable.
Cash provided by (used) in our financing activities was $7,613,000, $3,886,000, and $(33,000) for the fiscal years ending July 31, 2007, 2006 and 2005, respectively. In fiscal 2007, we received proceeds of $10,000,000 from the issuance of the Bridge Notes and, $691,000 was provided by the exercise of warrants and employee stock options. Our main uses of cash in fiscal 2007 were for the repurchase of our series C preferred stock of $2,261,000 and class A common stock of $614,000, and $203,000 for financing costs related to the future acquisition of EasyLink.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.
Tabular Disclosure of Contractual Obligations
We enter into many contractual and commercial undertakings during the ordinary course of business. The following table summarizes information about certain of our obligations at July 31, 2007. The table should be read together with the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report.

		Payments due by period
		Less than		More than
Contractual Obligation	Total	one year	1-2 years	2 years

Operating lease obligations	$2,192,000	$961,000	$1,148,000	$83,000

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
We believe that we are primarily exposed to interest rate risk. Interest rate risk refers to fluctuations in the value of a security resulting from changes in the general level of interest rates. Investments that are classified as cash and cash equivalents have original maturities of three months or less. Changes in interest rates may affect the value of these investments. At July 31, 2007, we did not have any material instruments subject to interest rate risk.
With the acquisition of ESC, the portion of our revenue from foreign sources and the portion of our expenses denominated in foreign currencies are expected to increase, which may subject us to currency exchange risk.

Item 8.	Financial Statements and Supplementary Data
The financial statements and supplementary data of EasyLink are set forth in a separate section of this Annual Report, beginning on page F-1. The financial statements of ESC for each of the three years in the three year period ended December 31, 2006, are incorporated by reference from ESC’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed with the SEC on March 27, 2007, and the financial statements of ESC for the six month periods ended June 30, 2007 and June 30, 2006 are incorporated by reference from ESC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed with the SEC on August 7, 2007.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, has carried out an evaluation of the effectiveness of our disclosure controls and procedures as of July 31, 2007, pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of such date, our disclosure controls and procedures in place were effective to ensure material information and other information requiring disclosure is identified and communicated on a timely basis. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Item 9B.	Other Information
None.
PART III

Item 10.	Directors, Executive Officers, and Corporate Governance
The information required by this item is incorporated by reference from the information contained in our Proxy Statement for the Annual Meeting of Stockholders expected to be filed with the Commission on or about November 28, 2007 under the captions “Code of Ethics,” “Election of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

Item 11.	Executive Compensation
The information required by this item is incorporated by reference from the information contained in our Proxy Statement for the Annual Meeting of Stockholders expected to be filed with the Commission on or about November 28, 2007 under the caption “Executive Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference from the information contained in our Proxy Statement for the Annual Meeting of Stockholders expected to be filed with the Commission on or about November 28, 2007 under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.” See also “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Equity Compensation Plan Information.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference from the information contained in our Proxy Statement for the Annual Meeting of Stockholders expected to be filed with the Commission on or about November 28, 2007 under the caption “Certain Relationships and Related Transactions, and Director Independence.”

Item 14.	Principal Accounting Fees and Services
The information required by this item is incorporated by reference from the information contained in our Proxy Statement for the Annual Meeting of Stockholders expected to be filed with the Commission on or about November 28, 2007.
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
The following documents are filed as exhibits to this Form 10-K, including those exhibits incorporated in this Form 10-K by reference to a prior filing under the Securities Act or the Exchange Act as indicated below:

Exhibit No.	Description
2.1	Agreement and Plan of Merger among the Company, dated as of June 14, 2000, ICC Acquisition Corporation, Inc., a wholly-owned subsidiary of the Company, Research Triangle Commerce, Inc. (“RTCI”) and the selling shareholders of RTCI (10)
2.2	Agreement and Plan of Merger, dated May 25, 2004, among the Company, ICC Acquisition Corporation Inc., a wholly-owned subsidiary of the Company, Electronics Commerce Systems, Inc. (“ECS”) and certain shareholders of ECS (18)
2.3	Share Purchase Agreement, dated November 1, 2005, by and among the Company, Connective Commerce Associates, the shareholders of the Seller listed on the signature page as Operating Shareholders and The Kodiak Group, Inc. (23)
2.4	Share Purchase Agreement, dated May 9, 2006, by and among the Company, Enable Corp., and the stockholders of Enable Corp. listed on the signature page (24)
2.5	Agreement and Plan of Merger among the Company, Jets Acquisition Sub, Inc. and EasyLink Services Corporation, dated May 3, 2007 (26)
2.6	Company Voting Agreement, dated May 3, 2007, between the Company and certain stockholders of EasyLink Services Corporation (26)
3(i).1	Amended and Restated Certificate of Incorporation (1)
3(i).2	Certificate of Merger merging Internet Commerce Corporation into Infosafe Systems, Inc. (1)
3(i).3	Certificate of Amendment to the Amended Certificate of Incorporation (2)
3(i).4	Certificate of Designations—Series C Preferred Stock (8)
3(i).5	Certificate of Designations—Series D Preferred Stock (8)
3(ii).1	Amended and Restated Bylaws (6)
3(ii).2	Amendment to Amended and Restated Bylaws (22)
4.1	Specimen Certificate for Class A common stock (31)
4.2	Form of Registration Rights Agreement, dated April 30, 2003, among the Company and the purchasers of shares of class A common stock identified therein (15)
4.3	Form of Registration Rights Agreement, dated April 30, 2003, among the Company and Blue Water Venture Fund II, L.L.C. (15)
4.4	Form of Securities Purchase Agreement, dated as of April 15, 2004, by and among the Company and the purchasers named therein (17)
4.5	Form of Warrant Agreement, dated as of April 20, 2004 (17)
4.6	Form of Registration Rights Agreement, dated as of April 20, 2004, by and among the Company and the purchasers named therein (17)

Exhibit No.	Description
4.7	Form of Registration Rights Undertaking, dated as of June 22, 2004, by the Company in favor of the shareholders of Electronic Commerce Systems, Inc. (19)
4.8	Registration Rights Agreement, dated May 9, 2006, by and among the Company and Crossbow Venture Partners, LP (24)
4.9	Securities Purchase Agreement, dated as of May 3, 2007, by and among the Company and the Purchasers identified on the signature pages thereto (26)
4.10	Securities Purchase Agreement, dated as of July 2, 2007, by and among the Company and the Purchasers identified on the signature pages thereto (27)
4.11	Form of Senior Secured Convertible Bridge Note (27) ..
4.12	Security Agreement by and among Internet Commerce Corporation, the Purchasers identified on the signature pages thereto and York Capital Management, L.P. (27)
4.13	Form of Subsidiary Security Agreement by each subsidiary of Internet Commerce Corporation, the Purchasers identified on the signature pages thereto and York Capital Management, L.P. (27)
4.14	Form of Subsidiary Guaranty by each subsidiary of Internet Commerce Corporation in favor of the Purchasers identified on the signature pages thereto (27)
4.15	Amendment to Securities Purchase Agreement, dated as of August 20, 2007, by and among the Company and the Purchasers identified on the signature pages thereto (32)
10.1	1994 Stock Option Plan (3)
10.2	Internet Commerce Corporation 2005 Stock Option Plan (25)
10.3	Amendment to Internet Commerce Corporation 2005 Stock Option Plan (33)
10.4	Lease Agreement between 805 Third Ave. Co. and the Company relating to the rental of the Company’s current principal executive office (4)
10.5	Lease Agreement, dated as of May 21, 1999, between JB Squared LLC and the Company relating to the rental of approximately 4,000 square feet at the Lakeview Executive Center, 45 Research Way, East Setauket, New. York, 11733 (5)
10.6	Master Agreement between Cable & Wireless PLC and the Company executed on November 24, 1999 (7)
10.7	Amended and Restated Stock Option Plan (9)
10.8	First Amendment to Lease Agreement, dated as of January, 2000, by and between JB Squared LLC and the Company relating to the rental of an additional approximately 4,800 square feet at the Lakeview Executive Center, 45 Research Way, East Setauket, New York, 11733 (12)
10.9	First Amendment of Lease Agreement between Madison Third Building Companies LLC and the Company relating to the rental of additional Office space at 805 Third Avenue, New York, New York 10022 (12)
10.10	Lease Agreement, dated as of August 2, 2000, by and between IDC Realty, LLC as landlord and the Company as tenant relating to the rental of an approximately 8,000 square feet facility used by the Company’s Service Bureau division (12)

Exhibit No.	Description
10.11	Lease Agreement, dated as of November 1, 1999, by and between Shannon Oaks Partnership as landlord and RTCI as tenant relating to the rental of an approximately 8,000 square feet facility used by the Company’s Professional Services division (14)
10.12	License Agreement with Triaton dated July 2002 (13)
10.13	Form of Subscription Agreement dated as of April 30, 2003, among the Company and the purchasers of shares of Class A common stock identified therein (15)
10.14	Form of Subscription Agreement dated as of April 30, 2003, between the Company and Blue Water Venture Fund II, L.L.C. for the purchase of shares of Series D Preferred Stock (15)
10.15	Accounts Receivable Financing Agreement dated as of May 30, 2003 by and between SVB and the Company (16)
10.16	First Loan Modification Agreement dated as of October 22, 2003 by and between SVB and the Company (16)
10.17	Intellectual Property Security Agreement dated as of May 30, 2003 by and between SVB and the Company (16)
10.18	Form of Securities Purchase Agreement dated as of April 15, 2004 by and among the Company and the purchasers listed on Schedule 1 thereto (17)
10.19	Fourth Loan Modification Agreement dated as of March 16, 2005 by and between SVB and the Company (20)
10.20	Sublease Agreement dated as of May 18, 2005, by and between Bianco Hopkins & Associates, Inc. and the Company (21)
10.21	Stock Purchase Agreement, dated December 20, 2006, between Internet Commerce Corporation and 3V Capital Master Fund Ltd. (28)
10.22	Stock Purchase Agreement, dated December 20, 2006, between Internet Commerce Corporation and Distressed/High Yield Trading Opportunities, Ltd. (28)
10.23	Agreement and General Release, effective as of March 1, 2007, by and between the Company and Arthur R. Medici (29)
10.24	Arthur R. Medic Resignation Letter, effective March 1, 2007 (29)
10.25	Employment Agreement between EasyLink Services International Corporation and Thomas J. Stallings, dated August 28, 2007 (30)*
10.26	Employment Agreement between EasyLink Services International Corporation and Glen E. Shipley, dated August 28, 2007 (30)
21.1	List of Subsidiaries
23.1	Consent of Tauber & Balser, P.C.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit No.	Description
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*Confidential Treatment has been requested with respect to portions of this Exhibit. The omitted portions of this Exhibit were filed separately with the SEC.

(1)	Incorporated by reference to the Company’s registration statement on Form S-3 (File no. 333-80043), as filed with the Securities and Exchange Commission on June 4, 1999.

(2)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended July 31, 1998, as filed with the Securities and Exchange Commission on October 29, 1998.

(3)	Incorporated by reference to the Company’s registration statement on form SB-2 (File no. 33-83940).

(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended October 31, 1997, as filed with the Securities and Exchange Commission on December 12, 1997.

(5)	Incorporated by reference to Amendment No. 3 to the Company’s registration statement on Form S-3 (File no. 333-80043), as filed with the Securities and Exchange Commission on October 18, 1999.

(6)	Incorporated by reference to the Company’s Current Report on Form 8-K dated June 30, 1999, as filed with the Securities and Exchange Commission on July 1, 1999.

(7)	Incorporated by reference to the Company’s Current Report on Form 8-K dated November 24, 1999, as filed with the Securities and Exchange Commission on December 1, 1999.

(8)	Incorporated by reference to Amendment No. 1 to the Company’s registration statement on Form S-3 (File no. 333-93301), as filed with the Securities and Exchange Commission on February 8, 2000.

(9)	Incorporated by reference to the Company’s proxy statement for the annual meeting of stockholders for the year ended July 31, 1999, as filed with the Securities and Exchange Commission on May 23, 2000.

(10)	Incorporated by reference to the Company’s Current Report on Form 8-K dated June 14, 2000, as filed with the Securities and Exchange Commission on June 15, 2000.

(11)	Incorporated by reference to the Company’s Current Report on Form 8-K dated August 2, 2000, as filed with the Securities and Exchange Commission on August 11, 2000.

(12)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended July 31, 2000, as filed with the Securities and Exchange Commission on October 13, 2000.

(13)	Incorporated by reference to the Company’s registration statement on Form S-3 (file No. 333-99059), as filed with the Securities and Exchange Commission on August 30, 2002.

(14)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended July 31, 2002, as filed with the Securities and Exchange Commission on October 31, 2002.

(15)	Incorporated by reference to the Company’s Current Report on Form 8-K dated April 30, 2003, as filed with the Securities and Exchange Commission on May 2, 2003.

(16)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended July 31, 2003, as filed with the Securities and Exchange Commission on October 31, 2003.

(17)	Incorporated by reference to the Company’s Current Report on Form 8-K dated April 20, 2004, as filed with the Securities and Exchange Commission on April 20, 2004.

(18)	Incorporated by reference to the Company’s Current Report on Form 8-K dated May 25, 2004, as filed with the Securities and Exchange Commission on May 26, 2004.

(19)	Incorporated by reference to the Company’s Current Report on Form 8-K dated June 22, 2004, as filed with the Securities and Exchange Commission on June 22, 2004.

(20)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 000-24996), dated March 18, 2005, as filed with the Securities and Exchange Commission on March 18, 2005.

(21)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 000-24996), dated May 24 , 2005, as filed with the Securities and Exchange Commission on May 24, 2005.

(22)	Incorporated by reference to the Company’s Current Report on Form 10-Q (File No. 000-24996), dated June 12, 2006, as filed with the Securities and Exchange Commission on June 12, 2006.

(23)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 000-24996), dated November 3, 2005, as filed with the Securities and Exchange Commission on November 3, 2005.

(24)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 000-24996), dated May 12, 2006, as filed with the Securities and Exchange Commission on May 12, 2006.

(25)	Incorporated by reference to Annex B to the Company’s proxy statement for the annual meeting of stockholders for the year ended July 31, 2005, as filed with the Securities and Exchange Commission on November 28, 2005 (File No. 000-24996).

(26)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 000-24996), dated May 3, 2007, as filed with the Securities and Exchange Commission on May 9, 2007.

(27)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 000-24996), dated July 2, 2007, as filed with the Securities and Exchange Commission on July 9, 2007.

(28)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 000-24996), dated December 20, 2006, as filed with the Securities and Exchange Commission on December 22, 2006.

(29)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 000-24996), dated March 1, 2007, as filed with the Securities and Exchange Commission on March 8, 2007.

(30)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 000-24996), dated August 28, 2007, as filed with the Securities and Exchange Commission on September 4, 2007.

(31)	Incorporated by reference to the Company’s registration statement on Form S-3 (File No. 000-146165), as filed with the Securities and Exchange Commission on September 19, 2007.

(32)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 000-24996), dated August 21, 2007, as filed with the Securities and Exchange Commission on August 21, 2007.

(33)	Incorporated by reference to Annex D to the Company’s proxy statement for the special meeting of stockholders dated July 17, 2997, as filed with the Securities and Exchange Commission on July 17, 2007.
(b)	Exhibits

See Index to Exhibits on page 47.
(c)	Financial Statement Schedule

See Index to Consolidated Financial Statements and Schedule on page F-1.

EASYLINK SERVICES INTERNATIONAL CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of EasyLink Services International Corporation
Norcross, Georgia
We have audited the accompanying consolidated balance sheets of EasyLink Services International Corporation and subsidiaries (the “Company”) (formerly Internet Commerce Corporation) as of July 31, 2007 and 2006, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended July 31, 2007. Our audits also included the financial statement schedule listed at Item 15. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of their internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion of the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of EasyLink Services International Corporation and subsidiaries as of July 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
/s/ Tauber & Balser, P.C.
Atlanta, Georgia
October 22, 2007

EASYLINK SERVICES INTERNATIONAL CORPORATION
Consolidated Balance Sheets

	As of July 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$5,444,176	$6,988,753
Accounts receivable, net of allowance for doubtful accounts and allowance for sales returns and allowances of $558,643 and $458,061, respectively	3,479,134	3,631,135
Prepaid expenses and other current assets	602,516	461,778

Total current assets	9,525,826	11,081,666

Restricted cash	433,635	432,974
Property and equipment, net	943,836	1,113,701
Goodwill	6,293,054	6,148,332
Other intangible assets, net	3,737,003	4,829,772
Investment in EasyLink	13,223,184	—
Deferred acquisition costs	1,039,076	—
Debt issue costs	203,200	—
Other assets	18,972	37,822

Total assets	$35,417,786	$23,644,267

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$615,100	$662,151
Notes payable	10,000,000	—
Accrued expenses	1,152,774	574,783
Accrued dividends — preferred stock	116,164	232,329
Deferred revenue	227,496	261,214
Lease liability from acquisition	268,438	249,940
Other current liabilities	188,975	116,280

Total current liabilities	12,568,947	2,096,697

Long-term lease liability from acquisition	709,203	967,442

Total liabilities	13,278,150	3,064,139

Commitments and contingencies (See Note 11)

Stockholders’ Equity:
Preferred stock - 5,000,000 shares authorized, including 5,000 shares of series C and 250 shares of series D:
Series C Preferred Stock — par value $.01 per share, 44.76 votes per share; 5,000 and 10,000 shares issued and outstanding, respectively (liquidation value of $5,116,164 and $10,232,329, respectively)	50	100
Series D Preferred Stock — par value $.01 per share, 769 votes per share; 250 shares issued and outstanding (liquidation value of $250,000)	3	3
Common stock:
Class A — par value $.01 per share, 40,000,000 shares authorized, one vote per share; 23,263,056 and 22,712,944 shares issued and outstanding, respectively	232,630	227,129
Class B — par value $.01 per share, 2,000,000 shares authorized, six votes per share; none issued and outstanding	—	—
Additional paid-in capital	101,860,585	103,042,746
Accumulated deficit	(79,953,632)	(82,689,850)

Total stockholders’ equity	22,139,636	20,580,128

Total liabilities and stockholders’ equity	$35,417,786	$23,644,267

See notes to consolidated financial statements.

EASYLINK SERVICES INTERNATIONAL CORPORATION
Consolidated Statements of Operations

	Year Ended July 31,
	2007	2006	2005

Service revenues	$21,870,279	$19,771,095	$16,704,631

Expenses:
Cost of services	7,629,491	7,447,232	6,392,593
Product development and enhancement	2,421,245	632,674	854,913
Selling and marketing	1,471,305	1,853,949	2,527,627
General and administrative	7,567,655	7,683,708	6,702,360

	19,089,696	17,617,563	16,477,493

Operating income	2,780,583	2,153,532	227,138

Other income and (expense):
Interest and investment income	323,511	200,328	39,240
Interest expense	(145,452)	(158,687)	(4,569)
Gain on sale of patents	—	783,750	—
Other income (expense)	(21,288)	57,671	2,575

	156,771	883,062	37,246

Income before income taxes	2,937,354	3,036,594	264,384

Provision for income taxes, current	201,136	60,638	30,390

Net income	2,736,218	2,975,956	233,994

Dividends on preferred stock	(283,836)	(400,000)	(400,000)
Extinguishment of dividends on retired preferred stock	200,000	—	—

Net income (loss) available to common stockholders	$2,652,382	$2,575,956	$(166,006)

Basic income (loss) per common share	$0.12	$0.12	$(0.01)

Diluted income (loss) per common share	$0.11	$0.11	$(0.01)

Anti-dilutive stock options and warrants outstanding	1,379,036	1,584,704	4,698,717

Weighted average number of common shares outstanding — basic	22,860,683	20,643,139	19,230,869

Weighted average number of common shares outstanding — diluted	24,480,784	22,640,496	19,603,540

See notes to consolidated financial statements.

EASYLINK SERVICES INTERNATIONAL CORPORATION
Consolidated Statements of Changes in Stockholders’ Equity

	Preferred Stock				Common Stock				Additional		Total
	Series C		Series D		Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance — July 31, 2004	10,000	$100	250	$3	19,058,187	$190,582	—	$—	$95,143,356	$(85,899,800)	$9,434,241

Proceeds from exercise of employee stock options					34,300	343			41,932		42,275

Common stock issued for services related to 2004 private placement									(23,512)		(23,512)

Common stock issued to directors					85,666	856			121,020		121,876

Stock based compensation expense									508,992		508,992

Common stock issued as payment for dividends on preferred stock, net of tax					236,267	2,363			397,637		400,000

Forfeiture of cash related to options issued in acquisition of RTCI									23,878		23,878

Accrued dividends on preferred stock									(399,542)		(399,542)

Net income										233,994	233,994

Balance — July 31, 2005	10,000	$100	250	$3	19,414,420	$194,144	—	$—	$95,813,761	$(85,665,806)	$10,342,202

See notes to consolidated financial statements.

EASYLINK SERVICES INTERNATIONAL CORPORATION
Consolidated Statements of Changes in Stockholders’ Equity

	Preferred Stock				Common Stock				Additional		Total
	Series C		Series D		Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance — July 31, 2005	10,000	$100	250	$3	19,414,420	$194,144	—	$—	$95,813,761	$(85,665,806)	$10,342,202

Proceeds from exercise of employee stock options, net of cashless exercise of 305,596 options					478,220	4,783			727,638		732,421

Common stock issued related to the acquisition of Enable					686,324	6,863			2,625,876		2,632,739

Common stock issued to directors					29,998	300			86,700		87,000

Stock based compensation expense									631,005		631,005

Common stock issued as payment for dividends on preferred stock, net of tax					141,844	1,418			398,582		400,000

Forfeiture of cash related to options issued in acquisition of RTCI									20,962		20,962

Accrued dividends on preferred stock									(400,000)		(400,000)

Refund of withholding taxes on preferred stock dividend									60,000		60,000

Proceeds from exercise of warrants, net of cashless exercise of 19,717 warrants					1,963,095	19,631			3,078,212		3,097,843

Other					(957)	(10)			10		—

Net income										2,975,956	2,975,956

Balance — July 31, 2006	10,000	$100	250	$3	22,712,944	$227,129	—	$—	$103,042,746	$(82,689,850)	$20,580,128

See notes to consolidated financial statements.

EASYLINK SERVICES INTERNATIONAL CORPORATION
Consolidated Statements of Changes in Stockholders’ Equity

	Preferred Stock				Common Stock				Additional		Total
	Series C		Series D		Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance — July 31, 2006	10,000	$100	250	$3	22,712,944	$227,129	—	$—	$103,042,746	$(82,689,850)	$20,580,128

Proceeds from exercise of employee stock options					566,581	5,666			437,750		443,416

Common stock issued related to the acquisition of Enable					12,488	125			35,591		35,716

Reacquire common stock					(190,555)	(1,906)			(611,682)		(613,588)

Reacquire preferred stock	(5,000)	(50)							(2,261,363)		(2,261,413)

Stock based compensation expense									850,675		850,675

Common stock issued as payment for dividends on preferred stock, net of tax					65,398	654			199,346		200,000

Forfeiture of cash related to options issued in acquisition of RTCI									4,011		4,011

Accrued dividends on preferred stock									(283,836)		(283,836)

Extinguishment of dividends on retired preferred stock									200,000		200,000

Proceeds from exercise of warrants					96,200	962			246,602		247,564

Tax deduction for incentive stock options in excess of book expense									745		745

Net income										2,736,218	2,736,218

Balance — July 31, 2007	5,000	$50	250	$3	23,263,056	$232,630	—	$—	$101,860,585	$(79,953,632)	$22,139,636

See notes to consolidated financial statements.

EASYLINK SERVICES INTERNATIONAL CORPORATION
Consolidated Statements of Cash Flows

	Year Ended July 31,
	2007	2006	2005
Cash flows from operating activities:
Net income	$2,736,218	$2,975,956	$233,994
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,951,804	1,289,592	1,537,543
Bad debt expense	678,362	629,141	431,584
Non-cash interest expense	76,595	159,208	—
Loss on disposal of fixed assets	52	21,656	—
Gain on sale of patents	—	(783,750)	—
Non-cash charges for equity instruments issued for compensation and services	850,675	646,005	692,452
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(628,556)	278,257	(1,753,332)
Prepaid expenses and other assets	(118,766)	(1,416)	(28,529)
Accounts payable	(47,050)	222,309	(297,606)
Accrued expenses	567,000	(962,113)	320,465
Deferred revenue	(33,718)	(190,640)	19,371
Lease liability from acquisition	(239,741)	(747,847)	(325,806)
Other liabilities	28,029	(177,625)	(275,861)

Net cash provided by operating activities	5,820,904	3,358,733	554,275

Cash flows from investing activities:
Payment for purchase of acquisitions, net of cash acquired	(300,000)	(4,413,372)	208,605
Additional costs of previous acquisition	(20,552)	(65,000)	(121,296)
Purchases of property and equipment	(395,449)	(549,046)	(415,431)
Purchase of EasyLink stock	(13,223,184)	—
Payment for transaction costs of EasyLink acquisition	(1,039,076)	—
Proceeds from sale of patents	—	783,750	—
Proceeds from sales of property and equipment	—	4,064	—

Net cash used in investing activities	(14,978,261)	(4,239,604)	(328,122)

Cash flows from financing activities:
Proceeds from issuance of notes payable	10,000,000	—	—
Proceeds from exercise of warrants	247,564	3,097,843	—
Proceeds from exercise of employee stock options	443,416	732,421	42,275
Payment to reacquire class A common stock	(613,587)	—	—
Payment to reacquire series C preferred stock	(2,261,413)	—
Payment to obtain financing for EasyLink acquisition	(203,200)	—
Refund of withholding taxes on preferred stock dividends	—	60,000	—
Common stock issued for services related to 2004 private placement	—	—	(23,512)
Payments of capital lease obligations	—	(3,645)	(51,554)

Net cash provided by (used in) financing activities	7,612,780	3,886,619	(32,791)

Net increase (decrease) in cash and cash equivalents	(1,544,577)	3,005,748	193,362
Cash and cash equivalents, beginning of year	6,988,753	3,983,005	3,789,643

Cash and cash equivalents, end of year	$5,444,176	$6,988,753	$3,983,005

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$257	$4,569
Cash paid for income taxes	$263,997	$113,750	$—
See notes to consolidated financial statements.

EASYLINK SERVICES INTERNATIONAL CORPORATION
Notes to Consolidated Financial Statements
1. ORGANIZATION AND NATURE OF BUSINESS
EasyLink Services International Corporation (“EasyLink” or the “Company”, formerly named Internet Commerce Corporation) provides Internet-based services for the e-commerce business-to-business communication services market. The Company’s global Internet-based value added network, or VAN, provides supply chain connectivity solutions for electronic data interchange, or EDI, and offers users a vehicle to securely send and receive files of any format and size.
The Company operates the business within two segments, the Electronic Commerce Solutions (“EC Solutions”) segment and the Electronic Commerce Services (“EC Services”) segment. Within the EC Solutions segment, the Company’s VAN system uses the Internet and proprietary technology to deliver customers’ electronic forms, documents and data files to members of their trading communities, many of which have incompatible systems, by translating the documents and data files into any format required by the receiver. The system can be accessed using a standard Web browser or multiple other communications protocols. The EC Solutions segment also provides hosted and web-enabled applications and desktop software in order to streamline document trading between partners.
The Company’s EC Services segment includes the Electronic Commerce service bureau (“EC service bureau”), which provides EDI services to small and mid-sized companies on an outsourced basis. The EC service bureau’s services include the conversion of electronic forms into hard copies and the conversion of hard copies to an EDI format. The EC service bureau also provides Universal Product Code (“UPC”) services and maintains UPC catalogs for its customers. The Company also provides complete Electronic Commerce outsourcing (“EC outsourcing”) services to manage the day-to-day operations of a company’s EDI functions as well as professional services for custom enhancements and mapping services.
2. SIGNIFICANT ACCOUNTING POLICIES AND PROCEDURES
Principles of consolidation:
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.
Reclassifications:
Certain prior year balances have been reclassified to conform to the current year presentation.
In fiscal year 2007, management realigned its reportable segments to better manage its service and product lines. As such, the following reclassifications have been made to the 2006 and 2005 consolidated statements of operations to better reflect comparability between the years represented. Sales and marketing expenses were reduced by $254,000 and $98,000 in 2006 and 2005, respectively, to reclass acquisition related amortization to cost of services and by $48,000 in 2005 to reclass rent to cost of services. General and administrative expenses were reduced by $188,000 and $187,000 in 2006 and 2005 respectively, to reclass rent to cost of services and by $225,000 and $13,000 in 2006 and 2005, respectively, to reclass acquisition related amortization to cost of services. The below table summarizes the reclassifications:

	July 31, 2006
	Previously	Amortization	Rent	July 31, 2006
	reported	Reclassification	Reclassification	Reclassified

Cost of services	$6,780,232	$479,000	$188,000	$7,447,232
Sales and marketing	2,107,949	(254,000)	—	1,853,949
General and administrative	8,096,708	(225,000)	(188,000)	7,683,708

	July 31, 2005
	Previously	Amortization	Rent	July 31, 2005
	reported	Reclassification	Reclassification	Reclassified

Cost of services	$6,046,593	$111,000	$235,000	$6,392,593
Sales and marketing	2,672,627	(98,000)	(48,000)	2,526,627
General and administrative	6,903,360	(13,000)	(187,000)	6,703,360

EASYLINK SERVICES INTERNATIONAL CORPORATION
Notes to Consolidated Financial Statements
2. SIGNIFICANT ACCOUNTING POLICIES AND PROCEDURES (CONT’D)
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
Revenue recognition:
The Company derives revenue from subscriptions to its VAN service, which includes transaction, monthly fees and fax transmission fees. The subscription fees are comprised of both fixed and usage-based fees. Fixed subscription fees are recognized on a pro-rata basis over the subscription period, generally three to six months. Usage fees are recognized in the period the services are rendered. The Company also derives revenue through implementation fees, interconnection fees and by providing data mapping services to its customers. Implementation fees are recognized over the life of the subscription period. Interconnection fees are fees charged to connect to another VAN service and are recognized when the data is transmitted to the connected service. Revenue from data mapping services is recognized when the map has been completed and delivered to the customer.
The Company also derives revenue from software licensing and provides software maintenance and support. Revenue from EDI services and UPC services is recognized when the services are provided. The Company accounts for its EDI software license sales in accordance with the American Institute of Certified Public Accountants Statement of Position 97-2, “Software Revenue Recognition,” as amended (“SOP 97-2”). Revenue from software licenses is recognized when all of the following conditions are met: (1) a non-cancelable, non-contingent license agreement has been signed; (2) the software product has been delivered; (3) the price of the software is fixed or determinable; and (4) collection of the resulting receivable is probable. Revenue from software maintenance and support contracts is recognized ratably over the life of the contract.
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
Revenue from professional service contracts are recognized using the percentage-of-completion method of accounting, as prescribed by SOP 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” The percentage of completion for each contract is determined based on the ratio of direct labor hours incurred to total estimated direct labor hours required to complete the contract. The Company may periodically encounter revisions in estimated costs and other factors that may lead to a change in the estimated profitability of a fixed-price contract. In such circumstances, adjustments to cost and profitability estimates are made in the period in which the underlying factors requiring such revisions become known. If such revisions indicate a loss on a contract, the entire loss is recorded at such time. Amounts billed in advance of services being performed are recorded as deferred revenue. Certain fixed-fee contracts may have substantive customer acceptance provisions. The acceptance terms generally include a single review and revision cycle for each deliverable to incorporate the customer’s suggested or required modifications. Deliverables are considered accepted upon completion of the review and revision cycle and revenue is recognized upon that acceptance. The revenue calculated under the percentage of completion method was not significant in any of the years reported.
The Company also derives revenue from its EC services bureau. EC services bureau revenue is comprised of EDI services, including data translation services, purchase order and invoice processing from EDI-to-print and print-to-EDI and UPC services, including UPC number generation, UPC catalog maintenance and UPC label printing. Other service revenue is recognized at the time the service is performed.

EASYLINK SERVICES INTERNATIONAL CORPORATION
Notes to Consolidated Financial Statements
2. SIGNIFICANT ACCOUNTING POLICIES AND PROCEDURES (CONT’D)
Deferred revenue:
Deferred revenue is comprised of deferrals for subscription fees, professional services and license and maintenance revenue associated with contracts for which amounts have been received in advance of services to be performed or prior to the shipment of software.
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
Equity accounting for investments
Investments in the voting stock of non-affiliated corporations (“investee”) that exceed 20% or more of the total voting stock outstanding are accounted for by the Company under the equity method as per Accounting Principles Board Opinion 18 (“APB 18”). Under APB 18, the Company recognizes its share of the earnings or losses of an investee in the periods for which they are reported by the investee in its financial statements rather than in the period in which an investee declares a dividend. The Company adjusts the carrying amount of an investment for its share of the earnings or losses of the investee subsequent to the date of investment and reports the recognized earnings or losses in income. Dividends received from an investee reduce the carrying amount of the investment.
As of July 31, 2007, the Company had invested in 2,293,515 shares of the voting common stock of EasyLink Services Corporation (“ESC”) that represented 20.79% of the total outstanding voting common stock of ESC as of that date. The total dollar investment in ESC made by the Company was $13,223,184. The total market value of the ESC common stock on July 31, 2007 was $13,073,036. Outstanding options and restricted shares for ESC common stock totaled 910,677 as of July 31, 2007 and if vested and exercised would reduce the Company’s holdings below 20% eliminating the equity method of accounting for the ESC investment. The following table presents summarized combined financial information for ESC, our only 50 percent or less owned investment, as of July 31, 2007. See Note 17 Subsequent Events.

(In thousands) Unaudited
Revenues	$4,205
Operating income	411
Net income	322

Current assets	$16,988
Non-current assets	20,191
Current liabilities	16,289
Non-current liabilities	762
Stockholders’ equity	20,128
Note: Income and expense items are from July 10, 2007, the date the stock was purchased, to July 31, 2007. Balance sheet accounts are as of July 31, 2007.
Deferred Acquisition Costs
As of July 31, 2007, $1,039,076 of costs incurred by the Company in relation to the acquisition of ESC were deferred and noted on the balance sheet. As disclosed in Note 17 Subsequent Events, the ESC acquisition was completed on August 20, 2007 and these deferred costs were included in the purchase price in determining the total cost of the merger.

EASYLINK SERVICES INTERNATIONAL CORPORATION
Notes to Consolidated Financial Statements
2. SIGNIFICANT ACCOUNTING POLICIES AND PROCEDURES (CONT’D)
Fair value of financial instruments:
The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, restricted time deposits, accounts payable, accrued expenses, notes payable, and other liabilities excluding deferred revenue, approximate fair value due to their short maturities.
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
Earnings per share of common stock:
The Company calculates its earnings per share (“EPS”) under the provisions of Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“SFAS 128”). SFAS 128 requires dual presentation of “basic” and “diluted” earnings per share on the face of the statement of operations. In accordance with SFAS 128, basic earnings per common share is computed by dividing the net income attributable to common stockholders by the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share is calculated by dividing net income attributable to common stockholders by the weighted average number of shares of common stock outstanding and all dilutive potential common shares that were outstanding during the period.
The following data show the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock:

	For the year ended July 31, 2007
			Per Share
	Income	Shares	Amount
Net income	$2,736,218
Less: Series C preferred dividends	(283,836)
Plus: Extinguishment of dividends on retired Preferred stock	200,000

Basic EPS
Income available to common stockholders	2,652,382	22,860,683	$0.12

Effect of Dilutive Securities
Warrants	—	223,077
Stock options	—	980,903
Series D preferred stock	—	192,307
Series C preferred stock	83,836	223,814

Diluted EPS
Income available to common stockholders	$2,736,218	24,480,784	$0.11

Options and warrants of 1,379,036 were not included in computing diluted EPS because their effects were antidilutive.

EASYLINK SERVICES INTERNATIONAL CORPORATION
Notes to Consolidated Financial Statements
2. SIGNIFICANT ACCOUNTING POLICIES AND PROCEDURES (CONT’D)

	For the year ended July 31, 2006
			Per Share
	Income	Shares	Amount
Net income	$2,975,956
Less: Series C preferred dividends	(400,000)

Basic EPS
Income available to common stockholders	$2,575,956	20,643,139	$0.12

Effect of Dilutive Securities
Warrants	—	240,992
Stock options	—	1,564,058
Series D preferred stock	—	192,307

Diluted EPS
Income available to common stockholders	$2,575,956	22,640,496	$0.11

Options and warrants of 1,137,076 were not included in computing diluted EPS nor were series C preferred convertible shares of 447,628 because their effects were antidilutive.

	For the year ended July 31, 2005
			Per Share
	Income	Shares	Amount
Net income	$233,994
Less: Series C preferred dividends	(400,000)

Basic EPS
Loss available to common stockholders	$(166,006)	19,230,869	$(0.01)

Effect of Dilutive Securities
Warrants	—	77,545
Stock options	—	295,126

Diluted EPS
Income available to common stockholders	$(166,006)	19,603,540	$(0.01)

Options and warrants of 4,698,717 were not included in computing diluted EPS nor were series C preferred convertible shares of 447,628 because their effects were antidilutive.
Software development costs:
The Company capitalizes software development costs under the provisions of Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”). The Company capitalizes the costs of acquiring, developing and testing software to meet the Company’s internal needs. Under the provisions of SOP 98-1, the Company capitalizes costs associated with software developed or obtained for internal use when both the preliminary project stage is completed and management has authorized further funding for the project which it deems probable will be completed and used to perform the function intended. Capitalized costs include only

EASYLINK SERVICES INTERNATIONAL CORPORATION
Notes to Consolidated Financial Statements
2. SIGNIFICANT ACCOUNTING POLICIES AND PROCEDURES (CONT’D)
(1) external direct costs of materials and services consumed in developing or obtaining internal-use software, (2) payroll and payroll-related costs for employees who are directly associated with and devote time to the internal-use software project and (3) interest costs incurred while developing internal-use software. Capitalization of such costs ceases no later than the point at which the project is substantially complete and ready for its intended use. Software development costs are amortized using a straight-line method over a three-year period. Accumulated amortization of software development costs included in internally developed systems was $1,382,741, $537,230, and $193,642 at July 31, 2007, 2006 and 2005, respectively. No amounts were capitalized in the fiscal years ended July 31, 2007, 2006 and 2005, except for 2007 amounts related to the acquisition of Stewart Technical Services.
Stock-based compensation:
In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment"(“SFAS 123R”), which revises Statement of Financial Accounting Standards No. 123 (“SFAS 123”) and supersedes Accounting Principles Board Opinion No. 25 (“APB 25”). SFAS 123R requires companies to record in the financial statements all share-based payments to employees, including grants of stock options, based on the fair-value of the grant date of the stock. The Company adopted SFAS 123R on August 1, 2005. In January 2004, the Company had adopted the fair value provisions of SFAS 123, which are now required by SFAS 123R. Pursuant to the transition provisions of SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS 148”), the Company had elected the prospective method and applied the fair value method of accounting to all equity instruments issued to employees on or after August 1, 2003. The fair value method is not applied to stock option awards granted in fiscal years prior to the fiscal year ended July 31, 2004. Such awards will continue to be accounted for under the intrinsic value method pursuant to Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), except to the extent that prior years’ awards are modified subsequent to August 1, 2003. Option awards granted prior to August 1, 2003 that have not been modified or settled continue to be accounted for under the intrinsic value method of APB 25. Therefore, the cost related to stock-based employee compensation included in the determination of the net income for the fiscal year ended July 31, 2005 is less than that which would have been recognized if the fair value based method had been applied to all awards since their date of grant.
The following table illustrates the effect on net income (loss) and net income (loss) per common share if the fair value based method had been applied to all outstanding and unvested awards in each period.

	2007	2006	2005

Net income (loss), as reported	$2,736,218	$2,575,956	$(166,006)

Add: Stock-based employee compensation expense included in reported net income (loss)	850,675	631,005	508,992

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(850,675)	(631,005)	(512,557)

Pro forma net income (loss)	$2,736,218	$2,575,956	$(169,571)

Basic income (loss) per common share:
As reported	$0.12	$0.12	$(0.01)
Pro forma	$0.12	$0.12	$(0.01)
Diluted income (loss) per common share:
As reported	$0.11	$0.11	$(0.01)
Pro forma	$0.11	$0.11	$(0.01)
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

EASYLINK SERVICES INTERNATIONAL CORPORATION
Notes to Consolidated Financial Statements
2. SIGNIFICANT ACCOUNTING POLICIES AND PROCEDURES (CONT’D)
Goodwill:
Goodwill consists of the excess of the purchase price over the fair value of identifiable net assets of businesses acquired. In accordance with SFAS 142, goodwill is no longer required to be amortized; instead, goodwill is to be evaluated for impairment at least annually and whenever events or circumstances indicate impairment may have occurred. The assessment requires the comparison of the fair value of each of the Company’s reporting units to the carrying value of its respective net assets, including allocated goodwill. If the carrying value of the reporting unit exceeds its fair value, the Company must perform a second test to measure the amount of impairment. The second step of the goodwill impairment test compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. The Company allocates the fair value of a reporting unit to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss would be recognized by the Company in an amount equal to that excess (see Note 4). The Company performs its annual goodwill impairment test as of August 1.
Recent accounting pronouncements:
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
In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements”. SAB No. 108 provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of assessing materiality. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The Company adopted SAB No. 108 and the adoption had no impact on its financial statements ending July 31, 2007.
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
3. ACQUISITIONS
STEWART TECHNICAL SERVICES
On January 31, 2007, the Company completed the acquisition of certain assets of Stewart Technical Services, Inc. (“STS”). STS provides EDI services and software and is included in our EC Solutions segment. In accordance with the Asset Purchase Agreement (“Agreement”), the Company paid $300,000 upon close and has a contingent payment of up to an additional one times revenue for the first year’s revenue less the $300,000 payment made at closing. Additionally, if the first year’s revenues are less than $400,000, then no additional earn-out will be paid. The Company received fixed assets of $5,000, and intangible assets of approximately $288,000, which are comprised of internally developed software of $188,000 and customer relationships of $100,000. It also recorded net other assets of $27,000, which included accounts receivable of $44,000. Under the Agreement, the Company also recorded a liability of $15,000 for transition costs. The fixed assets are estimated to have a useful life of three years and customer relationships and internally developed software are estimated to have useful lives of five and four years, respectively. No pro forma information regarding revenue and income is provided as the effect of the acquisition on the consolidated financial statements is not material. Acquired intangible assets are deductible for tax purposes.

EASYLINK SERVICES INTERNATIONAL CORPORATION
Notes to Consolidated Financial Statements
3. ACQUISITIONS (CONT’D)
ENABLE
On May 9, 2006, the Company acquired all of the outstanding shares of Enable Corp. (“Enable”), a privately held corporation with offices in New York City that provides trading community portals, web based EDI trading tools, and EDI professional services to a variety of industries. Under the terms of the Share Purchase Agreement, the Company paid $4.2 million in cash and issued 686,324 shares of its class A common stock valued at approximately $2.6 million. The Company issued an additional 12,488 shares of its class A common stock valued at approximately $36,000 on May 9, 2007 (the “Shortfall Stock”) as required under the terms of the Share Purchase Agreement.
The following table sets forth the components of the purchase price for Enable as of July 31, 2007.

Cash on closing	$4,203,000
EasyLink class A common stock issued	2,668,455
Transaction costs	436,759

Total purchase price	$7,308,214

The following table provides the estimated fair value of assets acquired and liabilities assumed in the Enable acquisition:

Cash	$991,747
Accounts receivable	585,003
Restricted cash	15,000
Other assets	14,975
Fixed assets	246,520
Intangible assets — acquired technology	1,775,000
Intangible assets — trade names	250,000
Intangible assets — customer relationships	1,500,000
Liabilities	(478,849)

Fair value of net assets acquired	$4,899,396

Goodwill	$2,408,818

Total purchase price	$7,308,214

The recorded fixed assets are estimated to have a life of two to three years. The acquired technology intangibles are estimated to have a life between one and four years, and the customer relationship and trade names intangibles are estimated to have a life of seven years. We recorded $2,409,000 in goodwill resulting from the Enable acquisition. Revenue from the Enable acquisition includes hosting and transaction fees, administrative fees and professional services, which are part of our EC Solutions segment. Goodwill and intangible assets are deductible for tax purposes.
Enable Pro Forma Financial Information
The following unaudited pro forma summary financial information presents the consolidated results of operations of the Company as if the acquisition of Enable had occurred on August 1, 2005. The pro forma results are shown for illustrative purposes only and do not purport to be indicative of the results that would have been reported if the acquisition had occurred on the date indicated or indicative of the results which may occur in the future. The results of operations of Enable are consolidated with the results of operations of the Company subsequent to the acquisition date.

EASYLINK SERVICES INTERNATIONAL CORPORATION
Notes to Consolidated Financial Statements
3. ACQUISITIONS (CONT’D)

July 31, 2006
Revenues	$22,857,358
Net income	$1,901,067
Basic income per common share	$0.09
Diluted income per common share	$0.08
The acquisition of Enable was made to strengthen the Company’s web based trading technology offering and customer base.
KODIAK
On November 1, 2005, the Company acquired the outstanding share of The Kodiak Group, Inc. (“Kodiak”), a privately held company delivering EDI outsourcing and global data synchronization services to blue chip customers in a variety of industries. Under the terms of the Share Purchase Agreement, the Company paid $1.0 million in cash on close, will pay an additional $1.0 million in cash should the Kodiak operations generate revenue of no less than $3.0 million over the first twelve months following the acquisition, and up to an additional $0.5 million on a pro-rated basis should the Kodiak operations generate between $3.25 and $4.0 million in revenue over the first twelve months following the acquisition. For that period, the Kodiak operations did not achieve the revenue goal of $3.0 million. Therefore, the Company has no additional payment obligations. The Company based its allocation of the purchase price on the assumption that the sellers of Kodiak would not receive any of the additional payments outlined above.

Cash on closing	$1,000,000
Transaction costs	53,942

Total purchase price	$1,053,942

The following table provides the estimated fair value of assets acquired and liabilities assumed in the Kodiak acquisition:

Cash	$167,323
Accounts receivable	358,168
Other assets	61,252
Fixed assets	109,597
Intangible assets — customer relationships	425,947
Liabilities	(68,345)

Total purchase price	$1,053,942

The recorded fixed assets are estimated to have a life of two years and the customer relationship intangible is estimated to have a life of five years. Revenue from the Kodiak acquisition includes EDI outsourcing , professional services and mapping revenue, which is included in the EC Services segment. There was no goodwill recorded as a result of this acquisition. The results of operations of Kodiak are consolidated with the results of operations of the Company subsequent to the acquisition date. The acquisition of Kodiak was made to enhance the Company’s professional services offerings as well as expand the Company’s customer base. Acquired intangible assets are deductible for tax purposes.

EASYLINK SERVICES INTERNATIONAL CORPORATION
Notes to Consolidated Financial Statements
3. ACQUISITIONS (CONT’D)
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
At the date of acquisition, the intangible assets of MEC consisted of its customer relationships, valued at $737,000.
The following table sets forth the components of the purchase price for MEC as of March 17, 2005:

Assumption of lease	$2,267,734
Transaction costs	87,746

Total purchase price	$2,355,480

The following table provides the estimated fair value of assets acquired and liabilities assumed in the MEC acquisition:

Cash	$231,351
Restricted cash	420,122
Fixed assets	209,623
Intangible assets — customer relationships	736,739
Liabilities	(466,056)

Fair value of net assets acquired	1,131,779

Goodwill	$1,223,701

Total purchase price	$2,355,480

The acquisition of MEC was completed in order to strengthen the Company’s EC Services segment and to acquire approximately 1,500 new customers. The purchase price was composed of the assumption of liabilities, primarily the assumption of an unfavorable lease. As a service business, the MEC acquisition had little in the way of hard assets resulting in a purchase price allocation for intangibles composed primarily of goodwill.

EASYLINK SERVICES INTERNATIONAL CORPORATION
Notes to Consolidated Financial Statements
4. GOODWILL AND ACQUIRED INTANGIBLE ASSETS
Intangible assets are summarized as follows:

	Weighted
	average
	amortization	July 31,
	period (years)	2007	2006
Mapping technology	5	$4,780,000	$4,780,000
Purchased customer relationships	6	2,978,789	2,878,592
Internally developed systems	4	2,840,159	2,651,870
Tradenames	7	250,000	250,000

Intangible assets, gross		10,848,948	10,560,462

Less accumulated amortization:
Mapping technology		(4,780,000)	(4,780,000)
Purchased customer relationships		(905,354)	(405,325)
Internally developed systems		(1,382,742)	(537,230)
Tradenames		(43,849)	(8,135)

Accumulated amortization		(7,111,945)	(5,730,690)

Intangible assets, net		$3,737,003	$4,829,772

As part of the purchase of STS during 2007, the Company acquired intangible assets of $288,000. Of that amount, $188,000 was assigned to internally developed systems and $100,000 to customer relationships and will be amortized over their expected useful lives of five and four years, respectively.
At July 31, 2007 and 2006, mapping technology was related entirely to the RTCI acquisition and was fully amortized at July 31, 2006. As of July 31, 2007, internally developed systems were related to the Electronic Commerce Systems (“ECS”), Enable, and STS acquisitions, while at July 31, 2006, the balance represented systems acquired from the ECS and Enable acquisitions.
At July 31, 2007, intangible assets included customer relationships acquired from the ECS, MEC, Kodiak, Enable, and STS acquisitions, while at July 31, 2006, the balance only represented customer relationships acquired from the ECS, MEC, Kodiak, and Enable acquisitions. Tradenames as of July 31, 2007 and 2006 were related entirely to the Enable acquisition.
The Company did not have any indefinite lived intangible assets that were not subject to amortization as of July 31, 2007 and 2006. Intangible assets are reviewed for potential impairment whenever events or circumstances indicate that carrying amounts may not be recoverable. The aggregate amortization expense for intangible assets was $1,381,000, $893,000 and $1,229,000 for the years ended July 31, 2007, 2006 and 2005, respectively.
As of July 31, 2007, estimated amortization expense for intangible assets for the remaining life of those assets are as follows:

Fiscal Year	Estimated Amortization Expense
2008	$1,114,390
2009	$1,091,624
2010	$762,700
2011	$315,214
2012	$260,019
2013	$193,056

EASYLINK SERVICES INTERNATIONAL CORPORATION
Notes to Consolidated Financial Statements
4. GOODWILL AND ACQUIRED INTANGIBLE ASSETS (CONT’D)
The changes in the carrying amount of goodwill for the years ended July 31, 2007 and 2006 are as follows:

	EC Solutions	EC Services	Total
Balance at July 31, 2005	$26,132	$3,816,403	$3,842,535
Acquired goodwill	2,264,097	41,700	2,305,797

Balance at July 31, 2006	$2,290,229	$3,858,103	$6,148,332
Acquired goodwill	144,722	—	144,722

Balance at July 31, 2007	$2,434,951	$3,858,103	$6,293,054

The goodwill of all reporting units is tested annually for impairment as of August 1.
5. PROPERTY AND EQUIPMENT
Property and equipment consists of the following:

	Estimated
	Useful Lives	July 31,
	(Years)	2007	2006
Computers and office equipment	3	$4,787,261	$4,898,756
Furniture and fixtures	7	350,310	442,459
Purchased software	3	1,383,713	1,262,640
Leasehold improvements	Various	317,186	331,728

		6,838,470	6,935,583

Less accumulated depreciation and amortization		(5,894,634)	(5,821,882)

		$943,836	$1,113,701

Depreciation and amortization expense related to property and equipment was approximately $571,000, $396,000 and $291,000 for the years ended July 31, 2007, 2006 and 2005, respectively. As of July 31, 2007 and 2006, property and equipment acquired under capital leases had a cost basis of $419,921 and $410,921, respectively, and accumulated amortization of $419,921 and $416,276, respectively.
6. GAIN ON SALE OF PATENTS
On June 12, 2006, the Company sold four outstanding patents and related patent applications of same relating to information security technology to Harmony Logic Systems LLC (“Purchaser”). These patents were not being used in the Company’s services offerings and were considered immaterial to business operations. The Purchaser paid the Company $825,000 in cash in consideration for the assignment of these patents and granted us a royalty-free, irrevocable worldwide license for the patents. In addition, the Company may receive a royalty of 10% of the net consideration from the licensing of the patents, if any. Costs related to the sale of the patents were $41,250, resulting in a net gain on the sale of $783,750. The Company received no royalty payments in the fiscal 2007 and 2006 years.

EASYLINK SERVICES INTERNATIONAL CORPORATION
Notes to Consolidated Financial Statements
7. ACCRUED EXPENSES
Accrued expenses consist of the following:

	July 31,
	2007	2006
Employee compensation and severance	$567,400	$134,834
Royalties	45,063	57,204
Vacation	168,083	147,889
Professional fees	172,998	10,000
Medical benefit premiums	83,820	106,006
Interest	68,750	—
Other	46,660	118,850

	$1,152,774	$574,783

8. STOCKHOLDERS’ EQUITY
Class A Common Stock:
Holders of class A common stock are entitled to one vote per share on all matters to be voted on by common stockholders. Subject to the preferences of the preferred stock, the holders of class A common stock are entitled to a proportional distribution of any dividends that may be declared by the Board of Directors, provided that if any distributions are made to holders of class A common stock, identical per-share distributions must be made to the holders of class B common stock, even if the distributions are in class A common stock. In the event of liquidation, dissolution or winding up of EasyLink, the holders of class A common stock are entitled to share equally with holders of class B common stock in all assets remaining after liabilities and amounts due to holders of preferred stock have been paid in full or set aside. Class A common stock has no preemptive, redemption or conversion rights. The rights of holders of common stock are subject to, and may be adversely affected by, the rights of the holders of series C preferred stock, series D preferred stock or any other series of preferred stock the Company may designate in the future.
Class B Common Stock:
Class B common stock is convertible into class A common stock on a one-for-one basis both upon the request of the holder of the class B common stock or automatically upon transfer of the class B common stock to a stockholder that did not hold any class B common stock before the transfer. Class B common stock is entitled to six votes per share, but in all other respects each share of class B common stock is identical to a share of class A common stock. There were no shares of class B common stock outstanding as of July 31, 2007 and 2006.
Series C Preferred Stock:
Each share of series C preferred stock is convertible, at the option of the holder, into 44.76 shares of class A common stock, subject to certain customary anti-dilution adjustments. On any matter presented to stockholders, series C preferred stock is entitled to the number of votes per share equal to the number of whole shares of class A common stock into which such share of series C preferred stock is convertible on the record date for the determination of stockholders that are entitled to vote on that matter.
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

EASYLINK SERVICES INTERNATIONAL CORPORATION
Notes to Consolidated Financial Statements
8. STOCKHOLDERS’ EQUITY (CONT’D)
The holders of the outstanding shares of series C preferred stock are entitled to receive a 4% per share annual cumulative dividend payable in cash or shares of common stock at the option of the Company. Each share of series C preferred stock is deemed to have a value of $1,000 and each share of common stock to be paid as a dividend shall be valued at the average of the Market Price (as defined by the certificate of designation of the series C convertible preferred stock) for ten consecutive trading days ending two days prior to the payment date. Dividends are payable on January 1 of each year. Dividends accrue and are cumulative on a daily basis, whether or not earned or declared. In January 2007, 2006 and 2005, the Company issued 65,398, 141,844 and 236,267 shares of class A common stock in payment of the dividends on series C preferred stock, respectively.
On December 14, 2006, two subsidiaries of 3V Capital LLC (3V Capital Fund Ltd. and Distressed/High Yield Trading Opportunities, Ltd. (collectively, the “3V Entities”)) acquired from Omega Liquidating Trust, the liquidating trust for the bankrupt Cable & Wireless USA, 10,000 shares of the series C preferred stock and 381,111 shares of the class A common stock of EasyLink. Thereafter, on December 20, 2006, EasyLink entered into a Stock Purchase Agreement with each of the 3V Entities, pursuant to which EasyLink reacquired a total of 5,000 shares of its series C preferred stock and 190,555 shares of its class A common stock for an aggregate purchase price of $2,875,000. Following this reacquisition of shares by EasyLink, the 3V Entities together continue to own the remaining 5,000 shares of EasyLink’s series C preferred stock and 190,556 shares of EasyLink’s class A common stock. The repurchased shares were retired during the second quarter of fiscal year 2007.
As of July 31, 2007 and 2006, the Company had accrued $116,164 and $232,329, respectively for dividends payable. The total liquidation value of series C preferred stock was $5,000,000 plus accrued dividends of $116,164 as of July 31, 2007.
Series D Preferred Stock:
Each share of series D preferred stock is convertible, at the option of the holder, into 769.23 shares of class A common stock, subject to certain customary anti-dilution adjustments.
Series D preferred stock is redeemable, in whole or in part, by the Company at the option of the Company at any time after April 30, 2005 if the price of class A common stock is greater than or equal to $2.60 per share for thirty consecutive trading days. The redemption price for each share of series D preferred stock is $1,000 plus any accrued and unpaid dividends. Series D preferred stock shall have preference as to assets over all other classes or series of common and preferred stock of the Company, except for series C preferred stock, in the event of any liquidation, dissolution, or winding up of the Company. In any liquidation, dissolution or winding up, the holders of series D preferred stock are entitled to receive an amount in cash equal to $1,000 per share plus any accrued and unpaid dividends before any distribution is made to holders of common and preferred stock, except for series C preferred stock.
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
Warrants:
As of July 31, 2007, the following warrants to purchase class A common stock were outstanding:

	Number of Shares		Exercise Price	Expiration Date
2004 Private Placement Warrants	650,022		$2.22	October 20, 2009
2004 Private Placement Commission Warrants	88,922	(a)	$2.22	October 20, 2009

Total number of Shares	738,944

(a)	Issued to the private placement agent in the 2004 private placement.

EASYLINK SERVICES INTERNATIONAL CORPORATION
Notes to Consolidated Financial Statements
8. STOCKHOLDERS’ EQUITY (CONT’D)
As of July 31, 2007 and 2006, there were 738,944 and 1,267,950 outstanding warrants, respectively. During the 2007 fiscal year, 25,000 2001 Private Placement Commission Warrants were exercised at a price of $3.58 and 71,200 2004 Private Placement Warrants were exercised at a price of $2.22. The fair market value of warrants issued for compensation and services has been recognized as an expense in the period in which the respective services were performed.
The following table summarizes the Company’s warrants outstanding as of July 31, 2007, 2006 and 2005, as well as changes during the years then ended:

	Year ended July 31,
	2007	2006	2005

Warrants outstanding at beginning of year	1,267,950	3,250,762	3,650,762
Granted	—	—	—
Forfeited/expired	(432,806)	—	(400,000)
Exercised	(96,200)	(1,982,812)	—

Warrants outstanding at end of year	738,944	1,267,950	3,250,762

Stock incentives:
The 2005 Stock Incentive Plan (the “2005 Plan”) was adopted by the Company in November 2005 and approved by the stockholders on January 4, 2006. The total shares of class A common stock subject to the 2005 Plan shall not exceed the sum of 2,000,000 shares plus any shares that were reserved and available for issuance under the Company’s retired Amended and Restated Stock Option Plan (the “Amended Plan”), as of the effective date of the 2005 Plan, which totaled 1,173,233 shares of class A common stock. The Board of Directors or its Compensation Committee may grant the following stock incentives under the 2005 Plan: stock options to purchase shares of class A common stock, including incentive stock options and non-qualified stock options; restricted stock awards; restricted stock units; and stock appreciation rights. Each of the above stock incentives will be evidenced by a stock incentive agreement in such form and with such terms and conditions as the Board of Directors or Compensation Committee may, pursuant to the provisions of the 2005 Plan, determine in their discretion. As of July 31, 2007, the only stock incentives outstanding under the 2005 Plan are stock options.
The weighted-average fair value at the date of grant for options granted during the fiscal years ended July 31, 2007, 2006 and 2005 was $1.82, $1.27 and $0.68 per share, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted-average assumptions:

	Year ended July 31,
	2007	2006	2005
Risk-free interest rate	4.55%	4.25%	3.21%
Expected lives	3	3	3
Expected volatility	77%	81%	79%
Expected dividend yield	0%	0%	0%

EASYLINK SERVICES INTERNATIONAL CORPORATION
Notes to Consolidated Financial Statements
8. STOCKHOLDERS’ EQUITY (CONT’D)
The following table summarizes the Company’s stock options outstanding as of July 31, 2007, 2006 and 2005, as well as changes during the years then ended:

	Year ended July 31,
(Shares in thousands)	2007		2006		2005
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Options outstanding at beginning of year	4,297.7	$4.69	4,958.6	$4.38	5,236.6	$4.51
Granted	597.5	$3.45	577.0	$2.31	526.5	$1.26
Forfeited/Expired	(382.1)	$2.67	(454.1)	$2.84	(770.2)	$3.25
Exercised	(566.6)	$0.78	(783.8)	$2.07	(34.3)	$1.23

Options outstanding at end of year	3,946.5	$5.26	4,297.7	$4.69	4,958.6	$4.38

Options exercisable at end of year	3,148.4	$5.84	3,522.9	$5.29	4,347.6	$4.78
The total intrinsic value, which is the difference between the market price when exercised and the option strike price, of stock options exercised was $1,208,425, $735,213, and $22,685 for the years ending July 31, 2007, July 31, 2006, and July 31, 2005, respectively. The total fair value, which is the number of shares times the price calculated using the Black-Scholes pricing model, of options vested was $627,201, $549,452, and $396,275 for the years ending July 31, 2007, July 31, 2006, and July 31, 2005, respectively.
As of July 31, 2007, the total compensation cost related to nonvested awards not yet recognized is $653,278. The weighted average period over which they are expected to be realized is 1.2 years.
The following table presents information relating to stock options outstanding as of July 31, 2007.

(Shares in thousands)		Options Outstanding			Options Exercisable
		Weighted-				Weighted-
		Average	Weighted-			Average	Weighted-
		Remaining	Average	Aggregate		Remaining	Average	Aggregate
Range of		Contractual	Exercise	Intrinsic		Contractual	Exercise	Intrinsic
Exercise Prices	Shares	Life (years)	Price	Value	Shares	Life (years)	Price	Value
0.26 - 0.96	500.0	6.7	$0.94	$957,000	500.0	6.7	$0.94	$957,000
1.01 - 1.40	353.8	5.3	$1.21	580,330	353.8	5.3	$1.21	580,330
1.53 - 2.00	583.0	6.6	$1.87	573,422	405.3	5.9	$1.86	401,022
2.26 - 2.57	600.0	5.4	$2.43	251,750	525.0	5.2	$2.42	225,500
2.65 - 2.84	713.2	5.9	$2.72	95,535	636.6	4.7	$2.71	87,869
2.85 - 3.90	644.0	8.5	$3.47	—	175.2	7.0	$3.44	—
4.00 - 5.13	100.0	3.5	$5.13	—	100.0	3.5	$5.13	—
12.00 - 12.54	302.5	1.9	$12.00	—	302.5	1.9	$12.00	—
40.00 - 40.00	50.0	1.9	$40.00	—	50.0	1.9	$40.00	—
60.00 - 60.00	50.0	1.9	$60.00	—	50.0	1.9	$60.00	—
80.00 - 80.00	50.0	1.9	$80.00	—	50.0	1.9	$80.00	—

	3,946.5	5.9	$5.26	$2,458,036	3,148.4	5.2	$5.84	$2,251,721

EASYLINK SERVICES INTERNATIONAL CORPORATION
Notes to Consolidated Financial Statements
8. STOCKHOLDERS’ EQUITY (CONT’D)
The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $2.85 as of July 31, 2007, which would have been received by the option holders had those option holders exercised their options as of that date. The Company had 2,781,542 options-shares available for grant under the Plan as of July 31, 2007.
Prior to November 1, 2005, each non-employee member of the Board of Directors received annual compensation of $25,000, which was payable quarterly in shares of class A common stock of the Company. The Company issued 0, 29,998 and 85,666 shares of class A common stock for the fiscal years ended July 31, 2007, 2006 and 2005, respectively, and recorded a non-cash compensation charge related to these shares of $0, $87,000 and $121,876 for the fiscal years ended July 31, 2007, 2006 and 2005, respectively. The shares were fully vested on issuance. The 29,998 shares of class A common stock issued in the fiscal year ended July 31, 2006 were related to four months of services provided in 2005 and services provided for the first quarter of fiscal year 2006. As of November 1, 2005, each non-employee member of the Board of Directors receives annual compensation of $36,000 for his current term of office and beginning January 1, 2007, each non-employee member of the Board of Directors was granted 7,500 options, which vest in increments of 25% at the beginning of each calendar quarter, as additional annual Board of Directors compensation. Each director may receive 2,500 additional options for participating in committees within the Board of Directors which vest in 25% increments at the beginning of each calendar quarter.
9. INCOME TAXES
The Company has net operating loss carryforwards for tax purposes of approximately $70.5 million as of July 31, 2007. These carryforwards expire from 2011 to 2025.
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
The Company’s effective tax rate varied from the statutory federal income tax rate as follows:

	For the year ended July 31,
	2007	2006	2005

Expected federal statutory rate	34.0%	34.0%	34.0%
Increase (decrease) in taxes resulting from:
Other permanent differences	4.4	(1.0)	2.6
State and local income taxes, net of federal effect	6.8	5.8	6.4
Prior year true ups	(18.1)	—	—
State net operating loss recognition	(29.0)	—	—
Increase (decrease) in valuation allowance	8.5	(36.8)	(31.5)

Effective tax rate	6.6%	2.0%	11.5%

EASYLINK SERVICES INTERNATIONAL CORPORATION
Notes to Consolidated Financial Statements
9. INCOME TAXES (CONT’D)
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and for tax reporting carryforwards. Significant components of the Company’s deferred tax assets, liabilities and the valuation allowance at July 31, 2007 and 2006 are as follows:

	July 31,
	2007	2006
Deferred tax assets:
Accruals and allowances	$250,078	$230,746
Prepaids and deferrals	90,999	62,322
Deferred rent	6,127	4,856
Inventory	14,000	4,000
Property and equipment	175,818	127,767
Amortization of purchased intangibles	102,552	—
Credit carryforwards	323,359	243,009
Capital loss carryforwards	—	100,036
Federal, state and local net operating loss carryforwards	29,070,640	29,327,701

	30,033,573	30,100,437
Deferred tax liabilities:
Amortization of purchased intangibles	—	(661,299)

Net deferred tax asset before valuation allowance	30,033,573	29,439,138

Valuation allowance	(30,033,573)	(29,439,138)

Net deferred tax asset	$—	$—

EASYLINK SERVICES INTERNATIONAL CORPORATION
Notes to Consolidated Financial Statements
10. SHORT TERM NOTES PAYABLE
Short term notes payable consist of the following at July 31, 2007:

York Select Unit Trust	$1,333,333
York Credit Opportunities Fund, L.P.	3,166,668
York Investment Limited	3,333,333
York Capital Management, L.P.	1,033,333
York Select, L.P.	1,133,333

Total short term notes payable (1)	$10,000,000

Notes payable bear interest at the prime rate and are convertible at the option of the holder into Series A Notes and Series B Notes to be issued upon the close of the EasyLink Services Corporation acquisition. (See Note 17. Subsequent Events for repayment terms, covenants, limitations, collateral, and additional disclosure.)
11. COMMITMENTS AND CONTINGENCIES
Obligations under operating leases:
The Company has non-cancelable operating lease commitments for office space and rents expiring on various dates through November 2010. Rent expense under these leases was approximately $708,000, $649,000, and $810,000 for the fiscal years ended July 31, 2007, 2006 and 2005, respectively. Certain leases contain escalation clauses for operating expenses.
As part of the MEC acquisition, the Company assumed a lease in New York, New York. The estimated present value of the net liability under this lease was recorded as part of the purchase price. Total rent payments under this lease were $1,021,000, $978,000 and $295,000 for the years ending July 31, 2007, 2006 and 2005, respectively. In January 2006, the Company entered into a sublease agreement for the remaining term of the lease through November 2010.
As of July 31, 2007, minimum future rental payments due under non-cancelable operating leases are as follows:

Fiscal Year	Amount
2008	$1,654,000
2009	$1,493,000
2010	$1,092,000
2011	$328,000
Total minimum future rental payments have not been reduced by $2,376,000 of sublease rentals to be received in the future under non-cancelable subleases as follows: 2008 $693,000, 2009 $710,000, 2010 $728,000, and 2011 $245,000.
Through July 31 2005, the Company leased office space in Norcross, Georgia from a company controlled by a member of the Board of Directors. During fiscal 2005, the Company paid $72,000 to the related party director under this lease.
Representations and Warranties:
As part of its standard license agreements, the Company agrees to indemnify its customers against liability if the Company’s products infringe a third party’s intellectual property rights. Historically, the Company has not incurred any significant costs related to performance under these indemnities. As of July 31, 2007, the Company was not subject to or aware of any potential significant litigation alleging that the Company’s products infringe the intellectual property rights of any third parties.

EASYLINK SERVICES INTERNATIONAL CORPORATION
Notes to Consolidated Financial Statements
11. COMMITMENTS AND CONTINGENCIES (CONT’D)
Letters of credit:
The Company has provided cash collateral for certificates of deposit in the aggregate amount of $417,000 at July 31, 2007 and 2006, which serve as security deposits for certain lease agreements. These amounts have been recorded as restricted cash in the Company’s consolidated balance sheets.
Separation Agreements:
In June 2004, the Company entered into a Separation Agreement with its former Chief Financial Officer which required the Company to pay $95,000, payable in semi-monthly installments of $7,917 commencing on June 30, 2004. $71,250 was paid in fiscal year 2005.
In February 2007, the Company entered into a Separation Agreement with its former Chief Operating Officer which required the Company to pay $102,500, payable in semi-monthly installments of $8,542 commencing on March 15, 2007. $85,417 was paid in fiscal year 2007.
12. CONCENTRATION OF CREDIT RISK AND REVENUES
Financial instruments that potentially subject the Company to concentration of credit risk primarily consist of cash and accounts receivable. The Company invests its excess cash in money market instruments with institutions of high credit quality. All accounts receivable are unsecured. The Company believes that any credit risk associated with receivables is minimal due to the number and creditworthiness of its customers. Receivables are stated at estimated net realizable value, which approximates fair value.
For the fiscal years ended July 31, 2007, 2006 and 2005, no single customer accounted for more than 10% of revenue. No single customer accounted for more than 10% of accounts receivable at July 31, 2007 and 2006.
Revenue by geographic region, based on customer location is as follows:

			Asia, Pacific
Year ended July 31,	North America	Europe	Rim & Other	Total
2007	$21,395,371	$136,802	$338,106	$21,870,279

2006	$19,574,918	$112,768	$83,409	$19,771,095

2005	$16,609,951	$48,510	$46,170	$16,704,631
13. DEFINED CONTRIBUTION PLAN
The Company maintains a 401(k) plan that covers substantially all the Company’s U.S. based employees. During the 2007 fiscal year, the Company approved an employer matching contribution program for all eligible 401(k) participants. The amount of expense related to the employer match for 2007 was approximately $46,000. There was no employer match expense for the years 2006 and 2005.
14. BUSINESS SEGMENT INFORMATION
The Company’s two reportable segments are:
Electronic Commerce Solutions (“EC Solutions”) segment, which includes VAN services, browser-based and hosted applications, and desktop software; and
Electronic Commerce Services (“EC Services”) segment, which is comprised of the EC service center, EC outsourcing, mapping and professional services.

EASYLINK SERVICES INTERNATIONAL CORPORATION
Notes to Consolidated Financial Statements
14. BUSINESS SEGMENT INFORMATION (CONT’D)
The Company changed its reportable segments as of August 1, 2006 to coincide with management’s realignment of the business operations to follow our service and product lines. The EC Solutions segment was formed to consolidate the services and products offered with direct or indirect connections to our VAN. The EC Services segment was formed to consolidate all of our professional, managed and outsourcing services. Specifically, professional service revenue and mapping revenue were moved from the old ICC.NET segment to the EC Services segment. Hosted applications and desktop software were moved to the EC Solutions segment from the old EC Service Bureau segment. The browser-based and hosted applications acquired from Enable were also added to the EC Solutions segment. In addition, the Company will no longer allocate 100% of its operating expenses to the reporting segments. Only those expenses that are directly related to the development and delivery of a reporting segment’s products and services will be allocated. The Company has restated the previous period’s reporting segments for comparability purposes between the periods.
The table below summarizes information about operations and long-lived assets as of and for the years ended July 31, 2007, 2006 and 2005:

	EC Solutions	EC Services	Corporate	Total
Year Ended — July 31, 2007
Revenues from external customers	$16,099,996	$5,770,283	$—	$21,870,279

Segment operating income	$9,715,140	$1,597,791	$—	$11,312,931

The following is a reconciliation of operating segment income to net income for the year ended July 31,2007:

Segment operating income				$11,312,931
Corporate expenses				(8,532,348)

Operating income				2,780,583
Other income (expense), net				156,771

Income before income taxes				2,937,354
Income tax expense				201,136

Net income				$2,736,218

Supplemental segment information:
Amortization and depreciation	$1,238,946	$547,650	$165,208	$1,951,804
Non-cash charges for stock-based compensation and services	144,402	9,695	696,578	850,675

As of July 31, 2007
Property and equipment, net	510,818	159,723	273,295	943,836
Acquired identified intangibles, net	2,400,858	1,336,145	—	3,737,003
Goodwill	2,434,951	3,858,103	—	6,293,054

Long-lived assets, net	$5,346,627	$5,353,971	$273,295	$10,973,893

Capital expenditures	$213,543	$67,226	$114,680	$395,449

EASYLINK SERVICES INTERNATIONAL CORPORATION
Notes to Consolidated Financial Statements
14. BUSINESS SEGMENT INFORMATION (CONT’D)

	EC Solutions	EC Services	Corporate	Total
Year Ended — July 31, 2006
Revenues from external customers	$13,325,047	$6,446,048	$—	$19,771,095

Segment operating income	$8,988,095	$2,503,381	$—	$11,491,476

The following is a reconciliation of operating segment income to net income for the year ended July 31,2006:

Segment operating income				$11,491,476
Corporate expenses				(9,337,944)

Operating income				2,153,532
Other income (expense), net				883,062

Income before income taxes				3,036,594
Income tax expense				60,638

Net income				$2,975,956

Supplemental segment information:
Amortization and depreciation	$438,713	$227,112	$623,767	$1,289,592
Non-cash charges for stock-based compensation and services	25,580	12,897	607,528	646,005

As of July 31, 2006
Property and equipment, net	623,883	145,632	344,186	1,113,701
Acquired identified intangibles, net	3,299,842	1,529,930	—	4,829,772
Goodwill	2,290,229	3,858,103	—	6,148,332

Long-lived assets, net	$6,213,954	$5,533,665	$344,186	$12,091,805

Capital expenditures	$274,523	$76,866	$197,657	$549,046

EASYLINK SERVICES INTERNATIONAL CORPORATION
Notes to Consolidated Financial Statements
14. BUSINESS SEGMENT INFORMATION (CONT’D)

	EC Solutions	EC Services	Corporate	Total
Year Ended — July 31, 2005
Revenues from external customers	$11,874,075	$4,830,556	$—	$16,704,631

Segment operating income	$6,860,653	$2,487,570	$—	$9,348,223

The following is a reconciliation of operating segment income to net income for the year ended July 31,2005:

Segment operating income				$9,348,223
Corporate expenses				(9,121,085)

Operating income				227,138
Other income (expense), net				37,246

Income before income taxes				264,384
Income tax expense				30,390

Net income				$233,994

Supplemental segment information:
Amortization and depreciation	$1,041,966	$343,645	$151,932	$1,537,543
Non-cash charges for stock-based compensation and services	—	—	692,452	692,452

As of July 31, 2005
Property and equipment, net	154,510	160,290	315,119	629,919
Acquired identified intangibles, net	239,000	1,533,757	—	1,772,757
Goodwill	26,132	3,816,403	—	3,842,535

Long-lived assets, net	$419,642	$5,510,450	$315,119	$6,245,211

Capital expenditures	$108,012	$99,703	$207,716	$415,431

EASYLINK SERVICES INTERNATIONAL CORPORATION
Notes to Consolidated Financial Statements
15. SUPPLEMENTAL NON-CASH DISCLOSURES TO STATEMENTS OF CASH FLOWS
The Company had the following non-cash investing and financing activities:

	Year ended July 31,
	2007	2006	2005
Amounts related to business combinations:

Fair value of assets acquired, net of cash acquired	$315,000	$7,726,279	$2,548,486
Less:
Liabilities assumed	15,000	680,168	2,757,091
Fair value of equity instruments issued	—	2,632,739	—
Transaction costs accrued	—	—	—

	300,000	3,312,907	2,757,091

Net cash acquired from (paid for) acquisitions	$(300,000)	$(4,413,372)	$208,605

Issuance of common stock for dividends on preferred stock	$200,000	$400,000	$400,000
Issuance of common stock as additional purchase price of acquisition	$35,716	$—	$—
16. QUARTERLY INFORMATION (UNAUDITED)
The following unaudited quarterly financial information (in thousands, except for per share data) includes, in the Company’s opinion, all normal and recurring adjustments necessary to fairly state its consolidated results of operations and related information for the periods presented.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Year ended July 31, 2007
Revenues, net	$5,808	$5,302	$5,390	$5,370
Total costs and expenses	5,205	4,645	4,755	4,485

Operating income	603	657	635	885
Interest income (expense), net	39	63	51	4
Benefit (Provision) for income taxes	(67)	(17)	(135)	18

Net income	$575	$703	$551	$907

Basic income per common share	$0.02	$0.04	$0.02	$0.04

Diluted income per common share	$0.02	$0.03	$0.02	$0.04

Year ended July 31, 2006
Revenues, net	$5,018	$5,012	$4,535	$5,206
Total costs and expenses	4,278	4,615	4,053	4,671

Operating income	704	397	482	535
Interest income (expense), net	7	(32)	79	829
Benefit (Provision) for income taxes	(24)	7	(11)	(33)

Net income	$723	$372	$550	$1,331

Basic income per common share	$0.03	$0.01	$0.02	$0.06

Diluted income per common share	$0.03	$0.01	$0.02	$0.05

EASYLINK SERVICES INTERNATIONAL CORPORATION
Notes to Consolidated Financial Statements
17. SUBSEQUENT EVENTS
ACQUISITION OF EASYLINK SERVICES CORPORATION
On August 20, 2007, the Company completed its acquisition by merger of EasyLink Services Corporation (“ESC”) , which is now the Company’s wholly-owned subsidiary. Headquartered in Piscataway, New Jersey, ESC is a global provider of outsourced business process automation services that enable medium and large enterprises, including 60 of the Fortune 100, to improve productivity and competitiveness by transforming manual and paper-based business processes into efficient electronic business processes. ESC is integral to the movement of information, money, materials, products and people in the global economy, dramatically improving the flow of data and documents for mission-critical business processes such as client communications via invoices, statements and confirmations, insurance claims, purchasing, shipping and payments.
ESC’s business has traditionally operated along multiple segments, including VAN and EDI outsourcing operations, desktop to fax and fax to desktop offerings, corporate production and broadcast fax, telex operations and proprietary e-mail systems.
This acquisition process began on May 3, 2007 when the Company and one of its then existing wholly-owned subsidiaries, Jets Acquisition Sub, Inc. (the “Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) to acquire ESC. On August 20, 2007, pursuant to the Merger Agreement, the Merger Sub was merged with and into ESC, and ESC became the Company’s wholly-owned subsidiary (the “Merger”). Under the terms of the Merger Agreement, the Company paid $5.80 per share in cash in exchange for each share of class A common stock of ESC, for an aggregate purchase price of approximately $67 million.
At the effective time of the Merger, each outstanding share of ESC class A common stock, other than shares owned directly or indirectly by the Company or by ESC, shares subject to dissenter’s rights, or shares subject to vesting restrictions, was canceled and converted into the right to receive $5.80 per share in cash without interest (the “Merger Consideration”). In addition, all shares of ESC class A common stock held in ESC’s 401(k) plan were converted into the right to receive the Merger Consideration.
All options to acquire shares of ESC class A common stock held by non-employee directors with an exercise price per share less than the Merger Consideration vested immediately as of the effective time of the Merger, and holders of such options became entitled to receive an amount in cash equal to the excess of the Merger Consideration over the exercise price per share of ESC class A common stock. All other outstanding options that were not held by non-employee directors have been replaced by the Company with substitute options to purchase shares of its class A common stock. Each substitute option is subject to, and will vest and become exercisable in accordance with, comparable terms and conditions as the corresponding option that was in effect immediately prior to the closing of the Merger, except that each substitute option will be exercisable for that number of shares of class A common stock equal to the number of shares of ESC class A common stock subject to the option that was replaced multiplied by an Exchange Ratio (as defined in the Merger Agreement).
Grants of restricted shares of ESC class A common stock to certain executive officers were converted into restricted shares of our class A common stock equal to (i) the product of $5.80 per share and the number of shares of restricted stock held by each holder, (ii) divided by the volume weighted average price (as defined in the Merger Agreement) of our class A common stock. Each share of our restricted stock replacing ESC restricted stock is subject to the same vesting restrictions as applied to such restricted shares of ESC class A common stock immediately prior to the closing of the Merger.
Also on May 3, 2007, in order to finance the Merger, the Company entered into a Securities Purchase Agreement (as amended, the “Purchase Agreement”) with certain accredited institutional investors (the “Purchasers”) affiliated with York Capital Management (“York Capital”). On July 2, 2007, in order to secure immediate bridge financing for the Merger, the Company entered into an additional Securities Purchase Agreement with the Purchasers (the “Bridge Agreement”), pursuant to which the Purchasers purchased an aggregate of $10 million in principal amount of Senior Secured Convertible Notes (the “Bridge Notes) issued by EasyLink.
The Company merged with ESC to diversify its service offerings, increase its revenue and obtain a larger customer base in order for the Company to compete more effectively in the market place.

EASYLINK SERVICES INTERNATIONAL CORPORATION
Notes to Consolidated Financial Statements
17. SUBSEQUENT EVENTS (CONT’D)
On August 20, 2007, pursuant to the Purchase Agreement (as amended by an Amendment to the Securities Purchase Agreement dated August 20, 2007) and the Bridge Agreement, the Company issued to the Purchasers in a private placement Series A Senior Secured Convertible Notes (the “Series A Notes”), Series B Senior Secured Convertible Notes (the “Series B Notes”), warrants to purchase shares of its class A common stock (the “Warrants”) and additional investment rights to acquire additional notes on the same terms as the Series A Notes (the “Additional Investment Rights”) for an aggregate purchase price of $70,105,416. Pursuant to the terms and conditions set forth in the Purchase Agreement and the Bridge Agreement, the Purchasers purchased from the Company Series A Notes in an original aggregate principal amount of $30 million and Series B Notes in an original aggregate principal amount of $30 million. In addition, the Purchasers converted all of the Bridge Notes into equal portions of Series A Notes and Series B Notes in an original principal amount of $10 million plus accrued interest. The Series A Notes bear interest at the prime rate plus 75 basis points (0.75%) less an interest factor based on the performance of our class A common stock, and interest is payable either quarterly in arrears or annually in advance at the Company’s option. The Series B Notes bear interest at the prime rate plus 300 basis points (3.00%) less an interest factor based on the performance of the Company’s class A common stock, and interest is payable either quarterly in arrears or annually in advance at the Company’s option. Both the Series A and Series B Notes have terms of four years, are repayable in 30 equal monthly installments of principal beginning 18 months after issuance, and can be prepaid subject to a prepayment penalty of up to 25% and certain other conditions, provided that we must prepay a total of $5 million of the Series A Notes and $5 million of the Series B Notes prior to December 17, 2007, which prepayment will be subject only to a 12.5% prepayment penalty. In addition, prior to August 20, 2008, the Company has the right to prepay an additional $5 million of the Series B Notes from the proceeds of certain types of asset sales, which prepayment will be subject to a 12.5% prepayment penalty.
The Warrants entitle the Purchasers to acquire an aggregate of 4,156,448 shares of the Company’s class A common stock. The Warrants are exercisable at a price of $3.34 per share from the closing of the ESC merger until the fifth anniversary of the date a registration statement covering the resale of the shares issuable upon exercise of the Warrants is declared effective by the Securities and Exchange Commission (the “SEC”). The Additional Investment Rights entitle the Purchasers to purchase additional notes having terms similar to the Series A Notes in an aggregate principal amount up to $10,000,000.
Under the Purchase Agreement, the Company is subject to certain limitations, including limitations on its ability to incur additional debt or sell assets, make certain investments and acquisitions, grant liens and pay dividends and distributions. The Company is also subject to financial covenants on a quarterly basis, which include minimum requirements for recurring revenue, earnings before interest, taxes, depreciation and amortization (“EBITDA”) and the ratio of EBITDA to interest expense. The Purchase Agreement contains certain events of default (many of which are subject to applicable cure periods), including, among others, the failure to make payments when due, defaults under other contractual obligations, change of control and noncompliance with covenants.
In connection with the issuance and sale of the securities pursuant to the Purchase Agreement, ESC entered into a guaranty agreement whereby it has guaranteed the repayment of the Series A Notes and Series B Notes and provided a senior security interest in all or substantially all of its assets as collateral to secure such guarantee. The Company also provided a senior security interest in all or substantially all of our assets, including the pledge of our shares of capital stock in ESC. All of the proceeds from the Purchase Agreement and the Bridge Agreement were used to finance the Merger.
Pursuant to the Purchase Agreement, the Company agreed to prepare and file with the SEC a registration statement covering the following: (1) the resale by the Purchasers of the shares of its class A common stock issuable upon conversion or payment of principal and/or interest of the Series A Notes and the Series B Notes; (2) the resale by the Purchasers of the shares of its class A common stock issuable upon exercise of the Warrants; (3) the resale by the Purchasers of the shares of its class A common stock issuable upon conversion or payment of principal and/or interest of the additional notes on the same terms as the Series A Notes that the Purchasers have the right to acquire pursuant to the Additional Investment Rights; (4) the resale by the Purchasers of the shares of its class A common stock issuable upon conversion or payment of principal and/or interest of the additional Series A Notes and Series B Notes into which the Bridge Notes were converted; and (5) the resale by Oppenheimer & Co. Inc. of up to 750,000 shares of its class A common stock issued as partial payment for investment banking services rendered in connection with the ESC merger. On September 19, 2007, the Company filed a registration statement on Form S-3 with the SEC covering such shares of its class A common stock.
The following table sets forth the preliminary estimated components of the purchase price for ESC as of August 20, 2007.

Base purchase price	$64,221,517
EasyLink class A common stock issued	724,125
Transaction costs	6,560,276

Total purchase price	$71,505,918

EASYLINK SERVICES INTERNATIONAL CORPORATION
Notes to Consolidated Financial Statements
17. SUBSEQUENT EVENTS (CONT’D)
The following table provides the estimated fair value of assets acquired and liabilities assumed in the ESC acquisition:

Cash	$3,971,120
Accounts receivable	10,414,440
Prepaid expenses	819,790
Other current assets	1,292,858
Fixed assets, net	8,779,328
Intangible assets — internally developed software	8,700,000
Intangible assets — trade names	3,185,000
Intangible assets — customer relationships	19,400,000
Other long term assets	194,502
Accounts payable	(5,034,024)
Accrued liabilities	(11,822,449)
Deferred revenue	(529,843)
Other current liabilities	(791,465)
Long term liabilities	(748,045)

Fair value of net assets acquired	$37,831,212

Goodwill	$33,674,706

Total purchase price	$71,505,918

The Company’s preliminary estimates of acquired intangible assets are as follows:

		Weighted
		Average
	Estimated Fair	Estimated
Acquired Intangible Assets	Value	Useful Life
Customer relationships	$19,400,000	8
Internally developed software	8,700,000	4
Trade name	3,185,000	Indefinite
Goodwill	33,674,706	Non-amortizable
Goodwill and intangible assets are deductible for tax purposes. All amounts shown above are estimates as per the requirements of Financial Accounting Standards Board Statement No. 141 and are subject to change.
As per the requirements of Emerging Issues Task Force Issue No. 98-5 as modified by Emerging Issues Task Force Issue No. 00-27, the Company will recognize a beneficial conversion feature of approximately $16.4 million on issuance of the Series A and Series B Notes and assign a separate fair market value as determined by the Black-Scholes option pricing model to the Warrants issued under the Purchase Agreement of approximately $8.7 million. The combined amounts for the beneficial conversion feature and the Warrants of approximately $25.1 million will proportionately reduce the face value recorded for the Series A and Series B Notes on the date of issuance with the offset going to additional paid-in-capital. The Company will then accrete the $25.1 million through the profit and loss statement as interest expense using the interest rate method over the life of the Series A and Series B Notes. Should any of the Series A and Series B Notes be converted to common stock as per their terms, any proportional amount of the remaining unaccreted $25.1 million as of the date of conversion will be recognized as interest expense.

EASYLINK SERVICES INTERNATIONAL CORPORATION
Schedule II. Valuation and Qualifying Accounts

	Balance at				Balance at
	Beginning		Additions		End of
	of Period	Additions	Acquired	Deductions	period

Year ended July 31, 2007
Allowance for doubtful accounts	$439,846	$678,361	$—	$(596,704)	$521,503
Allowance for sales returns and allowances	$18,215	$341,568	$—	$(322,643)	$37,140
Allowance on deferred tax asset	$29,439,138	$594,435	$—	$—	$30,033,573

Year ended July 31, 2006
Allowance for doubtful accounts	$581,907	$629,141	$249,619	$(1,020,821)	$439,846
Allowance for sales returns and Allowances	$—	$284,000	$—	$(265,785)	$18,215
Allowance on deferred tax asset	$31,309,911	$—	$—	$(1,870,773)	$29,439,138

Year ended July 31, 2005
Allowance for doubtful accounts	$308,867	$431,584	$—	$(158,544)	$581,907
Allowance on deferred tax asset	$31,436,556	$—	$—	$(126,645)	$31,309,911

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: October 23, 2007

EASYLINK SERVICES INTERNATIONAL CORPORATION
by:	/s/ Thomas J. Stallings
Thomas J. Stallings
Chief Executive Officer

by:	/s/ Glen E. Shipley
Glen E. Shipley
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas J. Stallings Thomas J. Stallings	Chief Executive Officer and Director (Principal Executive Officer)	October 23, 2007
/s/ Glen E. Shipley Glen E. Shipley	Chief Financial Officer (Principal Financial and Accounting Officer)	October 23, 2007
/s/ Richard J. Berman Richard J. Berman	Director	October 23, 2007
/s/ Kim D. Cooke Kim D. Cooke	Director	October 23, 2007
/s/ Donald R. Harkleroad Donald R. Harkleroad	Director	October 23, 2007
/s/ Paul D. Lapides Paul D. Lapides	Director	October 23, 2007
/s/ Arthur R. Medici Arthur R. Medici	Director	October 23, 2007
/s/ John S. Simon John S. Simon	Director	October 23, 2007
/s/ Joseph W. Zalewski Joseph W. Zalewski	Director	October 23, 2007

INDEX TO EXHIBITS

Exhibit No.	Description
2.1	Agreement and Plan of Merger among the Company, dated as of June 14, 2000, ICC Acquisition Corporation, Inc., a wholly-owned subsidiary of the Company, Research Triangle Commerce, Inc. (“RTCI”) and the selling shareholders of RTCI (10)
2.2	Agreement and Plan of Merger, dated May 25, 2004, among the Company, ICC Acquisition Corporation Inc., a wholly-owned subsidiary of the Company, Electronics Commerce Systems, Inc. (“ECS”) and certain shareholders of ECS (18)
2.3	Share Purchase Agreement, dated November 1, 2005, by and among the Company, Connective Commerce Associates, the shareholders of the Seller listed on the signature page as Operating Shareholders and The Kodiak Group, Inc. (23)
2.4	Share Purchase Agreement, dated May 9, 2006, by and among the Company, Enable Corp., and the stockholders of Enable Corp. listed on the signature page (24)
2.5	Agreement and Plan of Merger among the Company, Jets Acquisition Sub, Inc. and EasyLink Services Corporation, dated May 3, 2007 (26)
2.6	Company Voting Agreement, dated May 3, 2007, between the Company and certain stockholders of EasyLink Services Corporation (26)
3(i).1	Amended and Restated Certificate of Incorporation (1)
3(i).2	Certificate of Merger merging Internet Commerce Corporation into Infosafe Systems, Inc. (1)
3(i).3	Certificate of Amendment to the Amended Certificate of Incorporation (2)
3(i).4	Certificate of Designations—Series C Preferred Stock (8)
3(i).5	Certificate of Designations—Series D Preferred Stock (8)
3(ii).1	Amended and Restated Bylaws (6)
3(ii).2	Amendment to Amended and Restated Bylaws (22)
4.1	Specimen Certificate for Class A common stock (31)
4.2	Form of Registration Rights Agreement, dated April 30, 2003, among the Company and the purchasers of shares of class A common stock identified therein (15)
4.3	Form of Registration Rights Agreement, dated April 30, 2003, among the Company and Blue Water Venture Fund II, L.L.C. (15)
4.4	Form of Securities Purchase Agreement, dated as of April 15, 2004, by and among the Company and the purchasers named therein (17)
4.5	Form of Warrant Agreement, dated as of April 20, 2004 (17)
4.6	Form of Registration Rights Agreement, dated as of April 20, 2004, by and among the Company and the purchasers named therein (17)

Exhibit No.	Description
4.7	Form of Registration Rights Undertaking, dated as of June 22, 2004, by the Company in favor of the shareholders of Electronic Commerce Systems, Inc. (19)
4.8	Registration Rights Agreement, dated May 9, 2006, by and among the Company and Crossbow Venture Partners, LP (24)
4.9	Securities Purchase Agreement, dated as of May 3, 2007, by and among the Company and the Purchasers identified on the signature pages thereto (26)
4.10	Securities Purchase Agreement, dated as of July 2, 2007, by and among the Company and the Purchasers identified on the signature pages thereto (27)
4.11	Form of Senior Secured Convertible Bridge Note (27) ..
4.12	Security Agreement by and among Internet Commerce Corporation, the Purchasers identified on the signature pages thereto and York Capital Management, L.P. (27)
4.13	Form of Subsidiary Security Agreement by each subsidiary of Internet Commerce Corporation, the Purchasers identified on the signature pages thereto and York Capital Management, L.P. (27)
4.14	Form of Subsidiary Guaranty by each subsidiary of Internet Commerce Corporation in favor of the Purchasers identified on the signature pages thereto (27)
4.15	Amendment to Securities Purchase Agreement, dated as of August 20, 2007, by and among the Company and the Purchasers identified on the signature pages thereto (32)
10.1	1994 Stock Option Plan (3)
10.2	Internet Commerce Corporation 2005 Stock Option Plan (25)
10.3	Amendment to Internet Commerce Corporation 2005 Stock Option Plan (33)
10.4	Lease Agreement between 805 Third Ave. Co. and the Company relating to the rental of the Company’s current principal executive office (4)
10.5	Lease Agreement, dated as of May 21, 1999, between JB Squared LLC and the Company relating to the rental of approximately 4,000 square feet at the Lakeview Executive Center, 45 Research Way, East Setauket, New. York, 11733 (5)
10.6	Master Agreement between Cable & Wireless PLC and the Company executed on November 24, 1999 (7)
10.7	Amended and Restated Stock Option Plan (9)
10.8	First Amendment to Lease Agreement, dated as of January, 2000, by and between JB Squared LLC and the Company relating to the rental of an additional approximately 4,800 square feet at the Lakeview Executive Center, 45 Research Way, East Setauket, New York, 11733 (12)
10.9	First Amendment of Lease Agreement between Madison Third Building Companies LLC and the Company relating to the rental of additional Office space at 805 Third Avenue, New York, New York 10022 (12)
10.10	Lease Agreement, dated as of August 2, 2000, by and between IDC Realty, LLC as landlord and the Company as tenant relating to the rental of an approximately 8,000 square feet facility used by the Company’s Service Bureau division (12)

Exhibit No.	Description
10.11	Lease Agreement, dated as of November 1, 1999, by and between Shannon Oaks Partnership as landlord and RTCI as tenant relating to the rental of an approximately 8,000 square feet facility used by the Company’s Professional Services division (14)
10.12	License Agreement with Triaton dated July 2002 (13)
10.13	Form of Subscription Agreement dated as of April 30, 2003, among the Company and the purchasers of shares of Class A common stock identified therein (15)
10.14	Form of Subscription Agreement dated as of April 30, 2003, between the Company and Blue Water Venture Fund II, L.L.C. for the purchase of shares of Series D Preferred Stock (15)
10.15	Accounts Receivable Financing Agreement dated as of May 30, 2003 by and between SVB and the Company (16)
10.16	First Loan Modification Agreement dated as of October 22, 2003 by and between SVB and the Company (16)
10.17	Intellectual Property Security Agreement dated as of May 30, 2003 by and between SVB and the Company (16)
10.18	Form of Securities Purchase Agreement dated as of April 15, 2004 by and among the Company and the purchasers listed on Schedule 1 thereto (17)
10.19	Fourth Loan Modification Agreement dated as of March 16, 2005 by and between SVB and the Company (20)
10.20	Sublease Agreement dated as of May 18, 2005, by and between Bianco Hopkins & Associates, Inc. and the Company (21)
10.21	Stock Purchase Agreement, dated December 20, 2006, between Internet Commerce Corporation and 3V Capital Master Fund Ltd. (28)
10.22	Stock Purchase Agreement, dated December 20, 2006, between Internet Commerce Corporation and Distressed/High Yield Trading Opportunities, Ltd. (28)
10.23	Agreement and General Release, effective as of March 1, 2007, by and between the Company and Arthur R. Medici (29)
10.24	Arthur R. Medic Resignation Letter, effective March 1, 2007 (29)
10.25	Employment Agreement between EasyLink Services International Corporation and Thomas J. Stallings, dated August 28, 2007 (30)*
10.26	Employment Agreement between EasyLink Services International Corporation and Glen E. Shipley, dated August 28, 2007 (30)
21.1	List of Subsidiaries
23.1	Consent of Tauber & Balser, P.C.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit No.	Description
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*Confidential Treatment has been requested with respect to portions of this Exhibit. The omitted portions of this Exhibit were filed separately with the SEC.

(1)	Incorporated by reference to the Company’s registration statement on Form S-3 (File no. 333-80043), as filed with the Securities and Exchange Commission on June 4, 1999.

(2)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended July 31, 1998, as filed with the Securities and Exchange Commission on October 29, 1998.

(3)	Incorporated by reference to the Company’s registration statement on form SB-2 (File no. 33-83940).

(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended October 31, 1997, as filed with the Securities and Exchange Commission on December 12, 1997.

(5)	Incorporated by reference to Amendment No. 3 to the Company’s registration statement on Form S-3 (File no. 333-80043), as filed with the Securities and Exchange Commission on October 18, 1999.

(6)	Incorporated by reference to the Company’s Current Report on Form 8-K dated June 30, 1999, as filed with the Securities and Exchange Commission on July 1, 1999.

(7)	Incorporated by reference to the Company’s Current Report on Form 8-K dated November 24, 1999, as filed with the Securities and Exchange Commission on December 1, 1999.

(8)	Incorporated by reference to Amendment No. 1 to the Company’s registration statement on Form S-3 (File no. 333-93301), as filed with the Securities and Exchange Commission on February 8, 2000.

(9)	Incorporated by reference to the Company’s proxy statement for the annual meeting of stockholders for the year ended July 31, 1999, as filed with the Securities and Exchange Commission on May 23, 2000.

(10)	Incorporated by reference to the Company’s Current Report on Form 8-K dated June 14, 2000, as filed with the Securities and Exchange Commission on June 15, 2000.

(11)	Incorporated by reference to the Company’s Current Report on Form 8-K dated August 2, 2000, as filed with the Securities and Exchange Commission on August 11, 2000.

(12)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended July 31, 2000, as filed with the Securities and Exchange Commission on October 13, 2000.

(13)	Incorporated by reference to the Company’s registration statement on Form S-3 (file No. 333-99059), as filed with the Securities and Exchange Commission on August 30, 2002.

(14)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended July 31, 2002, as filed with the Securities and Exchange Commission on October 31, 2002.

(15)	Incorporated by reference to the Company’s Current Report on Form 8-K dated April 30, 2003, as filed with the Securities and Exchange Commission on May 2, 2003.

(16)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended July 31, 2003, as filed with the Securities and Exchange Commission on October 31, 2003.

(17)	Incorporated by reference to the Company’s Current Report on Form 8-K dated April 20, 2004, as filed with the Securities and Exchange Commission on April 20, 2004.

(18)	Incorporated by reference to the Company’s Current Report on Form 8-K dated May 25, 2004, as filed with the Securities and Exchange Commission on May 26, 2004.

(19)	Incorporated by reference to the Company’s Current Report on Form 8-K dated June 22, 2004, as filed with the Securities and Exchange Commission on June 22, 2004.

(20)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 000-24996), dated March 18, 2005, as filed with the Securities and Exchange Commission on March 18, 2005.

(21)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 000-24996), dated May 24 , 2005, as filed with the Securities and Exchange Commission on May 24, 2005.

(22)	Incorporated by reference to the Company’s Current Report on Form 10-Q (File No. 000-24996), dated June 12, 2006, as filed with the Securities and Exchange Commission on June 12, 2006.

(23)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 000-24996), dated November 3, 2005, as filed with the Securities and Exchange Commission on November 3, 2005.

(24)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 000-24996), dated May 12, 2006, as filed with the Securities and Exchange Commission on May 12, 2006.

(25)	Incorporated by reference to Annex B to the Company’s proxy statement for the annual meeting of stockholders for the year ended July 31, 2005, as filed with the Securities and Exchange Commission on November 28, 2005 (File No. 000-24996).

(26)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 000-24996), dated May 3, 2007, as filed with the Securities and Exchange Commission on May 9, 2007.

(27)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 000-24996), dated July 2, 2007, as filed with the Securities and Exchange Commission on July 9, 2007.

(28)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 000-24996), dated December 20, 2006, as filed with the Securities and Exchange Commission on December 22, 2006.

(29)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 000-24996), dated March 1, 2007, as filed with the Securities and Exchange Commission on March 8, 2007.

(30)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 000-24996), dated August 28, 2007, as filed with the Securities and Exchange Commission on September 4, 2007.

(31)	Incorporated by reference to the Company’s registration statement on Form S-3 (File No. 000-146165), as filed with the Securities and Exchange Commission on September 19, 2007.

(32)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 000-24996), dated August 21, 2007, as filed with the Securities and Exchange Commission on August 21, 2007.

(33)	Incorporated by reference to Annex D to the Company’s proxy statement for the special meeting of stockholders dated July 17, 2997, as filed with the Securities and Exchange Commission on July 17, 2007.