Form 10-Q
period 2007-10-31
EASYLINK SERVICES INTERNATIONAL CORP
filed 2007-12-17
CIK 894738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2007

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
Large accelerated filer ☐          Accelerated filer ☐          Non-accelerated ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of December 13, 2007 the issuer had outstanding 24,297,760 shares of class A common stock.

EASYLINK SERVICES INTERNATIONAL CORPORATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheets (Unaudited)

	October 31,	July 31,
	2007	2007
ASSETS
Current assets:
Cash and cash equivalents	$15,395,070	$5,444,176
Accounts receivable, net of allowance for doubtful accounts and allowance for sales returns and allowances	13,762,234	3,479,134
Prepaid expenses and other current assets	3,701,205	602,516

Total current assets	32,858,509	9,525,826

Property and equipment, net	9,174,044	943,836
Goodwill	50,477,673	6,293,054
Other intangible assets, net	33,823,015	3,737,003
Investment in EasyLink	—	13,223,184
Restricted cash	433,635	433,635
Deferred acquisition costs	—	1,039 076
Other assets	36,873	222,172

Total assets	$126,803,749	$35,417,786

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,229,660	$615,100
Current portion of long term debt	8,657,836	10,000,000
Accrued expenses	11,828,652	1,152,774
Deferred revenue	699,783	227,496
Other current liabilities	1,428,272	573,577

Total current liabilities	27,844,203	12,568,947

Long term debt (See Note 4)	41,317,443	—
Deferred tax liability	17,470,948	—
Other liabilities	1,361,102	709,203

Total liabilities	87,993,696	13,278,150

Commitments and contingencies (See Note 7)

Stockholders’ Equity:
Preferred stock - 5,000,000 shares authorized, including 5,000 shares of series C and 250 shares of series D:
Series C Preferred Stock — par value $.01 per share, 44.76 votes per share; 5,000 shares issued and outstanding (liquidation value of $5,166,575 at 2007 and $5,116,164 at 2006	50	50
Series D Preferred Stock — par value $.01 per share, 769 votes per share; 250 shares issued and outstanding (liquidation value of $250,000)	3	3
Common stock:
Class A — par value $.01 per share, 300,000,000 shares authorized, one vote per share; 24,287,682 and 23,263,056 shares issued and outstanding, respectively	242,887	232,630
Additional paid-in capital	120,823,029	101,860,585
Accumulated other comprehensive loss	(204,640)	—
Accumulated deficit	(82,051,276)	(79,953,632)

Total stockholders’ equity	38,810,053	22,139,636

Total liabilities and stockholders’ equity	$126,803,749	$35,417,786

See notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended October 31,
	2007	2006

Service revenues	$20,985,867	$5,807,727

Cost of service	6,598,245	1,859,292

Gross Profit	14,387,622	3,948,435

Operating expenses:
Product development and enhancement	2,032,681	716,644
Selling and marketing	2,382,618	519,957
General and administrative	6,607,764	2,108,816

	11,023,063	3,345,417

Operating income	3,364,559	603,018

Other income and (expense):
Interest and investment income	154,095	82,392
Interest expense	(5,003,568)	(20,586)
Equity in losses of investment	(930,269)	—
Other income (expense)	231,280	(22,619)

	(5,548,462)	39,187

Income (loss) before income taxes	(2,183,903)	642,205

Provision (benefit) for income taxes, current	(172,140)	67,607

Net income (loss)	(2,011,763)	574,598

Dividends on preferred stock	(50,411)	(100,822)

Net income (loss) attributable to common stockholders	$(2,062,174)	$473,776

Basic income (loss) per common share	$(0.09)	$0.02

Diluted income (loss) per common share	$(0.09)	$0.02

Anti-dilutive stock options and warrants outstanding	25,021,712	1,075,498

Weighted average number of common shares outstanding - basic	23,296,627	22,716,466

Weighted average number of common shares outstanding - diluted	23,296,627	24,974,611

See notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended October 31,
	2007	2006

Cash flows from operating activities:
Net income (loss)	$(2,011,763)	$574,598
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,889,694	493,475
Bad debt expense	162,367	80,011
Non-cash interest expense	3,490,791	20,586
Non-cash charges for equity instruments issued for compensation and services	113,331	280,467
Non-cash equity in losses of investment and other non-cash items	929,910	—
Changes in assets and liabilities, net of effects from acquisition:
Accounts receivable	(31,027)	(660,179)
Prepaid expenses and other assets	788,431	38,031
Accounts payable	(419,464)	(236,168)
Accrued expenses	(4,615,376)	402,362
Deferred revenue and other liabilities	(607,560)	(57,687)

Net cash provided by (used in) operating activities	(310,666)	935,496

Cash flows from investing activities:
Payment for purchase of acquisition, net of cash acquired	(54,537,388)	—
Purchases of property and equipment	(145,714)	(70,591)
Other	17,877	(20,551)

Net cash used in investing activities	(54,665,225)	(91,142)

Cash flows from financing activities:
Proceeds from sale of stock and exercise of options and warrants	5,341,885	99,739
Net borrowings	59,789,540	—

Net cash provided by financing activities	65,131,425	99,739

Effect of foreign exchange rate changes on cash and cash equivalents	(204,640)	—

Net increase in cash and cash equivalents	9,950,894	944,093

Cash and cash equivalents, beginning of year	5,444,176	6,988,753

Cash and cash equivalents, end of year	$15,395,070	$7,932,846

See notes to consolidated financial statements.

EASYLINK SERVICES INTERNATIONAL CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)
The accompanying unaudited condensed consolidated financial statements of EasyLink Services International Corporation (“EasyLink” or the “Company”, formerly Internet Commerce Corporation) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. In the opinion of management, such statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the Company’s financial position, results of operations and cash flows at the dates and for the periods indicated. Pursuant to the requirements of the Securities and Exchange Commission (“SEC”) applicable to Quarterly Reports on Form 10-Q, the accompanying financial statements do not include all the disclosures required by GAAP for annual financial statements. While the Company believes the disclosures presented are adequate to make the information not misleading, these unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2007.
The condensed consolidated balance sheet at July 31, 2007 has been derived from the audited consolidated financial statements at that date.
Operating results for the three month period ended October 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2008 or any future period.
1. ORGANIZATION AND NATURE OF BUSINESS
EasyLink creates, deploys and manages the secure and reliable electronic exchange of essential business documents. With our value added network (“VAN”), desktop software and hosted applications and managed services, we are a trusted provider of e-commerce solutions to connect businesses, regardless of their size and level of technical sophistication, with their trading communities (electronic data interchange or “EDI”).
On August 20, 2007, the Company acquired EasyLink Service Corporation (“ESC”), adding a comprehensive portfolio of EDI services, other messaging services that deliver high volumes of mission-critical documents through various non-EDI message delivery modes including e-mail and telex, and on demand messaging services. On demand messaging includes integrated desktop messaging that allows customers to integrate fax sending and receiving with their existing corporate e-mail systems and associated administrative systems; production messaging services which enables customers to automate and personalize outbound communications with their global business partners through multiple delivery options including e-mail, fax and file transfer; document capture and management services that digitally convert paper forms into usable data that can be processed directly by enterprise systems such as production servers, workflow solutions and databases; and workflow service which provides the capabilities of moving, sorting and retrieving images and documents electronically within a work group. See Note 2, Acquisitions.
As a result of the ESC acquisition, management realigned and expanded its reportable segments as of August 1, 2007 to better reflect its current business. The Company’s previous two segments, the Electronic Commerce Solutions segment and the Electronic Commerce Services segment, have been combined into one new segment known as the Supply Chain Messaging segment. The Supply Chain Messaging segment includes VAN services, browser-based and hosted applications, desktop software, and the EDI services and other messaging services acquired in the acquisition of ESC. The Company has also started to report a second new segment reported as the On Demand Messaging segment. This segment includes integrated desktop messaging that allows customers to integrate fax sending and receiving with their existing corporate e-mail systems and associated administrative systems; production messaging services which enables customers to automate and personalize outbound communications with their global business partners through multiple delivery options including e-mail, fax and file transfer; document capture and management services that digitally convert paper forms into usable data that can be processed directly by enterprise systems such as production servers, workflow solutions and databases; and workflow service which provides the capabilities of moving, sorting and retrieving images and documents electronically within a work group.
Our principal executive offices are located at 6025 The Corners Parkway, Suite 100, Norcross, Georgia 30092, and our telephone number at that location is (678) 533-8000.
2. ACQUISITIONS
EasyLink Services Corporation
On August 20, 2007, the Company completed its acquisition by merger of ESC, which is now a wholly-owned subsidiary. ESC is a global provider of outsourced business process automation services that enable medium and large enterprises, including 60 of the Fortune 100, to improve productivity and competitiveness by transforming manual and paper-based business processes into efficient electronic business processes. The Company merged with ESC to diversify its service offerings, increase its revenues and obtain a larger customer base in order to compete more effectively in the market place.
This acquisition process began on May 3, 2007 when the Company and one of its then existing wholly-owned subsidiaries, Jets Acquisition Sub, Inc. (the “Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) to acquire ESC. On August 20, 2007, pursuant to the Merger Agreement, the Merger Sub was merged with and into ESC, and ESC became its wholly-owned subsidiary (the “Merger”). Under the terms of the Merger Agreement, the Company paid $5.80 per share in cash in exchange for each share of class A common stock of ESC, for an aggregate purchase price of approximately $70.8 million.

At the effective time of the Merger, each outstanding share of ESC class A common stock, other than shares owned directly or indirectly by the Company or by ESC, subject to dissenter’s rights, or subject to vesting restrictions, was canceled and converted into the right to receive $5.80 per share in cash without interest (the “Merger Consideration”). In addition, all shares of ESC class A common stock held in ESC’s 401(k) plan were converted into the right to receive the Merger Consideration.
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
On August 20, 2007, pursuant to the Purchase Agreement (as amended by an Amendment to the Securities Purchase Agreement dated August 20, 2007) and the Bridge Agreement, the Company issued to the Purchasers in a private placement Series A Senior Secured Convertible Notes (the “Series A Notes”), Series B Senior Secured Convertible Notes (the “Series B Notes”), warrants to purchase shares of its class A common stock (the “Warrants”) and additional investment rights to acquire additional notes on the same terms as the Series A Notes (the “Additional Investment Rights”) for an aggregate purchase price of $70,105,416. Pursuant to the terms and conditions set forth in the Purchase Agreement and the Bridge Agreement, the Purchasers purchased from the Company Series A Notes in an original aggregate principal amount of $30 million and Series B Notes in an original aggregate principal amount of $30 million. In addition, the Purchasers converted all of the Bridge Notes into equal portions of Series A Notes and Series B Notes in an original principal amount of $10 million plus accrued interest. The Series A Notes bear interest at the prime rate plus 75 basis points (0.75%) less an interest factor based on the performance of our class A common stock, and interest is payable either quarterly in arrears or annually in advance at the Company’s option. The Series B Notes bear interest at the prime rate plus 300 basis points (3.00%) less an interest factor based on the performance of the Company’s class A common stock, and interest is payable either quarterly in arrears or annually in advance at the Company’s option. Both the Series A Notes and the Series B Notes have a term of four years, are repayable in 30 equal monthly installments of principal beginning 18 months after issuance, and can be prepaid subject to a prepayment penalty of up to 25% and certain other conditions, provided that we must prepay a total of $5 million of the Series A Notes and $5 million of the Series B Notes prior to December 17, 2007, which prepayment will be subject only to a 12.5% prepayment penalty. In addition, prior to August 20, 2008, the Company has the right to prepay an additional $5 million of the Series B Notes from the proceeds of certain types of asset sales, which prepayment will be subject to a 12.5% prepayment penalty.
The Warrants entitle the Purchasers to acquire an aggregate of 4,156,448 shares of the Company’s class A common stock. The Warrants are exercisable at a price of $3.34 per share from the closing of the ESC merger until the fifth anniversary of the date a registration statement covering the resale of the shares issuable upon exercise of the Warrants is declared effective by the SEC. The Additional Investment Rights entitle the Purchasers to purchase additional notes having terms similar to the Series A Notes in an aggregate principal amount up to $10,000,000.
Under the Purchase Agreement, the Company is subject to certain limitations, including limitations on its ability to incur additional debt or sell assets, make certain investments and acquisitions, grant liens and pay dividends and distributions. The Company is also subject to financial covenants on a quarterly basis, which include a minimum requirement for recurring revenue of $22.5 million, earnings before interest, taxes, depreciation and amortization (“EBITDA”) that range from $2.75 million to $4.5 million over the life of the notes and the ratio of EBITDA to interest expense that range from at least 1.55 to 3.0 over the life of the notes. Each of these covenants commence the first full quarter after the close of the acquisition. The Purchase Agreement contains certain events of default (many of which are subject to applicable cure periods), including, among others, the failure to make payments when due, defaults under other contractual obligations, change of control and noncompliance with covenants.
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
The following table sets forth the components of the purchase price for ESC as of August 20, 2007.

Base purchase price	$63,378,560
EasyLink class A common stock issued	724,125
Transaction costs paid in cash	4,213,390
Transaction costs paid with stock	2,485,350

Total purchase price	$70,801,425

The purchase price components include $13,223,184 invested in ESC common stock as of July 31, 2007 and $1,039,076 of transaction costs incurred as of July 31, 2007 which were deferred and included as other assets on the balance sheet as of that date.
The following table provides the estimated fair value of assets acquired and liabilities assumed in the ESC acquisition:

Cash	$3,971,120
Accounts receivable	10,414,440
Prepaid expenses and other current assets	3,251,342
Fixed assets	8,791,679
Intangible assets — software	8,700,000
Intangible assets — trade names	3,185,000
Intangible assets — customer relationships	19,400,000
Accounts payable	(5,034,024)
Accrued liabilities	(14,283,647)
Other current liabilities	(1,321,307)
Long term liabilities	(10,455,432)

Fair value of net assets acquired	$26,619,171

Goodwill	$44,182,254

Total purchase price	$70,801,425

The Company’s estimates of acquired intangible assets are as follows:

		Weighted Average
Acquired Intangible Assets	Estimated Fair Value	Estimated Useful Life
Customer Relationships	$19,400,000	8
Internally developed software	8,700,000	4
Trade name	3,185,000	Indefinite
Goodwill	44,182,254	Non-amortizable

Proforma Financial Information
The following unaudited proforma summary financial information presents the consolidated results of operations of the Company as if the acquisition of ESC had occurred on August 1, 2006. The pro forma results are shown for illustrative purposes only and do not purport to be indicative of the results that would have been reported if the acquisition had occurred on the date indicated or indicative of the results which may occur in the future. The results of operations of ESC are consolidated with the results of operations of the Company as of the acquisition date.

	For the three months ended October 31,
	2007	2006
Revenues	$23,238,000	$24,534,000

Income (loss) from continuing operations	(5,777,000)	591,000
Income from discontinued operations	—	928,000

Net income (loss)	(5,777,000)	1,519,000
Income (loss) available to common stockholders	(5,827,000)	1,418,000

Basic income (loss) per common stock:
Income (loss) from continuing operations	$(0.26)	$0.06

Income from discontinued operations	$0.00	$0.04

Net Income (Loss)	$(0.26)	$0.10

Diluted income (loss) per common stock:
Income (loss) from continuing operations	$(0.23)	$0.06

Income from discontinued operations	$0.00	$0.04

Net Income (Loss)	$(0.23)	$0.10

The proforma results for the three months ended October 31, 2007 include $3.3 million of expense for the payment of severance and bonuses to the previous President and Chief Executive Officer of ESC upon the acquisition of ESC by the Company in accordance with his employment agreement.
3. ACQUIRED INTANGIBLE ASSETS
Intangible assets are summarized as follows:

	Weighted
	average
	amortization	October 31,	July 31,
	period (years)	2007	2007
Mapping technology	5	$4,780,000	$4,780,000
Purchased customer relationships	6-8	22,338,828	2,978,789
Internally developed systems	4	11,547,283	2,840,159
Tadenames	7	3,435,000	250,000

Intangible assets, gross		42,101,111	10,848,948

Less accumulated amortization:
Mapping technology		(4,780,000)	(4,780,000)
Purchased customer relationships		(1,557,737)	(905,354)
Internally developed systems		(1,887,581)	(1,382,742)
Tradenames		(52,778)	(43,849)

Accumulated amortization		(8,278,096)	(7,111,945)

Intangible assets, net		$33,823,015	$3,737,003

4. LONG TERM DEBT
Notes payable at October 31, 2007 consist of the Series A Notes and the Series B Notes issued in connection with the ESC acquisition as follows:

	Series A	Series B	Total
Face value upon issuance
On August 20, 2007	$35,052,708	$35,052,708	$70,105,416
Less:
Value of beneficial conversion feature	(7,761,885)	(7,761,885)	(15,523,770)
Value of warrants	(3,504,577)	(3,504,577)	(7,009,154)
Debt issue costs	(156,048)	(156,047)	(312,095)

Net balance at August 20, 2007	23,630,198	23,630,199	47,260,397

Accretion as interest expense	1,364,880	1,350,002	2,714,882

Long Term balance at October 31, 2007	24,995,078	24,980,201	49,975,279

Current portion	4,329,667	4,328,169	8,657,836

Balance at October 31, 2007	$20,665,411	$20,652,032	$41,317,443

As per the requirements of Emerging Issues Task Force Issue No. 98-5 as modified by Emerging Issues Task Force Issue No. 00-27, the Company recorded a beneficial conversion feature amounting to $15.5 million upon the issuance of the Series A Notes and the Series B Notes and assigned a separate fair market value as determined by the Black-Scholes option pricing method to the Warrants issued under the Purchase Agreement related to the notes amounting to $7.0 million. These amounts, totaling $22.5 million, are recorded by proportionately reducing the face value of the Series A Notes and the Series B Notes on the date of issuance with the offset to additional paid in capital. The Company then accretes the $22.5 million through the profit and loss statement as interest expense using the interest rate method over the life of the Notes. $315,000 of debt issue costs have also been recorded as a discount to the debt and will be accreted through the income statement as interest expense over the life of the notes. Should any of the Series A or Series B Notes be converted to common stock as per their terms, any proportional amount of the remaining unaccreted $22.8 million as of the date of conversion will be recognized as interest expense.
The Company is subject to financial covenants on a quarterly basis, which include a minimum requirement for recurring revenue of $22.5 million, earnings before interest, taxes, depreciation and amortization (“EBITDA”) that range from $2.75 million to $4.5 million over the life of the Notes and the ratio of EBITDA to interest expense that range from at least 1.55 to 3.0 over the life of the Notes. Each of these covenants commence the first full quarter after the close of the ESC acquisition and will be calculated beginning with the second quarter of 2008.
5. NEW ACCOUNTING PRONOUNCEMENTS
We will be required to adopt SFAS No. 157 “Fair Value Measurements” (SFAS No. 157) for the fiscal year beginning January 1, 2008. SFAS No. 157 provides a single definition of fair value and a hierarchical framework for measuring it, as well as establishing additional disclosure requirements about the use of fair value to measure assets and liabilities. We are in the process of evaluating the impact of SFAS 157 on our results of operations and financial position.
In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities” (SFAS No. 159). SFAS No. 159 provides the option to report certain financial assets and liabilities at fair value, with the intent to mitigate volatility in financial reporting that can occur when related assets and liabilities are recorded on different bases and is effective for fiscal years beginning after November 15, 2007. We are in the process of evaluating the impact of SFAS No. 159, if elected, on our results of operations and financial position.
6. INCOME TAXES
A provision for income taxes has been provided for the three months ended October 31, 2006 for estimated federal alternative minimum taxes and certain state income taxes, as the Company has sufficient net operating loss carryforwards to offset regular taxable income. As of October 31, 2007 the Company released a portion of its valuation allowance to cover current tax liabilities but continues to maintain a valuation allowance against the total net deferred tax asset balance. The Company will continue to evaluate its prospects going forward. If the Company’s operations continue at current levels and future business projections indicate continued taxable profits, the Company will review the valuation allowance and, in the near future, will consider releasing a portion of the net deferred tax asset valuation allowance.
The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”) on August 1, 2007. FIN 48 provides recognition criteria and a related measurement model for tax positions taken by companies. In accordance with FIN 48, a tax position is a position in a previously filed tax return or a position expected to be taken in a future tax filing that is reflected in measuring current or deferred income tax assets and liabilities. Tax positions shall be recognized only when it is more likely than not (likelihood of greater than 50%), based on technical merits, that the position will be sustained upon examination. Tax positions that meet the more likely than not threshold should be measured using a probability weighted approach as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement.

As a result of the implementation of FIN 48, the Company recognized an increase in the liability for taxes of $85,881 through a reduction of the August 1, 2007 balance of retained earnings.
For the quarter ended October 31, 2007, the Company has recorded a deferred tax asset of $29.4 million associated with its net operating loss carryforward amounts and $1.5 million of net deferred tax assets associated with miscellaneous operational items, resulting in a total net deferred asset of $30.9 million. The Company has a 100% valuation allowance against this amount because of uncertainty as to future usage. The Company is evaluating Internal Revenue Code Section 382 implications for the acquisition of ESC and the effect of the acquisition on our operational projections over the next several years. The Company expects to complete these evaluations by the end of fiscal 2008 and will release an appropriate amount of valuation allowance, if appropriate, based on these conclusions.
The Company recorded a net deferred tax liability as of October 31, 2007 of approximately $16.9 million as the result of the ESC acquisition. The deferred tax liability is primarily composed of two items: i) approximately $9.0 million associated with the beneficial conversion feature created on the issuance on the Series A Notes and the Series B Notes as required under Emerging Issues Task Force 05-08, which creates a tax basis difference from the GAAP book basis that will be treated as a temporary timing difference and amortized to additional paid-in-capital over the life of the Series A Notes and the Series B Notes; and ii) approximately $7.9 million is associated with the intangible assets obtained in the ESC acquisition, which have a GAAP purchase accounting book basis equal to the estimated fair market value as of the date of the acquisition but have no tax basis, creating a deferred tax liability that will be amortized to income tax expense over the life of the underlying intangible assets.
The Company and its US subsidiaries file consolidated income tax returns in the US federal jurisdiction and consolidated or separate tax returns in various states. The Company’s foreign subsidiaries file tax returns in the foreign jurisdictions that they operate in. In the United Kingdom, where the Company’s most significant foreign operations are conducted, the Company is no longer subject to examinations by tax authorities for 2003 or years prior thereto.
7. COMMITMENTS AND CONTINGENCIES
Series A and B Notes:
The Series A Notes and the Series B Notes issued pursuant to the acquisition of ESC are convertible into class A common stock of the Company at $3.036 per share at any time. The security agreement limits York Capital’s investment in the Company’s stock to 9.99% of the outstanding shares at any time, thus limiting the number of shares that can be converted at any one time.
Representations and Warranties:
As part of its standard license agreements, the Company agrees to indemnify its customers against liability if the Company’s products infringe a third party’s intellectual property rights. Historically, the Company has not incurred any significant costs related to performance under these indemnities. As of October 31, 2007, the Company was not subject to or aware of any potential significant litigation alleging that the Company’s products infringe the intellectual property rights of any third parties.
Letters of Credit:
The Company has provided cash collateral for certificates of deposit in the aggregate amount of $417,000 at October 31, 2007 , which serve as security deposits for certain lease agreements.
Legal Proceedings:
From time to time, the Company may be party to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these matters cannot be predicted with certainty, we do not believe that the outcome of any of these claims or any of the above mentioned legal matters will have a material adverse effect on our consolidated financial position, results of operations or cash flow.
Penalty for Failure to Register Shares:
Under the terms of the Purchase Agreement, the Company must pay a penalty of 1% of the principal amount of the outstanding Series A Notes and the Series B Notes (“Notes”) or the value of the registrable securities underlying the Warrants if the Company fails to have a registration statement declared effective by the Securities Exchange Commission for the underlying class A common shares required for the conversion of the Notes or the Warrants 120 days from entering into the Purchase Agreement or fails to maintain the effectiveness of that registration statement for 5 years. The 1% penalty must also be paid in the event the Company’s class A common shares are no longer listed or quoted or are suspended from trading for more than 3 consecutive days on an eligible market as defined in the Purchase Agreement. Under FASB 5, the Company currently considers the likelihood of these conditions being met as remote.
8. BUSINESS SEGMENT INFORMATION
The Company’s two reportable segments are:
•	Supply Chain Messaging segment , which includes VAN services, browser-based and hosted applications, and desktop software, the Electronic Commerce (“EC”) service center, EC outsourcing, mapping and professional services ; and

•	On Demand Messaging segment, which includes the integrated desktop messaging services, the document capture and management services, and the workflow service obtained in the ESC acquisition.
The Company changed its reportable segments as of August 1, 2007 to better reflect its current business as a result of the ESC acquisition. Its previous two segments, the Electronic Commerce Solutions segment and the Electronic Commerce Services segment, have been combined into the new Supply Chain Messaging segment along with the EDI services and other supply chain messaging services acquired in the ESC acquisition. The On Demand Messaging segment was formed and consolidates the other ESC services described above. In reporting its segment operating income, the Company only allocates operating expenses that are directly related to the development and delivery of a reporting segment’s products and services.

The table below summarizes information about operations for the three months ended October 31, 2007 and 2006:

	Supply Chain	On Demand	Total
Three Months Ended October 31, 2007
Revenues from external customers	$11,520,235	$9,465,632	$20,985,867

Segment gross margin	$7,944,738	$6,442,884	$14,387,622

The following is a reconciliation of operating segment income to net income for the three months ended October 31,2007:

Segment gross margin			$14,387,622
Corporate expenses			(11,023,063)

Operating income			3,364,559
Other income (expense), net			(5,548,462)

Loss before income taxes			(2,183,903)
Income tax expense			(172,140)

Net loss			$(2,011,763)

	Supply Chain	On Demand	Total
Three Months Ended October 31, 2006
Revenues from external customers	$5,807,727	—	$5,807,727

Segment gross margin	$3,948,435	—	$3,948,435

The following is a reconciliation of operating segment income to net income for the three months ended October 31,2006:

Segment gross margin			$3,948,435
Corporate expenses			(3,345,417)

Operating income			603,018
Other income (expense), net			39,187

Income before income taxes			642,205
Income tax expense			67,607

Net income			$574,598

9. SUBSEQUENT EVENTS
On December 7, 2007, EasyLink, ESC, and j2 Global Communications, Inc. (“j2 Global”) entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) pursuant to which ESC sold to j2 Global on that date certain assets and liabilities of ESC relating to and used in ESC’s web-based fax delivery service. The aggregate purchase price paid by j2 Global was $5.3 million in cash, subject to adjustment and a holdback amount as set forth in the Asset Purchase Agreement. Other than in respect of this transaction, there is no material relationship between j2 Global and EasyLink or any of its affiliates, or any director or officer of EasyLink, or any associate of any such director or officer.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
All statements, trend analyses and other information, other than statements of historical facts, contained in the following discussion related to our financial position, business strategy and plans and objectives of management for future operations are forward-looking statements. These forward-looking statements are based on the beliefs of management, as well as assumptions made by and information currently available to management. When used in this quarterly report, the words “anticipate,” “believe,” “estimate,” “expect,” “may,” “will,” “continue” and “intend,” and words or phrases of similar import, as they relate to our financial position, business strategy and plans, or objectives of management, are intended to identify forward-looking statements. These statements reflect our current view with respect to future events and are subject to risks, uncertainties and assumptions related to various factors including, without limitation, those described starting on page 13 of this quarterly report under the heading “Risk Factors” and in our registration statements and periodic reports filed with the SEC under the Securities Act and the Exchange Act.
Although we believe that our expectations are reasonable, we cannot assure you that our expectations will prove to be correct. Should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described in this annual report as anticipated, believed, estimated, expected or intended.
Critical Accounting Policies and Significant Use of Estimates in Financial Statements
The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses. We consider certain accounting policies related to revenue recognition, valuation of acquired intangibles and impairment of long-lived assets including goodwill, and valuation of investments to be critical policies due to the estimation process involved in each. Management discusses its estimates and judgments with the Audit Committee of our Board of Directors.
For a more detailed description on the application of these and other accounting policies, see Note 2 of the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended July 31, 2007. Reference is also made to the discussion of the application of these critical accounting policies and estimates contained in Management’s Discussion and Analysis in our Annual Report on Form 10-K for fiscal 2007. During the three months ended October 31, 2007, there were no significant or material changes in the application of critical accounting policies that would require an update to the information provided in the Form 10-K for fiscal 2007.
Three Months Ended October 31, 2007 Compared with the Three Months Ended October 31, 2006
Results of Operations
The following table reflects consolidated operating data by reported segment. All significant intersegment activity has been eliminated. Accordingly, the segment results below exclude the effect of transactions with our subsidiaries.

	Quarter Ended October 31,
	2007	2006	Variance
Revenues:
Supply Chain Messaging	$11,520,235	$5,807,727	$5,712,508
On Demand Messaging	9,465,632	—	9,465,632

	20,985,867	5,807,727	15,178,140
Cost of Revenues:
Supply Chain Messaging	3,575,497	1,859,292	1,716,205
On Demand Messaging	3,022,748	—	3,022,748

	6,598,245	1,859,292	4,738,953
Gross Margin:
Supply Chain Messaging	7,944,738	3,948,435	3,996,303
On Demand Messaging	6,442,884	—	6,442,884

	14,387,622	3,948,435	10,439,187

Corporate expenses	(11,023,063)	(3,345,417)	7,677,646
Other income (expense)	(5,548,462)	39,187	(5,587,649)

Consolidated income (loss) before income taxes	$(2,183,903)	$642,205	(2,402,113)

Revenues – Total revenues increased $15.2 million from the first quarter of 2006 to the first quarter of 2007 due to the acquisition of ESC during the first quarter of 2007. The revenues from the ESC acquisition generated the majority of the $5.7 million increase in the Supply Chain Messaging segment and the $9.5 million increase from the On Demand Messaging segment.
Cost of Revenues — Total cost of revenues increased $4.7 million from the first quarter of 2006 to the first quarter of 2007 due to the acquisition of ESC during the first quarter of 2007. The revenues from the ESC acquisition generated the majority of the $1.7 million increase in the Supply Chain Messaging segment and the $3 million from the On Demand Messaging segment.
Corporate Expenses – Corporate expenses increased $7.7 million from the first quarter of 2006 to the first quarter of 2007 due mainly to the $7.1 million of corporate expenses incurred by the business acquired from ESC during the first quarter of 2007 and $450,000 in bonuses paid to certain executives.
Other Expense – Other expenses for the first quarter of 2007 consists mainly of interest expense of $5.0 million and losses recorded under the equity method for the ESC investment prior to the acquisition of $930,000. The Company owned over 20% of the stock of ESC prior to the acquisition on August 20, 2007. Under the equity method of accounting, the Company recorded a proportional share of the losses incurred by ESC from August 1, 2007 to August 19, 2007. The interest expense consists of $2.6 million for the non-cash accretion of debt discount in accordance with EITF 98-5 and 00-27, $1.5 million for interest on the outstanding debt and $800,000 for accrual of prepayment penalties for a payment that will be made in December as required by the debt agreements. The income for the first quarter of 2006 consists mainly of interest income from the large cash balance.
Liquidity and Capital Resources
Our principal sources of liquidity, which consist of cash and cash equivalents, increased to $15,395,070 as of October 31, 2007 from $5,444,176 as of October 31, 2006. We believe these resources will provide us with sufficient liquidity to continue in operation through July 31, 2008.
The operating cash flow for the three months ended October 31, 2007 was a usage of cash of $339,578. This usage was primarily driven by a decrease in accrued liabilities that was partially offset by the income adjusted for non-cash items.
The cash used in investing activities for the three months ended October 31, 2007 of $54,665,225 was primarily due to the cash used in the ESC acquisition.
The cash flow generated by financing activities for the three months ended October 31, 2007 was $65,160,337. This cash was primarily generated by the debt provided by York Capital to fund the acquisition of ESC.
The Company has net operating loss carryforwards for tax purposes of approximately $71.7 million as of October 31, 2007. These carryforwards expire from 2011 to 2025. The Internal Revenue Code and Income Tax Regulations contain provisions which limit the use of available net operating loss carryforwards in any given year should significant changes (greater than 50%) in ownership interests occur. Due to the private placement of series A preferred stock in April 1999, the net operating loss carryover of approximately $19.6 million incurred prior to the private placement is subject to an annual limitation of approximately $1.4 million until that portion of the net operating loss is utilized or expires. Due to a 100% ownership change of Research Triangle Commerce, Inc. in November 2000, the acquired net operating loss of approximately $6.5 million incurred prior to the ownership change is subject to an annual limitation of approximately $1.1 million until that portion of the net operating loss is utilized or expires. Additionally, this transaction created an ownership change for the Company as defined by IRC Section 382. As such, its net operating loss of approximately $49.4 million incurred prior to the ownership change is subject to an annual limitation of approximately $2.8 million until that portion of the net operating loss is utilized or expires. Finally, due to a 100% ownership change of ECS in June 2004, the acquired net operating loss of approximately $1.2 million incurred prior to the ownership change is subject to an annual limitation of approximately $128,000 until that portion of the net operating loss is utilized or expires.
Under current SEC regulations, we are considered a non-accelerated filer because our public float as of January 31, 2007 was under $75 million. We will have to be compliant with Section 404(a), management’s assertion portion of the Sarbanes-Oxley Act of 2002 (“SOX”) by July 31, 2008 and compliant with Section 404(b), the independent audit requirement of SOX, by July 31, 2009. We have incurred approximately $55,000 on compliance for the first quarter of 2008 and we estimate that our cost of compliance for the fiscal year will be approximately $350,000.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.

Tabular Disclosure of Contractual Obligations
We enter into many contractual and commercial undertakings during the ordinary course of business. The following table summarizes information about certain of our obligations at October 31, 2007. The table should be read together with the Notes to the Consolidated Financial Statements beginning on page 4 of this Quarterly Report.

	Payment due by period
		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 year	years	years	5 years
Operating Lease Obligations	$2,192,000	$961,000	$1,231,000	$0	$0
Series A and B Notes	$70,105,416	$10,105,416	$0	$60,000,000	$0
Total	$72,297,416	$11,066,416	$1,231,000	$60,000,000	$0
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We believe that we are primarily exposed to interest rate risk. Interest rate risk refers to fluctuations in the value of a security resulting from changes in the general level of interest rates. Investments that are classified as cash and cash equivalents have original maturities of three months or less. Changes in interest rates may affect the value of these investments.
The Series A Notes and the Series B Notes issued in conjunction with the acquisition of ESC have interest rates that are tied to the prime rate. The interest rate on the Notes is also adjusted downward based on the ratio of current market price for our stock verses the conversion price if a certain volume weighted average price of our stock is maintained. These interest rate provisions expose us to interest rate risk.
With the acquisition of ESC, the portion of our revenue from foreign sources and the portion of our expenses denominated in foreign currencies are expected to increase, which may subject us to currency exchange risk.
We may invest our cash in a variety of financial instruments. If invested, we account for our investment instruments in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”). All of the cash equivalents and investments are treated as available-for-sale under SFAS No. 115. Investments that are classified as cash and cash equivalents have original maturities of three months or less. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may vary widely due to changes in interest rates, or we may suffer losses in principal if forced to sell securities that have seen a decline in market value due to changes in interest rates. For the quarter ended October 31, 2007, our cash investments consisted entirely of overnight cash sweep accounts invested in a fund composed primarily of triple A rated commercial paper and government agency bonds. As of October 31, 2007, the interest rate for this investment was 4.18%.
Item 4. Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, has carried out an evaluation of the effectiveness of our disclosure controls and procedures as of October 31, 2007, pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of such date, our disclosure controls and procedures in place were effective to ensure material information and other information requiring disclosure is identified and communicated on a timely basis. There were no changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we may be party to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these matters cannot be predicted with certainty, we do not believe that the outcome of any of these claims or any of the above mentioned legal matters will have a material adverse effect on our consolidated financial position, results of operations or cash flow.
Item 1A. Risk Factors
The following Risk Factor disclosure updates the risk factors as disclosed in our 2007 Annual Report on Form 10-K previously filed with the Securities and Exchange Commission.

Risks Relating to Our Business
We may not be profitable in the future. We have incurred significant losses since the Company was founded in 1991, and, as of October 31, 2007, we had an accumulated deficit of approximately $81.8 million. As per the requirements of Emerging Issues Task Force Issue No. 98-5 as modified by Emerging Issues Task Force Issue No. 00-27, the Company recorded a beneficial conversion feature amounting to $15.5 million upon the issuance of the Series A Notes and the Series B Notes discussed earlier and assigned a separate fair market value as determined by the Black-Scholes option pricing method to the Warrants issued under the purchase agreement related to the notes amounting to $7.0 million. These amounts, totaling $22.5 million, are recorded by proportionately reducing the face value of the Series A and Series B Notes on the date of issuance with the offset to additional paid in capital. The Company will accrete the $22.5 million through the profit and loss statement as interest expense using the interest rate method over the life of the notes. This accretion will have a negative effect on our earnings over the next four years.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
On August 14, 2007 the company called a special meeting of the shareholders for the following purposes:
1.	to approve the potential issuance of up to approximately 30,500,659 shares of common stock upon conversion of $60 million aggregate principal amount of our placement of Series A Senior Secured Convertible Notes (the “Series A Notes”), Series B Senior Secured Convertible Notes (the “Series B Notes”), warrants to purchase shares of class A common stock (the “Warrants”) and additional investment rights to acquire additional notes on the same terms as the Series A Notes (the “Additional Investment Rights”) and $10 million aggregate principal amount of our Senior Secured Convertible Bridge Notes which may be converted into additional Series A Notes and Series B Notes (the “Bridge Notes,” together with the Series A Notes, the Series B Notes and the Warrants, the “Securities”);
2.	to approve an amendment to the Amended and Restated Certificate of Incorporation to increase the number of authorized shares of class A common stock from 40,000,000 to 300,000,000; and
3.	to approve an increase in the number of shares reserved for issuance under the Internet Commerce Corporation 2005 Stock Incentive Plan from 3,173,233 to 5,673,233.
The results of the voting on the above items are as follows:

Votes
	For	Against	Abstentions	Broker non-votes
Potential Issuance of Shares	13,428,163	315,907	57,453	None
Amendment to Certificate of Incorporation	13,155,751	584,819	60,953	None
Increase in Shares Reserved for 2005 Stock Incentive Plan	12,838,383	890,626	72,514	None
Item 5. Other Information
None.
Item 6. Exhibits
2.1	Amendment to the Securities Purchase Agreement, dated August 20, 2007, by and among Internet Commerce Corporation and the Purchasers identified on the signature pages thereto (Incorporated by reference to the Company’s Current Report on Form 8-K/A (File No. 000-24996), dated August 20, 2007, as filed with the Securities and Exchange Commission on December 4, 2007).
2.2	Asset Purchase Agreement, dated December 7, 2007, by and among EasyLink Services International Corporation, EasyLink Services Corporation and j2 Global Communications, Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 000-24996), dated December 7, 2007, as filed with the Securities and Exchange Commission on December 13, 2007).

10.1*	Employment Agreement between EasyLink Services International Corporation and Kevin R. Maloney, dated December 1, 2007 (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 000-24996), dated December 1, 2007, as filed with the Securities and Exchange Commission on December 11, 2007).
10.2*	Employment Agreement between EasyLink Services International Corporation and John Mecke, dated December 1, 2007 (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 000-24996), dated December 1, 2007, as filed with the Securities and Exchange Commission on December 11, 2007).
10.3*	Employment Agreement between EasyLink Services International Corporation and Terri Deuel, dated December 1, 2007 (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 000-24996), dated December 1, 2007, as filed with the Securities and Exchange Commission on December 11, 2007).
16.1	Letter of Tauber & Balser, P.C. to the Securities and Exchange Commission, dated October 31, 2007, pursuant to Item 304(a)(3) of Regulation S-K (Incorporated by reference to the Company’s Current Report on Form 8-K/A (File No. 000-24996), dated October 26, 2007, as filed with the Securities and Exchange Commission on October 31, 2007).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential Treatment has been requested with respect to portions of this Exhibit. The omitted portions of this Exhibit were filed separately with the Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: December 17, 2007

EASYLINK SERVICES INTERNATIONAL CORPORATION
By:	/s/ Glen E. Shipley
Glen E. Shipley
Chief Financial Officer

EXHIBIT INDEX

Exhibits	Description

2.1	Amendment to the Securities Purchase Agreement, dated August 20, 2007, by and among Internet Commerce Corporation and the Purchasers identified on the signature pages thereto (Incorporated by reference to the Company’s Current Report on Form 8-K/A (File No. 000-24996), dated August 20, 2007, as filed with the Securities and Exchange Commission on December 4, 2007).

2.2	Asset Purchase Agreement, dated December 7, 2007, by and among EasyLink Services International Corporation, EasyLink Services Corporation and j2 Global Communications, Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 000-24996), dated December 7, 2007, as filed with the Securities and Exchange Commission on December 13, 2007).

10.1*	Employment Agreement between EasyLink Services International Corporation and Kevin R. Maloney, dated December 1, 2007 (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 000-24996), dated December 1, 2007, as filed with the Securities and Exchange Commission on December 11, 2007).

10.2*	Employment Agreement between EasyLink Services International Corporation and John Mecke, dated December 1, 2007 (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 000-24996), dated December 1, 2007, as filed with the Securities and Exchange Commission on December 11, 2007).

10.3*	Employment Agreement between EasyLink Services International Corporation and Terri Deuel, dated December 1, 2007 (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 000-24996), dated December 1, 2007, as filed with the Securities and Exchange Commission on December 11, 2007).

16.1	Letter of Tauber & Balser, P.C. to the Securities and Exchange Commission, dated October 31, 2007, pursuant to Item 304(a)(3) of Regulation S-K (Incorporated by reference to the Company’s Current Report on Form 8-K/A (File No. 000-24996), dated October 26, 2007, as filed with the Securities and Exchange Commission on October 31, 2007).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential Treatment has been requested with respect to portions of this Exhibit. The omitted portions of this Exhibit were filed separately with the Securities and Exchange Commission.