Form 10-Q
period 2008-01-31
EASYLINK SERVICES INTERNATIONAL CORP
filed 2008-03-17
CIK 894738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2008

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
Registrant’s telephone number, including area code: (678) 533-8000
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated ☑     Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☑
As of March 6, 2008 the issuer had outstanding 24,469,338 shares of class A common stock.

EASYLINK SERVICES INTERNATIONAL CORPORATION
INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Interim Condensed Consolidated Financial Statements
Condensed Consolidated Balance Sheets as of January 31, 2008 and July 31, 2007 (Unaudited)

	January 31,	July 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$21,063,120	$5,444,176
Accounts receivable, net of allowance for doubtful accounts and allowance for sales returns and allowances of $1,619,077 and $558,643, respectively	14,174,861	3,479,134
Prepaid expenses and other current assets	4,550,112	602,516

Total current assets	39,788,093	9,525,826

Property and equipment, net	8,484,173	943,836
Goodwill	46,175,493	6,293,054
Other intangible assets, net	30,498,733	3,737,003
Investments	1,890,001	13,223,184
Restricted cash	417,330	433,635
Deferred acquisition costs	—	1,039,076
Other assets	2,211,562	222,172

Total assets	$129,465,385	$35,417,786

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,131,624	$615,100
Current portion of long term debt	—	10,000,000
Accrued expenses	10,437,563	1,152,774
Deferred revenue	799,796	227,496
Other current liabilities	1,076,512	573,577

Total current liabilities	17,445,495	12,568,947
Long term debt (See Note 5)	52,348,856	—
Deferred tax liability	16,913,988	—
Other liabilities	1,248,239	709,203

Total liabilities	87,956,578	13,278,150

Commitments and contingencies (See Note 9)

Stockholders’ Equity:
Preferred stock — 5,000,000 shares authorized, including 5,000 shares of series C and 250 shares of series D:
Series C Preferred Stock — par value $.01 per share, 44.76 votes per share; 5,000 shares issued and outstanding (liquidation value of $5,216,940 at 2008 and $5,116,164 at 2007)	50	50
Series D Preferred Stock — par value $.01 per share, 769 votes per share; 250 shares issued and outstanding (liquidation value of $250,000)	3	3

Common stock:
Class A — par value $.01 per share, 300,000,000 shares authorized, one vote per share; 24,422,973 and 23,263,056 shares issued and outstanding, respectively	244,240	232,630
Additional paid-in capital	121,173,925	101,860,585
Accumulated other comprehensive loss	(1,131,112)	—
Accumulated deficit	(78,778,299)	(79,953,632)

Total stockholders’ equity	41,508,807	22,139,636

Total liabilities and stockholders’ equity	$129,465,385	$35,417,786

See notes to interim condensed consolidated financial statements.

Condensed Consolidated Statements of Income for the three and six months ended January 31, 2008 and 2007 (Unaudited)

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2008	2007	2008	2007

Service revenue	$23,650,804	$5,302,468	$44,636,671	$11,110,196

Cost of services	7,039,413	1,209,558	13,044,315	2,569,625

Gross Profit	16,611,391	4,092,910	31,592,356	8,540,571

Operating expenses:
Product development and enhancement	1,839,541	585,697	3,872,222	1,302,341
Selling and marketing	2,927,111	369,359	5,309,729	889,316
General and administrative	7,350,389	2,480,435	14,551,496	5,088,476

Operating income	4,494,350	657,419	7,858,909	1,260,438

Other income (expense):
Interest and investment income	278,581	81,293	432,676	163,686
Interest expense	(3,154,738)	(19,687)	(8,158,306)	(40,274)
Equity in Losses in Investment	—	—	(930,269)	—
Foreign exchange gain	586,112	—	785,922	—
Other income (expense)	46,680	1,044	78,150	(21,576)

Income before income taxes	2,250,985	720,069	67,082	1,362,274

Provision (benefit) for income taxes, current	(1,021,999)	16,663	(1,194,139)	84,270

Net income	3,272,984	703,406	1,261,221	1,278,004

Dividends on preferred stock	(50,365)	(83,836)	(100,776)	(184,658)

Extinguishment of dividends on retired preferred stock	—	200,000	—	200,000
Income attributable to common stockholders	$3,222,619	$819,570	$1,160,445	$1,293,346

Basic income per common share	$0.13	$0.04	$0.05	$0.06

Diluted income per common share	$0.10	$0.03	$0.04	$0.05

Anti-dilutive stock options, warrants, series A and series B convertible notes and series C preferred stock outstanding	6,332,187	1,710,399	29,293,563	1,710,399

Weighted average number of common shares outstanding — basic	24,337,515	22,740,594	24,178,723	22,728,530

Weighted average number of common shares outstanding —diluted	49,009,606	24,963,417	25,892,557	25,066,145

See notes to interim condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows for the six months ended January 31, 2008 and 2007 (Unaudited)

	Six Months Ended January 31,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$1,261,221	$1,278,004

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,126,075	993,142
Bad debt expense	384,547	156,535
Amortization of discount and other non-cash interest expense	5,885,323	40,274
Non-cash charges for equity instruments issued for compensation and services	230,955	493,999
Non-cash equity in losses of investment and other non-cash items	1,233,756	—

Changes in assets and liabilities, net of effects from acquisition:
Accounts receivable	(1,433,203)	(362,767)
Prepaid expenses and other assets	(1,544,288)	(165,933)
Accounts payable	(523,928)	(161,678)
Accrued expenses	(6,006,471)	167,161
Deferred revenue and other liabilities	(1,649,437)	(110,853)

Net cash provided by (used in) operating activities	1,964,550	2,327,885

Cash flows from investing activities:
Payment for purchase of acquisitions, net of cash acquired	(53,453,874)	(320,551)
Payment for investments	(2,397,689)	—
Proceeds from sale of business	4,504,477	—
Purchases of property and equipment	(328,314)	(296,084)
Other	17,877	—

Net cash used in investing activities	(51,657,523)	(616,635)

Cash flows from financing activities:
Proceeds from sale of stock and exercise of options and warrants	5,576,510	269,969
Payment to retire preferred and common stock	—	(2,875,000)
Borrowings for acquistion	59,788,117

Net cash provided by financing activities	65,364,627	(2,605,031)

Effect of foreign exchange rate changes on cash and cash equivalents	(52,710)	—

Net increase in cash and cash equivalents	15,618,944	(893,781)

Cash and cash equivalents, beginning of period	5,444,176	6,988,753

Cash and cash equivalents, end of period	$21,063,120	$6,094,972

See notes to interim condensed consolidated financial statements.

EASYLINK SERVICES INTERNATIONAL CORPORATION
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)
The accompanying unaudited condensed consolidated financial statements of EasyLink Services International Corporation (“EasyLink” or the “Company,” formerly Internet Commerce Corporation) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. In the opinion of management, such statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the Company’s financial position, results of operations and cash flows as of the dates and for the periods indicated. Pursuant to the requirements of the Securities and Exchange Commission (“SEC”) applicable to Quarterly Reports on Form 10-Q, the accompanying financial statements do not include all the disclosures required by GAAP for annual financial statements. While the Company believes the disclosures presented are adequate to make the information not misleading, these unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2007.
The condensed consolidated balance sheet as of July 31, 2007 has been derived from the audited consolidated financial statements as of that date.
Operating results for the six-month period ended January 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2008 or any future period.
1. ORGANIZATION AND NATURE OF BUSINESS
EasyLink’s original core business deploys and manages the secure and reliable electronic exchange of essential business documents over our value added network (“VAN”), hosted applications and managed services. The Company is known as a trusted provider of e-commerce solutions to connect businesses, regardless of their size and level of technical sophistication, with their trading communities through electronic data interchange or “EDI.”
With our acquisition on August 20, 2007 of EasyLink Service Corporation (“ESC”), we added a comprehensive portfolio of EDI services and other messaging services that deliver high volumes of mission-critical documents through various non-EDI message delivery modes including e-mail, telex and fax. Our fax services include integrated desktop messaging that allows customers to integrate fax sending and receiving with their existing corporate e-mail systems and associated administrative systems as well as production and broadcast fax messaging services. We also enable customers to automate and personalize outbound communications with their global business partners through multiple delivery options including e-mail, file transfer, document capture and management services (“DCM”) and workflow services. DCM allows customers to digitally convert paper forms into usable data that can be processed directly by enterprise systems such as production servers, workflow solutions and databases. Workflow services provide customers the capability of moving, sorting and retrieving images and documents electronically within a work group. See Note 2, Acquisitions.
We are focusing on two reportable business segments, the Supply Chain Messaging segment and the On Demand Messaging segment. The Supply Chain Messaging segment is composed of all EDI services including VAN services and browser-based and hosted applications. In addition, this segment includes all telex services. The On Demand Messaging segment includes integrated desktop messaging, production fax, broadcast fax, e-mail, file transfer, DCM and workflow services.
Our principal executive offices are located at 6025 The Corners Parkway, Suite 100, Norcross, Georgia 30092, and our telephone number at that location is (678) 533-8000.

2. ACQUISITIONS
EasyLink Services Corporation
On August 20, 2007, we completed our acquisition by merger of ESC, which is now a wholly-owned subsidiary. ESC is a global provider of outsourced business process automation services that enable medium and large enterprises, including 60 of the Fortune 100, to improve productivity and competitiveness by transforming manual and paper-based business processes into efficient electronic business processes. The Company acquired ESC to diversify our service offerings, increase our revenue and obtain a larger customer base in order to compete more effectively in the market place.
We began this acquisition process on May 3, 2007, when the Company and one of our then existing wholly-owned subsidiaries, Jets Acquisition Sub, Inc. (the “Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) to acquire ESC (the “Merger”). Under the terms of the Merger Agreement, we paid $5.80 per share in cash in exchange for each share of class A common stock of ESC, for an aggregate purchase price of approximately $70.8 million.
On May 3, 2007, in order to finance the Merger, we entered into a Securities Purchase Agreement (as amended, the “Purchase Agreement”) with certain accredited institutional investors (the “Purchasers”) affiliated with York Capital Management (“York Capital”). On July 2, 2007, in order to secure immediate bridge financing for the Merger, we entered into an additional Securities Purchase Agreement with the Purchasers (the “Bridge Agreement”), pursuant to which the Purchasers purchased an aggregate of $10 million in principal amount of Senior Secured Convertible Notes (the “Bridge Notes”) issued by EasyLink.
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
Both the Series A Notes and the Series B Notes (collectively, the “Notes”) have a term of four years and must be repaid in 30 equal monthly installments of principal beginning 18 months after issuance. We may prepay the Notes at any time, subject to a prepayment penalty of up to 25% and certain other conditions. Prior to August 20, 2008, we may prepay $15 million of the Series B Notes from the proceeds of certain types of asset sales, which prepayment will be subject to a 12.5% prepayment penalty.
We were required to prepay a total of $5 million of the Series A Notes and $5 million of the Series B Notes plus interest prior to December 19, 2007, which prepayment would have been subject to a 12.5% prepayment penalty. Pursuant to the Second Amendment to the Securities Purchase Agreement dated December 18, 2007 (the “Second Amendment to Purchase Agreement”), however, we were relieved of the obligation to make that prepayment.

We are obligated to offer to prepay the Notes in the event of any “Asset Sale” (defined to include the issuance of any equity securities or the sale of any assets with a value of more than $500,000) or if the Company has more than fifteen million dollars ($15,000,000) in cash and cash equivalents (defined as “Excess Cash Flow”) at the end of any fiscal quarter, with the amount of the prepayment offer to be one hundred percent (100%) of the proceeds of the Asset Sale or fifty percent (50%) of the Excess Cash Flow. Each Purchaser has ten (10) trading days in which to accept such offer.
Accordingly, we made offers of partial prepayment in connection with Excess Cash Flow for the fiscal quarter ended October 30, 2007 and with the sale of the Company’s web-based fax delivery business. Pursuant to the terms of the Second Amendment to Purchase Agreement, the Purchasers declined both of our offers of partial prepayment and eliminated the requirement that we reduce the outstanding balance of the Series A Notes and the Series B Notes at December 17, 2007 to $60,000,000. The Second Amendment to Purchase Agreement also clarified certain language in the Purchase Agreement to provide that Excess Cash Flow would be measured at the end of each fiscal quarter.
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
Under the Purchase Agreement, we are subject to certain limitations, including limitations on our ability to incur additional debt or sell assets, make certain investments and acquisitions, grant liens and pay dividends and distributions. We are also subject to financial covenants on a quarterly basis, which include minimum requirements for recurring revenue of $22.5 million; for earnings before interest, taxes, depreciation and amortization (“EBITDA”) as defined in the Purchase Agreement that range from $2.75 million to $4.5 million over the life of the notes; and for the ratio of EBITDA to interest expense that range from 1.55 to 3.00 over the life of the notes. The Purchase Agreement contains certain events of default (many of which are subject to applicable cure periods), including, among others, the failure to make payments when due, defaults under other contractual obligations, change of control and noncompliance with covenants.
In connection with the issuance and sale of the securities pursuant to the Purchase Agreement, ESC entered into a guaranty agreement whereby it has guaranteed the repayment of the Series A Notes and Series B Notes and provided a senior security interest in all or substantially all of its assets as collateral to secure such guarantee. The Company also granted a senior security interest in all or substantially all of our assets and pledged our shares of capital stock in ESC. All of the proceeds from the Purchase Agreement and the Bridge Agreement were used to finance the Merger.
Pursuant to the Purchase Agreement, we agreed to prepare and file with the SEC a registration statement covering: (1) the resale by the Purchasers of the shares of class A common stock issuable upon conversion or payment of principal and/or interest of the Series A Notes and the Series B Notes; (2) the resale by the Purchasers of the shares of class A common stock issuable upon exercise of the Warrants; (3) the resale by the Purchasers of the shares of class A common stock issuable upon conversion or payment of principal and/or interest of the additional notes on the same terms as the Series A Notes that the Purchasers have the right to acquire pursuant to the Additional Investment Rights; and (4) the resale by the Purchasers of the shares of class A common stock issuable upon conversion or payment of principal and/or interest of the additional Series A Notes and Series B Notes into which the Bridge Notes were converted (all of such securities being the “Registrable Securities”).
As described in Note 11, Subsequent Events, the Company and the Purchasers amended the Purchase Agreement in the Third Amendment to Securities Purchase Agreement dated February 22, 2008 (the “Third Amendment to Purchase Agreement ”) further extending the date by which the initial registration statement registering shares of the class A common stock underlying the securities purchased pursuant to the Purchase Agreement must be effective to a date to be determined by the Purchasers.

The following table sets forth the components of the purchase price for ESC as of August 20, 2007.

Base purchase price	$63,378,560
EasyLink class A common stock issued	724,125
Transaction costs paid in cash	4,213,390
Transaction costs paid with stock	2,485,350

Total purchase price	$70,801,425

The purchase price components include $13,223,184 invested in ESC common stock as of July 31, 2007 and $1,039,076 of transaction costs incurred as of July 31, 2007, which were deferred and included as other assets on the balance sheet as of that date.
The following table provides the estimated fair value of assets acquired and liabilities assumed in the ESC acquisition:

Cash	$3,971,120
Accounts receivable	10,414,440
Prepaid expenses and other current assets	3,251,342
Fixed assets	8,791,679
Intangible assets — software	8,700,000
Intangible assets — trade names	3,185,000
Intangible assets — customer relationships	19,400,000
Accounts payable	(5,034,024)
Accrued liabilities	(14,283,647)
Other current liabilities	(1,321,307)
Long term liabilities	(9,997,766)

Fair value of net assets acquired	$27,076,837

Goodwill	$43,724,588

Total purchase price	$70,801,425

The Company’s estimates of acquired intangible assets are as follows:

		Weighted Average
Acquired Intangible Assets	Estimated Fair Value	Estimated Useful Life
Customer Relationships	$19,400,000	8
Internally developed software	8,700,000	4
Trade name	3,185,000	Indefinite
Goodwill	43,724,588	Non-amortizable

Proforma Financial Information
The following unaudited proforma summary financial information presents the consolidated results of operations of the Company as if the acquisition of ESC had occurred on August 1, 2006. The pro forma results are shown for illustrative purposes only and do not purport to be indicative of the results that would have been reported if the acquisition had occurred on the date indicated or indicative of the results that may occur in the future. The results of operations of ESC are consolidated with the results of operations of the Company as of the acquisition date.

	For the six months ended January 31,
	2008	2007
Revenues	$46,888,487	$47,909,255
Income (loss) from continuing operations	(2,503,267)	(272,930)
Income from discontinued operations	—	928,366

Net income (loss)	(2,503,267)	655,436
Income (loss) available to common stockholders	(2,604,043)	670,778

Basic income (loss) per common stock:
Income (loss) from continuing operations	$(0.11)	$(0.01)

Income from discontinued operations	$(0.00)	$0.04

Net Income (Loss)	$(0.11)	$0.03

Diluted income (loss) per common stock:
Income (loss) from continuing operations	$(0.10)	$(0.01)

Income from discontinued operations	$0.00	$0.04

Net Income (Loss)	$(0.10)	$0.03

The proforma results for the six months ended January 31, 2008 include $3.3 million of expense for the payment of severance and bonuses to the previous President and Chief Executive Officer of ESC upon the acquisition of ESC by the Company in accordance with his employment agreement.

3. DISPOSITION OF ASSETS
On December 7, 2007, the Company, ESC, and j2 Global Communications, Inc. (“j2 Global”) entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) pursuant to which ESC sold to j2 Global certain assets and liabilities relating to and used in ESC’s web-based fax delivery service known as RapidFax. The net purchase price paid by j2 Global was $5.2 million in cash after adjustment, subject to a holdback amount as set forth in the Asset Purchase Agreement. No gain or loss was recognized from this sale.
4. ACQUIRED INTANGIBLE ASSETS
Intangible assets are summarized as follows:

	Weighted
	average
	amortization	January 31,	July 31,
	period (years)	2008	2007
Mapping technology	5	$4,780,000	$4,780,000
Purchased customer relationships	6-8	20,053,129	2,978,789
Internally developed systems	4	11,808,282	2,840,159
Trade names	<1	3,435,000	250,000

Intangible assets, gross		40,076,411	10,848,948

Less accumulated amortization:
Mapping technology		(4,780,000)	(4,780,000)
Purchased customer relationships		(2,097,635)	(905,354)
Internally developed systems		(2,638,337)	(1,382,742)
Trade names		(61,706)	(43,849)

Accumulated amortization		(9,577,678)	(7,111,945)

Intangible assets, net		$30,498,733	$3,737,003

5. LONG TERM DEBT
Notes payable at January 31, 2008 consist of the Series A Notes and the Series B Notes issued in connection with the ESC acquisition as follows:

	Series A	Series B	Total
Face value upon issuance On August 20, 2007	$35,052,708	$35,052,708	$70,105,416
Less:
Value of beneficial conversion feature	(7,761,885)	(7,761,885)	(15,523,770)
Value of warrants	(3,504,577)	(3,504,577)	(7,009,154)
Debt issue costs	(156,048)	(156,047)	(312,095)

Net balance at August 20, 2007	23,630,198	23,630,199	47,260,397

Accretion of discounts as non-cash interest expense	2,563,390	2,525,069	5,088,459

Long Term balance at January 31, 2008	26,193,588	26,155,268	52,348,856

Current portion	—	—	—

Balance at January 31, 2008	$26,193,588	$26,155,268	$52,348,856

As per the requirements of Emerging Issues Task Force Issue No. 98-5 as modified by Emerging Issues Task Force Issue No. 00-27, we recorded a beneficial conversion feature amounting to $15.5 million upon the issuance of the Series A Notes and the Series B Notes and assigned a separate fair market value as determined by the Black-Scholes option pricing method to the Warrants issued under the Purchase Agreement related to the Notes amounting to approximately $7.0 million. These amounts, totaling $22.5 million, were recorded by proportionately reducing the face value of the Series A Notes and the Series B Notes on the date of issuance with the offset to additional paid-in capital. We then must recognize the $22.5 million as interest expense in our financial statements over the life of the Notes using the interest rate method. We have also recorded $312,000 of debt issue costs as a discount to the debt, and we will also recognize that amount as interest expense over the life of the Notes. Should any of the Series A or Series B Notes be converted to common stock as per their terms, any proportional amount of the remaining unrecognized $22.8 million as of the date of conversion will be recognized as interest expense.
We are also subject to quarterly financial covenants as long as any portion of the debt is outstanding, including minimum requirements for recurring revenue of $22.5 million; for EBITDA that range from $2.75 million to $4.5 million over the life of the Notes; and for the ratio of EBITDA to interest expense that range from 1.55 to 3.0 over the life of the Notes.
6. NEW ACCOUNTING PRONOUNCEMENTS
We will be required to adopt Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”) for the fiscal year beginning August 1, 2008. SFAS 157 provides a single definition of fair value and a hierarchical framework for measuring it, as well as establishing additional disclosure requirements about the use of fair value to measure assets and liabilities.
In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities” (“SFAS 159”). SFAS 159 provides the option to report certain financial assets and liabilities at fair value, with the intent to mitigate volatility in financial reporting that can occur when related assets and liabilities are recorded on different bases and is effective for fiscal years beginning after November 15, 2007. We are in the process of evaluating the impact of SFAS 159, if elected, on our results of operations and financial position.
In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment to ARB No. 51” (“SFAS 160”). Under the provisions of SFAS 160, a noncontrolling interest in a subsidiary, or minority interest, must be classified as equity, and the amount of consolidated net income specifically attributable to the minority interest must be clearly identified in the consolidated statement of operations. SFAS 160 also requires consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any noncontrolling interest retained in a deconsolidation. SFAS 160 will be effective for the Company’s fiscal year beginning August 1, 2008. The Company is currently evaluating the impact of the adoption of SFAS 160 on our results of operations and financial position.
7. RECLASSIFICATIONS OF CERTAIN COSTS
During the second quarter of 2008, we re-categorized reporting of certain customer and technical service costs from cost of services to general and administrative expenses, as these costs have no direct relationship to generating revenue. As such, the following reclassifications have been made to the consolidated statements of operations for the three-month period ending January 31, 2007 and the six-month period ending January 31, 2007 (unaudited). Costs of services were reduced by $760,125 for the three months ended January 31, 2007 and reclassified to general and administrative expenses. Costs of services were reduced by $1,259,350 for the six months ended January 31, 2007 and reclassified to general and administrative expenses.

The table below summarizes the reclassifications:

	Three months ended
	January 31, 2007		Three months ended
	Previously	Customer Service	January 31, 2007
	reported	Reclassification	Reclassified
Cost of services	$1,969,683	$(760,125)	$1,209,558
General and administrative	1,720,310	760,125	2,480,435

	Six months ended
	January 31, 2007		Six months ended
	Previously	Customer Service	January 31, 2007
	reported	Reclassification	Reclassified
Cost of services	$3,828,975	$(1,259,350)	$2,569,625
General and administrative	3,829,126	1,259,350	5,088,476
8. INCOME TAXES
We recorded a benefit for income taxes for the six months ended January 31, 2008 for estimated federal alternative minimum taxes and certain state income taxes, as the Company has sufficient net operating loss carryforwards to offset regular taxable income for domestic purposes. We have also provided for estimated foreign taxes, primarily related to our U.K. operations. As of January 31, 2008, we released a portion of our valuation allowance in connection with our use of net operating loss carryforwards to offset taxable income. This release of valuation allowance resulted in a benefit of approximately $600,000 for the six months ended January 31, 2008. Additionally, we determined that a portion of our FIN 48 (as defined below) liability was no longer necessary, as discussed below, resulting in an income tax benefit of approximately $563,000.
We continue to maintain a valuation allowance against most of our deferred tax asset balance, primarily related to our net operating loss carryforward amounts of $67 million. We are in the process of conducting a review of approximately $20.2 million in additional loss carryforwards from the ESC acquisition and will evaluate the results of that study, analyze our profitability projections for future years and make appropriate revisions, if any, to the remaining valuation allowance. We expect to complete this review no later than the end of fiscal year 2008.
We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, Accounting for Income Taxes” (“FIN 48”) on August 1, 2007. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest benefit that is greater than 50 percent likely of being realized upon ultimate settlement.
The impact of adopting FIN 48 was not material to our financial position or results of operations. For the six months ended January 31, 2008, we had a $563,000 release of our FIN 48 liability due to the settlement of audits in the United States ($63,000) and the expiration of the statute of limitations in a foreign jurisdiction ($500,000). We do not expect the remaining amount of unrecognized tax benefits to change significantly in the next twelve months.
We are not currently involved in any federal or state income tax examinations. We believe that there is no tax jurisdiction in which the outcome of unresolved issues or claims is likely to be material to our financial position, cash flows or results of operations. We further believe that we have made adequate provision for all income tax uncertainties.

9. COMMITMENTS AND CONTINGENCIES
Series A and B Notes:
The Series A Notes and the Series B Notes issued pursuant to our acquisition of ESC are convertible into shares of our class A common stock at a conversion price of $3.036 per share at any time. The security agreement limits the Purchasers’ investment in the Company’s stock to 9.9% of the outstanding shares at any time, thus limiting the number of shares that can be converted at any one time.
Representations and Warranties:
As part of our standard license agreements, we have agreed to indemnify our customers against liability if our products infringe a third party’s intellectual property rights. Historically, the Company has not incurred any significant costs related to performance under these indemnities. As of January 31, 2008, we are not subject to or aware of any potential significant litigation alleging that our products infringe the intellectual property rights of any third parties.
Letters of Credit:
The Company has provided cash collateral for certificates of deposit in the aggregate amount of $417,330 at January 31, 2008, which certificates of deposit serve as security deposits for certain lease agreements.
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
Penalty for Failure to Register Shares:
Under the terms of the Purchase Agreement (as amended to date), the Company must pay a monthly penalty of 1% of the principal amount of the outstanding Series A Notes and the Series B Notes or the value of the registrable securities underlying the Warrants if the Company fails to have a registration statement declared effective by the SEC for the underlying class A common shares required for the conversion of the Notes or exercise of the Warrants within 120 days after holders of at least a majority of the registrable securities give notice to the Company requesting the Company to file a registration statement with respect to such registrable securities for each month in which the Company’s failure so continues. As of March 7, 2008, the Company had not received such a notice from the Purchasers requesting that such a registration statement be filed.
In addition, in the event the Company’s class A common shares are no longer listed or quoted or are suspended from trading for more than three consecutive days on an eligible market, as defined in the Purchase Agreement, a penalty equal to 1% of the principal amount of the outstanding Notes would also be due. Under FASB 5, the Company currently considers the likelihood of these conditions being met as remote.
New York State Sales Tax Assessment:
As a result of a New York state sales tax audit completed in 2005 of EasyLink Services International, Inc., a dissolved subsidiary of ESC, the Company was assessed approximately $448,000 in New York sales taxes, penalties and interest on revenue for the period of March 1, 2001 through May 31, 2004. A study prepared by an independent tax consultant concluded that the Company’s Email and EDI services were not subject to any New York sales tax. Fax and telex services that were intrastate rather than interstate would have been subject to tax in New York if deemed to be “telecommunications services.” The Company’s fax and telex services provide enhanced services to customers as opposed to mere transport, thereby distinguishing those services from “telecommunications services.” As a consequence, we believe that none of our fax or telex services are telecommunications services or are intrastate in nature, and none of these revenue, therefore, should be subject to New York state sales or local taxes.

We have appealed the assessment to an administrative law judge. The administrative law judge heard oral argument in a hearing that took place over two days in the second half of 2007. We have filed a supplemental brief in support of our position and await a response to our brief from the State of New York. The State’s response is due before the end of March 2008. We will have one final opportunity to respond to the State’s brief before the administrative law judge is expected to rule. That ruling is expected during the summer of 2008. We have accrued $356,000 in respect of this assessment as of January 31, 2008.
10. BUSINESS SEGMENT INFORMATION
The Company’s two reportable segments are:
•	Supply Chain Messaging segment, which includes VAN services, browser-based and hosted applications, the Electronic Commerce (“EC”) service center, EC outsourcing, mapping and professional services, and telex services; and

•	On Demand Messaging segment, which includes the integrated desktop messaging services, other fax services, DCM services, and the workflow service obtained in the ESC acquisition.
The Company changed its reportable segments for its 2008 fiscal year to better reflect its current business as a result of the ESC acquisition. Its previous two segments, the Electronic Commerce Solutions segment and the Electronic Commerce Services segment, have been combined into the new Supply Chain Messaging segment along with the EDI services and telex services acquired in the ESC acquisition. The On Demand Messaging segment was formed and consolidates the other ESC services described above. In reporting its segment operating income, the Company only allocates operating expenses that are directly related to the development and delivery of a reporting segment’s products and services.

The table below summarizes information about operations for the three months ended January 31, 2008 and 2007:

	Supply Chain	On Demand	Total
Three Months Ended January 31, 2008
Revenue from external customers	$12,408,790	$11,242,014	$23,650,804

Segment gross margin	$9,142,069	$7,469,322	$16,611,391

The following is a reconciliation of operating segment income to net income for the three months ended January 31, 2008:

Segment gross margin	$16,611,391
Corporate expenses	12,117,041

Operating income	4,494,350
Other income (expense), net	(2,243,365)

Income before income taxes	2,250,985
Income tax benefit	(1,021,999)

Net income	$3,272,984

	Supply Chain	On Demand	Total
Three Months Ended January 31, 2007
Revenue from external customers	$5,302,468	—	$5,302,468

Segment gross margin	$4,092,910	—	$4,092,910

The following is a reconciliation of operating segment income to net income for the three months ended January 31, 2007:

Segment gross margin	$4,092,910
Corporate expenses	3,435,491

Operating income	657,419
Other income (expense), net	62,650

Income before income taxes	720,069
Income tax expense	16,663

Net income	$703,406

The table below summarizes information about operations for the six months ended January 31, 2008 and 2007:

	Supply Chain	On Demand	Total
Six Months Ended January 31, 2008
Revenue from external customers	$23,929,025	$20,707,646	$44,636,671
Segment gross margin	$17,680,150	$13,912,206	$31,592,356
The following is a reconciliation of operating segment income to net income for the six months ended January 31, 2008:

Segment gross margin	$31,592,356
Corporate expenses	23,733,447

Operating income	7,858,909
Other income (expense), net	(7,791,827)

Income before income taxes	67,082
Income tax benefit	(1,194,139)

Net income	$1,261,221

	Supply Chain	On Demand	Total
Six Months Ended January 31, 2007
Revenue from external customers	$11,110,196	—	$11,110,196
Segment gross margin	$8,540,571	—	$8,540,571
The following is a reconciliation of operating segment income to net income for the six months ended January 31, 2007:

Segment gross margin	$8,540,571
Corporate expenses	7,280,133

Operating income	1,260,438
Other income (expense), net	101,836

Income before income taxes	1,362,274
Income tax expense	84,270

Net income	$1,278,004

11. SUBSEQUENT EVENTS
On February 22, 2008, the Company entered into the Third Amendment to Purchase Agreement with the Purchasers, further extending the date by which the initial registration statement registering shares of the class A common stock underlying the securities purchased pursuant to the Purchase Agreement must be effective. As amended, our obligation to prepare and file with the SEC a registration statement with respect to the Registrable Securities has been extended until such time as Purchasers holding at least a majority of the Registrable Securities request in writing (a “Registration Notice”) that we file such a registration statement, and we are obligated to cause such registration to become effective within 120 days following the date of the Registration Notice.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
All statements, trend analyses and other information, other than statements of historical facts, contained in the following discussion related to our financial position, business strategy and plans and objectives of management for future operations are forward-looking statements. These forward-looking statements are based on the beliefs of management, as well as assumptions made by and information currently available to management. When used in this quarterly report, the words “anticipate,” “believe,” “estimate,” “expect,” “may,” “will,” “continue” and “intend,” and words or phrases of similar import, as they relate to our financial position, business strategy and plans, or objectives of management, are intended to identify forward-looking statements. These statements reflect our current view with respect to future events and are subject to risks, uncertainties and assumptions related to various factors, including, without limitation, those described in Item 1A of Part II of this quarterly report under the heading “Risk Factors” and in our registration statements and periodic reports filed with the SEC under the Securities Act and the Exchange Act.
Although we believe our expectations are reasonable, we cannot assure you that our expectations will prove to be correct. Should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described in this annual report as anticipated, believed, estimated, expected or intended.
Critical Accounting Policies and Significant Use of Estimates in Financial Statements
The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenue and expenses. We consider certain accounting policies related to revenue recognition, valuation of acquired intangibles and impairment of long-lived assets, including goodwill, and valuation of investments to be critical policies due to the estimation process involved in each. Management discusses its estimates and judgments with the Audit Committee of our Board of Directors.
For a more detailed description on the application of these and other accounting policies, see Note 2 of the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended July 31, 2007. Reference is also made to the discussion of the application of these critical accounting policies and estimates contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for fiscal 2007. During the three months ended January 31, 2008, there were no significant or material changes in the application of critical accounting policies that would require an update to the information provided in the Form 10-K for fiscal 2007.

Six Months Ended January 31, 2008 Compared with the Six Months Ended January 31, 2007
Results of Operations
The following table reflects consolidated operating data by reported segment. All significant inter-segment and inter-company activities have been eliminated.

	Six Months Ended January 31,
	2008	2007	Variance
Revenue:
Supply Chain Messaging
EDI Services	$18,453,340	$11,110,196	$7,343,144
Telex Services	5,475,685	—	5,475,685

Total Supply Chain Messaging	23,929,025	11,110,196	12,818,829

On Demand Messaging
Fax Services	16,406,526	—	16,406,526
DCM Services	1,376,460	—	1,376,460
Other Services	2,924,660	—	2,924,660

Total On Demand Messaging	20,707,646	—	20,707,646

Total Revenue:	44,636,671	11,110,196	33,526,475

Cost of Revenue:
Supply Chain Messaging	6,248,875	2,569,625	3,679,250
On Demand Messaging	6,795,440	—	6,795,440

	13,044,315	2,569,625	10,474,690

Gross Margin:
Supply Chain Messaging	17,680,150	8,540,571	9,139,579
On Demand Messaging	13,912,206	—	13,912,206

	31,592,356	8,540,571	23,051,785

Product Development and Enhancement	3,872,222	1,302,341	2,569,881
Selling and Marketing	5,309,729	889,316	4,420,413
General and Administrative	14,551,496	5,088,476	9,463,020

	23,733,447	7,280,133	16,453,314

Other (income) expense	7,791,827	(101,836)	7,892,943

Income (loss) before income taxes	$67,082	$1,362,274	$(1,294,472)

Revenue — Total revenue increased by $33.5 million from the six-month period ending January 31, 2008 as compared to the six-month period ending January 31, 2007 due mainly to the acquisition of ESC in August 2007.
The Supply Chain Messaging segment grew $12.8 million from the six-month period ending January 31, 2007 as compared to the six-month period ending January 31, 2008. This increase included $5.5 million from telex services and $7.6 million from EDI services acquired from ESC. Of the $11.1 million in EDI services reported for the six-month period ending January 31, 2007, a comparable $10.8 million was reported in the six-month period ending January 31, 2008. The $300,000 decrease was the result of less demand for EDI professional and managed services. The Supply Chain Messaging segment comprises approximately 53% of the Company’s revenue during the 2008 six-month period.
The On Demand Messaging segment is made up entirely of service lines acquired from ESC in August 2007. As a result, there is no comparability to the six-month period ending January 31, 2007. The On Demand Messaging segment comprises approximately 47% of the Company’s revenue during the 2008 six-month period.
Cost of Revenue — Total cost of revenue increased $10.4 million from the six-month period ending January 31, 2007 compared to the six-month period ending January 31, 2008 due mainly to the acquisition of ESC during the first fiscal quarter of 2008. Cost of revenue consists mainly of telecommunication costs, which include interconnect, data line and telephone costs and network operating costs, which includes salaries, benefits, depreciation, rent, utilities and other operating costs. For the period ending January 31, 2008, telecommunication costs increased $5.7 million from the period ending January 31, 2007 and network operating costs increased $4.7 million from the same period ending in 2007.
Product Development — Product development costs increased $2.6 million from the six months ended January 31, 2007 compared to the six months ended January 31, 2008 due mainly to increases in wages and other related employment costs as the result of adding 35 ESC employees.
Selling and Marketing — Selling and marketing expenses increased $4.4 million from the six months ended January 31, 2007 to the six months ended January 31, 2008 due mainly to increases in wages and other related employment costs as the result of adding 43 ESC employees.
General and Administrative — General and administrative expenses increased $9.5 million from the six months ended January 31, 2007 to the six months ended January 31, 2008 due mainly to increases in wages and other related employment costs as a result of adding 148 ESC employees as well as $2.2 million in amortization on the intangibles acquired in the acquisition.
Other Expense — Other expenses for the six-month period ending January 31, 2008 consist mainly of interest expense of $8.2 million and a loss recorded under the equity method of $930,000 from our 20.7% ownership of ESC common stock outstanding prior to the acquisition on August 20, 2007. The interest expense consists of $5.1 million for the non-cash interest expense (see Note 5, Long Term Debt, to the Interim Condensed Consolidated Financial Statements) and $3.1 million for interest on the outstanding debt. These expenses were partially offset by $433,000 of interest income and $786,000 of foreign exchange gains.

Three Months Ended January 31, 2008 Compared with the Three Months Ended January 31, 2007
Results of Operations
The following table reflects consolidated operating data by reported segment. All significant intersegment activity has been eliminated. Accordingly, the segment results below exclude the effect of transactions with our subsidiaries.

	Three Months Ended January 31,
	2008	2007	Variance
Revenue:
Supply Chain Messaging
EDI Services	$9,394,187	$5,302,468	$4,091,719
Telex Services	3,014,603	—	3,014,603

Total Supply Chain Messaging	12,408,790	5,302,468	7,106,322

On Demand Messaging
Fax Services	8,949,066	—	8,949,066
DCM Services	702,353	—	702,353
Other Services	1,590,595	—	1,590,595

Total On Demand Messaging	11,242,014	—	11,242,014

Total Revenue:	23,650,804	5,302,468	18,348,336

Cost of Revenue:
Supply Chain Messaging	3,266,721	1,209,558	2,057,163
On Demand Messaging	3,772,692	—	3,772,692

	7,039,413	1,209,558	5,829,855

Gross Margin:
Supply Chain Messaging	9,142,069	4,092,910	5,049,159
On Demand Messaging	7,469,322	—	7,469,322

	16,611,391	4,092,910	12,518,481

Product Development and Enhancement	1,839,541	585,697	1,253,844
Selling and Marketing	2,927,111	369,359	2,557,752
General and Administrative	7,350,389	2,480,435	4,869,954
	12,117,041	3,435,491	8,681,550

Other (income) expense	2,243,365	(62,650)	2,306,015
Income (loss) before income taxes	$2,250,985	$720,069	$1,530,916

Revenue — Total revenue increased by $18.3 million from the three-month period ending January 31, 2007 as compared to the three-month period ending January 31, 2008 due mainly to the acquisition of ESC in August 2007.
The Supply Chain Messaging segment grew $7.1 million from the three-month period ending January 31, 2007 as compared to the three-month period ending January 31, 2008. This increase included $3 million from telex services and $4.1 million from EDI services acquired from ESC. Of the $5.3 million in EDI services reported for the three-month period ending January 31, 2007, a comparable $5.2 million was reported in the three-month period ending January 31, 2008. The Supply Chain Messaging segment comprises approximately 52.5% of the Company’s revenue during the 2008 three-month period.
The On Demand Messaging segment is made up entirely of service lines acquired from ESC in August 2007. As a result, there is no comparability to the three-month period ending January 31, 2007. The On Demand Messaging segment comprises approximately 47.5% of the Company’s revenue during the 2008 three-month period.
Cost of Revenue — Total cost of revenue increased $5.8 million from the three-month period ending January 31, 2007 compared to the three-month period ending January 31, 2008 due mainly to the acquisition of ESC during the first fiscal quarter of 2008. Cost of revenue consists mainly of telecommunication costs, which include interconnect, data line and telephone costs, and network operating costs, which includes salaries, benefits, depreciation, rent, utilities and other operating costs. For the period ending January 31, 2008, telecommunication costs increased $3.3 million from the period ending January 31, 2007 and network operating costs increased $2.5 million from the same period ending in 2007.
Product Development — Product development costs increased $1.3 million from the three-month period ending January 31, 2007 compared to the three-month period ending January 31, 2008 due mainly to increases in wages and other related employment costs as the result of adding 35 ESC employees.
Selling and Marketing — Selling and marketing expenses increased $2.6 million from the three months ended January 31, 2007 to the three months ended January 31, 2008 due mainly to increases in wages and other related employment costs as the result of adding 43 ESC employees.
General and Administrative — General and administrative expenses increased $4.9 million from the three months ended January 31, 2007 to the three months ended January 31, 2008 due mainly to increases in wages and other related employment costs as the result of adding 148 ESC employees as well as $1.4 million in amortization on the intangibles acquired in the acquisition.
Other Expense — Other expenses for the three-month period ending January 31, 2008 consists mainly of interest expense of $3.15 million, including $2.4 million in non-cash interest and $1.5 million interest on the outstanding debt. During the three-month period ending January 31, 2008 we reversed an $800,000 accrual of prepayment penalties (in respect of an anticipated prepayment of the debt) which accrual was recognized during the preceding quarter, thereby reducing interest expense by such amount. Interest expense is also partially offset by $300,000 of interest income and approximately $600,000 of foreign exchange gains.
Liquidity and Capital Resources
Our principal source of liquidity consists of cash and cash equivalents and increased approximately $15.0 million for a total of approximately $21.1 million as of January 31, 2008 from approximately $6.1 million as of January 31, 2007. This increase in cash was primarily generated by $59.8 million in borrowings under the Series A and B Notes issued in connection with the ESC acquisition. $51.6 million of this cash was used along with the $13.2 million of ESC common stock previously acquired to purchase ESC. We also added $4.5 million in cash from the sale of our RapidFax assets. In addition to the cash flow from the financing activities, the Company generated $2.7 million of cash from operations. We believe these resources will provide us with sufficient liquidity to continue in operation for at least the next four fiscal quarters.

The Company has net operating loss carryforwards for tax purposes of approximately $67 million as of January 31, 2008. These carryforwards expire from 2011 to 2025. The Internal Revenue Code and Income Tax Regulations contain provisions which limit the use of available net operating loss carryforwards in any given year should significant changes (greater than 50%) in ownership interests occur. Due to the private placement of series A preferred stock in April 1999, the net operating loss carryover of approximately $19.6 million incurred prior to the private placement is subject to an annual limitation of approximately $1.4 million until that portion of the net operating loss is utilized or expires. Due to a 100% ownership change of Research Triangle Commerce, Inc. in a November 2000 acquisition by us, the acquired net operating loss of approximately $6.5 million incurred prior to the ownership change is subject to an annual limitation of approximately $1.1 million until that portion of the net operating loss is utilized or expires. Additionally, this acquisition created an ownership change for the Company as well. As such, its net operating loss of approximately $49.4 million incurred prior to the ownership change is subject to an annual limitation of approximately $2.8 million until that portion of the net operating loss is utilized or expires. In June 2004, the Company acquired Electronic Commerce Services (“ECS”). Due to the ownership change of ECS, the acquired net operating loss of approximately $1.2 million incurred by ECS prior to the ownership change is subject to an annual limitation of approximately $128,000 until that portion of the net operating loss is utilized or expires. Finally, we acquired an additional $20.2 million of net operating loss carryforwards in the merger with ESC. We are in the process of evaluating the possible limitations of the ESC loss carryforwards because of the ownership change and have fully reserved the $20.2 million as of January 31, 2008.
Under current SEC regulations, we are required to comply with Section 404(a) of the Sarbanes-Oxley Act of 2002 (“SOX”), which relates to management’s assessment of our internal controls, by July 31, 2008 and with Section 404(b) of SOX, the requirement for independent audit of our internal controls, by July 31, 2009. We incurred approximately $80,000 on compliance with these provisions during the second quarter of 2008 and an aggregate of $135,000 on compliance for the first six months of 2008, and we estimate that our cost of compliance for our 2008 fiscal year will be approximately $350,000.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.
Tabular Disclosure of Contractual Obligations
We enter into many contractual and commercial undertakings during the ordinary course of business. The following table summarizes information about certain of our obligations at January 31, 2008. The table should be read together with the Notes to the Interim Consolidated Financial Statements beginning on page 6 of this Quarterly Report.

	Payment due by period
		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 year	years	years	5 years
Operating Lease Obligations	$10,959,136	$2,785,068	$5,638,114	$2,110,446	$425,508
Series A and B Notes	$70,105,416	$—	$53,747,486	$16,357,930	$—

Total	$81,064,552	$2,785,068	$59,385,600	$18,468,376	$425,508

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
We may invest our cash in a variety of financial instruments. If invested, we account for our investment instruments in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”). All of the cash equivalents and investments are treated as available-for-sale under SFAS No. 115. Investments that are classified as cash and cash equivalents have original maturities of three months or less. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may vary widely due to changes in interest rates, or we may suffer losses in principal if forced to sell securities that have seen a decline in market value due to changes in interest rates. For the quarter ended January 31, 2008, our cash investments consisted entirely of overnight cash sweep accounts invested in a fund composed primarily of triple A rated commercial paper and government agency bonds. As of January 31, 2008, the interest rate for these investments ranged from 1.01% to 4.47%.
Item 4. Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, has carried out an evaluation of the effectiveness of our disclosure controls and procedures as of January 31, 2008, pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of such date our disclosure controls and procedures in place were effective to ensure material information and other information requiring disclosure is identified and communicated on a timely basis. There were no changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we may be party to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these matters cannot be predicted with certainty, we do not believe that the outcome of any of these claims or any of the legal matters mentioned elsewhere in this Quarterly Report will have a material adverse effect on our consolidated financial position, results of operations or cash flow.

Item 1A. Risk Factors
The following Risk Factor disclosure updates the risk factors as disclosed in our 2007 Annual Report on Form 10-K previously filed with the SEC.
Our business could be adversely affected by unfavorable general economic and business conditions. Most of our customers are businesses that use our services for business purposes. If the general economic or business climate should become unfavorable, those factors might cause fewer new customers to purchase our services, might cause existing customers to use our services less frequently and might cause some customers to cease using our services. Any such outcomes could negatively affect our ability to generate revenue.
We may not be profitable in the future. We have incurred significant losses since the Company was founded in 1991, and, as of January 31, 2008, we had an accumulated deficit of approximately $78.8 million. As per the requirements of Emerging Issues Task Force Issue No. 98-5 as modified by Emerging Issues Task Force Issue No. 00-27, the Company recorded a beneficial conversion feature amounting to $15.5 million upon the issuance of the Series A Notes and the Series B Notes discussed earlier and assigned a separate fair market value as determined by the Black-Scholes option pricing method to the Warrants issued under the Purchase Agreement related to the Notes amounting to $7.0 million. These amounts, totaling $22.5 million, are recorded by proportionately reducing the face value of the Series A and B Notes on the date of issuance with the offset to additional paid-in capital. The Company will accrete the $22.5 million through the profit and loss statement as interest expense using the interest rate method over the life of the Notes. This accretion will have a negative effect on our earnings over the next four years.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
Our 2007 Annual Meeting of Stockholders (the “Annual Meeting”) was held on January 8, 2008. There were present at the Annual Meeting, in person or by proxy, holders of 21,422,539 shares (or 88.17%) of the common stock entitled to vote.
The following directors were elected to hold office until the next annual meeting of stockholders or until their successors are elected and qualified, with the vote for each director being reflected below:

Name	Votes For	Votes Withheld
Richard J. Berman	21,029,216	393,324
Kim D. Cooke	21,049,936	372,604
Donald R. Harkleroad	21,055,506	367,034
Paul D. Lapides	21,304,907	117,633
John S. Simon	21,256,714	165,826
Thomas J. Stallings	21,067,092	355,448
The affirmative vote of the holders of a plurality of the outstanding shares of common stock represented at the Annual Meeting was required to elect each director.
The appointment of Friedman, LLP as independent public auditors to audit the consolidated financial statements of the Company and its subsidiaries for the year ending July 31, 2008, was ratified with 20,785,133 affirmative votes cast, 604,077 negative votes cast and 33,329 abstentions. The affirmative vote of the holders of a majority of the outstanding shares of common stock voting on the proposal at the Annual Meeting was required to ratify the appointment of Friedman, LLP.

Item 5. Other Information
None.
Item 6. Exhibits
2.1	Second Amendment to Securities Purchase Agreement, dated as of December 18, 2007, by and among EasyLink Services International Corporation and each of the Purchasers identified on the signature pages thereto (incorporated by reference to the Company’s Current Report on Form 8-K (File No. 000-24996), dated December 18, 2007, as filed with the Securities and Exchange Commission on December 20, 2007).

2.2	Third Amendment to Securities Purchase Agreement, dated February 22, 2008 by and among EasyLink Services International Corporation and the Purchasers identified on the signature pages thereto (incorporated by reference to the Company’s Current Report on Form 8-K (File No. 000-24996), dated February 22, 2008, as filed with the Securities and Exchange Commission on February 25, 2008).

14.1	Code of Ethics and Business Conduct (incorporated by reference to the Company’s Current Report on Form 8-K (File No. 000-24996), dated February 21, 2008, as filed with the Securities and Exchange Commission on February 22, 2008).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EASYLINK SERVICES INTERNATIONAL CORPORATION
Date: March 17, 2008	By:	/s/ Glen E. Shipley
Glen E. Shipley
Chief Financial Officer

EXHIBIT INDEX

Exhibits	Description

2.1	Second Amendment to Securities Purchase Agreement, dated as of December 18, 2007, by and among EasyLink Services International Corporation and each of the Purchasers identified on the signature pages thereto (incorporated by reference to the Company’s Current Report on Form 8-K (File No. 000-24996), dated December 18, 2007, as filed with the Securities and Exchange Commission on December 20, 2007).

2.2	Third Amendment to Securities Purchase Agreement, dated February 22, 2008 by and among EasyLink Services International Corporation and the Purchasers identified on the signature pages thereto (incorporated by reference to the Company’s Current Report on Form 8-K (File No. 000-24996), dated February 22, 2008, as filed with the Securities and Exchange Commission on February 25, 2008).

14.1	Code of Ethics and Business Conduct (incorporated by reference to the Company’s Current Report on Form 8-K (File No. 000-24996), dated February 21, 2008, as filed with the Securities and Exchange Commission on February 22, 2008).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.