Form 10-Q
period 2008-04-30
EASYLINK SERVICES INTERNATIONAL CORP
filed 2008-06-16
CIK 894738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2008

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
Yes ☐ No ☑
As of June 9, 2008 the issuer had outstanding 25,098,390 shares of class A common stock.

EASYLINK SERVICES INTERNATIONAL CORPORATION
INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Interim Condensed Consolidated Financial Statements
Condensed Consolidated Balance Sheets as of April 30, 2008 and July 31, 2007 (Unaudited)

	April 30,	July 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$27,179,529	$5,444,176
Accounts receivable, net of allowance for doubtful accounts and allowance for sales returns and allowances of $1,541,120 and $558,643, respectively	14,070,519	3,479,134
Prepaid expenses and other current assets	4,527,665	602,516

Total current assets	45,777,713	9,525,826

Property and equipment, net	8,313,302	943,836
Goodwill	44,051,765	6,293,054
Other intangible assets, net (See Note 4)	29,119,719	3,737,003
Investments	431,020	13,223,184
Restricted cash	417,330	433,635
Deferred acquisition costs	—	1,039,076
Other assets	224,689	222,172

Total assets	$128,335,538	$35,417,786

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,681,117	$615,100
Current portion of long term debt	3,907,263	10,000,000
Accrued expenses	8,377,959	1,152,774
Deferred revenue	680,971	227,496
Other current liabilities	879,421	573,577

Total current liabilities	17,526,731	12,568,947

Long term debt (See Note 5)	49,540,155	—
Deferred tax liability	10,306,895	—
Other liabilities	1,181,739	709,203

Total liabilities	$78,555,520	$13,278,150

Commitments and contingencies (See Note 10)

Stockholders’ Equity:
Preferred stock — 5,000,000 shares authorized, including 5,000 shares of series C and 250 shares of series D:
Series C Preferred Stock — par value $.01 per share, 44.76 votes per share; 5,000 shares issued and outstanding (liquidation value of $5,066,120 at 2008 and $5,116,164 at 2007)	50	50
Series D Preferred Stock — par value $.01 per share, 769 votes per share; zero and 250 shares issued and outstanding, respectively (liquidation value of $250,000 at 2007)	—	3
Common stock:
Class A — par value $.01 per share, 300,000,000 shares authorized, one vote per share; 25,092,835 and 23,263,056 shares issued and outstanding, respectively	250,938	232,630
Additional paid-in capital	122,326,210	101,860,585
Accumulated other comprehensive loss	(954,988)	—
Accumulated deficit	(71,842,192)	(79,953,632)

Total stockholders’ equity	49,780,018	22,139,636

Total liabilities and stockholders’ equity	$128,335,538	$35,417,786

See notes to interim condensed consolidated financial statements.

Condensed Consolidated Statements of Income for the three and nine months ended April 30, 2008 and 2007 (Unaudited)

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2008	2007	2008	2007

Service revenue	$23,599,696	$5,390,270	$68,236,367	$16,500,465

Cost of services	6,701,442	1,190,759	19,745,758	3,760,384

Gross Profit	16,898,254	4,199,511	48,490,609	12,740,081

Operating expenses:
Product development and enhancement	2,111,513	595,836	5,983,735	1,898,177
Selling and marketing	2,897,718	379,589	8,207,447	1,268,905
General and administrative	7,367,411	2,589,139	21,918,906	7,677,614

Operating income	4,521,612	634,947	12,380,521	1,895,385

Other income (expense):
Interest and investment income	163,160	69,856	595,836	233,542
Interest expense	(2,306,541)	(18,791)	(10,464,847)	(59,065)
Equity in losses in investment	—	—	(930,269)	—
Foreign exchange gain	128,292	—	914,214	—
Other income (expense)	11,209	288	89,359	(21,288)

Income before income taxes	2,517,732	686,300	2,584,814	2,048,574

(Benefit) provision for income taxes	(4,418,376)	135,097	(5,612,515)	219,367

Net income	6,936,108	551,203	8,197,329	1,829,207

Dividends on preferred stock	(49,180)	(48,767)	(149,956)	(233,425)
Extinguishment of dividends on retired preferred stock	—	—	—	200,000
Income attributable to common stockholders	6,886,928	$502,436	8,047,373	$1,795,782

Basic income per common share	$0.28	$0.02	$0.33	$0.08

Diluted income per common share	$0.17	$0.02	$0.29	$0.07

Anti-dilutive stock options, warrants and series C preferred stock	5,793,178	2,371,473	5,625,675	1,482,592

Weighted average number of common shares outstanding — basic	24,604,376	22,823,776	24,318,536	22,759,581

Weighted average number of common shares outstanding — diluted	48,852,869	24,234,565	48,844,713	24,674,040

See notes to interim condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows for the nine months ended April 30, 2008 and 2007 (Unaudited)

	Nine Months Ended April 30,
	2008	2007

Cash flows from operating activities:
Net income	$8,197,329	$1,829,207

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,303,225	1,517,310
Bad debt expense	373,691	364,610
Amortization of discount and other non-cash interest expense	6,963,998	58,958
Loss on disposal of fixed assets	—	52
Non-cash charges for equity instruments issued for compensation and services	345,852	694,889
Non-cash equity in losses of investment and other non-cash items	1,058,360	—
Release of valuation reserve	(4,396,995)	—

Changes in assets and liabilities, net of effects from acquisition:
Accounts receivable	(1,480,075)	(798,873)
Prepaid expenses and other assets	466,745	(222,096)
Accounts payable	149,293	(264,224)
Accrued expenses	(8,141,307)	298,933
Deferred revenue and other liabilities	(4,156,298)	(239,096)

Net cash provided by operating activities	5,683,818	3,239,670

Cash flows from investing activities:
Payment for purchase of acquisitions, net of cash acquired	(53,453,874)	(320,551)
Payment for investments	(429,919)	—
Proceeds from sale of business	4,504,477	—
Purchases of property and equipment	(957,291)	(361,341)
Other	18,233	—

Net cash used in investing activities	(50,318,374)	(681,892)

Cash flows from financing activities:
Proceeds from sale of stock and exercise of options and warrants	6,629,702	375,081
Payment to retire preferred and common stock	—	(2,875,000)
Proceeds from borrowings for acquisition	59,788,117	—

Net cash provided by (used in) financing activities	66,417,819	(2,499,919)

Effect of foreign exchange rate changes on cash and cash equivalents	(47,910)	—

Net increase in cash and cash equivalents	21,735,353	57,859

Cash and cash equivalents, beginning of period	5,444,176	6,988,753

Cash and cash equivalents, end of period	$27,179,529	$7,046,612

See notes to interim condensed consolidated financial statements.

EASYLINK SERVICES INTERNATIONAL CORPORATION
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)
The accompanying unaudited condensed consolidated financial statements of EasyLink Services International Corporation (formerly Internet Commerce Corporation, referred to as “EasyLink,” the “Company,” “we,” “our,” or “us,”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. In the opinion of management, such statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of our financial position, results of operations and cash flows as of the dates and for the periods indicated. Pursuant to the requirements of the Securities and Exchange Commission (“SEC”) applicable to Quarterly Reports on Form 10-Q, the accompanying financial statements do not include all the disclosures required by GAAP for annual financial statements. While we believe the disclosures presented are adequate to make the information not misleading, these unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended July 31, 2007.
The condensed consolidated balance sheet as of July 31, 2007 has been derived from the audited consolidated financial statements as of that date.
Operating results for the nine-month period ended April 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2008 or any future period.
1. ORGANIZATION AND NATURE OF BUSINESS
EasyLink’s original core business deploys and manages the secure and reliable electronic exchange of essential business documents over our value added network (“VAN”), hosted applications and managed services. We are known as a trusted provider of e-commerce solutions to connect businesses, regardless of their size and level of technical sophistication, with their trading communities through electronic data interchange or “EDI.”
With our acquisition on August 20, 2007 of EasyLink Service Corporation (“ESC”), we added a comprehensive portfolio of EDI services and other messaging services that deliver high volumes of mission-critical documents through various non-EDI message delivery modes including e-mail, telex and fax. Our fax services include integrated desktop messaging which allows customers to integrate fax sending and receiving with their existing corporate e-mail systems and associated administrative systems as well as production and broadcast fax messaging services. We also enable customers to automate and personalize outbound communications with their global business partners through e-mail, file transfer, document capture and management services (“DCM”) and workflow services. DCM allows customers to digitally convert paper forms into usable data that can be processed directly by enterprise systems such as production servers, workflow solutions and databases. Workflow services provide customers the capability of moving, sorting and retrieving images and documents electronically within a work group. See Note 2, Acquisitions.
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

2. ACQUISITIONS
EasyLink Services Corporation
On August 20, 2007, we completed our acquisition by merger of ESC, which is now a wholly-owned subsidiary. ESC is a global provider of outsourced business process automation services that enable medium and large enterprises, including a majority of the Fortune 100, to improve productivity and competitiveness by transforming manual and paper-based business processes into efficient electronic business processes. We acquired ESC to diversify our service offerings, increase our revenue and obtain a larger customer base in order to compete more effectively in the market place.
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
We are obligated to offer to prepay the Notes in the event of any “Asset Sale” (defined to include the issuance of any equity securities or the sale of any assets with a value of more than $500,000) or if we accumulate more than fifteen million dollars ($15,000,000) in cash and cash equivalents (defined as “Excess Cash Flow”) at the end of any fiscal quarter, with the amount of the prepayment offer to be one hundred percent (100%) of the proceeds of the Asset Sale or fifty percent (50%) of the Excess Cash Flow. Each Purchaser has ten (10) trading days in which to accept such offer.

Accordingly, we made offers of partial prepayment in connection with Excess Cash Flow for the fiscal quarter ended October 31, 2007 and with the sale of our web-based fax delivery business. Pursuant to the terms of the Second Amendment to Purchase Agreement, the Purchasers declined both of our offers of partial prepayment and eliminated the requirement that we reduce the outstanding balance of the Series A Notes and the Series B Notes at December 17, 2007 to $60,000,000. The Second Amendment to Purchase Agreement also clarified certain language in the Purchase Agreement to provide that Excess Cash Flow would be measured at the end of each fiscal quarter.
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
In connection with the issuance and sale of the securities pursuant to the Purchase Agreement, ESC entered into a guaranty agreement whereby it has guaranteed the repayment of the Series A Notes and Series B Notes and provided a senior security interest in all or substantially all of its assets as collateral to secure such guarantee. We also granted a senior security interest in all or substantially all of our assets and pledged our shares of capital stock in ESC. All of the proceeds from the Purchase Agreement and the Bridge Agreement were used to finance the Merger.
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
On February 22, 2008, we entered into the Third Amendment to Purchase Agreement with the Purchasers, further extending the date by which the initial registration statement registering shares of the class A common stock underlying the securities purchased pursuant to the Purchase Agreement must be effective. As amended, our obligation to prepare and file with the SEC a registration statement with respect to the Registrable Securities has been extended until such time as Purchasers holding at least a majority of the Registrable Securities request in writing (a “Registration Notice”) that we file such a registration statement, and we are obligated to cause such registration to become effective within 120 days following the date of the Registration Notice.

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
The following table provides the estimated fair value of assets acquired and liabilities assumed in the ESC acquisition:

Cash	$3,971,120
Accounts receivable	10,493,510
Prepaid expenses and other current assets	3,251,342
Fixed assets	8,969,279
Intangible assets — software	8,700,000
Intangible assets — trade names	3,185,000
Intangible assets — customer relationships	19,400,000
Accounts payable	(3,830,013)
Accrued liabilities	(14,283,647)
Other current liabilities	(1,321,307)
Long term liabilities	(8,634,759)

Fair value of net assets acquired	$29,900,525

Goodwill	$40,900,900

Total purchase price	$70,801,425

Estimates of acquired intangible assets are as follows:

		Weighted Average
Acquired Intangible Assets	Estimated Fair Value	Estimated Useful Life
Customer Relationships	$19,400,000	8
Internally developed software	8,700,000	4
Trade name	3,185,000	Indefinite
Goodwill	40,900,900	Non-amortizable

Proforma Financial Information
The following unaudited proforma summary financial information presents the consolidated results of operations as if the acquisition of ESC had occurred on August 1, 2006. The pro forma results are shown for illustrative purposes only and do not purport to be indicative of the results that would have been reported if the acquisition had occurred on the date indicated or indicative of the results that may occur in the future. The results of operations of ESC are consolidated with the results of operations of the Company as of the acquisition date.

	For the nine months ended April 30,
	2008	2007
Revenues	$70,488,183	$72,055,316

Income from continuing operations	4,432,841	(297,331)
Income from discontinued operations	—	928,366

Net income	4,432,841	631,035
Income available to common stockholders	4,282,885	597,610

Basic income per common stock:
Income from continuing operations	$0.18	$(0.01)

Income from discontinued operations	$0.00	$0.04

Net Income	$0.18	$0.03

Diluted income per common stock:
Income from continuing operations	$0.17	$(0.02)

Income from discontinued operations	$0.00	$0.04

Net Income	$0.17	$0.02

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
4. ACQUIRED INTANGIBLE ASSETS
Intangible assets are summarized as follows:

	Weighted
	average
	amortization	April 30,	July 31,
	period (years)	2008	2007
Mapping technology	5	$4,780,000	$4,780,000
Purchased customer relationships	6-8	20,053,129	2,978,789
Internally developed systems	4	11,806,570	2,840,159
Trade names	<1	3,435,000	250,000

Intangible assets, gross		40,074,699	10,848,948

Less accumulated amortization:
Mapping technology		(4,780,000)	(4,780,000)
Purchased customer relationships		(2,757,915)	(905,354)
Internally developed systems		(3,346,430)	(1,382,742)
Trade names		(70,635)	(43,849)

Accumulated amortization		(10,954,980)	(7,111,945)

Intangible assets, net		$29,119,719	$3,737,003

5. LONG TERM DEBT
Notes payable at April 30, 2008 consist of the Series A Notes and the Series B Notes issued in connection with the ESC acquisition as follows:

	Series A	Series B	Total
Face value upon issuance
On August 20, 2007	$35,052,708	$35,052,708	$70,105,416
Less:
Value of beneficial conversion feature	(7,761,885)	(7,761,885)	(15,523,770)
Value of warrants	(3,504,577)	(3,504,577)	(7,009,154)
Debt issue costs	(156,048)	(156,047)	(312,095)

Net balance at August 20, 2007	23,630,198	23,630,199	47,260,397

Accretion of discounts as non-cash interest expense	3,111,807	3,055,327	6,167,134

Net balance at April 30, 2008	26,742,005	26,685,526	53,427,531

Current portion	1,941,477	1,945,899	3,887,376

Long term balance at April 30, 2008	$24,800,528	$24,739,627	$49,450,155

As per the requirements of Emerging Issues Task Force Issue No. 98-5 as modified by Emerging Issues Task Force Issue
No. 00-27, we recorded a beneficial conversion feature amounting to $15.5 million upon the issuance of the Series A Notes and the Series B Notes and assigned a separate fair market value as determined by the Black-Scholes option pricing method to the Warrants issued under the Purchase Agreement related to the Notes amounting to approximately $7.0 million. These amounts, totaling $22.5 million, were recorded by proportionately reducing the face value of the Series A Notes and the Series B Notes on the date of issuance with the offset to additional paid-in capital. We then must recognize the $22.5 million as interest expense in our financial statements over the life of the Notes using the interest rate method. We have also recorded $316,000 of debt issue costs as a discount to the debt, and we will also recognize that amount as interest expense over the life of the Notes. Should any of the Series A or Series B Notes be converted to common stock as per their terms, any proportional amount of the remaining unrecognized $22.8 million as of the date of conversion will be recognized as interest expense.
We are also subject to quarterly financial covenants as long as any portion of the debt is outstanding, including minimum requirements for recurring revenue of $22.5 million; for EBITDA that range from $2.75 million to $4.5 million over the life of the Notes; and for the ratio of EBITDA to interest expense that range from 1.55 to 3.0 over the life of the Notes.
6. EQUITY TRANSACTIONS
On April 25, 2008, the holder of 250 shares of our Series D Convertible Redeemable Preferred Stock gave notice to convert all of such shares. Each share of Series D Convertible Redeemable Preferred Stock was convertible into 769.23 shares of Class A common stock, resulting in an issuance of 192,307 shares. The effective date of the conversion was April 25, 2008.
On April 7, 2008, a holder of 98,600 of our warrants exercised those warrants in exchange for 98,600 shares of Class A common stock at a price of $2.22, for a total of $218,892 in cash.
7. NEW ACCOUNTING PRONOUNCEMENTS
We will be required to adopt Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”) for the fiscal year beginning August 1, 2008. SFAS 157 provides a single definition of fair value and a hierarchical framework for measuring it, as well as establishing additional disclosure requirements about the use of fair value to measure assets and liabilities.
In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities” (“SFAS 159”). SFAS 159 provides the option to report certain financial assets and liabilities at fair value, with the intent to mitigate volatility in financial reporting that can occur when related assets and liabilities are recorded on different bases and is effective for fiscal years beginning after November 15, 2007. We are in the process of evaluating the impact of SFAS 159, if elected, on our results of operations and financial position.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment to ARB No. 51” (“SFAS 160”). Under the provisions of SFAS 160, a noncontrolling interest in a subsidiary, or minority interest, must be classified as equity, and the amount of consolidated net income specifically attributable to the minority interest must be clearly identified in the consolidated statement of operations. SFAS 160 also requires consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any noncontrolling interest retained in a deconsolidation. SFAS 160 will be effective for our fiscal year beginning August 1, 2008. We are currently evaluating the impact of the adoption of SFAS 160 on our results of operations and financial position.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”), which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. SFAS 161 is effective for us beginning with our interim period ending January 31, 2009. We are currently assessing the potential impact that adoption of SFAS 161 may have on our financial statements.

8. RECLASSIFICATIONS OF CERTAIN COSTS
During 2008, we re-categorized reporting of certain customer and technical service costs from cost of services to general and administrative expenses, as these costs have no direct relationship to generating revenue. As such, the following reclassifications have been made to the consolidated statements of operations for the three month period ended April 30, 2007 and the nine-month period ended April 30, 2007 (unaudited). Costs of services were reduced by $808,359 for the three months ended April 30, 2007 and reclassified to general and administrative expenses. Costs of services were reduced by $2,067,709 for the nine months ended April 30, 2007 and reclassified to general and administrative expenses.
The table below summarizes the reclassifications:

	Three months ended
	April 30, 2007		Three months ended
	Previously	Customer Service	April 30, 2007
	Reported	Reclassification	Reclassified

Cost of services	$1,999,118	$(808,359)	$1,190,759
General and administrative	1,780,780	808,359	2,589,139

	Nine months ended
	April 30, 2007		Nine months ended
	Previously	Customer Service	April 30, 2007
	Reported	Reclassification	Reclassified

Cost of services	$5,828,093	$(2,067,709)	$3,760,384
General and administrative	5,609,905	2,067,709	7,677,614
9. INCOME TAXES
As of April 30, 2008, we released a portion of our valuation allowance in connection with our use of net operating loss carryforwards to offset estimated taxable income for the current fiscal year ended July 31, 2008. This release of valuation allowance resulted in a benefit of approximately $4.4 million for the nine months ended April 30, 2008. We do not anticipate releasing any additional reserve for our fiscal 2008 results.
We continue to maintain a valuation allowance against most of our deferred tax asset balance, primarily related to our net operating loss carryforward amounts of $64 million. We are in the process of conducting a review of approximately $20.2 million in additional loss carryforwards from the ESC acquisition and will evaluate the results of that study, analyze our profitability projections for future years and make appropriate revisions, if any, to the remaining valuation allowance. We expect to complete this review no later than the end of fiscal year 2008.
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

The impact of adopting FIN 48 was not material to our financial position or results of operations. During the second fiscal quarter of the nine months ended April 30, 2008, we had a $563,000 release of our FIN 48 liability due to the settlement of audits in the United States ($63,000) and the expiration of the statute of limitations in a foreign jurisdiction ($500,000). We do not expect the remaining amount of unrecognized tax benefits to change significantly in the next twelve months.
We are not currently involved in any federal or state income tax examinations. We believe that there is no tax jurisdiction in which the outcome of unresolved issues or claims is likely to be material to our financial position, cash flows or results of operations. We further believe that we have made adequate provision for all income tax uncertainties.
10. COMMITMENTS AND CONTINGENCIES
Series A and B Notes:
The Series A Notes and the Series B Notes issued pursuant to our acquisition of ESC are convertible into shares of our class A common stock at a conversion price of $3.036 per share at any time. The security agreement limits the Purchasers’ investment in our stock to 9.9% of the outstanding shares at any time, thus limiting the number of shares that can be converted at any one time.
Representations and Warranties:
As part of our standard license agreements, we have agreed to indemnify our customers against liability if our products infringe a third party’s intellectual property rights. Historically, we have not incurred any significant costs related to performance under these indemnities. As of April 30, 2008, we are not subject to or aware of any potential significant litigation alleging that our products infringe the intellectual property rights of any third parties.
Letters of Credit:
We have provided cash collateral for certificates of deposit in the aggregate amount of $417,330 at April 30, 2008, which certificates of deposit serve as security deposits for certain lease agreements.
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
Penalty for Failure to Register Shares:
Under the terms of the Purchase Agreement (as amended to date), if we fail to have a registration statement declared effective by the SEC for the underlying class A common shares required for the conversion of the Notes or exercise of the Warrants within 120 days after notice is requested, we will be subject to a monthly penalty of 1% of the principal amount of the outstanding Series A Notes and the Series B Notes or the value of the registrable securities underlying the Warrants. The penalty continues to apply for each month of failure to register such shares. As of June 9, 2008, we have not received a request from the Purchasers regarding conversion and registration.
In addition, if our class A common shares are no longer listed or quoted or are suspended from trading for more than three consecutive days on an eligible market, as defined in the Purchase Agreement, a penalty equal to 1% of the principal amount of the outstanding Notes would also be due. Under SFAS No. 5, “Accounting for Contingencies,” our management believes that the likelihood of these conditions taking place is remote.

New York State Sales Tax Assessment:
As a result of a New York state sales tax audit completed in 2005 of EasyLink Services International, Inc., a dissolved subsidiary of ESC, we were assessed approximately $448,000 in New York sales taxes, penalties and interest on revenue for the period of March 1, 2001 through May 31, 2004. A study prepared by an independent tax consultant concluded that our Email and EDI services were not subject to any New York sales tax. Fax and telex services that were intrastate rather than interstate would have been subject to tax in New York if deemed to be “telecommunications services.” Our fax and telex services provide enhanced services to customers as opposed to mere transport, thereby distinguishing those services from “telecommunications services.” As a consequence, we believe that none of our fax or telex services are “telecommunications services” or are intrastate in nature, and that none of these revenues should be subject to New York state sales or local taxes.
We have appealed the assessment to an administrative law judge. The administrative law judge heard oral arguments in a hearing that took place over two days in the second half of 2007. We filed a supplemental brief in support of our position and received a response from the State of New York in early March 2008. We replied on March 31, 2008. A ruling is expected during the second half of the calendar year. We have accrued $356,000 in respect of this assessment as of April 30, 2008.
11. BUSINESS SEGMENT INFORMATION
Our two reportable segments are:
•	Supply Chain Messaging segment, which includes VAN services, browser-based and hosted applications, EDI outsourcing and services, mapping and professional services, and telex services; and

•	On Demand Messaging segment, which includes the integrated desktop messaging services, other fax services, DCM services, and the workflow service obtained in the ESC acquisition.
We changed our reportable segments for the 2008 fiscal year to better reflect our current business as a result of the ESC acquisition. The previous two segments, Electronic Commerce Solutions and Electronic Commerce Services, were combined into the new Supply Chain Messaging segment along with the EDI services and telex services acquired in the ESC acquisition. The On Demand Messaging segment was formed and consolidates the other ESC services described above. In reporting segment operating income, we allocate operating expenses that are directly related to the development and delivery of a reporting segment’s products and services.

The table below summarizes information about operations for the three months ended April 30, 2008 and 2007:

	Supply Chain	On Demand	Total
Three Months Ended April 30, 2008
Revenue from external customers	$12,317,430	$11,282,266	$23,599,696

Segment gross profit	$9,213,492	$7,684,762	$16,898,254

The following is a reconciliation of operating segment income to net income for the three months ended April 30, 2008:

Segment gross profit	$16,898,254
Corporate expenses	12,376,642

Operating income	4,521,612
Other income (expense), net	(2,003,880)

Income before income taxes	2,517,732
Income tax benefit	(4,418,376)

Net income	$6,936,108

	Supply Chain	On Demand	Total
Three Months Ended April 30, 2007
Revenue from external customers	$5,390,270	—	$5,390,270

Segment gross profit	$4,199,511	—	$4,199,511

The following is a reconciliation of operating segment income to net income for the three months ended April 30, 2007:

Segment gross profit	$4,199,511
Corporate expenses	(3,564,564)

Operating income	634,947
Other income (expense), net	51,353

Income before income taxes	686,300
Income tax expense	135,097

Net income	$551,203

The table below summarizes information about operations for the nine months ended April 30, 2008 and 2007:

	Supply Chain	On Demand	Total
Nine Months Ended April 30, 2008
Revenue from external customers	$36,246,455	$31,989,912	$68,236,367

Segment gross profit	$26,893,641	$21,596,968	$48,490,609

The following is a reconciliation of operating segment income to net income for the nine months ended April 30, 2008:

Segment gross profit	$48,490,609
Corporate expenses	36,110,088

Operating income	12,380,521
Other income (expense), net	(9,795,707)

Income before income taxes	2,584,814
Income tax benefit	(5,612,515)

Net income	$8,197,329

	Supply Chain	On Demand	Total
Nine Months Ended April 30, 2007
Revenue from external customers	$16,500,465	—	$16,500,465

Segment gross profit	$12,740,081	—	$12,740,081

The following is a reconciliation of operating segment income to net income for the nine months ended April 30, 2007:

Segment gross profit	$12,740,081
Corporate expenses	10,844,696

Operating income	1,895,385
Other income (expense), net	153,189

Income before income taxes	2,048,574
Income tax expense	219,367

Net income	$1,829,207

12. SUBSEQUENT EVENTS
Beginning in May, 2008, we began to repurchase stock in accordance with a stock buyback program resolution adopted recently by our Board of Directors. On May 1, 2008, York Capital Management, L.P. and the other Purchasers who are party to the Securities Purchase Agreement dated May 3, 2007 (as amended, the “Purchase Agreement”) executed and delivered to the Company a Conditional Waiver and Consent to Repurchase of Common Shares, waiving the provisions of the Purchase Agreement that restricted the Company from repurchasing its own common stock to the extent that the Company’s repurchase does not exceed one million shares of the Company’s Series A common stock and that such repurchases are consummated on or before December 31, 2008. Pursuant to the resolutions adopted by our Board of Directors, all such repurchases must be made in accordance with Rule 10b-18 promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934.

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
Beneficial Conversion Feature and Accretive Interest Expense – As per the requirements of Emerging Issues Task Force Issue No. 98-5 as modified by Emerging Issues Task Force Issue No. 00-27, the Company has recognized a beneficial conversion feature of approximately $15.5 million upon issuance of the Series A Notes and Series B Notes and assigned a separate fair market value as determined by the Black-Scholes option pricing model to the Warrants issued under the Purchase Agreement of approximately $7.0 million. The combined amounts for the beneficial conversion feature and the Warrants of approximately $22.5 million proportionately reduced the face value recorded for the Series A Notes and Series B Notes on the date of issuance with the offset going to additional paid-in-capital. The Company will accrete the $22.5 million through the profit and loss statement as interest expense using the interest rate method over the life of the Series A Notes and Series B Notes. Should any of the Series A Notes and Series B Notes be converted to common stock as per their terms, any proportional amount of the remaining unaccreted $22.5 million as of the date of conversion will be recognized as interest expense. The accretive interest recorded for the first nine months of the year equals approximately $6.2 million.
For a more detailed description on the application of these and other accounting policies, see Note 2 of the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended July 31, 2007. Reference is also made to the discussion of the application of these critical accounting policies and estimates contained in Management’s Discussion and Analysis of Financial Condition and Results of Operation in our Annual Report on Form 10-K for fiscal 2007. During the three months ended April 30, 2008, there were no significant or material changes in the application of critical accounting policies that would require an update to the information provided in the Form 10-K for fiscal 2007.

Nine Months Ended April 30, 2008 Compared with the Nine Months Ended April 30, 2007
Results of Operations
The following table reflects consolidated operating data by reported segment. All significant inter-segment and inter-company activities have been eliminated.

	Nine Months Ended April 30,
	2008	2007	Variance
Revenue:
Supply Chain Messaging
EDI Services	$27,863,355	$16,500,465	$11,362,890
Telex Services	8,383,100	—	8,383,100

Total Supply Chain Messaging	36,246,455	16,500,465	19,745,990

On Demand Messaging
Fax Services	25,452,140	—	25,452,140
DCM Services	2,085,282	—	2,085,282
Other Services	4,452,490	—	4,452,490

Total On Demand Messaging	31,989,912	—	31,989,912

Total Revenue:	68,236,367	16,500,465	51,735,902

Cost of Revenue:
Supply Chain Messaging	9,352,814	3,760,384	5,592,430
On Demand Messaging	10,392,944	—	10,392,944

	19,745,758	3,760,384	15,985,374

Gross Margin:
Supply Chain Messaging	26,893,641	12,740,081	14,153,560
On Demand Messaging	21,596,968	—	21,596,968

	48,490,609	12,740,081	35,750,528

Product Development and Enhancement	5,983,736	1,898,177	4,085,559
Selling and Marketing	8,207,447	1,268,905	6,938,542
General and Administrative	21,918,906	7,677,614	14,241,292

	36,110,089	10,844,696	25,265,392

Other (expense) income	(9,795,706)	153,189	(9,948,895)

Income before income taxes	$2,584,814	$2,048,574	$536,241

Revenue – Total revenue for the nine month period ended April 30, 2008, was $68.2 million, an increase of $51.7 million as compared to the nine-month period ended April 30, 2007. This increase is due to the acquisition of ESC in August 2007.
The Supply Chain Messaging segment grew $19.7 million from the nine-month period ended April 30, 2007 as compared to the nine-month period ended April 30, 2008. This increase included $8.4 million from telex services and $11.3 million from EDI services acquired from ESC. The portion of the business that generated the $16.5 million in EDI services in the 2007 fiscal period decreased $600,000 during the 2008 fiscal period due to less demand for EDI professional and managed services. The Supply Chain Messaging segment comprises approximately 53% of our revenue during the 2008 nine-month period.

The On Demand Messaging segment is made up entirely of service lines acquired from ESC in August 2007. As a result, there is no comparability to the nine-month period ended April 30, 2007. The On Demand Messaging segment comprises approximately 47% of our revenue during the 2008 nine-month period.
Cost of Revenue – Total cost of revenue increased $16.0 million from the nine-month period ended April 30, 2007 compared to the nine-month period ended April 30, 2008. Again, this increase is due primarily to the acquisition of ESC during the first quarter of fiscal 2008. Cost of revenue consists mainly of telecommunication costs, which include interconnect, data line and telephone costs and network operating costs, which includes salaries, benefits, depreciation, rent, utilities and other operating costs. For the period ended April 30, 2008, telecommunication costs increased $9.4 million from the period ended April 30, 2007 and network operating costs increased $6.3 million from the same period ended in 2007.
Product Development – Product development costs increased $4.1 million from the nine months ended April 30, 2007 compared to the nine months ended April 30, 2008 due mainly to increased costs that were the result of the ESC acquisition. The increased costs consisted mainly of a $3.2 million increase in labor and benefits; an increase of $303,000 in rent, utilities and other operating expenses and a $263,000 increase in consultant and professional services.
Selling and Marketing – Selling and marketing expenses increased $6.9 million from the nine months ended April 30, 2007 to the nine months ended April 30, 2008 due mainly to increased costs that were the result of the ESC acquisition. The increased costs consisted of $4.7 million in labor and benefits, $1.4 million in external commissions, $330,000 in outside marketing expenses $256,000 in travel expenses and $133,000 in rent, utilities and other operating expenses.
General and Administrative – General and administrative expenses increased $14.2 million from the nine months ended April 30, 2007 to the nine months ended April 30, 2008 due mainly to increased costs that were the result of the ESC acquisition. The increased costs consisted mainly of $4.9 million in labor and benefits costs, $2.7 million in rent, utilities and other operating expenses, $1.2 million in professional and legal fees, $375,000 in software and hardware expenses, $230,000 in bank fees and $169,000 in insurance expenses. In addition to the regular operating expenses mentioned above, there was $3.1 million in amortization on the intangibles acquired in the acquisition.
Other Expense – Other expenses for the nine-month period ended April 30, 2008 consist mainly of interest expense of $10.5 million and a loss recorded under the equity method of $930,000 from our 20.7% ownership of ESC common stock outstanding prior to the acquisition on August 20, 2007. These expenses were partially offset by approximately $600,000 of interest income and approximately $914,000 of foreign exchange gains during the nine months ended April 30, 2008. Interest expense consists of $6.2 million for the non-cash interest expense (see Note 5, Long Term Debt, to the Interim Condensed Consolidated Financial Statements) and $4.3 million for interest on the outstanding debt.

Three Months Ended April 30, 2008 Compared with the Three Months Ended April 30, 2007
Results of Operations
The following table reflects consolidated operating data by reported segment. All significant intersegment activity has been eliminated. Accordingly, the segment results below exclude the effect of transactions with our subsidiaries.

	Three Months Ended April 30,
	2008	2007	Variance
Revenue:
Supply Chain Messaging
EDI Services	$9,410,015	$5,390,270	$4,019,745
Telex Services	2,907,415	—	2,907,415

Total Supply Chain Messaging	12,317,430	5,390,270	6,927,160

On Demand Messaging
Fax Services	9,045,614	—	9,045,614
DCM Services	708,822	—	708,822
Other Services	1,527,830	—	1,527,830

Total On Demand Messaging	11,282,266	—	11,282,266

Total Revenue:	23,599,696	5,390,270	18,209,426

Cost of Revenue:
Supply Chain Messaging	3,103,939	1,190,759	1,913,180
On Demand Messaging	3,597,503	—	3,957,503

	6,701,442	1,190,759	5,510,683

Gross Margin:
Supply Chain Messaging	9,213,491	4,199,511	5,013,980
On Demand Messaging	7,684,763	—	7,684,763

	16,898,254	4,199,511	12,698,743

Product Development and Enhancement	2,111,513	595,836	1,515,677
Selling and Marketing	2,897,718	379,589	2,518,129
General and Administrative	7,367,411	2,589,139	4,778,272

	12,376,642	3,564,564	8,812,078

Other (expense) income	(2,003,880)	51,353	(2,055,233)

Income before income taxes	$2,517,732	$686,300	$1,831,432

Revenue – Total revenue for the three months ended April 30, 2008, was $23.6 million, an increase of $18.2 million as compared to the three-month period ended April 30, 2007. This increase is primarily due to the acquisition of ESC in August 2007.
The Supply Chain Messaging segment grew $6.9 million from the three-month period ended April 30, 2007 as compared to the three-month period ended April 30, 2008. This increase included $2.9 million from telex services and $4.0 million from EDI services acquired from ESC. The portion of the business that generated the $5.4 million in EDI services in the 2007 fiscal period decreased $300,000 during the 2008 fiscal period due to less demand for EDI professional and managed services. The Supply Chain Messaging segment comprises approximately 52% of our revenue during the 2008 three-month period.
The On Demand Messaging segment is made up entirely of service lines acquired from ESC in August 2007. As a result, there is no comparability to the three-month period ended April 30, 2007. The On Demand Messaging segment comprises approximately 48% of our revenue during the 2008 three-month period.
Cost of Revenue – Total cost of revenue increased $5.5 million from the three-month period ended April 30, 2007 compared to the three-month period ended April 30, 2008 due primarily to the acquisition of ESC during the first quarter of fiscal 2008. Cost of revenue consists mainly of telecommunication costs, which include interconnect, data line and telephone costs, and network operating costs, which includes salaries, benefits, depreciation, rent, utilities and other operating costs. For the period ended April 30, 2008, telecommunication costs increased $3.2 million from the period ended April 30, 2007 and network operating costs increased $2.2 million from the same period ended in 2007.

Product Development – Product development costs increased $1.5 million from the three-month period ended April 30, 2007 compared to the three-month period ended April 30, 2008 due mainly to increased costs that were the result of the ESC acquisition. The increased costs consisted mainly of $1.2 million in labor and benefits costs, $106,000 in rent, utilities and other operating expenses, and $75,000 in consultant and professional services costs.
Selling and Marketing – Selling and marketing expenses increased $2.5 million from the three month period ended April 30, 2007 to the three month period ended April 30, 2008 due mainly to increased costs that were the result of the ESC acquisition. The increased costs consisted mainly of $1.6 million in labor and benefits costs, $456,000 in external commissions, $111,000 in travel expenses and $57,000 in rents, utilities and other operating expenses.
General and Administrative – General and administrative expenses increased $4.8 million from the three month period ended April 30, 2007 to the three month period ended April 30, 2008 due mainly to increased costs that were the result of the ESC acquisition. The increased cost consisted mainly of $1.8 million in labor and benefits costs, $919,000 in rent, utilities and other operating expenses, $416,000 in professional and legal fees, $144,000 in software and hardware expenses, and $64,000 in bank fees. In addition to the regular operating expenses mentioned above, there was $1.1 million in amortization on the intangibles acquired in the acquisition.
Other Expense – Other expenses for the three-month period ended April 30, 2008 consists mainly of interest expense of $2.3 million, including $1.1 million in non-cash interest and $1.2 million in interest on the outstanding debt. Interest expense is also partially offset by $163,000 of interest income and approximately $128,000 of foreign exchange gains.
Liquidity and Capital Resources
Our principal source of liquidity consists of cash and cash equivalents and increased approximately $21.7 million for a total of approximately $27.2 million as of April 30, 2008 from approximately $5.4 million as of April 30, 2007. This increase in cash was primarily generated by $59.8 million in borrowings under the Series A Notes and Series B Notes issued in connection with the ESC acquisition. $51.6 million of this cash was used along with the $13.2 million of ESC common stock previously acquired to purchase ESC. We also added $4.5 million in cash from the sale of our RapidFax assets. In addition to the cash flow from the financing and investing activities, we generated $5.7 million of cash from operations. We believe these resources will provide us with sufficient liquidity to continue in operation for at least the next four fiscal quarters.
We have net operating loss (“NOL”) carryforwards for tax purposes of approximately $64 million as of April 30, 2008. These NOL carryforwards expire from 2011 to 2025. The Internal Revenue Code and Income Tax Regulations contain provisions which limit the use of available NOL carryforwards in any given year should significant changes (greater than 50%) in ownership interests occur. Our annual NOL carryforward limitations prior to the acquisition of ESC were $5.4 million. We are in the process of evaluating the possible limitations of the ESC NOL carryforwards because of the ownership change and have fully reserved the $20.2 million of the ESC NOL carryforward as of April 30, 2008. Due to the NOL carryforwards, we do not expect to make material cash outlays for US federal and state taxes during the next twelve months.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.
Tabular Disclosure of Contractual Obligations
We enter into many contractual and commercial undertakings during the ordinary course of business. The following table summarizes information about certain of our obligations at April 30, 2008. The table should be read together with the Notes to the Interim Consolidated Financial Statements beginning on page 6 of this Quarterly Report.

	Payment due by period
		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 year	years	years	5 years
Operating Lease Obligations	$13,915,508	$3,362,499	$6,207,979	$3,098,742	$1,246,288

Series A and B Notes	$70,105,416	$4,673,694	$56,084,333	$9,347,389	$—

Total	$84,020,924	$8,036,193	$62,292,312	$12,446,131	$1,246,288

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
We may invest our cash in a variety of financial instruments. If invested, we account for our investment instruments in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”). All of the cash equivalents and investments are treated as available-for-sale under SFAS 115. Investments that are classified as cash and cash equivalents have original maturities of three months or less. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may vary widely due to changes in interest rates, or we may suffer losses in principal if forced to sell securities that have seen a decline in market value due to changes in interest rates. For the quarter ended April 30, 2008, our cash investments consisted entirely of overnight cash sweep accounts invested in a fund composed primarily of triple A rated commercial paper and government agency bonds. As of April 30, 2008, the interest rate for these investments ranged from 2.43% to 3.15%.
Item 4. Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, has carried out an evaluation of the effectiveness of our disclosure controls and procedures as of April 30, 2008, pursuant to Exchange Act Rules 13a-15(e) and
15d-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of such date our disclosure controls and procedures in place were effective to ensure material information and other information requiring disclosure is identified and communicated on a timely basis. There were no changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.
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

We may not be profitable in the future. We have incurred significant losses since our inception in 1991, and, as of April 30, 2008, we had an accumulated deficit of approximately $71.8 million. As per the requirements of Emerging Issues Task Force Issue No. 98-5 as modified by Emerging Issues Task Force Issue No. 00-27, we recorded a beneficial conversion feature amounting to $15.5 million upon the issuance of the Series A Notes and the Series B Notes discussed earlier and assigned a separate fair market value as determined by the Black-Scholes option pricing method to the Warrants issued under the Purchase Agreement related to the Notes amounting to $7.0 million. These amounts, totaling $22.5 million, were recorded by proportionately reducing the face value of the Series A Notes and Series B Notes on the date of issuance with the offset to additional paid-in capital. We will accrete the $22.5 million through the profit and loss statement as interest expense using the interest rate method over the life of the Notes. This accretion will have a negative effect on our earnings.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
None.
Item 6. Exhibits

10.1*
Amended and Restated Employment Agreement between EasyLink Services International Corporation and Thomas J. Stallings dated April 1, 2008 (incorporated by Reference to the Company’s Current Report on Form 8-K (File No. 000-24996), dated April 1, 2008, as filed with the Securities and Exchange Commission on April 2, 2008).

10.2*
Amended and Restated Employment Agreement between EasyLink Services International Corporation and Glen E. Shipley dated April 1, 2008 (incorporated by Reference to the Company’s Current Report on Form 8-K (File No. 000-24996), dated April 1, 2008, as filed with the Securities and Exchange Commission on April 2, 2008).

10.3*
Amended and Restated Employment Agreement between EasyLink Services International Corporation and Kevin R. Maloney dated April 1, 2008 (incorporated by Reference to our Current Report on Form 8-K (File No. 000-24996), dated April 1, 2008, as filed with the Securities and Exchange Commission on April 2, 2008).

10.4*
Amended and Restated Employment Agreement between EasyLink Services International Corporation and John Mecke dated April 1, 2008 (incorporated by Reference to the Company’s Current Report on Form 8-K (File No. 000-24996), dated April 1, 2008, as filed with the Securities and Exchange Commission on April 2, 2008).

10.5*
Amended and Restated Employment Agreement between EasyLink Services International Corporation and Terri Deuel dated April 1, 2008 (incorporated by Reference to our Current Report on Form 8-K (File No. 000-24996), dated April 1, 2008, as filed with the Securities and Exchange Commission on April 2, 2008).

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
Date: June 16, 2008

EASYLINK SERVICES INTERNATIONAL CORPORATION
By:	/s/ Glen E. Shipley
Glen E. Shipley
Chief Financial Officer

EXHIBIT INDEX

Exhibits	Description

10.1*
Amended and Restated Employment Agreement between EasyLink Services International Corporation and Thomas J. Stallings dated April 1, 2008 (incorporated by Reference to the Company’s Current Report on Form 8-K (File No. 000-24996), dated April 1, 2008, as filed with the Securities and Exchange Commission on April 2, 2008).

10.2*
Amended and Restated Employment Agreement EasyLink Services International Corporation and Glen E. Shipley dated April 1, 2008 (incorporated by Reference to the Company’s Current Report on Form 8-K (File No. 000-24996), dated April 1, 2008, as filed with the Securities and Exchange Commission on April 2, 2008).

10.3*
Amended and Restated Employment Agreement EasyLink Services International Corporation and Kevin R. Maloney dated April 1, 2008 (incorporated by Reference to the Company’s Current Report on Form 8-K (File No. 000-24996), dated April 1, 2008, as filed with the Securities and Exchange Commission on April 2, 2008).

10.4*
Amended and Restated Employment Agreement EasyLink Services International Corporation and John Mecke dated April 1, 2008 (incorporated by Reference to the Company’s Current Report on Form 8-K (File No. 000-24996), dated April 1, 2008, as filed with the Securities and Exchange Commission on April 2, 2008).

10.5*
Amended and Restated Employment Agreement EasyLink Services International Corporation and Terri Deuel dated April 1, 2008 (incorporated by Reference to the Company’s Current Report on Form 8-K (File No. 000-24996), dated April 1, 2008, as filed with the Securities and Exchange Commission on April 2, 2008).

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