Form 10-K
period 2008-07-31
EASYLINK SERVICES INTERNATIONAL CORP
filed 2008-10-21
CIK 894738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2008
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
Class A common stock, $.01 par value per share
Name of each exchange on which registered: NASDAQ
Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated ☑	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of September 30, 2008, the issuer had outstanding 25,026,393 shares of class A common stock. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of January 31, 2008 was approximately $69,957,698 based on the closing price for the class A common stock of $3.12 on the Nasdaq Capital Market on that date.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement in connection with its 2008 Annual Meeting of Stockholders, to be held on or about January 8, 2009, are incorporated by reference in Part III of this Form 10-K to the extent stated herein.

EASYLINK SERVICES INTERNATIONAL CORPORATION

ANNUAL REPORT ON FORM 10-K

-i-

PART I
Forward-Looking Statements
This annual report on Form 10-K contains a number of “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Specifically, all statements other than statements of historical facts included in this annual report regarding our financial position, business strategy and plans and objectives of management for future operations are forward-looking statements. These forward-looking statements are based on the beliefs of management, as well as assumptions made by and information currently available to management. When used in this annual report, the words “anticipate,” “believe,” “estimate,” “expect,” “may,” “will,” “hope,” “continue” and “intend,” and words or phrases of similar import, as they relate to our financial position, business strategy and plans, or objectives of management, are intended to identify forward-looking statements. These statements reflect our current view with respect to future events and are subject to risks, uncertainties and assumptions related to various factors including, without limitation, those described starting on page10 of this annual report under the heading “Risk Factors” and in our registration statements and periodic reports filed with the Securities and Exchange Commission (“SEC”) under the Securities Act and the Exchange Act.
Although we believe that our expectations are reasonable, we cannot assure you that our expectations will prove to be correct. Should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described in this annual report as anticipated, believed, estimated, expected, hoped or intended.
References in this annual report to “EasyLink,” “ESIC,” “the Company,” “we,” “us,” and “our” refer to EasyLink Services International Corporation and our wholly-owned subsidiaries on a consolidated basis, unless otherwise stated.
Item 1. Business
Overview
EasyLink Services International Corporation is a Delaware corporation founded in 1991. We are a global provider of value added services that facilitate the electronic exchange of documents and information between enterprises, their trading communities and their customers. We deliver our services through a global Internet Protocol (“IP”) network, which hosts our applications on enterprise-class platforms that are comprised of server and network operations centers located worldwide.
Our core services include electronic data interchange (“EDI”) services, fax services, telex services and other services that are integral to the movement of money, materials, products and people in the global economy including documents such as insurance claims, trade and travel confirmations, purchase orders, invoices, shipping notices and funds transfers that help our customers to be more efficient and mobile. Our operations include two business segments defined as follows:
•	Supply Chain Messaging Segment (“Supply Chain”) segment, which includes all our EDI and telex services. This segment was 100%, 100% and 53% of reported revenue for the years ending July 31, 2006, 2007 and 2008, respectively.

•	On Demand Messaging Segment (“On Demand”) segment, which includes all fax, e-mail, document capture and management (“DCM”) and workflow services. This segment was 0%, 0% and 47% of reported revenue for the years ending July 31, 2006, 2007 and 2008, respectively.
Prior to our merger with EasyLink Services Corporation (“ESC”) in August of 2007, we were known as Internet Commerce Corporation (“ICC”) and had reported two different business segments solely related to our EDI service offerings through our fiscal year ended July 31, 2007, both of which are now reported in the Supply Chain Segment.
Our principal executive offices are located at 6025 The Corners Parkway, Suite 100, Norcross, Georgia 30092, and our telephone number at that location is (678) 533-8000.

Recent Acquisitions
EasyLink Services Corporation. On August 20, 2007, we completed our acquisition by merger of ESC. We acquired ESC to diversify our service offerings, increase our revenue and obtain a larger customer base in order to compete more effectively in the global marketplace.
This acquisition process began on May 3, 2007, when we and one of our then existing wholly-owned subsidiaries, Jets Acquisition Sub, Inc. (the “Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) to acquire ESC (the “Merger”). Under the terms of the Merger Agreement, we paid $5.80 per share in cash in exchange for each share of class A common stock of ESC, for an aggregate purchase price of approximately $70.8 million.
On May 3, 2007, in order to finance the Merger, we entered into a Securities Purchase Agreement (as amended, the “Purchase Agreement”) with certain accredited institutional investors (the “Purchasers”) affiliated with York Capital Management (“York Capital”). On July 2, 2007, in order to secure bridge financing for the Merger, we entered into an additional Securities Purchase Agreement with the Purchasers (the “Bridge Agreement”), pursuant to which the Purchasers purchased an aggregate of $10 million in principal amount of Senior Secured Convertible Notes (the “Bridge Notes”) issued by EasyLink.
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
Pursuant to the terms and conditions set forth in the Purchase Agreement and the Bridge Agreement, the Purchasers purchased from us Series A Notes in an original aggregate principal amount of $30 million and Series B Notes in an original aggregate principal amount of $30 million. In addition, the Purchasers converted all of the Bridge Notes into equal portions of Series A Notes and Series B Notes in an original principal amount of $10 million plus accrued interest. The Series A Notes bear interest at the prime rate plus 75 basis points (0.75%) less an interest factor based on the performance of our class A common stock with interest payable either quarterly in arrears or annually in advance at our option. The Series B Notes bear interest at the prime rate plus 300 basis points (3.00%) less an interest factor based on the performance of our class A common stock with interest payable either quarterly in arrears or annually in advance at our option.
Both the Series A Notes and the Series B Notes (collectively, the “Notes”) have a term of four years and must be repaid in 30 equal monthly installments of principal beginning 18 months after issuance. We may prepay the Notes at any time, subject to a prepayment penalty of up to 25% and certain other conditions. Prior to August 20, 2008, we also had the option to prepay $15 million of the Series B Notes from the proceeds of certain types of asset sales, which prepayment would have been subject to a 12.5% prepayment penalty.
Prior to December 19, 2007, we were required to prepay a total of $5 million of the Series A Notes and $5 million of the Series B Notes plus interest, which prepayment would have been subject to a 12.5% prepayment penalty. Pursuant to the Second Amendment to the Securities Purchase Agreement dated December 18, 2007 (the “Second Amendment to Purchase Agreement”), however, we were relieved of the obligation to make that prepayment.
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
We made offers of partial prepayment in connection with Excess Cash Flow for the first three fiscal quarters of 2008 and with the sale of our web-based fax delivery business. Pursuant to the terms of the Second Amendment to Purchase Agreement, the Purchasers declined both of our offers of partial prepayment and eliminated the requirement that we reduce the outstanding balance of the Series A Notes and the Series B Notes at December 17, 2007 to $60,000,000. The Second Amendment to Purchase Agreement also clarified certain language in the Purchase Agreement to provide that Excess Cash Flow would be measured at the end of each fiscal quarter.

The Warrants entitle the Purchasers to acquire an aggregate of 4,156,448 shares of our class A common stock. The Warrants are exercisable at a price of $3.34 per share from the closing of the ESC merger until the fifth anniversary of the date a registration statement covering the resale of the shares issuable upon exercise of the Warrants is declared effective by the SEC. The Additional Investment Rights entitle the Purchasers to purchase additional notes having terms similar to the Series A Notes in an aggregate principal amount up to $10,000,000 prior to the date on which the aggregate outstanding principal amount of the Series A and Series B Notes is less than $20,000,000.
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
On February 22, 2008, we entered into the Third Amendment to Purchase Agreement with the Purchasers, further extending the date by which the initial registration statement registering the Registrable Securities must be effective. As amended, our obligation to prepare and file with the SEC a registration statement with respect to the Registrable Securities has been extended until such time as Purchasers holding at least a majority of the Registrable Securities request in writing (a “Registration Notice”) that we file such a registration statement, and we are obligated to cause such registration to become effective within 120 days following the date of the Registration Notice.
The following table sets forth the components of the purchase price for ESC as of August 20, 2007.

Base purchase price	$63,378,560
EasyLink class A common stock issued	724,125
Transaction costs paid in cash	4,213,390
Transaction costs paid in stock	2,485,350

Total purchase price	$70,801,425

The purchase price components include $13,223,184 invested in ESC common stock as of July 31, 2007 and $1,039,076 of transaction costs incurred as of July 31, 2007, which were deferred and included as other assets on the balance sheet as of that date.

The following table provides the estimated fair value of assets acquired and liabilities assumed in the ESC acquisition:

Cash	$3,971,120
Accounts receivable	11,114,444
Prepaid expenses and other current assets	3,251,342
Fixed assets	8,969,279
Intangible assets — software	8,700,000
Intangible assets — trade names	3,185,000
Intangible assets — customer relationships	19,400,000
Accounts payable	(3,869,611)
Accrued liabilities	(14,244,428)
Other current liabilities	(1,321,307)
Long term liabilities	(5,221,862)

Fair value of net assets acquired	33,933,977
Goodwill	36,867,448

Total purchase price	$70,801,425

Estimates of acquired intangible assets are as follows:

		Weighted Average
	Estimated	Estimated
Acquired Intangible Assets	Fair Value	Useful Life
Customer Relationships	$19,400,000	8
Internally developed software	8,700,000	4
Trade name	3,185,000	Indefinite
Goodwill	36,867,448	Non-amortizable
Proforma Financial Information
The following unaudited proforma summary financial information presents the consolidated results of operations as if the acquisition of ESC had occurred on August 1, 2005. The pro forma results are shown for illustrative purposes only and do not purport to be indicative of the results that would have been reported if the acquisition had occurred on the date indicated or indicative of the results that may occur in the future. The results of operations of ESC are consolidated with the results of operations of the Company as of the acquisition date.

	2008	2007	2006
Revenues	$94,413,313	$96,453,004	$95,272,040

Income (loss) from continuing operations	12,536,264	4,396,210	(1,735,672)
Income from discontinued operations	—	928,366	—

Net income (loss)	12,536,264	1,270,201	(1,735,672)

Income (loss) available to common stockholders	12,336,035	1,186,365	(2,135,672)

Basic income (loss) per common share:
Income (loss) from continuing operations	$0.50	$0.01	$(0.10)

Income from discontinued operations	—	0.04	—

Net Income (loss)	0.50	0.05	(0.10)

Diluted income per common share:
Income (loss) from continuing operations	0.26	0.01	(0.09)

Income from discontinued operations	—	0.04	—

Net Income (loss)	$0.26	$0.05	$(0.09)

Disposition of Assets
On December 7, 2007, the Company, ESC and j2 Global Communications, Inc. (“j2 Global”) entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) pursuant to which ESC sold to j2 Global certain assets and liabilities relating to and used in ESC’s web-based fax delivery service known as RapidFax. The net purchase price paid by j2 Global was $5.2 million in cash after adjustment, subject to a holdback amount as set forth in the Asset Purchase Agreement. No gain or loss was recognized from this sale.
Industry Background
Enterprise transaction and information management solutions range from mail and fax based approaches to Internet-based point-to-point communication systems. Our customers typically use a number of these transaction management solutions. The solution that is appropriate in each case depends on the size, nature and needs of the individual customer. Non-electronic means, such as mail and courier services, are appropriate for some document exchanges, whereas electronic solutions including fax, e-mail exchange, point-to-point, EDI and web-based marketplaces, may be more suited to different operating environments. We believe the business-to-business exchange of documents and information will continue to evolve towards multiple electronic means and away from paper-based formats.
Company Background
EasyLink Services International Corporation was incorporated in Delaware in 1991 under the name Infosafe Systems, Inc. (“Infosafe”). Infosafe completed an initial public offering on January 25, 1995. On April 16, 1997, Infosafe entered into an agreement to create and fund a newly incorporated majority owned subsidiary, Internet Commerce Corporation. On June 19, 1998, Infosafe entered into an agreement of merger that merged the Internet Commerce Corporation subsidiary into Infosafe, with Infosafe remaining as the surviving corporation. On July 2, 1998, Infosafe changed its name to Internet Commerce Corporation. On June 22, 2004, ICC acquired Electronic Commerce Systems, Inc. (“ECS”) expanding our managed EDI services to small and medium sized businesses. On March 17, 2005, ICC acquired the Managed EC™ (“MEC”) division of QRS Corporation continuing the expansion of our EDI managed services business. On November 1, 2005, ICC acquired The Kodiak Group, Inc. (“Kodiak”) adding additional EDI service offerings. On May 9, 2006, ICC acquired Enable Corp. (“Enable”) adding web based EDI capabilities to our service offerings.
On August 20, 2007, ICC acquired ESC as a wholly-owned subsidiary. In conjunction with the acquisition, ICC changed its name to EasyLink Services International Corporation. ESC was originally incorporated as GlobeComm, Inc. in 1994 and had been publicly-traded since its initial public offering in June 1999. ESC previously did business under the name Mail.com and had developed or acquired a number of business messaging platforms. Mail.com changed its name to EasyLink Services Corporation in 2001 after its acquisition of ATT’s EasyLink Services division.
Business Strategy
Our goal is to grow profitably by providing our customers a range of products and services with high returns on investment and the functionality and scalability to enable enterprises of different sizes, diverse company infrastructures and various levels of technical sophistication to electronically transport, route and deliver information and documents seamlessly and securely, regardless of communication protocol or data format.
In order to reach this goal, we specifically intend to:
•	invest in or acquire complementary businesses that provide us with additional service offerings or technologies and/or expand our customer base and distribution channels;

•	expand strategic alliances and indirect sales channels by establishing and expanding strategic alliances and partnerships in order to generate organic business growth both inside and outside of the United States;

•	enhance service delivery through continued development of our existing service platforms, increased training for customer support representatives, addition of customer self-service capabilities and focus on operating efficiencies; and

•	improve sales efforts through additional investments in sales resources, sales training and marketing campaigns and initiatives.

Products and Services
Our two reportable segments, Supply Chain Messaging and On Demand Messaging, are described below.
Supply Chain Messaging
Our Supply Chain Messaging segment includes:
•	EasyLink EDI Value Added Network (“VAN”). We offer a complete, industry leading VAN solution to meet the EDI requirements of any sized company in a secure, reliable, available and flexible format. Our VAN can move information seamlessly and efficiently while expediting transaction processing regardless of file size, communication protocol, or data format. Through the use of our VAN services, our clients can improve reliability and security, cut costs without sacrificing service, expedite trading partner rollout and implementation, and increase supply chain visibility. The EasyLink EDI VAN features include:
•	Authentication on every transaction,

•	Audit trails and archival services,

•	24x7 monitoring and support,

•	Multiple connectivity options,

•	Complimentary trading partner communications reporting, and

•	Access to a web-based document manager.
•	EasyLink EDI Managed Services (“Managed Services”). Our Managed Services offer multiple EDI solutions ranging from meeting first time EDI requirements to complete outsourcing of the EDI function regardless of company size, industry or technical sophistication. Our Managed Services allow our customers to automate manual processes, focus on their core competencies, decrease costs and redeploy resources, reduce compliance issues and improve trading partner relationships. EasyLink EDI Managed Services include:
•	Outsourcing the internal management of the day-to-day EDI operations and projects required to exchange supply-chain information with trading partners by maintaining, enhancing and supporting customer EDI systems, connections and applications, handling communication and data errors, delivering mapping, testing and validation services, and managing day-to-day trading partner changes, additions, deletions and inquiries.

•	TradeGateway for Buyers, a web-based service that streamlines supplier enablement and communications, optimizes contact management and reduces the burden of costly application support and maintenance. TradeGateway for Buyers allows customers to simplify and unify supplier contact information with a common and consolidated tool, enable new trading partner access through self registration, promote supplier participation by offering an easy-to access, easy-to-use solution, manage suppliers in a consistent manner through a single access point and increase supplier compliance to customer requirements.

•	TradeGateway for Suppliers, a tailored web-based application that provides customers a white labeled user-friendly solution, requiring no previous EDI experience or technology. TradeGateway for Suppliers allows customers to set up EDI with trading partners effortlessly, use customizable parameters organized around the customer’s business, access alerts and search capabilities and reduce EDI investment by deploying a solution that requires no investment in hardware, software or personnel.

•	EDI Service Center allows a customer entry into the EDI process with nothing but fax or email capabilities. The EDI Service Center will email or fax customer inbound EDI documents in easy-to-read formats, accept customer requests for documents via email or fax turning them into the EDI format and submitting via our VAN to trading partners, print a variety of customer labels and tickets including UCC-128 labels, hang tags and UPC price stickers and update customer product information to industry product catalogs.

•	EasyLink Telex Solutions. Many organizations around the world count on telex for effective and secure communications as this form of business messaging has continued to be both a reliable and cost-effective means of communication. EasyLink’s Telex Solutions provide our customers a wide range of telex alternatives including:
•	Traditional Telex for ‘big volume’ users who are unable to change infrastructure,

•	Internet Telex, an SMTP solution that allows use of existing email clients for sending telex messages,

•	Real-Time Telex, a Windows solution that has real-time messaging features as well as a store-and-forward messaging facility, and

•	Telex Outsourcing, a means of providing Telex services where such service is required by regulation without a substantial investment in infrastructure costs for the provider.
On Demand Messaging
Our On Demand Messaging segment includes:
•	EasyLink Production Messaging. EasyLink’s Production Messaging solution is a fully managed outsourced document delivery system that integrates with a customer’s back-end system, translates documents into branded and formatted messages, and enables delivery of documents in a variety of formats, including fax, secure email, text message, and EDI. With a variety of options related to message distribution, delivery, and tracking, the solution may be tailored to fit a customer’s specific need for the mass delivery of mission critical documents such as brokerage statements, trade confirmations, invoices, bills of lading or travel reservation confirmations. EasyLink’s Production Messaging provides customers with:
•	Enhanced productivity through automated processing of documents from back-end systems,

•	Reduced cost of message delivery and required resources,

•	Improved security for document routing, and

•	Increased visibility with secure delivery confirmation and reporting.
•	EasyLink Desktop Messaging. EasyLink Desktop Messaging is an outsourced corporate faxing solution that allows enterprise customers to send and receive faxes exactly like e-mail. EasyLink’s Desktop Messaging solution allows enterprises to benefit from:
•	Paperless faxing,

•	Elimination of costly environmentally unfriendly and burdensome fax servers and fax machines,

•	Improved employee productivity,

•	Immediate visibility by a web-based management platform for usage reporting and bill-back capabilities,

•	Reduced delivery time and errors,

•	Mobile faxing through enterprise e-mail when employees are away from the office, and

•	Secure, compliant, and auditable faxes.
•	EasyLink Workflow Services. The EasyLink Workflow Service is a hosted application that integrates a customer’s critical faxes with tailored process flows to significantly improve communication efficiency, visibility and control. The solution automates all of a customer’s faxing exchanges and enables the seamless flow of information into backend systems. The EasyLink Workflow Service helps customers to:
•	Automate manual processing with faxed documents,

•	Eliminate human error associated with data entry,

•	Maximize cost savings and efficiencies for all business documents processing,

•	Develop auditable workflow processes, and

•	Reduce risk and complexities associated with current fax based processes.
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
Our research and development expenses for the years ended July 31, 2008, 2007 and 2006 were approximately $7,811,000, $2,268,000 and $613,000, respectively.
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
Sales and Marketing
We have direct and/or indirect distribution channels in Brazil, Canada, France, Germany, Hong Kong, India, Israel, Japan, Korea, Malaysia, Singapore, United Arab Emirates and the United Kingdom.
Our sales force has traditionally consisted of regional sales managers, inside sales representatives, technical sales representatives and sales support. We seek to continue to make arrangements with agents, resellers and other solution providers, to sell to companies around the world and expand our reach into markets that we do not service directly. We have dedicated a part of our sales resources to expand these indirect channels. We believe that our service offerings enable a wide variety of companies to recommend, market, and sell our services.
Customers
As of July 31, 2008, we provided services to approximately 15,000 customers in professional services, financial services, manufacturing, mining, retail, distribution, freight services, insurance, telecommunications and other industries. Our customers range in size from the Fortune 500 to sole proprietorships. The majority of our customers may generally terminate our services with 30 days notice without penalty, unless their agreement contains a minimum revenue commitment that would require payment by the customer of any unused shortfall amount upon termination. We are continuing our efforts to enter into annual or multi-year contracts with minimum commitments. For the fiscal years ended July 31, 2008, 2007 and 2006, no single customer accounted for more than 10% of our consolidated revenue.
For the fiscal years ended July 31, 2008, 2007 and 2006, approximately 28%, 2% and 1%, respectively, of our revenues were generated from international customers. The bulk of our international revenues come from the United Kingdom, Japan, France, Brazil and South Korea. Nine percent of our long-lived assets are held in foreign territories, principally the United Kingdom.
Seasonality and Backlog
Our revenues are impacted by the number of effective business days in a given period. We have no material backlog in sales orders or the provisioning of customer orders.

Competition
While we are unaware of any single competitor that provides all of the services we deliver, we compete with a range of companies in each of our two business segments, as well as with the internally developed solutions of companies who choose to insource these needs. The markets for each of our two segments are highly competitive, rapidly evolving and subject to changing technology, shifting customer needs and introductions of new products and services. We face a significant number of competitors, ranging from very large enterprises or divisions of very large companies to a number of relatively small organizations. Our Supply Chain solutions compete with large e-commerce business-to-business and EDI vendors with a broad array of VAN, software and service offerings, including GXS, Sterling Commerce and Inovis and multiple smaller EDI companies with a core competence in a particular industry or technology, “mom-and-pop” service centers or privately owned VANs. Our integrated desktop messaging and production messaging solutions compete primarily against traditional fax machine manufacturers, which are generally large and well established companies, providers of fax servers and related software, such as Captaris, Inc., as well as publicly traded and privately-held application service providers, such as Premiere Global Services, Inc. (formerly PTEK Holdings Inc.), j2 Global Communications, Inc. and Protus IP Solutions. Our telex solutions compete against Swiss Telex, Network Telex, Graphnet, Wirefast and various designated international providers of postal, telephone and telegraph (“PTT”) services.
These competitors are diverse in terms of their histories, business models, corporate strategies, financial strength, name recognition, company reputation, customer base and breadth of offerings. Our large competitors generally have more history, significantly greater financial resources, larger customer bases and more easily recognized names than we do.
We also rely on many of our competitors to interconnect with our EDI VAN services. These interconnection arrangements allow trading partners using different VANs to connect with one another for trading purposes. We currently have interconnect agreements with all major VANs.
Patents, Trademarks and Proprietary Technology
We have several technology platforms through which we provide our various services to customers. Each of those platforms was developed by our company or by companies we have acquired. To the extent we have intellectual property rights in those technology platforms, those intellectual property rights generally consist of copyrights and trade secrets. We do not have any patents that would prevent competitors from deploying technology platforms identical to ours. We take steps to ensure the ongoing confidentiality of our trade secrets and to search for additional ways to maintain the proprietary nature of our technology platforms. There can be no assurance, however, that our existing intellectual property rights will afford us adequate protection or that competitors will not develop or market competing products using technologies similar to, or better than, our own.
We have trademark rights to the name EasyLink as well as other marks and logos both in the United States and in other countries. We review our marketing and advertising efforts from time to time to ensure we take advantage of opportunities to create new or more valuable trademark rights.
In the past we held a number of patents relating to fax and other technologies. On June 12, 2006, we sold four outstanding patents and related patent applications relating to information security technology to Harmony Logic Systems LLC (“Harmony”). These patents were not being used in our services offerings and were considered immaterial to our business operations. Harmony paid us $825,000 in cash in consideration for the assignment of these patents and granted us a royalty-free, irrevocable worldwide license for the patents. In addition, we may receive a royalty of 10% of the net consideration from the licensing of the patents, if any. We have not received any royalty payments as a result of the sale of the patents. We retain some remaining patents and pending patent applications, although we do not believe they are material to our business at this time.
Although we believe that our technology does not infringe upon the proprietary rights of others, it is possible that others may have or be granted patents claiming products or processes that are necessary for or useful to the delivery of our services. From time to time we are approached by parties claiming to own patents that they claim are infringed by our services or operations. We evaluate such claims when they arise to determine whether those claims are valid and whether it would be more effective to obtain a license or dispute that any infringement is occurring. We have at times in the past obtained licenses from parties claiming to hold patents that they contended were infringed by our services or operations, including a perpetual, fully-paid license from AudioFAX IP, L.L.P. as to certain patents owned by it. See Item 3, Legal Proceedings.

Suppliers
We purchase telecommunications services pursuant to supply agreements with telecommunications service providers. Some of our agreements with telecommunications service providers contain commitments that require us to purchase a minimum amount of services through 2011. These costs were approximately $2,630,000 in fiscal year 2008. Prior to the acquisition of ESC, we did not have any material minimum commitments with telecom suppliers.
Government Regulation
In general, we operate as an unregulated provider of our various messaging services. We believe that our services are not subject to regulation in the United States by the Federal Communications Commission (“FCC”) or the by state-level public service commissions with respect to the manner in which we provide service or the prices we charge. We do not file tariffs setting forth our prices or business practices with the FCC, at the state level in the U.S. or in any other country.
We are, however, subject to regulations imposed by the FCC that relate to telecommunications as well as international telecommunications regulatory authorities, and we may be affected by regulatory decisions, trends or policies issued or implemented by federal, state, local and international authorities. We are also subject to regulatory requirements applicable to businesses generally in the United States and in the other countries where we do business.
In countries other than the United States we are sometimes required by national laws to obtain licenses or to pay license fees or similar amounts to national regulatory bodies. Such amounts are reflected in our financial statements and such non-U.S. regulatory matters are not material to our operations or business plans.
Telecommunications technologies and the laws that regulate businesses in the telecommunications industry are constantly changing and there can be no assurance that the FCC or another regulatory body may not try to extend its jurisdiction over all or a part of our business.
Employees
As of July 31, 2008, we had 359 employees. Of these employees, 289 were located in the United States and 70 were located in the United Kingdom and other international locations. None of our employees are covered by a collective bargaining agreement. We consider our relations with our employees to be good.
Web Availability of Reports
Our corporate information Website is www.easylink.com. The information on our Website is not part of this annual report on Form 10-K. However, on the Investor Information portion of this Website the public can access free of charge our annual, quarterly and current financial reports filed with the SEC as soon as reasonably practicable after the filing dates. In addition, the SEC maintains an Internet site (EDGAR) that contains other ownership reports, proxy and information statements and other information regarding our filings at http://www.sec.gov.
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
Risks Relating to Our Business
Weakness in the financial markets and in the general economy has adversely affected and may continue to adversely affect certain segments of our customers. These general economic conditions may result in a decrease in the number of new customers we are able to attract and may negatively affect the usage levels of our services as well as customer retention.
Most of our customers are businesses that use our services for business purposes. To the extent that our customers’ businesses have been adversely affected by the current uncertainties in the credit markets and weakness in the mortgage market, retail industry and general economy, those factors might cause fewer new customers to purchase our services, might cause existing customers to use our services less frequently and might cause some customers to cease using our services. Any such outcomes could negatively affect our ability to generate revenue.

Acquisitions are central to our growth plan, if we cannot find, finance and integrate accretive acquisitions, our financial results will suffer.
Our ability to implement our business plan depends on identifying appropriate acquisitions, negotiating accretive financial terms, obtaining additional financing at affordable costs, if required, and successfully integrating the acquired businesses. If our acquisition efforts are not successful, our business and financial results will suffer. If we are successful in our acquisition efforts, we expect that we will need to continue to manage and to expand multiple relationships with customers, Internet service providers and other third parties. We also expect that we will need to continue to improve our financial systems, procedures and controls and will need to expand, train and manage our workforce, particularly our information technology and sales and marketing staffs.
ESIC has reported substantial losses in the recent past and we may not be profitable in the future.
We have incurred significant losses since our inception in 1991, and, as of July 31, 2008, we had an accumulated deficit of approximately $63.7 million. As per the requirements of Emerging Issues Task Force Issue No. 98-5 as modified by Emerging Issues Task Force Issue No. 00-27, we recorded a beneficial conversion feature amounting to $15.5 million upon the issuance of the Series A Notes and the Series B Notes (discussed later in this section) and assigned a separate fair market value as determined by the Black-Scholes option pricing method to the Warrants issued under the Purchase Agreement related to the Notes amounting to $7.0 million. These amounts, totaling $22.5 million, were recorded by proportionately reducing the face value of the Series A Notes and Series B Notes on the date of issuance with the offset to additional paid-in capital. We will accrete the $22.5 million through the profit and loss statement as interest expense using the interest rate method over the life of the Notes. This accretion will have a negative non-cash effect on our earnings.
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
If we do not keep pace with rapid technological changes, customer demands and intense competition, we will not be successful. Our market is characterized by changing technology, customer demands and intense competition. The satisfactory performance, reliability and availability of our network infrastructure, customer support and document delivery systems and our web site are critical to our reputation and our ability to attract customers and maintain adequate customer service levels. If we cannot keep pace with these changes and maintain the performance and reliability of our network and customer service levels, our business will suffer. The Internet’s recent growth and the intense competition in our industry require us to continually develop strategic business and Internet solutions that enhance and improve the customer service features, functions and responsiveness of all of our existing or proposed services and that keep pace with competitive changes in information technology and customer requirements. However, there can be no assurance that we will be able to keep pace with these changes, and if we are not successful in developing and marketing enhancements to all of our services or meeting customer demands, our business may suffer.

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
In connection with our sale of the Series A Notes, Series B Notes, Warrants and Additional Investment Rights to the York Entities, we incurred $70,105,416 in additional indebtedness. As of July 31, 2008, the ratio of our long-term debt to total capitalization is 78%. As a result of this leverage, our principal and interest obligations have increased substantially. The degree to which we are leveraged could adversely affect our ability to obtain additional financing for working capital, acquisitions or other purposes and could make us more vulnerable to economic downturns and competitive pressures. Our increased leverage could also adversely affect our liquidity, as a substantial portion of available cash from operations may have to be applied to meet debt service requirements and, in the event of a cash shortfall, we could be forced to reduce other expenditures and forego potential acquisitions to be able to meet such requirements.
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
As of July 31, 2008, our net operating loss carryforward was approximately $84.1 million. Section 382 of the Internal Revenue Code contains rules that are designed to discourage persons from buying and selling the net operating losses of companies. These rules generally operate by focusing on ownership changes among stockholders owning directly or indirectly 5% or more of the common stock of a company or any change in ownership arising from a new issuance of stock by a company. In general, the rules limit the ability of a company to utilize net operating losses after a change of ownership of more than 50% of its common stock over a three-year period. Purchases of our class A common stock in amounts greater than specified levels could create a limitation on our ability to utilize our net operating losses for tax purposes in the future. We are currently subject to a limitation on the utilization of a portion of our net operating loss carryforward. The potential conversion of the notes issued in connection with our acquisition of ESC into shares of our class A common stock may result in severe limitations on our use of our existing net operating loss carryforward.
Our financial performance could cause future write-downs of goodwill or other intangible assets in future periods.
We adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Accounting for Goodwill and Other Intangible Assets” (SFAS No. 142) effective August 1, 2001. With the adoption of SFAS No. 142, goodwill is no longer amortized; however, we are required to perform an annual impairment review which could result in impairment write-downs to goodwill and/or other intangible assets. As of July 31, 2008, we had $40.2 million of goodwill and $27.7 million of other intangible assets on our balance sheet.

If we are unable to maintain or replace our existing VAN interconnect arrangements, our results of operations will suffer.
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
If we are unable to obtain necessary future capital, our business will suffer. We may need to raise additional funds if competitive pressures or technological changes are greater than anticipated, if we are unable to increase revenue at anticipated rates, if our expenses increase significantly, if our customers delay payment of our receivables, or if we identify a suitable acquisition candidate that requires a cash outlay in order to complete the transaction. We cannot assure you that any additional financing will be available on reasonable terms or at all. Raising additional funds in the future by issuing securities could adversely affect our stockholders and negatively impact our operating results. The acquisition of ESC was financed through the issuance of debt securities, and the holders of the debt securities have a claim to our assets that will have priority over any claim of our stockholders. The interest on these debt securities will increase our costs and negatively impact our operating results. If we raise additional funds through the issuance of class A common stock or securities convertible into or exchangeable for class A common stock, the percentage ownership of our then-existing stockholders will decrease, and they may experience additional dilution. In addition, any convertible or exchangeable securities may have rights, preferences and privileges more favorable to the holders than those of the class A common stock.
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
Our customers have in the past experienced interruptions in our services due to hardware failures and other computer system failures. These failures have resulted and may continue to result in significant disruptions to our service. Some of our operations have redundant switch-over capability. Although we have installed backup computers and implement procedures on other parts of our operations to reduce the impact of future malfunctions in these systems, the potential presence of single points of failure in our network increases the risk of service interruptions. Our computer and communications hardware is vulnerable to damage or interruption from fire, flood, earthquake and similar events wherever they are located. Our services would be suspended for a significant period of time if any of our primary data centers was severely damaged or destroyed. We might also lose customer transaction documents and other customer files, causing significant customer dissatisfaction and possibly giving rise to claims for monetary damages.
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
We must comply with costly reporting requirements.
Under current SEC regulations pursuant to the Sarbanes-Oxley Act of 2002 (“SOX), we are required to prepare a report regarding internal controls over financial reporting. Because we are a non-accelerated filer, current SEC rules relieve us of the obligation to have management’s report on internal controls attested by our registered public accounting firm for this annual report. If our status changes, or if the SEC modifies the rules that relieve us of this obligation, however, we may be required to have management’s report on internal controls attested by our registered public accounting firm for the annual report we expect to file for our fiscal year ending July 31, 2009. If we were required to do so, our expenses associated with complying with this requirement would increase. For the fiscal year ended July 31, 2008, our costs of complying with SOX were approximately $465,000 and are expected to be approximately $375,000 in fiscal year 2009. We cannot give any assurance that we will be fully compliant when, or if, we are required to provide an attestation from our registered public accounting firm or that our compliance costs will not exceed our expectations.
We may be subject to assessment of income, state sales or other taxes for which we may not have accrued.
We have reserves for certain international, federal, state and local income and sales taxes, and we believe that we have accrued appropriately for these taxes. With our history of acquisitions, it is possible that liabilities may arise for the combined company that were not previously in place, or liabilities may exist of which we are not presently aware. In addition, tax jurisdictions may disagree with our methods of interpreting, assessing and remitting various taxes. In the event that actual results differ from our reserves, we may need to record additional expense that could have a material effect on our reported earnings.
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

Risks Relating to our Industry and the Internet and Online Commerce Aspects of Our Business
Government regulation and legal uncertainties relating to the Internet could harm our business.
Changes in the regulatory environment in the United States and other countries could decrease our revenues and increase our costs. The Internet is largely unregulated and the laws governing the Internet remain unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws such as those governing intellectual property, privacy and taxation apply to the Internet. In addition, because of increasing popularity and use of the Internet, any number of laws and regulations may be adopted in the United States and other countries relating to the Internet or other online services covering issues such as user privacy, security, pricing and taxation, content and distribution. The cost of transmitting documents and data over the Internet could increase. We may not be able to increase our prices to cover these rising costs. Also, foreign and state laws and regulations relating to the provision of services over the Internet are still developing. If individual states or foreign countries impose taxes or laws that negatively impact services provided over the Internet, our cost of providing our services may increase.
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
Moreover, although the FCC has indicated that it views certain Internet-based services as being interstate and, thus, subject to the protection of federal laws that warrant preemption of state efforts to impose traditional common carrier regulation on these services, the FCC’s efforts are currently under legal challenge, and we cannot predict the outcome of state efforts to regulate such services or the scope of federal policy to preempt these efforts.
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
Concerns about the security of online transactions, the security of data bases and the privacy of users may inhibit the growth of the Internet as a means of delivering business documents and data. We may need to incur significant expenses to protect against the threat of security breaches or to alleviate problems caused by security breaches. We rely upon encryption and authentication technology to provide secure transmission of confidential information and various firewall systems to protect our data bases and computer systems. If our security measures do not prevent security breaches, we could suffer operating losses, damage to our reputation, litigation and possible liability. Advances in computer capabilities, new discoveries in the field of cryptography or other developments that render current encryption technology outdated may result in a breach of our encryption and authentication technology and firewalls and could enable an outside party to steal proprietary information or interrupt our operations.
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
The legal structure and scope of operations of our subsidiaries in some foreign countries may be subject to restrictions that could severely limit our ability to conduct business in these countries. To the extent that we develop or offer messaging or other services in foreign countries, we will be subject to the laws and regulations of those countries. The laws and regulations relating to the Internet and telecommunications services in many countries are evolving and in many cases are more burdensome than U.S. law and/or unclear as to their application. For example, in India, the Peoples Republic of China, and other countries, we may be subject to licensing requirements with respect to the activities in which we propose to engage, and we may also be subject to foreign ownership limitations or other approval requirements that preclude our ownership interests or limit our ownership interests to up to specified percentages of the entities through which we propose to conduct any regulated activities. If these limitations apply to our activities (including activities conducted through our subsidiaries), our opportunities to generate revenue will be reduced, our ability to compete successfully in these markets will be adversely affected, our ability to raise capital in the private and public markets may be adversely affected, and the value of our investments and acquisitions in these markets may decline. Moreover, to the extent we are limited in our ability to engage in certain activities or are required to contract for these services from a licensed or authorized third party, our costs of providing our services will increase and our ability to generate profits may be adversely affected.
Risks Relating to Our Class A Common Stock
The market price of our class A common stock is likely to be highly volatile.
During the 2008 fiscal year, the market price of our class A common stock has been volatile, ranging from a low of $2.40 to a high of $4.28, and will likely fluctuate substantially in the future. The market price of our class A common stock may fluctuate in response to variations in our quarterly operating results, changes in our financial condition, and any acquisitions, dispositions and other corporate developments we undertake or experience. In addition, the securities markets and, in particular the technology stock market sector, have experienced significant price and volume fluctuations recently that have often been unrelated or disproportionate to the operating performance of particular companies. These broad fluctuations may adversely affect the market price of our class A common stock.
Shares eligible for future sale may adversely affect our stock price.
In addition to our currently registered shares of class A common stock, with our sale of the Series A Notes, Series B Notes, Warrants and Additional Investment Rights to the York Entities, we may be required to register for resale under the Securities Act of an additional 30,541,631 shares of our class A common stock issuable to the York Entities upon conversion or exercise of the securities acquired by these entities pursuant to the York Purchase Agreement. The market price of our class A common stock and our ability to raise additional capital in the future through the sale of equity securities could be materially and adversely affected by sales of these shares or the perception that these sales could occur.

If there is not a significant demand for our class A common stock, it may make it difficult for investors to sell.
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
Item 1B. Unresolved Staff Comments
As of July 31, 2008, we have no unresolved staff comments.
Item 2. Properties
Domestic. We currently conduct our domestic operations primarily from six locations, all of which are leased. We also lease small office spaces for sales representatives in the U.S. and have non-material obligations for leased office space that was formerly used by us but is now subleased. The facilities consist primarily of sales, development, operations and administrative offices. A summary of our principal leased properties that are currently in use are as follows:

Location	Description	Area (Sq. Ft.)	Lease Expiration
Norcross, GA	Office space	12,949	May 31, 2010
East Setauket, NY	Office space	8,900	June 30, 2009
Carrollton, GA	Office space	8,000	July 31, 2009
Pittsfield, MA	Office space	4,787	December 31, 2009
New York, NY(1)	Office space	18,548	November 30, 2010
Vandalia, Ohio	Office space	9,100	June 30, 2010
Piscataway, NJ	Office space	67,000	February 1, 2013

(1)	We sublease 100% of this facility. The sublease terminates simultaneously with our lease agreement on November 30, 2010.
We maintain four domestic data centers in leased co-location facilities designed to house computer systems in secure locations with redundant power and internet access. We may also from time to time rent executive office space for sales personnel outside of our primary office areas.
International. We lease approximately 11,000 square feet of office space in two locations in England under leases expiring in June 2017, with cancellation allowable after 2011. We also from time to time lease executive or back office space in other international locations in Europe, Asia and the United Arab Emirates. We have tele-housing and co-location agreements under short-term leases for our communications nodes around the world.
We believe that these facilities should be adequate for our present and reasonably foreseeable operating requirements.

Item 3. Legal Proceedings
In June 2008, j2 Global Communications, Inc. (“J2”) filed a lawsuit against us in the U.S. District Court for the Eastern District of Texas claiming that our fax services infringe two of J2’s patents. J2 filed identical or very similar lawsuits against several other competitors in the same court at approximately the same time. J2 claims to be seeking unspecified damages as well as injunctive relief. We have filed an answer in the litigation denying J2’s claims and seeking a declaratory judgment that J2’s patents are invalid.
From time to time we have litigation with other parties involving amounts in controversy that are not material, including actions that we file to recover amounts we believe are owed to us.
With respect to each of the foregoing matters where parties have asserted claims against us we believe we have adequate defenses, intend to defend ourselves vigorously, and believe that the litigation will not result in any material adverse effect.
The outcome of litigation may not be assured, and despite management’s views of the merits of any litigation, or the reasonableness of our estimates and reserves, our cash balances could nonetheless be materially affected by an adverse judgment. In accordance with SFAS No. 5 “Accounting for Contingencies,” we believe we have adequately reserved for the contingencies arising from the above legal matters where an outcome was deemed to be probable and the loss amount could be reasonably estimated. As such, we do not believe that the anticipated outcome of the aforementioned proceedings will have a materially adverse impact on our financial condition, cash flows, or results of operations.
Item 4. Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended July 31, 2008.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
(a) Market Information.
Since January 30, 2003, our class A common stock has traded on what is now known as the NASDAQ Capital Market. Our class A common stock currently trades under the symbol ESIC. The following table sets forth the high and low closing prices of our class A common stock for the periods indicated. These quotations represent prices between dealers in securities, do not include retail mark-ups, mark-downs or commissions and do not necessarily represent actual transactions.

	Fiscal Year Ended July 31,
	2008		2007
	High	Low	High	Low
class A common stock
First Quarter	$3.89	$2.91	$3.98	$3.00
Second Quarter	$3.70	$2.64	$3.74	$2.90
Third Quarter	$3.15	$2.52	$3.06	$2.21
Fourth Quarter	$3.92	$2.60	$3.60	$2.75
(b) Holders.
The closing price of our class A common stock as reported by the NASDAQ Capital Market on September 30, 2008 was $3.29. As of September 30, 2008, there were approximately 182 record holders of our class A common stock. Many of our shares of class A common stock are held by brokers and other institutions on behalf of stockholders and we are unable to estimate the number of these stockholders.

(c) Performance Graph.
The following line-graph provides a comparison of the cumulative total stockholder return on our class A common stock for the period from July 31, 2003 through July 31, 2008, against the CRSP Total Return Index for the Nasdaq National Market (U.S. and Foreign) (the “NASDAQ Market Index”) and the Hemscott Group Index (“Hemscott Group Index”). The comparisons in the graph are required by the rules promulgated by the SEC and are not intended to forecast or be indicative of possible future performance of our class A common stock. Data for the NASDAQ Market Index and the Hemscott Group Index assume reinvestment of dividends. We have never paid dividends on our class A common stock and have no present plans to do so.
(d) Dividends.
We have not paid any cash dividends on our class A common stock and do not intend to declare or pay such dividends in the foreseeable future. The holders of the outstanding shares of our series C preferred stock are entitled to a 4% annual dividend payable in cash or in shares of class A common stock, at our option. These dividends are payable on January 1st of each year.
On December 14, 2006, two subsidiaries of 3V Capital LLC (3V Capital Fund Ltd. and Distressed/High Yield Trading Opportunities, Ltd. (collectively, the “3V Entities”)) acquired from Omega Liquidating Trust, the liquidating trust for the bankrupt Cable & Wireless USA, 10,000 shares of our series C preferred stock and 381,111 shares of our class A common stock, which had previously been issued as dividend payments. Thereafter, on December 20, 2006, ESIC entered into a Stock Purchase Agreement with each of the 3V Entities, pursuant to which we reacquired a total of 5,000 shares of our series C preferred stock and 190,555 shares of our class A common stock for an aggregate purchase price of $2,875,000. Following this reacquisition of shares by us, the 3V Entities together continue to own the remaining 5,000 shares of our series C preferred stock and 190,556 shares of our class A common stock. The repurchased shares were subsequently retired. As of July 31, 2008, all outstanding dividend amounts declared and payable per the terms of the series C preferred stock have been paid. We will continue to accrue and annually pay the 4% dividend as per the terms of the remaining outstanding series C preferred stock.

(e) Securities Authorized for Issuance under Equity Compensation Plans.
The following table provides information regarding our current equity compensation plans as of July 31, 2008:

Equity Compensation Plan Information
(a)
	Shares of class A		(c)
	common stock to be		Shares of class A common
	issued upon exercise	(b)	stock remaining available
	of outstanding	Weighted-average	for future issuance under
	options, warrants,	exercise price of	equity compensation plans
	rights and restricted	outstanding options,	(excluding securities
	stock	warrants, rights and	reflected in column (a))
Plan Category	(in thousands)	restricted stock	(in thousands)
Equity compensation plans approved by security holders (1)	3,975	$3.26	4,282

Equity compensation plans not approved by security holders (2)	239	$38.50	—

Total	4,214	$5.26	4,282

(1)	Includes stock options to purchase 1,677 shares of class A common stock with a weighted average exercise price of $9.30 per share under the Employee Stock Option Plan of Research Triangle Commerce, Inc. (“RTCI”), which was assumed in connection with our acquisition of RTCI on November 6, 2000.

(2)	Includes stock options to purchase 150,000 shares of class A common stock and warrants to purchase 88,922 shares of class A common stock issued pursuant to individual compensation arrangements. These stock options have a weighted average exercise price of $60.00 per share and were awarded to a former president and chief executive officer under an employment contract. The warrants are described in Note 9, Stockholders’ Equity, of the Notes to Consolidated Financial Statements included elsewhere in this annual report. The issuance of all the warrants set forth in Note 9 under the caption “2004 Private Placement Commission Warrants” constitute individual compensation arrangements.

Item 6. Selected Financial Data
Our selected consolidated statements of operations data for each of the years in the five-year period ended July 31, 2008 is presented below. Our selected balance sheet data is presented below as of July 31, 2008, 2007, 2006, 2005 and 2004. The selected consolidated financial data set forth below is qualified in its entirety by, and should be read in conjunction with, our consolidated financial statements and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report.

	Year Ended July 31,
	2008	2007	2006	2005	2004
	(in thousands, except per share data)
Statements of Operations Data:
Revenues	$92,161	$21,870	$19,771	$16,705	$11,705

Expenses:
Cost of services	26,565	4,793	4,798	3,897	5,800
Impairment of capitalized software	—	—	—	—	45
Product development and enhancement	8,233	2,421	633	825	953
Selling and marketing	11,632	1,471	2,108	2,646	3,070
General and administrative	29,161	9,554	9,432	8,418	5,141
Non-cash charges for stock-based compensation, services and legal settlements	686	851	646	692	802

Total operating expenses	76,277	19,090	17,617	16,478	15,811

Operating Income (loss)	15,884	2,780	2,154	227	(4,106)

Other income (expense), net	(12,022)	157	883	37	19

Income (loss) before income taxes	3,862	2,937	3,037	264	(4,087)

(Benefit) provision for income taxes	(12,439)	201	61	30	—

Net income (loss)	16,301	2,736	2,976	234	(4,087)

Dividends on preferred stock	(200)	(284)	(400)	(400)	(401)

Extinguishment of dividends on retired preferred stock	—	200	—	—	—

Income (loss) attributable to common stockholders	$16,101	$2,652	$2,576	$(166)	$(4,488)

Basic income (loss) per common share	$0.66	$0.12	$0.12	$(0.01)	$(0.30)

Diluted income (loss) per common share	$0.50	$0.11	$0.11	$(0.01)	$(0.30)

Weighted average common shares outstanding — basic	24,538	23,263	20,643	19,231	15,026

Weighted average common shares outstanding — diluted	47,784	24,257	22,640	19,604	15,026

	As of July 31,
	2008	2007	2006	2005	2004
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$32,091	$5,444	$6,989	$3,983	$3,790
Working capital	28,663	(3,043)	8,985	4,864	4,198
Total assets	131,525	35,418	23,644	14,558	11,429
Notes payable and capital lease obligations	54,550	10,000	—	4	55
Total liabilities	70,921	13,278	3,064	4,216	1,994
Stockholders’ equity	60,604	22,140	20,580	10,342	9,434

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
All statements, trend analyses and other information, other than statements of historical facts, contained in the following discussion related to our financial position, business strategy and plans and objectives of management for future operations are forward-looking statements. These forward-looking statements are based on the beliefs of management, as well as assumptions made by and information currently available to management. When used in this annual report, the words “anticipate,” “believe,” “estimate,” “expect,” “may,” “will,” “continue” and “intend,” and words or phrases of similar import, as they relate to our financial position, business strategy and plans, or objectives of management, are intended to identify forward-looking statements. These statements reflect our current view with respect to future events and are subject to risks, uncertainties and assumptions related to various factors, including, without limitation, those described in Item 1A of Part I of this annual report under the heading “Risk Factors” and in our registration statements and periodic reports filed with the SEC under the Securities Act and the Exchange Act.
Although we believe our expectations are reasonable, we cannot assure you that our expectations will prove to be correct. Should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described in this annual report as anticipated, believed, estimated, expected or intended.
Critical Accounting Policies and Significant Use of Estimates in Financial Statements
The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenue and expenses. The following list of critical accounting policies is not intended to be a comprehensive list of all of our accounting policies. Our significant accounting policies are more fully described in Note 2 of the Consolidated Financial Statements included elsewhere in this annual report. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles with no need for management’s judgment in their application. We consider certain accounting policies related to revenue recognition, valuation of acquired intangibles and impairment of long-lived assets, including goodwill, and valuation of investments to be critical policies due to the estimation process involved in each. Management discusses its estimates and judgments with the Audit Committee of our Board of Directors.
Revenue Recognition
Revenue is recognized when persuasive evidence of an arrangement exists, services are rendered, pricing is fixed or determinable and collectability is reasonably assured. We derive revenue from subscriptions to our various services, which includes transaction, monthly service and fax transmission fees. The subscription fees are comprised of both fixed and usage-based fees. Fixed subscription fees are recognized on a pro-rata basis over the subscription period. Usage fees are recognized in the period the services are rendered. We also derive revenue through implementation fees, interconnection fees and by providing data mapping services to our customers. Implementation fees are recognized over the life of the subscription period. Interconnection fees are fees charged to connect to another VAN service and are recognized when the data is transmitted to the connected service. Revenue from data mapping services is recognized when the mapping service has been completed and delivered to the customer.
Goodwill
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

Other Intangible Assets
Other intangible assets are carried at cost less accumulated amortization. Other intangible assets are amortized on a straight-line basis over their expected lives.
Impairment of Long-lived Assets
Our long-lived assets, including amortizable intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Management also reevaluates the periods of amortization of long-lived assets to determine whether events and circumstances warrant revised estimates of useful lives. When such events or changes in circumstances occur, we test for impairment by comparing the carrying value of the long-lived asset to the estimated undiscounted future cash flows expected to result from use of the asset and its eventual disposition. If the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset, we would recognize an impairment loss. The amount of the impairment loss will be determined by comparing the carrying value of the long-lived asset to the present value of the net future operating cash flows to be generated by the asset. No impairment has occurred as of July 31, 2008 and 2007.
Stock-based Compensation
We account for stock-based compensation in accordance with SFAS No. 123(R), Share-Based Payment. Under the fair value recognition principles of this statement, share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the applicable vesting period of the stock award (generally three years) using the straight-line method. Stock based compensation was $685,000, $850,000 and $646,000 in the fiscal years ending July 31, 2008, 2007 and 2006, respectively.
Income Taxes
EasyLink and its eligible domestic subsidiaries file a consolidated U.S. income tax return. Foreign operations file income tax returns in a number of jurisdictions. Deferred income taxes are computed in accordance with SFAS No. 109, “Accounting for Income Taxes,” and reflect the net tax effects of temporary differences between the financial reporting carrying amounts of assets and liabilities and the corresponding income tax amounts. We have a variety of deferred tax assets in numerous tax jurisdictions. These deferred tax assets are subject to periodic assessment as to recoverability and if it is determined that it is more likely than not that the benefits will not be realized, valuation allowances are recognized. In evaluating whether it is more likely than not that we would recover these deferred tax assets, future taxable income, the reversal of existing temporary differences and tax planning strategies are considered.
We have net operating loss (“NOL”) carryforwards for tax purposes of approximately $84.1 million as of July 31, 2008. These NOL carryforwards expire from 2018 to 2027. The Internal Revenue Code and Income Tax Regulations contain provisions which limit the use of available NOL carryforwards in any given year should significant changes (greater than 50%) in ownership interests occur. Our annual NOL carryforward limitations prior to the acquisition of ESC were $5.4 million. We are in the process of evaluating the possible limitations of the ESC NOL carryforwards because of the ownership change and have fully reserved the $20.2 million of the ESC NOL carryforward as of July 31, 2008. During 2008, $13.8 million of valuation allowances on the net operating loss carryforwards of ESIC were reversed due to the anticipated future profits. Because of the NOL carryforwards, we do not expect to make material cash outlays for US federal and state taxes during the next twelve months.
We adopted the provisions of Financial Accounting Standards Board Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on August 1, 2007. Among other things, FIN 48 requires application of a “more likely than not” threshold to the recognition and derecognition of tax positions. It further requires that a change in judgment related to prior years’ tax positions be recognized in the quarter of such change.
Use of Estimates
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

We have entered into several transactions involving the issuance of warrants and options to purchase shares of our class A common stock to employees, consultants, lenders, warrant holders, placement agents and other business associates and vendors. The issuance of these securities required management to estimate their value using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires management to make certain estimates for values of variables used by the model. Management estimated the values for stock price volatility, the expected life of the equity instruments, the forfeiture rate and the risk free interest rate based on information that was available to management at the time the Black-Scholes option-pricing calculations were performed. Changes in such estimates could have a significant impact on the estimated fair value of those equity instruments.
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
Beneficial Conversion Feature and Accretive Interest Expense
Under GAAP, a beneficial conversion feature is required to be recognized on the date that a convertible instrument becomes convertible into equity shares and the fair market value of those equity shares exceeds the conversion price under the convertible instrument. In addition, a separate fair market value as determined by the Black-Scholes option-pricing model is to be applied to detachable warrants issued in conjunction with debt financings. These amounts are recorded as a reduction in the face value of the issued convertible or debt instrument with an offset going to additional paid-in-capital. This reduction will accrete through the profit and loss statement as interest expense using the interest rate method over the life of the convertible or debt instrument. We recognized approximately $22.5 million in reduction to the York notes on issuance as a result of these GAAP treatments. The accretive interest recorded for the fiscal year ended July 31, 2008 is approximately $7.1 million.
Accounts Receivable and Allowance For Doubtful Accounts
Accounts receivable represent trade receivables billed to customers in arrears on a monthly basis. Receivables are recorded in the period that the related revenues are earned and are generally collected within 45 to 60 days. Accounts receivable are stated at the amount management expects to collect from outstanding balances. Management provides for estimated uncollectible amounts through an allowance for doubtful accounts and an allowance for sales returns and allowances. The allowance for doubtful accounts results in a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts. Balances that are still outstanding after management has performed reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. The allowance for sales returns and allowances is recorded as a reduction of total revenue and a credit to the allowance account based on specific review of account balances. Credit is granted to customers without requiring collateral. The amount of accounting loss for which we are at risk in these unsecured accounts receivable is limited to their carrying value. The carrying values of accounts receivable were $13.6 million and $3.5 million as of July 31, 2008 and 2007, respectively.
Software Development Costs
Software development costs are capitalized under the provisions of Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”). We capitalize the costs of acquiring, developing and testing software to meet our internal needs. Under the provisions of SOP 98-1, we capitalize costs associated with software developed or obtained for internal use when both the preliminary project stage is completed and management has authorized further funding for the project which it deems probable will be completed and used to perform the function intended. Capitalized costs include only (1) external direct costs of materials and services consumed in developing or obtaining internal-use software, (2) payroll and payroll-related costs for employees who are directly associated with and devote time to the internal-use software project and (3) interest costs incurred while developing internal-use software. Capitalization of such costs ceases no later than the point at which the project is substantially complete and ready for its intended use. Software development costs are amortized using a straight-line method over a three-year period.

Foreign Currency
The functional currencies of our foreign subsidiaries are their respective local currencies. The financial statements are maintained in local currencies and are translated to United States dollars using period-end rates of exchange for assets and liabilities and average rates during the period for revenues, cost of revenues and expenses. Translation gains and losses are included in accumulated other comprehensive loss as a separate component of stockholders’ equity. Gains and losses from foreign currency transactions are included in the consolidated statements of income.
For a more detailed description on the application of these and other accounting policies, see Note 2 of the Consolidated Financial Statements included in our annual report on Form 10-K for the fiscal year ended July 31, 2008.

Fiscal Year Ended July 31, 2008 Compared with Fiscal Year Ended July 31, 2007
Results of Operations — Consolidated
The following table reflects consolidated operating data by reported segment. All significant inter-segment and inter-company activities have been eliminated.

	Fiscal Year Ended July 31,
	2008	2007	Variance
Revenue:
Supply Chain Messaging
EDI Services	$37,226,741	$21,870,279	$15,356,462
Telex Services	11,311,438	—	11,311,438

Total Supply Chain Messaging	48,538,179	21,870,279	26,667,900

On Demand Messaging
Fax Services	34,674,865	—	34,674,865
DCM Services	2,859,518	—	2,859,518
Other Services	6,088,935	—	6,088,935

Total On Demand Messaging	43,623,318	—	43,623,318

Total Revenue:	92,161,497	21,870,279	70,291,218

Cost of Revenue:
Supply Chain Messaging	12,528,224	4,792,564	7,735,660
On Demand Messaging	14,037,072	—	14,037,072

	26,565,296	4,792,564	21,772,732

Gross Margin:
Supply Chain Messaging	36,009,955	17,077,715	18,932,240
On Demand Messaging	29,586,246	—	29,586,246

	65,596,201	17,077,715	48,518,486

Product Development and Enhancement	8,233,345	2,421,245	5,812,100
Selling and Marketing	11,632,351	1,471,305	10,161,046
General and Administrative	29,846,397	10,404,582	19,441,815

	49,712,093	14,297,132	35,414,961

Other (expense) income	(12,022,477)	156,771	(12,179,248)

Income before income taxes	$3,861,631	$2,937,354	$924,277

Revenue
Total revenue for the year ended July 31, 2008, was $92.2 million, an increase of $70.3 million as compared to the year ended July 31, 2007. Of the $92.2 million, $71.3 million was due to the acquisition of ESC in August 2007. Revenue from US-based and international customers was $66.1 million and $26.1 million, respectively. Revenue from the legacy business prior to the acquisition decreased by $1 million due to our customers’ sourcing of alternative EDI solutions.
The Supply Chain Messaging segment grew $26.7 million from the year ended July 31, 2007 as compared to the year ended July 31, 2008. This increase included $11.3 million from telex services and $15.4 million from EDI services acquired from ESC. The portion of the business that generated the $21.8 million in EDI services in the 2007 fiscal year decreased to $20.8 million in fiscal year 2008. This $1 million decrease was due to our customers’ sourcing of alternative EDI solutions. The Supply Chain Messaging segment comprised approximately 53% of our revenue during the 2008 fiscal year.
The On Demand Messaging segment is made up entirely of service lines acquired from ESC in August 2007. As a result, there is no comparability to the year ended July 31, 2007. The On Demand Messaging segment comprised approximately 47% of our revenue during the 2008 fiscal year.
In December 2007, we sold the assets of our RapidFax business. This business generated approximately $500,000 in revenue during 2008. The loss of this business will have an immaterial effect on our future profitability.
Cost of Revenue
Total cost of revenue increased $21.8 million from the year ended July 31, 2007 compared to the year ended July 31, 2008. Again, this increase is due to the acquisition of ESC during the first quarter of fiscal 2008. Cost of revenue consists mainly of telecommunication costs, which include interconnect, data line and telephone costs and network operating costs, which includes salaries, benefits, depreciation, rent, utilities and other operating costs. For the year ended July 31, 2008, telecommunication costs increased $12.9 million from the year ended July 31, 2007 and network operating costs increased $8.9 million from the same period ended in 2007.
Product Development
Product development costs increased $5.8 million from the year ended July 31, 2007 compared to the year ended July 31, 2008 due mainly to increased costs that were the result of the ESC acquisition. The increased costs consisted mainly of a $4.5 million increase in labor and benefits, an increase of $922,000 in rent, utilities and other operating expenses and a $419,000 increase in consultant and professional services.
Selling and Marketing
Selling and marketing expenses increased $10.2 million from the year ended July 31, 2007 to the year ended July 31, 2008 due mainly to increased costs that were the result of the ESC acquisition. These costs consisted of $6.6 million in labor and benefits, $1.9 million in external commissions, $363,000 in outside marketing expenses, $436,000 in travel expenses and $794,000 in rent, utilities and other operating expenses.
General and Administrative
General and administrative expenses increased $19.4 million from the year ended July 31, 2007 to the year ended July 31, 2008 due mainly to increased costs that were the result of the ESC acquisition. The increased costs consisted mainly of $5.8 million in labor and benefits costs, $4.7 million in rent, utilities and other operating expenses, $2.9 million in professional and legal fees, $476,000 in software and hardware expenses, $221,000 in bank fees and $459,000 in insurance expenses. In addition to the regular operating expenses mentioned above, there was an increase of $4.46 million in amortization on the intangibles acquired in the acquisition. Total amortization included in general and administrative expenses was $5.2 million.
Other (Expense) Income
Other expenses for the fiscal year ended July 31, 2008 consist mainly of interest expense of $12.9 million and a loss recorded under the equity method of $930,000 from our 20.7% ownership of ESC common stock outstanding prior to the acquisition on August 20, 2007. These expenses were partially offset by approximately $800,000 of interest income and approximately $800,000 of foreign exchange gains during the fiscal year ended July 31, 2008. Interest expense consists of $7.3 million for the non-cash interest expense and $5.6 million for interest on the outstanding debt for a total of $12.9 million. (see Note 11, Indebtedness, to the Consolidated Financial Statements.)

Fiscal Year Ended July 31, 2007 Compared with Fiscal Year Ended July 31, 2006
Results of Operations
There was no On Demand Messaging segment in fiscal years 2007 and 2006. All revenue was from the Supply Chain Messaging segment. The following table reflects consolidated operating data. All significant inter-company activities have been eliminated.

	Fiscal Year Ended July 31,
	2007	2006	Variance
Revenue:
Supply Chain Messaging
EDI Services	$21,870,279	$19,771,095	$2,099,184

Cost of Revenue:
Supply Chain Messaging	4,792,564	4,798,427	(5,863)

Gross Margin:
Supply Chain Messaging	17,077,715	14,972,668	2,105,047

Product Development and Enhancement	2,421,245	632,674	1,788,571
Selling and Marketing	1,471,305	2,107,949	(636,644)
General and Administrative	10,404,582	10,078,513	326,069

	14,297,132	12,819,136	1,477,996

Other income	156,771	883,062	(726,291)

Income before income taxes	$2,937,354	$3,036,594	$(99,240)

Revenue
Total revenue for the year ended July 31, 2007 was $21.9 million, an increase of $2.1 million as compared to the year ended July 31, 2006. The revenue increase was primarily due to the inclusion of TradeGateway revenue from the Enable acquisition for a full year in 2007. The increase was offset by customer attrition from the Kodiak acquisition that occurred in our fiscal year ended July 2006 and customer attrition following our acquisition of QRS Corporation’s Managed ECTM business (“MEC”) that occurred in our fiscal year ended July 2005.
Cost of Revenue
Cost of revenue remained virtually flat at $4.8 million due to the low direct costs of the TradeGateway revenues.
Product Development
Product development costs increased from $600,000 to $2.4 million due to the additional staff, consulting and rent expenses from the acquired Enable operations.
Selling and Marketing
Selling and marketing costs decreased from $2.1 million to $1.5 million due to reduced headcount and related expenses.
General and Administrative
General and administrative expenses increased 3% due to increases in depreciation expense as well as legal and professional fees, facility costs and travel that resulted from the Enable acquisition.
Other Income
Other income of $157,000 in 2007 is comprised of interest income earned on our higher levels of cash reserves, while the $883,000 in 2006 is comprised primarily of the one-time patent sale of $825,000.

Liquidity and Capital Resources
Our principal source of liquidity consists of cash and cash equivalents and increased approximately $26.6 million to a total of approximately $ 32.1 million as of July 31, 2008 from approximately $5.4 million as of July 31, 2007. This increase in cash was primarily generated by $59.9 million in borrowings under the Series A Notes and Series B Notes issued in connection with the ESC acquisition. $49.4 million of this cash was used, along with the $13.2 million of ESC common stock previously acquired, to purchase ESC. We also added $4.5 million in cash from the sale of our RapidFax assets. In addition to the cash flow from the financing and investing activities, we generated $12.7 million of cash from operations mainly due to $16.3 million of income generated during the year as well as $8.5 million of non-cash depreciation and amortization, $431,000 of bad debt expense and $686,000 of non-cash compensation. This positive cash flow from operations was partially offset by an increase in receivables that resulted from timing of collections by some of our larger customers as well as decreases in other liabilities and accruals that mainly were included with the acquisition of ESC and were subsequently paid. Beginning March of 2009, we will begin to repay the Series A Notes and Series B Notes at approximately $2.3 million per month for the next eighteen months. These payments will reduce future cash balances. We believe our cash resources will provide us with sufficient liquidity to continue in operation for at least the next four fiscal quarters.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.
Tabular Disclosure of Contractual Obligations
We enter into many contractual and commercial undertakings during the ordinary course of business. The following table summarizes information about certain of our obligations at July 31, 2008. The table should be read together with the Notes to the Consolidated Financial Statements of this annual report.

	Payment due by period
		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 year	years	years	5 years
Operating Lease Obligations	$17,024,057	$3,352,205	$6,036,733	$5,216,523	$2,418,596
Series A and B Notes	70,105,416	11,684,236	56,084,333	2,336,847	—

Telecommunications commitments	4,221,367	2,046,567	2,174,800	—	—

Total	$91,350,840	$17,083,008	$64,295,866	$7,553,370	$2,418,596

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
With the acquisition of ESC, the portion of our revenue from foreign sources and the portion of our expenses denominated in foreign currencies are expected to increase, which will subject us to currency exchange risk.
We may invest our cash in a variety of financial instruments. If invested, we account for our investment instruments in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”). All of the cash equivalents and investments are treated as available-for-sale under SFAS 115. Investments that are classified as cash and cash equivalents have original maturities of three months or less. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may vary widely due to changes in interest rates, or we may suffer losses in principal if forced to sell securities that have seen a decline in market value due to changes in interest rates. For the year ended July 31, 2008, our cash investments consisted of overnight cash sweep accounts invested in a fund composed primarily of triple A rated commercial paper and government agency bonds and an investment in money market funds. As of July 31, 2008, the interest rate for these investments ranged from 1.33% to 4.68%.

Item 8. Financial Statements and Supplementary Data
The financial statements and supplementary data of EasyLink are set forth in a separate section of this annual report, beginning on page F-1.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, has carried out an evaluation of the effectiveness of our disclosure controls and procedures as of July 31, 2008, pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of such date, our disclosure controls and procedures in place were effective to ensure material information and other information requiring disclosure is identified and communicated on a timely basis. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.
This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting as management’s report was not subject to attestation by our registered public accounting firm pursuant to the rules of the SEC.
Item 9B. Other Information
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference from the information contained in our Proxy Statement for the Annual Meeting of Stockholders to be filed within 120 days after our fiscal year ended July 31, 2008.
Item 11. Executive Compensation
The information required by this item is incorporated by reference from the information contained in our Proxy Statement for the Annual Meeting of Stockholders to be filed within 120 days after our fiscal year ended July 31, 2008.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference from the information contained in our Proxy Statement for the Annual Meeting of Stockholders to be filed within 120 days after our fiscal year ended July 31, 2008. See also “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Equity Compensation Plan Information.”
Item 13. Certain Relationships and Related Transactions and Director Independence
The information required by this item is incorporated by reference from the information contained in our Proxy Statement for the Annual Meeting of Stockholders to be filed within 120 days after our fiscal year ended July 31, 2008.
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference from the information contained in our Proxy Statement for the Annual Meeting of Stockholders to be filed within 120 days after our fiscal year ended July 31, 2008.

PART IV
Item 15. Exhibits on Financial Statement Schedules
(a) List of documents filed as part of the report:
1. Consolidated Financial Statements.
See Index to Consolidated Financial Statements and Schedule on page F-1.
2. Financial Statement Schedule.
See Index to Consolidated Financial Statements and Schedule on page F-1.
3. Exhibits.
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

2.4	Share Purchase Agreement, dated May 9, 2006, by and among the Company, Enable Corp., and the stockholders of Enable Corp. listed on the signature page (24)

2.5	Agreement and Plan of Merger among the Company, Jets Acquisition Sub, Inc. and EasyLink Services Corporation, dated May 3, 2007 (26)

2.6	Company Voting Agreement, dated May 3, 2007, between the Company and certain stockholders of EasyLink Services Corporation (26)

3(i).1	Amended and Restated Certificate of Incorporation (1)

3(i).2	Certificate of Merger merging Internet Commerce Corporation into Infosafe Systems, Inc. (1)

3(i).3	Certificate of Amendment to the Amended Certificate of Incorporation (2)

3(i).4	Certificate of Designations—Series C Preferred Stock (8)

3(i).5	Certificate of Designations—Series D Preferred Stock (8)

Exhibit No.	Description

3(ii).1	Amended and Restated Bylaws (6)

3(ii).2	Amendment to Amended and Restated Bylaws (22)

4.1	Specimen Certificate for class A common stock (31)

4.2	Form of Registration Rights Agreement, dated April 30, 2003, among the Company and the purchasers of shares of class A common stock identified therein (15)

4.3	Form of Registration Rights Agreement, dated April 30, 2003, among the Company and Blue Water Venture Fund II, L.L.C. (15)

4.4	Form of Securities Purchase Agreement, dated as of April 15, 2004, by and among the Company and the purchasers named therein (17)

4.5	Form of Warrant Agreement, dated as of April 20, 2004 (17)

4.6	Form of Registration Rights Agreement, dated as of April 20, 2004, by and among the Company and the purchasers named therein (17)

4.7	Form of Registration Rights Undertaking, dated as of June 22, 2004, by the Company in favor of the shareholders of Electronic Commerce Systems, Inc. (19)

4.8	Registration Rights Agreement, dated May 9, 2006, by and among the Company and Crossbow Venture Partners, LP (24)

4.9	Securities Purchase Agreement, dated as of May 3, 2007, by and among the Company and the Purchasers identified on the signature pages thereto (26)

4.10	Securities Purchase Agreement, dated as of July 2, 2007, by and among the Company and the Purchasers identified on the signature pages thereto (27)

4.11	Form of Senior Secured Convertible Bridge Note (27)

4.12	Security Agreement by and among Internet Commerce Corporation, the Purchasers identified on the signature pages thereto and York Capital Management, L.P. (27)

4.13	Form of Subsidiary Security Agreement by each subsidiary of Internet Commerce Corporation, the Purchasers identified on the signature pages thereto and York Capital Management, L.P. (27)

4.14	Form of Subsidiary Guaranty by each subsidiary of Internet Commerce Corporation in favor of the Purchasers identified on the signature pages thereto (27)

4.15	Amendment to Securities Purchase Agreement, dated as of August 20, 2007, by and among the Company and the Purchasers identified on the signature pages thereto (32)

4.16
Second Amendment to Securities Purchase Agreement, dated as of December 18, 2007, by and among EasyLink Services International Corporation and each of the Purchasers identified on the signature pages thereto (35)

Exhibit No.	Description

4.17
Third Amendment to Securities Purchase Agreement, dated as of February 22, 2008, by and among EasyLink Services International Corporation and each of the Purchasers identified on the signature pages thereto (36)

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

10.12	License Agreement with Triaton dated July 2002 (13)

10.13	Form of Subscription Agreement dated as of April 30, 2003, among the Company and the purchasers of shares of Class A common stock identified therein (15)

10.14	Form of Subscription Agreement dated as of April 30, 2003, between the Company and Blue Water Venture Fund II, L.L.C. for the purchase of shares of Series D Preferred Stock (15)

10.15	Accounts Receivable Financing Agreement dated as of May 30, 2003 by and between SVB and the Company (16)

10.16	First Loan Modification Agreement dated as of October 22, 2003 by and between SVB and the Company (16)

Exhibit No.	Description

10.17	Intellectual Property Security Agreement dated as of May 30, 2003 by and between SVB and the Company (16)

10.18	Form of Securities Purchase Agreement dated as of April 15, 2004 by and among the Company and the purchasers listed on Schedule 1 thereto (17)

10.19	Fourth Loan Modification Agreement dated as of March 16, 2005 by and between SVB and the Company (20)

10.20	Sublease Agreement dated as of May 18, 2005, by and between Bianco Hopkins & Associates, Inc. and the Company (21)

10.21	Stock Purchase Agreement, dated December 20, 2006, between Internet Commerce Corporation and 3V Capital Master Fund Ltd. (28)

10.22	Stock Purchase Agreement, dated December 20, 2006, between Internet Commerce Corporation and Distressed/High Yield Trading Opportunities, Ltd. (28)

10.23	Agreement and General Release, effective as of March 1, 2007, by and between the Company and Arthur R. Medici (29)

10.24	Arthur R. Medici Resignation Letter, effective March 1, 2007 (29)

10.25
Amended and Restated Employment Agreement between EasyLink Services International Corporation and Thomas J. Stallings, dated April 1, 2008 (30) (Confidential Treatment has been requested with respect to portions of this Exhibit. The omitted portions of this Exhibit were filed separately with the SEC.)

10.25A	First Amendment to Amended and Restated Employment Agreement between EasyLink Services International Corporation and Thomas J. Stallings, dated September 12, 2008 (34)

10.26	Amended and Restated Employment Agreement between EasyLink Services International Corporation and Glen E. Shipley, dated April 1, 2008 (30)

10.26A	First Amendment to Amended and Restated Employment Agreement between EasyLink Services International Corporation and Glen E. Shipley, dated September 12, 2008 (34)

10.27	Amended and Restated Employment Agreement between EasyLink Services International Corporation and John Mecke, dated April 1, 2008 (30)

10.28	Amended and Restated Employment Agreement between EasyLink Services International Corporation and Kevin Maloney, dated April 1, 2008 (30)

10.29	Amended and Restated Employment Agreement between EasyLink Services International Corporation and Terri Deuel, dated April 1, 2008 (30)

14.1	Code of Ethics and Business Conduct (37)

16.1	Letter of Tauber & Balser, P.C. to the Securities and Exchange Commission, dated October 31, 2007, pursuant to Item 304 (a)(3) of Regulation S-K (38)

21.1	List of Subsidiaries

Exhibit No.	Description

23.1	Consent of Friedman, LLP.

23.2	Consent of Tauber & Balser, P.C.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Company’s registration statement on Form S-3 (File no. 333-80043), as filed with the Securities and Exchange Commission on June 4, 1999.

(2)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended July 31, 1998, as filed with the Securities and Exchange Commission on October 29, 1998.

(3)	Incorporated by reference to the Company’s registration statement on form SB-2 (File no. 33-83940).

(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended October 31, 1997, as filed with the Securities and Exchange Commission on December 12, 1997.

(5)	Incorporated by reference to Amendment No. 3 to the Company’s registration statement on Form S-3 (File no. 333-80043), as filed with the Securities and Exchange Commission on October 18, 1999.

(6)	Incorporated by reference to the Company’s Current Report on Form 8-K dated June 30, 1999, as filed with the Securities and Exchange Commission on July 1, 1999.

(7)	Incorporated by reference to the Company’s Current Report on Form 8-K dated November 24, 1999, as filed with the Securities and Exchange Commission on December 1, 1999.

(8)	Incorporated by reference to Amendment No. 1 to the Company’s registration statement on Form S-3 (File no. 333-93301), as filed with the Securities and Exchange Commission on February 8, 2000.

(9)	Incorporated by reference to the Company’s proxy statement for the annual meeting of stockholders for the year ended July 31, 1999, as filed with the Securities and Exchange Commission on May 23, 2000.

(10)	Incorporated by reference to the Company’s Current Report on Form 8-K dated June 14, 2000, as filed with the Securities and Exchange Commission on June 15, 2000.

(11)	Incorporated by reference to the Company’s Current Report on Form 8-K dated August 2, 2000, as filed with the Securities and Exchange Commission on August 11, 2000.

(12)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended July 31, 2000, as filed with the Securities and Exchange Commission on October 13, 2000.

(13)	Incorporated by reference to the Company’s registration statement on Form S-3 (file No. 333-99059), as filed with the Securities and Exchange Commission on August 30, 2002.

(14)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended July 31, 2002, as filed with the Securities and Exchange Commission on October 31, 2002.

(15)	Incorporated by reference to the Company’s Current Report on Form 8-K dated April 30, 2003, as filed with the Securities and Exchange Commission on May 2, 2003.

(16)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended July 31, 2003, as filed with the Securities and Exchange Commission on October 31, 2003.

(17)	Incorporated by reference to the Company’s Current Report on Form 8-K dated April 20, 2004, as filed with the Securities and Exchange Commission on April 20, 2004.

(18)	Incorporated by reference to the Company’s Current Report on Form 8-K dated May 25, 2004, as filed with the Securities and Exchange Commission on May 26, 2004.

(19)	Incorporated by reference to the Company’s Current Report on Form 8-K dated June 22, 2004, as filed with the Securities and Exchange Commission on June 22, 2004.

(20)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 000-24996), dated March 18, 2005, as filed with the Securities and Exchange Commission on March 18, 2005.

(21)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 000-24996), dated May 24 , 2005, as filed with the Securities and Exchange Commission on May 24, 2005.

(22)	Incorporated by reference to the Company’s Current Report on Form 10-Q (File No. 000-24996), dated June 12, 2006, as filed with the Securities and Exchange Commission on June 12, 2006.

(23)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 000-24996), dated November 3, 2005, as filed with the Securities and Exchange Commission on November 3, 2005.

(24)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 000-24996), dated May 12, 2006, as filed with the Securities and Exchange Commission on May 12, 2006.

(25)	Incorporated by reference to Annex B to the Company’s proxy statement for the annual meeting of stockholders for the year ended July 31, 2005, as filed with the Securities and Exchange Commission on November 28, 2005 (File No. 000-24996).

(26)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 000-24996), dated May 3, 2007, as filed with the Securities and Exchange Commission on May 9, 2007.

(27)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 000-24996), dated July 2, 2007, as filed with the Securities and Exchange Commission on July 9, 2007.

(28)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 000-24996), dated December 20, 2006, as filed with the Securities and Exchange Commission on December 22, 2006.

(29)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 000-24996), dated March 1, 2007, as filed with the Securities and Exchange Commission on March 8, 2007.

(30)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 000-24996), dated August 28, 2007, as filed with the Securities and Exchange Commission on April 12, 2005.

(31)	Incorporated by reference to the Company’s registration statement on Form S-3 (File No. 000-146165), as filed with the Securities and Exchange Commission on September 19, 2007.

(32)	Incorporated by reference to the Company’s Current Report on Form 8-K/A (File No. 000-24996), dated August 21, 2007, as filed with the Securities and Exchange Commission on December 4, 2007.

(33)	Incorporated by reference to Annex D to the Company’s proxy statement for the special meeting of stockholders dated July 17, 2007, as filed with the Securities and Exchange Commission on July 17, 2007.

(34)	Incorporated by reference to the Company’s Report on Form 8-K (File No. 000-24996) dated September 12, 2008, as filed with the Securities and Exchange Commission on September 15, 2008.

(35)	Incorporated by reference to the Company’s Report on Form 8-K (File No. 000-24996) dated December 18, 2007, as filed with the Securities and Exchange Commission on December 20, 2007.

(36)	Incorporated by reference to the Company’s Report on Form 8-K (File No. 000-24996) dated February 22, 2008, as filed with the Securities and Exchange Commission on February 25, 2008.

(37)	Incorporated by reference to the Company’s Report on Form 8-K (File No. 000-24996) dated February 21, 2008, as filed with the Securities and Exchange Commission on February 22, 2008.

(38)	Incorporated by reference to the Company’s Report on Form 8-K/A (File No. 000-24996) dated October 26, 2007, as filed with the Securities and Exchange Commission on October 31, 2007.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
of EasyLink Services International Corporation
Norcross, Georgia
We have audited the accompanying consolidated balance sheet of EasyLink Services International Corporation and subsidiaries (the “Company”) (formerly Internet Commerce Corporation) as of July 31, 2008 and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income, and cash flows for the year ended July 31, 2008. Our audit also included the financial statement schedule listed in the index at Item 15. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audit.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of EasyLink Services International Corporation and subsidiaries as of July 31, 2008, the results of their operations and their cash flows for the year ended July 31, 2008 and the financial statement schedule, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
As discussed in Note 10 to the consolidated financial statements, in Fiscal 2008 the Company adopted FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109,” effective August 1, 2007.
/s/ Friedman LLP.
East Hanover, New Jersey
October 17, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
of EasyLink Services International Corporation
Norcross, Georgia
We have audited the accompanying consolidated balance sheet of EasyLink Services International Corporation and subsidiaries (the “Company”) (formerly Internet Commerce Corporation) as of July 31, 2007, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years ended July 31, 2007 and 2006. Our audits also included the financial statement schedule listed at Item 15. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of EasyLink Services International Corporation and subsidiaries as of July 31, 2007, and the results of their operations and their cash flows for the years ended July 31, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
/s/ Tauber & Balser, P.C.
Atlanta, Georgia
October 22, 2007

EASYLINK SERVICES INTERNATIONAL CORPORATION
Consolidated Balance Sheets

	As of July 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$32,091,005	$5,444,176
Accounts receivable, net of allowance for doubtful accounts and allowance for sales returns and allowances of $1,723,041 and $558,643, respectively	13,575,782	3,479,134
Prepaid expenses and other current assets	4,399,267	247,439
Deferred tax assets	1,014,925	355,077

Total current assets	51,080,979	9,525,826

Restricted cash	417,330	433,635
Property and equipment, net	8,551,927	943,836
Goodwill	40,209,960	6,293,054
Other intangible assets, net	27,742,466	3,737,003
Investment in EasyLink	—	13,223,184
Deferred acquisition costs	—	1,039,076
Tax asset	3,343,778	—
Other assets	178,359	222,172

Total assets	$131,524,799	$35,417,786

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,820,744	$615,100
Notes payable	7,052,313	10,000,000
Accrued expenses	10,683,206	1,152,774
Deferred revenue	861,502	227,496
Other current liabilities	1,000,367	573,577

Total current liabilities	22,418,132	12,568,947

Long term debt (See Note 11)	47,497,402	—
Other liabilities	1,005,505	709,203

Total liabilities	70,921,039	13,278,150

Commitments and contingencies (See Note 12)

Stockholders’ Equity:
Preferred stock — 5,000,000 shares authorized, including 5,000 shares of series C and 250 shares of series D:
Series C Preferred Stock — par value $.01 per share, 44.76 votes per share; 5,000 and 5,000 shares issued and outstanding, respectively (liquidation value of $5,116,393 at 2008 and $5,116,164 at 2007)	50	50
Series D Preferred Stock — par value $.01 per share, 769 votes per share; 0 and 250 shares issued and outstanding, respectively (liquidation value of $250,000)	—	3
Common stock:
Class A — par value $.01 per share, 300,000,000 shares authorized, one vote per share; 25,125,088 issued and 25,015,838 outstanding for 2008 and 23,263,056 shares issued and outstanding for 2007	251,251	232,630

Additional paid-in capital	125,457,794	101,860,585
Treasury stock - 109,250 shares	(303,325)	—
Accumulated other comprehensive loss	(1,063,266)	—
Accumulated deficit	(63,738,744)	(79,953,632)

Total stockholders’ equity	60,603,760	22,139,636

Total liabilities and stockholders’ equity	$131,524,799	$35,417,786

See notes to consolidated financial statements.

EASYLINK SERVICES INTERNATIONAL CORPORATION
Consolidated Statements of Operations

	Year Ended July 31,
	2008	2007	2006

Service revenues	$92,161,497	$21,870,279	$19,771,095

Cost of services	26,565,296	4,792,564	4,798,427

Gross profit	65,596,201	17,077,715	14,972,668

Operating expenses:
Product development and enhancement	8,233,345	2,421,245	632,674
Selling and marketing	11,632,351	1,471,305	2,107,949
General and administrative	29,846,397	10,404,582	10,078,513

Operating income	15,884,108	2,780,583	2,153,532

Other income (expense):
Interest and investment income	755,314	323,511	200,328
Interest expense	(12,843,809)	(145,452)	(158,687)
Gain on sale of patents	—	—	783,750
Equity in losses in investments	(930,269)	—	—
Foreign exchange gain	775,100	—	—
Other income (expense)	221,187	(21,288)	57,671

	(12,022,477)	156,771	883,062

Income before income taxes	3,861,631	2,937,354	3,036,594

(Benefit) provision for income taxes	(12,439,120)	201,136	60,638

Net income	16,300,751	2,736,218	2,975,956

Dividends on preferred stock	(200,229)	(283,836)	(400,000)
Extinguishment of dividends on retired preferred stock	—	200,000	—

Net income attributable to common stockholders	$16,100,522	$2,652,382	$2,575,956

Basic income per common share	$0.66	$0.12	$0.12

Diluted income per common share	$0.50	$0.11	$0.11

Anti-dilutive stock options, warrants, Series A and Series B Convertible Notes and Series C preferred stock	5,751,389	1,379,036	1,584,704

Weighted average number of common shares outstanding — basic	24,537,719	22,860,683	20,643,139

Weighted average number of common shares outstanding — diluted	47,783,857	24,480,784	22,640,496

See notes to consolidated financial statements.

EASYLINK SERVICES INTERNATIONAL CORPORATION
Consolidated Statements of Changes in Stockholders’ Equity

	Preferred Stock				Common Stock				Additional		Total
	Series C		Series D		Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance — July 31, 2005	10,000	$100	250	$3	19,414,420	$194,144	—	$—	$95,813,761	$(85,665,806)	$10,342,202

Proceeds from exercise of employee stock options, net of cashless exercise of 305,596 options					478,220	4,783			727,638		732,421

Common stock issued related to the acquisition of Enable					686,324	6,863			2,625,876		2,632,739

Common stock issued to directors					29,998	300			86,700		87,000

Stock based compensation expense									631,005		631,005

Common stock issued as payment for dividends on preferred stock, net of tax					141,844	1,418			398,582		400,000

Forfeiture of cash related to options issued in acquisition of RTCI									20,962		20,962

Accrued dividends on preferred stock									(400,000)		(400,000)

Refund of withholding taxes on preferred stock dividend									60,000		60,000

Proceeds from exercise of warrants, net of cashless exercise of 19,717 warrants					1,963,095	19,631			3,078,212		3,097,843

Other					(957)	(10)			10		—

Net income										2,975,956	2,975,956

Balance — July 31, 2006	10,000	$100	250	$3	22,712,944	$227,129	—	$—	$103,042,746	$(82,689,850)	$20,580,128

See notes to consolidated financial statements.

EASYLINK SERVICES INTERNATIONAL CORPORATION
Consolidated Statements of Changes in Stockholders’ Equity

	Preferred Stock				Common Stock				Additional		Total
	Series C		Series D		Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance — July 31, 2006	10,000	$100	250	$3	22,712,944	$227,129	—	$—	$103,042,746	$(82,689,850)	$20,580,128

Proceeds from exercise of employee stock options					566,581	5,666			437,750		443,416

Common stock issued related to the acquisition of Enable					12,488	125			35,591		35,716

Reacquire common stock					(190,555)	(1,906)			(611,682)		(613,588)

Reacquire preferred stock	(5,000)	(50)							(2,261,363)		(2,261,413)

Stock based compensation expense									850,675		850,675

Common stock issued as payment for dividends on preferred stock, net of tax					65,398	654			199,346		200,000

Forfeiture of cash related to options issued in acquisition of RTCI									4,011		4,011

Accrued dividends on preferred stock									(283,836)		(283,836)

Extinguishment of dividends on retired preferred stock									200,000		200,000

Proceeds from exercise of warrants					96,200	962			246,602		247,564

Tax deduction for incentive stock options in excess of book expense									745		745

Net income										2,736,218	2,736,218

Balance — July 31, 2007	5,000	$50	250	$3	23,263,056	$232,630	—	$—	$101,860,585	$(79,953,632)	$22,139,636

See notes to consolidated financial statements.

EASYLINK SERVICES INTERNATIONAL CORPORATION
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income

	Preferred Stock				Common Stock						Additional	Accumulated Other		Total
	Series C		Series D		Class A		Class B		Treasury Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity

Balance — July 31, 2007	5,000	$50	250	$3	23,263,056	$232,630	—	$—	—	$—	$101,860,585	$—	$(79,953,632)	$22,139,636

Cumulative effect of FIN 48 adoption													(85,863)	(85,863)

Foreign currency translation adjustments												(1,056,327)		(1,056,327)

Unrealized loss on investment net of tax												(6,939)		(6,939)

Net Income													16,300,751	16,300,751

Total comprehensive income														15,151,622

Issuances of Common Stock					914,029	9,141					5,109,696			5,118,837

Forfeiture of cash related to options issued in acquisition of RTCI											6,342			6,342

Accrued dividends on preferred stock											(200,229)			(200,229)

Stock based compensation											685,791			685,791

Relative fair value of warrants issued in connection with Notes Payable											7,005,372			7,005,372

Beneficial conversion Feature associated with Notes Payable (Net of Tax adj $15.2 million)											9,316,471			9,316,471

Conversion of Series D preferred stock			(250)	(3)	192,307	1,923					(1,920)			—

Issuance of restricted stock					102,279	1,023					(1,023)			—

Repurchase of common stock									(109,250)	$(303,325)				(303,325)

Proceeds from exercise of employee stock options including income tax benefits					554,817	5,548					1,458,803			1,464,351

Proceeds from exercise of warrants					98,600	986					217,906			218,892

Balance — July 31, 2008	5,000	$50	—	$—	25,125,088	$251,251	—	—	(109,250)	$(303,325)	$125,457,794	$(1,063,266)	$(63,738,744)	$60,603,760

See notes to consolidated financial statements.

EASYLINK SERVICES INTERNATIONAL CORPORATION
Consolidated Statements of Cash Flows

	Year Ended July 31,
	2008	2007	2006
Cash flows from operating activities:
Net income	$16,300,751	$2,736,218	$2,975,956
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,480,474	1,951,804	1,289,592
Bad debt expense	430,827	678,362	629,141
Amortization of discount and other non-cash interest expense	7,142,534	76,595	159,208
Loss on disposal of fixed assets	—	52	21,656
Gain on sale of patents	—	—	(783,750)
Non-cash charges for equity instruments issued for compensation and services	685,791	850,675	646,005
Release of Valuation Reserve	(13,832,634)	—	—
Non-cash equity in losses of investment and other non-cash items	835,309	—	—
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(930,247)	(628,556)	278,257
Prepaid expenses and other assets	4,970,225	(118,766)	(1,416)
Accounts payable	(2,244,532)	(47,050)	222,309
Accrued expenses	(4,624,566)	567,000	(962,113)
Deferred revenue and other current liabilities	353,105	(33,718)	(190,640)
Lease liability from acquisition		(239,741)	(747,847)
Other long term liabilities	(4,896,337)	28,029	(177,625)

Net cash provided by operating activities	12,670,700	5,820,904	3,358,733

Cash flows from investing activities:
Payment for purchase of acquisitions, net of cash acquired	(49,384,596)	(300,000)	(4,413,372)
Additional costs of previous acquisition	(259,288)	(20,552)	(65,000)
Purchases of property and equipment	(1,874,084)	(395,449)	(549,046)
Purchase of EasyLink stock	—	(13,223,184)	—
Payment for transaction costs of EasyLink acquisition	—	(1,039,076)	—
Sale of business	4,504,477	—	—
Net cash from investments	(60,522)	—	—
Proceeds from sale of patents	—	—	783,750
Proceeds from sales of property and equipment	—	—	4,064

Net cash used in investing activities	(47,074,013)	(14,978,261)	(4,239,604)

Cash flows from financing activities:
Net borrowings from issuance of notes payable	59,936,323	10,000,000	—
Proceeds from exercise of warrants	—	247,564	3,097,843
Proceeds from exercise of employee stock options and restricted stock	1,655,986	443,416	732,421
Payment to reacquire class A common stock	—	(613,587)	—
Payment to reacquire series C preferred stock	—	(2,261,413)	—
Payment to obtain financing for EasyLink acquisition	—	(203,200)	—
Refund of withholding taxes on preferred stock dividends	—	—	60,000
Payments of capital lease obligations	—	—	(3,645)

Purchases of Treasury Stock	(303,325)	—	—
Payment of dividends on Preferred Stock	(200,000)	—	—

Net cash provided by financing activities	61,088,984	7,612,780	3,886,619

Effect of foreign exchange rates on cash and cash equivalents	(38,842)	—	—
Net increase (decrease) in cash and cash equivalents	26,646,829	(1,544,577)	3,005,748
Cash and cash equivalents, beginning of year	5,444,176	6,988,753	3,983,005

Cash and cash equivalents, end of year	$32,091,005	$5,444,176	$6,988,753

Supplemental disclosure of cash flow information:
Cash paid for interest	$4,891,473	$—	$257
Cash paid for income taxes	$1,475,213	$263,997	$113,750
See notes to consolidated financial statements.

EASYLINK SERVICES INTERNATIONAL CORPORATION
Notes to Consolidated Financial Statements
1. ORGANIZATION AND NATURE OF BUSINESS
EasyLink Services International Corporation (“ESIC”) is a Delaware corporation founded in 1991. Prior to the merger with EasyLink Services Corporation (“ESC”) in August 2007, the Company was known as Internet Commerce Corporation. ESIC is a global provider of value added services that facilitate the electronic exchange of documents and information between enterprises, their trading communities and their customers. The Company delivers its services through a global Internet Protocol (“IP”) network, which hosts its applications on enterprise-class platforms that are comprised of server and network operations centers located worldwide.
ESIC’s core services include electronic data interchange (“EDI”) services, fax services, telex services and other services that are integral to the movement of money, materials, products and people in the global economy including documents such as insurance claims, trade and travel confirmations, purchase orders, invoices, shipping notices and funds transfers that help our customers to be more efficient and mobile. ESIC’s operations include two business segments defined as follows:
•	Supply Chain Messaging Segment (“Supply Chain”) segment, which includes all EDI and telex services.
•	On Demand Messaging Segment (“On Demand”) segment, which includes all fax, e-mail, document capture and management (“DCM”) and workflow services.
References in these financial statements to ESIC,” “the Company,” “we,” “us,” and “our” refer to EasyLink Services International Corporation and our wholly-owned subsidiaries on a consolidated basis, unless otherwise stated.
2. SIGNIFICANT ACCOUNTING POLICIES AND PROCEDURES
Principles of consolidation and basis of presentation
The consolidated financial statements include the accounts of EasyLink Services International Corporation and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.
Reclassifications
Certain prior year balances have been reclassified to conform to the current year presentation.
During the second quarter of 2008, the company re-categorized reporting of certain customer and technical service costs from cost of services to general and administrative expenses, as these costs have no direct relationship to generating revenue. As such, the following reclassifications have been made to the 2007 and 2006 consolidated statements of operations to better reflect comparability between the years represented. The table below summarizes the reclassifications:

	July 31, 2007
	As Previously	Cost of Services	July 31, 2007
	Reported	Reclassifications	As Reclassified

Cost of services	$7,629,491	$(2,836,927)	$4,792,564
General and administrative	7,567,655	2,836,927	10,404,582

	July 31, 2006		Sales and
	Previously	Cost of Services	Marketing	July 31, 2006
	Reported	Reclassification	Reclassification	Reclassified

Cost of services	$7,447,232	$(2,648,805)		$4,798,427
Sales and marketing	1,853,949		$254,000	2,107,949
General and administrative	7,683,708	2,394,805		10,078,513

EASYLINK SERVICES INTERNATIONAL CORPORATION
Notes to Consolidated Financial Statements
2. SIGNIFICANT ACCOUNTING POLICIES AND PROCEDURES (CONT’D)
Use of estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates. Significant accounting estimates used in the preparation of our consolidated financial statements include the fair value of equity securities underlying stock based compensation, the collectability of receivables, the realizability of deferred tax assets, the carrying value of goodwill, intangible assets and long-lived assets and depreciation and amortization.
Revenue recognition
Revenue is recognized when persuasive evidence of an arrangement exists, services are rendered, pricing is fixed or determinable and collectability is reasonably assured.
We derive revenue from subscriptions to our various services, which includes transaction, monthly service and fax transmission fees. The subscription fees are comprised of both fixed and usage-based fees. Fixed subscription fees are recognized on a pro-rata basis over the subscription period. Usage fees are recognized in the period the services are rendered. We also derive revenue through implementation fees, interconnection fees and by providing data mapping services to our customers. Implementation fees are recognized over the life of the subscription period. Interconnection fees are fees charged to connect to another VAN service and are recognized when the data is transmitted to the connected service. Revenue from data mapping services is recognized when the mapping service has been completed and delivered to the customer.
Deferred revenue
Deferred revenue is comprised of deferrals for subscription fees, professional services and license and maintenance revenue associated with contracts for which amounts have been received in advance of services to be performed.
Cash and cash equivalents
All highly liquid investments with a maturity of three months or less at the time of purchase are considered to be cash equivalents.
Property and equipment
Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the related assets, generally three to seven years. Property and equipment under capital leases are stated at the present value of minimum lease payments and are amortized using the straight-line method over the shorter of the lease term or the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the shorter of the term of the lease or the estimated useful life of the asset.
Accounts receivable and allowance for doubtful accounts
Accounts receivable represent trade receivables billed to customers in arrears on a monthly basis. Receivables are recorded in the period that the related revenues are earned and are generally collected within 45 to 60 days. Accounts receivable are stated at the amount management expects to collect from outstanding balances. Management provides for estimated uncollectible amounts through an allowance for doubtful accounts and an allowance for sales returns and allowances. The allowance for doubtful accounts results in a charge to earnings and a credit to a valuation allowance based on our assessment of the current status of individual accounts. Balances that are still outstanding after management has performed reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. The allowance for sales returns and allowances is recorded as a reduction of total revenue and a credit to the allowance account based on specific review of account balances. Credit is granted to customers without requiring collateral. The amount of accounting loss for which we are at risk in these unsecured accounts receivable is limited to their carrying value.

EASYLINK SERVICES INTERNATIONAL CORPORATION
Notes to Consolidated Financial Statements
2. SIGNIFICANT ACCOUNTING POLICIES AND PROCEDURES (CONT’D)
Equity accounting for investments
Equity investments in which we exercise significant influence but do not control and are not the primary beneficiary, are accounted for using the equity method of accounting. Investments in which we do not exercise significant influence are accounted for using the cost method of accounting.
Fair value of financial instruments
The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable, restricted time deposits, accounts payable, accrued expenses, notes payable, and other liabilities excluding deferred revenue, approximate fair value due to their short maturities.
Income taxes
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
Earnings per share of common stock
Earnings per share (“EPS”) are calculated under the provisions of Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“SFAS 128”). SFAS 128 requires dual presentation of “basic” and “diluted” earnings per share on the face of the statement of operations. In accordance with SFAS 128, basic earnings per common share is computed by dividing the net income attributable to common stockholders by the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share is calculated by dividing net income attributable to common stockholders by the weighted average number of shares of common stock outstanding and all potential dilutive common shares that were assumed to be outstanding during the period.
The following data show the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock:

	For the year ended July 31, 2008
			Per Share
	Income	Shares	Amount

Net income	$16,300,751
Less: Series C preferred dividends	(200,229)

Basic EPS
Income available to common stockholders	16,100,522	24,537,719	$0.66

Effect of Dilutive Securities
Warrants	—	221,322
Stock options	—	1,053,487
Restricted stock	—	12,544
Shares issuable upon conversion of Series A & B Notes	7,619,326	21,958,786

Diluted EPS
Income available to common stockholders	$23,719,848	47,783,857	$0.50

Warrants, options, and Series C Preferred Stock of 5,751,389 were not included in computing diluted EPS because their effects were antidilutive.

EASYLINK SERVICES INTERNATIONAL CORPORATION
Notes to Consolidated Financial Statements
2. SIGNIFICANT ACCOUNTING POLICIES AND PROCEDURES (CONT’D)
Earnings per share of common stock (Cont’d)

	For the year ended July 31, 2007
			Per Share
	Income	Shares	Amount

Net income	$2,736,218
Less: Series C preferred dividends	(283,836)
Plus: Extinguishment of dividends on retired Preferred stock	200,000

Basic EPS
Income available to common stockholders	2,652,382	22,860,683	$0.12

Effect of Dilutive Securities
Warrants	—	223,077
Stock options	—	980,903
Series D preferred stock	—	192,307
Series C preferred stock	83,836	223,814

Diluted EPS
Income available to common stockholders	$2,736,218	24,480,784	$0.11

Options and warrants of 1,379,036 were not included in computing diluted EPS because their effects were antidilutive.

	For the year ended July 31, 2006
			Per Share
	Income	Shares	Amount

Net income	$2,975,956
Less: Series C preferred dividends	(400,000)

Basic EPS
Income available to common stockholders	2,575,956	20,643,139	$0.12

Effect of Dilutive Securities
Warrants	—	240,992
Stock options	—	1,564,058
Series D preferred stock	—	192,307

Diluted EPS
Income available to common stockholders	$2,575,956	22,640,496	$0.11

Options and warrants of 1,137,076 were not included in computing diluted EPS nor were series C preferred convertible shares of 447,628 because their effects were antidilutive.

EASYLINK SERVICES INTERNATIONAL CORPORATION
Notes to Consolidated Financial Statements
2. SIGNIFICANT ACCOUNTING POLICIES AND PROCEDURES (CONT’D)
Software development costs
Software development costs are capitalized under the provisions of Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”). We capitalize the costs of acquiring, developing and testing software to meet our internal needs. Under the provisions of SOP 98-1, we capitalize costs associated with software developed or obtained for internal use when both the preliminary project stage is completed and management has authorized further funding for the project which it deems probable will be completed and used to perform the function intended. Capitalized costs include only (1) external direct costs of materials and services consumed in developing or obtaining internal-use software, (2) payroll and payroll-related costs for employees who are directly associated with and devote time to the internal-use software project and (3) interest costs incurred while developing internal-use software. Capitalization of such costs ceases no later than the point at which the project is substantially complete and ready for its intended use. Software development costs are amortized using a straight-line method over a three-year period.
Stock-based compensation
We account for stock-based compensation in accordance with SFAS No. 123(R), Share-Based Payment. Under the fair value recognition principles of this statement, share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the estimated term of the stock award using the straight-line method.
Other intangible assets
Other intangible assets are carried at cost less accumulated amortization. Other intangible assets are amortized on a straight-line basis over their expected lives.
Impairment of long-lived assets
Our long-lived assets, including amortizable intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Management also reevaluates the periods of amortization of long-lived assets to determine whether events and circumstances warrant revised estimates of useful lives. When such events or changes in circumstances occur, we test for impairment by comparing the carrying value of the long-lived asset to the estimated undiscounted future cash flows expected to result from use of the asset and its eventual disposition. If the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset, the Company would recognize an impairment loss. The amount of the impairment loss will be determined by comparing the carrying value of the long-lived asset to its fair value (See Note 5).
Goodwill
Goodwill consists of the excess of the purchase price over the fair value of identifiable net assets of businesses acquired. In accordance with SFAS 142, goodwill is no longer required to be amortized; instead, goodwill is to be evaluated for impairment at least annually and whenever events or circumstances indicate impairment may have occurred. The assessment requires the comparison of the fair value of our reporting units to the carrying value of net assets, including allocated goodwill. If the carrying value of the reporting unit exceeds its fair value, we must perform a second test to measure the amount of impairment. The second step of the goodwill impairment test compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. The Company allocates the fair value of a reporting unit to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss would be recognized in an amount equal to that excess (see Note 5). We performed an annual goodwill impairment test as of July 31.

EASYLINK SERVICES INTERNATIONAL CORPORATION
Notes to Consolidated Financial Statements
2. SIGNIFICANT ACCOUNTING POLICIES AND PROCEDURES (CONT’D)
Beneficial conversion feature and accretive interest expense
Under GAAP, a beneficial conversion feature is required to be recognized on the date that a convertible instrument becomes convertible into equity shares and the fair market value of those equity shares exceeds the conversion price under the convertible instrument. In addition, a separate fair market value as determined by the Black-Scholes option-pricing model is to be applied to detachable warrants issued in conjunction with debt financings. These amounts are recorded as a reduction in the face value of the issued convertible or debt instrument with an offset going to additional paid-in-capital. This reduction will accrete through the profit and loss statement as interest expense using the interest rate method over the life of the convertible or debt instrument. We recognized approximately $22.5 million in reduction to the York notes on issuance as a result of these GAAP treatments. The accretive interest recorded for the fiscal year ended July 31, 2008 equals approximately $7.3 million.
Foreign currency
The functional currencies of foreign subsidiaries are their respective local currencies. The financial statements are maintained in local currencies and are translated to United States dollars using period-end rates of exchange for assets and liabilities and average rates during the period for revenues, cost of revenues and expenses. Translation gains and losses are included in accumulated other comprehensive loss as a separate component of stockholders’ equity. Gains and losses from foreign currency transactions are included in the consolidated statements of operations.
Recently adopted accounting pronouncements
On August 1, 2007, we adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 describes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Upon adoption, the Company recognized a $86,000 charge to our beginning retained deficit as a cumulative effect of a change in accounting principle. See Note 10 — Income Taxes.
Recent accounting pronouncements not yet adopted
The Company will be required to adopt Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”) for the fiscal year beginning August 1, 2008. SFAS 157 provides a single definition of fair value and a hierarchical framework for measuring it, as well as establishing additional disclosure requirements about the use of fair value to measure assets and liabilities. We do not believe that SFAS 157 will have a material impact on our financial statements. In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).
In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities” (“SFAS 159”) effective for fiscal years beginning after November 15, 2007. SFAS 159 provides the option to report certain financial assets and liabilities at fair value, with the intent to mitigate volatility in financial reporting that can occur when related assets and liabilities are recorded on different bases. We evaluated the impact of SFAS 159 and determined that the impact will not be material.

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
In May, 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The PCAOB does not expect that this Statement will result in a change in current practice. However, transition provisions have been provided in the unusual circumstance that the application of the provisions of this Statement results in a change in practice.

EASYLINK SERVICES INTERNATIONAL CORPORATION
Notes to Consolidated Financial Statements
3. ACQUISITIONS
EASYLINK SERVICES CORPORATION — On August 20, 2007, the Company completed its acquisition by merger of EasyLink Services Corporation (“ESC”). We acquired ESC to diversify our service offerings, increase our revenue and obtain a larger customer base in order to compete more effectively in the global market place.
This acquisition process began on May 3, 2007, when a then existing wholly-owned subsidiary, Jets Acquisition Sub, Inc. (the “Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) to acquire ESC (the “Merger”). Under the terms of the Merger Agreement, we paid $5.80 per share in cash in exchange for each share of class A common stock of ESC, for an aggregate purchase price of approximately $70.8 million.
During the first quarter of 2008, the Company recorded a share of the losses incurred by ESC for the days in August prior to the acquisition based on the ownership percentage that the Company held at the acquisition date. The Company’s share of the losses for the period equaled $930,269.
The following table sets forth the components of the purchase price for ESC as of August 20, 2007.

Base purchase price	$63,378,560
EasyLink class A common stock issued	724,125
Transaction costs paid in cash	4,213,390
Transaction costs paid in stock	2,485,350

Total purchase price	$70,801,425

The purchase price components include $13,223,184 invested in ESC common stock as of July 31, 2007 and $1,039,076 of transaction costs incurred as of July 31, 2007, which were deferred.
The following table provides the estimated fair value of assets acquired and liabilities assumed in the ESC acquisition:

Cash	$3,971,120
Accounts receivable	11,114,444
Prepaid expenses and other current assets	3,251,342
Fixed assets	8,969,279
Intangible assets — software	8,700,000
Intangible assets — trade names	3,185,000
Intangible assets — customer relationships	19,400,000
Accounts payable	(3,869,611)
Accrued liabilities	(14,244,428)
Other current liabilities	(1,321,307)
Long term liabilities	(5,221,862)

Fair value of net assets acquired	33,933,977
Goodwill	36,867,448

Total purchase price	$70,801,425

Estimates of acquired intangible assets are as follows:

		Weighted Average
	Estimated	Estimated
Acquired Intangible Assets	Fair Value	Useful Life
Customer Relationships	$19,400,000	8
Internally developed software	8,700,000	4
Trade name	3,185,000	Indefinite
Goodwill	36,867,448	Non-amortizable

EASYLINK SERVICES INTERNATIONAL CORPORATION
Notes to Consolidated Financial Statements
3. ACQUISITIONS (CONT’D)
As of July 31, 2007, the Company had invested in 2,293,515 shares of the voting common stock of EasyLink Services Corporation (“ESC”) representing 20.79% of the total outstanding voting common stock of ESC as of that date. The total dollar investment in ESC was $13,223,184. The total market value of the ESC common stock on July 31, 2007 was $13,073,036. The following table presents summarized combined financial information for ESC, the Company’s only 50 percent or less owned investment, as of July 31, 2007.

(In thousands)
(unaudited)
Revenues	$4,205
Operating income	411
Net income	322

Current assets	$16,988
Non-current assets	20,191
Current liabilities	16,289
Non-current liabilities	762
Stockholders’ equity	20,128
Note: Income and expense items are from July 10, 2007, the date the stock was purchased, to July 31, 2007. Balance sheet accounts are as of July 31, 2007.
Proforma Financial Information
The following unaudited proforma summary financial information presents the consolidated results of operations as if the acquisition of ESC had occurred on August 1, 2005. The pro forma results are shown for illustrative purposes only and do not purport to be indicative of the results that would have been reported if the acquisition had occurred on the date indicated or indicative of the results that may occur in the future. The results of operations of ESC are consolidated with the results of operations of the Company as of the acquisition date.

	July 31,
	2008	2007	2006
Revenues	$94,413,313	$96,453,004	$95,272,040

Income (loss) from continuing operations	12,536,264	4,396,210	(1,735,672)
Income from discontinued operations	—	928,366	—

Net income (loss)	12,536,264	1,270,201	(1,735,672)

Income (loss) available to common stockholders	12,336,035	1,186,365	(2,135,672)

Basic income (loss) per common share:
Income (loss) from continuing operations	$0.50	$0.01	$(0.10)

Income from discontinued operations	—	0.04	—

Net Income (loss)	0.50	0.05	(0.10)

Diluted income per common share:
Income (loss) from continuing operations	0.26	0.01	(0.09)

Income from discontinued operations	—	0.04	—

Net Income (loss)	$0.26	$0.05	$(0.09)

STEWART TECHNICAL SERVICES
On January 31, 2007, we completed the acquisition of certain assets of Stewart Technical Services, Inc. (“STS”). STS provided EDI services. In accordance with the Asset Purchase Agreement (“Agreement”), we paid $300,000 upon close and had a contingent payment of up to an additional one times revenue for the first year’s revenue less the $300,000 payment made at closing. In our fiscal year ended July 31, 2008, we paid a final earn-out to STS of $259,000. As a result of the acquisition, we recorded fixed assets of $5,000 and intangible assets of approximately $288,000 comprised of internally developed software of $188,000 and customer relationships of $100,000. The fixed assets have an estimated useful life of three years and customer relationships and internally developed software have estimated useful lives of five and four years, respectively. No pro forma information regarding revenue and income was provided as the effect of the acquisition on the consolidated financial statements was not material. Acquired intangible assets are deductible for tax purposes.
ENABLE
On May 9, 2006, we acquired all of the outstanding shares of Enable Corp. (“Enable”), a privately held corporation that provided trading community portals, web based EDI trading tools, and EDI professional services to a variety of industries. Under the terms of the Share Purchase Agreement, we paid $4.2 million in cash and issued 686,324 shares of our class A common stock valued at approximately $2.6 million. We issued an additional 12,488 shares of our class A common stock valued at approximately $36,000 on May 9, 2007 (the “Shortfall Stock”) as required under the terms of the Share Purchase Agreement.
The following table sets forth the components of the purchase price for Enable as of July 31, 2007.

Cash on closing	$4,203,000
EasyLink class A common stock issued	2,668,455
Transaction costs	436,759

Total purchase Price	$7,308,214

EASYLINK SERVICES INTERNATIONAL CORPORATION
Notes to Consolidated Financial Statements
3. ACQUISITIONS (CONT’D)
The following table provides the estimated fair value of assets acquired and liabilities assumed in the Enable acquisition:

Cash	$991,747
Accounts receivable	585,003
Restricted cash	15,000
Other assets	14,975
Fixed assets	246,520
Intangible assets – acquired technology	1,775,000
Intangible assets – trade names	250,000
Intangible assets – customer relationships	1,500,000
Liabilities	(478,849)

Fair value of net assets acquired	4,899,396
Goodwill	2,408,818

Total purchase price	$7,308,214

The recorded fixed assets were estimated to have a life of two to three years. The acquired technology intangibles were estimated to have a life between one and four years, and the customer relationship and trade names intangibles were estimated to have a life of seven years. We recorded $2,409,000 in goodwill resulting from the Enable acquisition. Revenue from the Enable acquisition includes hosting and transaction fees, administrative fees and professional services. Goodwill and intangible assets are deductible for tax purposes.
Enable Pro Forma Financial Information
The following unaudited pro forma summary financial information presents the consolidated results of operations as if the acquisition of Enable had occurred on August 1, 2005. The pro forma results are shown for illustrative purposes only and do not purport to be indicative of the results that would have been reported if the acquisition had occurred on the date indicated or indicative of the results which may occur in the future. The results of operations of Enable are consolidated with the results of operations of the Company subsequent to the acquisition date.

July 31, 2006

Revenues	$22,857,358
Net income	$1,901,067
Basic income per common share	$0.09
Diluted income per common share	$0.08
The acquisition of Enable was made to strengthen our web based trading technology offering and customer base.
KODIAK
On November 1, 2005,we acquired the outstanding share of the Kodiak Group, Inc. (“Kodiak”), a privately held company that provided EDI outsourcing and global data synchronization services.
Under the terms of the Share Purchase Agreement, we paid $1.0 million in cash on close and we were to pay an additional $1.0 million in cash should the Kodiak operations generate revenue of no less than $3.0 million over the first twelve months following the acquisition, and up to an additional $0.5 million on a pro-rated basis should the Kodiak operations generate between $3.25 and $4.0 million in revenue over the first twelve months following the acquisition. For that period, the Kodiak operations did not achieve the revenue goal of $3.0 million. Therefore, we have no additional payment obligations. We based our allocation of the purchase price on the assumption that the sellers of Kodiak would not receive any of the additional payments outlined above.

EASYLINK SERVICES INTERNATIONAL CORPORATION
Notes to Consolidated Financial Statements
3. ACQUISITIONS (CONT’D)

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

The recorded fixed assets were estimated to have a life of two years and the customer relationship intangible was estimated to have a life of five years. Revenue from the Kodiak acquisition includes EDI outsourcing, professional services and mapping revenue. There was no goodwill recorded as a result of this acquisition. The acquisition of Kodiak was made to enhance our professional services offerings as well as expand our customer base. Acquired intangible assets are deductible for tax purposes. The results of the operations of this business were included in the Company’s results in the second quarter of 2006.
4. DISPOSITIONS
On December 7, 2007, EasyLink Services International Corporation, ESC, and j2 Global Communications, Inc. (“j2 Global”) entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) pursuant to which ESC sold to j2 Global certain assets and liabilities relating to and used in ESC’s web-based fax delivery service known as RapidFax. The net purchase price paid by j2 Global was $5.2 million in cash after adjustment, subject to a holdback amount as set forth in the Asset Purchase Agreement. No gain or loss was recognized from this sale.
5. ACQUIRED INTANGIBLE ASSETS AND GOODWILL
Intangible assets are summarized as follows:

	Weighted average
	amortization	July 31,
	period (years)	2008	2007	2006

Mapping technology	5	$4,780,000	$4,780,000	$4,780,000
Purchased customer relationships	6 - 8	20,053,128	2,978,789	2,878,592
Internally developed systems	4	11,806,571	2,840,159	2,651,870
Tradenames	<1	3,435,000	250,000	250,000

Intangible assets, gross		40,074,699	10,848,948	10,560,462

Less accumulated amortization:
Mapping technology		(4,780,000)	(4,780,000)	(4,780,000)
Purchased customer relationships		(3,418,196)	(905,354)	(405,325)
Internally developed systems		(4,054,474)	(1,382,742)	(537,230)
Tradenames		(79,563)	(43,849)	(8,135)

Accumulated amortization		(12,332,233)	(7,111,945)	(5,730,690)

Intangible assets, net		$27,742,466	$3,737,003	$4,829,772

Tradenames from the EasyLink acquisition in the amount of $3,185,000 are not amortizable.

EASYLINK SERVICES INTERNATIONAL CORPORATION
Notes to Consolidated Financial Statements
5. ACQUIRED INTANGIBLE ASSETS AND GOODWILL (CONT’D)
As part of the purchase of ESC during fiscal 2008, we acquired total intangible assets of $31,285,000 consisting of $19,400,000 in customer relationships, $8,700,000 in internally developed systems and $3,185,000 in tradenames.
Customer relationships are being amortized over 8 years, internally developed systems are being amortized over 4 years and tradenames are not amortized.
As part of the purchase of STS during 2007, we acquired intangible assets of $288,000 consisting of $188,000 in internally developed systems and $100,000 in customer relationships.
At July 31, 2007, mapping technology was related entirely to the RTCI acquisition and was fully amortized as of the previous fiscal year end. As of July 31, 2007, internally developed software was related to the STS, Enable and Electronic Commerce Systems (“ECS”) acquisitions.
At July 31, 2008, intangible assets included customer relationships acquired from the ESC, STS, Enable, Kodiak, the Managed ECTM (“MEC”) business of QRS Corporation and ECS. At July 31, 2007, the balance represented all the previously listed acquisitions except ESC. Tradenames as of July 31, 2007 were related entirely to the Enable acquisition.
As of July 31, 2008, estimated amortization expense for intangible assets for the remaining life of those assets are as follows:

Fiscal
Year	Estimated Amortization Expense
2009	5,486,246
2010	5,157,322
2011	4,671,723
2012	2,516,243
2013	2,332,344
thereafter	4,393,588
The changes in the carrying amount of goodwill for the years ended July 31, 2008 and 2007 are as follows:

Balance at July 31, 2006	$6,148,332
Acquired goodwill	144,722

Balance at July 31, 2007	$6,293,054
Acquired goodwill (see Note 3)	36,867,448

Goodwill disposed in sale of Rapidfax	(2,950,542)

Balance at July 31, 2008	$40,209,960

EASYLINK SERVICES INTERNATIONAL CORPORATION
Notes to Consolidated Financial Statements
6. PROPERTY AND EQUIPMENT
Property and equipment consists of the following:

	July 31,
	Estimated
	Useful Lives
	(Years)	2008	2007

Computers and office equipment	3	$11,358,166	$4,787,261
Furniture and fixtures	7	346,595	350,310
Purchased software	3	2,195,852	1,383,713
Leasehold improvements	Various	3,106,425	317,186

		17,007,038	6,838,470
Less accumulated depreciation and amortization		(8,455,111)	(5,894,634)

		$8,551,927	$943,836

Depreciation and amortization expense related to property and equipment was approximately $3,140,000, $571,000 and $396,000 for the years ended July 31, 2008, 2007 and 2006, respectively.
7. GAIN ON SALE OF PATENTS
On June 12, 2006, we sold four outstanding information security patents and the related patent applications to Harmony Logic Systems LLC (“Purchaser”). These patents were not being used in our service offerings and were considered immaterial to business operations. The Purchaser paid $825,000 in cash in consideration for the assignment of these patents and granted us a royalty-free, irrevocable worldwide license for the patents. In addition, we may receive a royalty of 10% of the net consideration from the licensing of the patents, if any. Costs related to the sale of the patents were $41,250, resulting in a net gain on the sale of $783,750. We received no royalty payments through July 31, 2008.
8. ACCRUED EXPENSES
Accrued expenses consist of the following:

	July 31,
	2008	2007

Payroll and related costs	$2,872,899	$819,303
Carrier charges	2,184,546	—
Other	1,524,339	91,723
Sales/Use taxes payable	1,002,660	—
Professional fees	1,319,275	172,998
Federal and state income taxes payable	1,326,592	—
Interest	452,895	68,750

	$10,683,206	$1,152,774

EASYLINK SERVICES INTERNATIONAL CORPORATION
Notes to Consolidated Financial Statements
9. STOCKHOLDERS’ EQUITY
Class A Common Stock:
Holders of class A common stock are entitled to one vote per share on all matters to be voted on by common stockholders. Subject to the preferences of the preferred stock, the holders of class A common stock are entitled to a proportional distribution of any dividends that may be declared by the Board of Directors, provided that if any distributions are made to holders of class A common stock, identical per-share distributions must be made to the holders of class B common stock, even if the distributions are in class A common stock. In the event of liquidation, dissolution or winding up of EasyLink, the holders of class A common stock are entitled to share equally with holders of class B common stock in all assets remaining after liabilities and amounts due to holders of preferred stock have been paid in full or set aside. Class A common stock has no preemptive, redemption or conversion rights. The rights of holders of common stock are subject to, and may be adversely affected by, the rights of the holders of series C preferred stock, series D preferred stock or any other series of preferred stock we may designate in the future.
Beginning in May 2008, we began to repurchase stock in accordance with a stock buyback program resolution adopted recently by our Board of Directors. On May 1, 2008, York Capital Management, L.P. and the other Purchasers who are party to the Securities Purchase Agreement dated May 3, 2007 (as amended, the “Purchase Agreement”) executed and delivered to the Company a Conditional Waiver and Consent to Repurchase of Common Shares, waiving the provisions of the Purchase Agreement that restricted the Company from repurchasing its own common stock to the extent that the Company’s repurchase does not exceed one million shares of the Company’s Series A common stock and that such repurchases are consummated on or before December 31, 2008. Pursuant to the resolutions adopted by our Board of Directors, all such repurchases must be made in accordance with Rule 10b-18 promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934. As of July 31, 2008, we repurchased 109,250 shares at a cost of $303,325. The repurchase was recorded under the cost method and has been classified as Treasury stock. Future dividends may be limited per the Purchase Agreement.
Class B Common Stock:
Our Articles of Incorporation authorized the issuance of Class B common stock which was convertible into class A common stock. All of the class B common stock were issued and subsequently converted in to class A common stock prior to July 31, 2007. There are no remaining shares of class B common stock authorized or available for issuance.
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
Series C preferred stock is redeemable, in whole or part at our option at any time after January 1, 2005. The redemption price for each share of series C preferred stock is $1,000 plus accrued and unpaid dividends. Notice of redemption must be given 45 days prior to the redemption date. Series C preferred stock shall be preferred as to assets over all other classes or series of preferred stock in the event of any liquidation, dissolution or winding up. In any liquidation, dissolution or winding up, the holders of series C preferred stock are entitled to receive an amount in cash equal to $1,000 per share plus any accrued and unpaid dividends before any distribution is made to holders of common stock.
The holders of the outstanding shares of series C preferred stock are entitled to receive a 4% per share annual cumulative dividend payable in cash or shares of common stock at our option. Each share of series C preferred stock is deemed to have a value of $1,000 and each share of common stock to be paid as a dividend shall be valued at the average of the Market Price (as defined by the certificate of designation of the series C convertible preferred stock) for ten consecutive trading days ending two days prior to the payment date. Dividends are payable on January 1 of each year. Dividends accrue and are cumulative on a daily basis, whether or not earned or declared. In February 2008, we issued a cash dividend of $200,000 in payment of the dividend on series C preferred stock. In January 2007 and 2006, we issued 65,398 and 141,844 shares of class A common stock in payment of the dividends on series C preferred stock, respectively.

EASYLINK SERVICES INTERNATIONAL CORPORATION
Notes to Consolidated Financial Statements
9. STOCKHOLDERS’ EQUITY (CONT’D)
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
As of July 31 2008 and 2007, accrued dividends of $116,393 and $116,164 were included in accrued expenses on our balance sheet. Total liquidation preference of the Series C preferred stock was $5,116,393 and $5,116,164 at July 31, 2008 and 2007, respectively.
Series D Preferred Stock:
On April 25, 2008, the holder of 250 shares of our Series D Convertible Redeemable Preferred Stock gave notice to convert all of such shares. Each share of Series D Convertible Redeemable Preferred Stock was converted into 769.23 shares of class A common stock, resulting in an issuance of 192,307 shares. The effective date of the conversion was April 25, 2008. There are no shares of Series D stock outstanding at July 31, 2008.
Warrants
As of July 31, 2008, the following warrants to purchase class A common stock were outstanding:

	Number of	Exercise
	Shares	Price	Expiration Date

2004 Private Placement Warrants	551,422	$2.22	October 20, 2009
2004 Private Placement Commission Warrants(a)	88,922	$2.22	October 20, 2009
Affiliates of York Capital Management	4,156,448	$3.34	August 20, 2012

Total number of Shares	4,796,792

(a)	Issued to the private placement agent in the 2004 private placement.
As of July 31, 2008 and 2007, there were 4,796,792 and 738,944 outstanding warrants, respectively. During the 2008 fiscal year, 98,600 2004 Private Placement Warrants were exercised at a price of $2.22. The fair market value of warrants issued for compensation and services has been recognized as an expense in the period in which the respective services were performed.
The following table summarizes warrants outstanding as of July 31, 2008, 2007 and 2006, as well as changes during the years then ended:

	Year ended July 31,
	2008	2007	2006

Warrants outstanding at beginning of year	738,944	1,267,950	3,250,762
Granted	4,156,448	—	—
Forfeited	—	(432,806)	—
Exercised	(98,600)	(96,200)	(1,982,812)

Warrants outstanding at end of year	4,796,792	738,944	1,267,950

EASYLINK SERVICES INTERNATIONAL CORPORATION
Notes to Consolidated Financial Statements
9. STOCKHOLDERS’ EQUITY (CONT’D)
Stock incentives
The 2005 Stock Incentive Plan (the “2005 Plan”) was adopted in November 2005 and approved by the stockholders on January 4, 2006. The total shares of class A common stock subject to the 2005 Plan shall not exceed the sum of 2,000,000 shares plus any shares that were reserved and available for issuance under our retired Amended and Restated Stock Option Plan (the “Amended Plan”), as of the effective date of the 2005 Plan, which totaled 1,173,233 shares of class A common stock out of the original 7,000,000 shares under the Amended Plan. An amendment to the 2005 Plan to increase the number of shares reserved for issuance by an additional 2,500,000 shares was adopted by our Board of Directors in April of 2007 and approved by the shareholders on August 14, 2007. The Board of Directors or its Compensation Committee may grant the following stock incentives under the 2005 Plan: stock options to purchase shares of class A common stock, including incentive stock options and non-qualified stock options; restricted stock awards; restricted stock units; and stock appreciation rights. Each of the above stock incentives will be evidenced by a stock incentive agreement in such form and with such terms and conditions as the Board of Directors or Compensation Committee may, pursuant to the provisions of the 2005 Plan, determine in their discretion. As of July 31, 2008, the only stock incentives outstanding under the 2005 Plan are stock options and restricted stock awards.
The weighted-average fair value at the date of grant for options granted during the fiscal years ended July 31, 2008, 2007 and 2006 was $1.32, $1.82 and $1.27 per share, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted-average assumptions:

	Year ended July 31,
	2008	2007	2006

Risk-free interest rate	3.87%	4.55%	4.25%
Expected term	3.75	3.0	3.0
Expected volatility	59%	77%	81%
Expected dividend yield	0%	0%	0%
Forfeiture rate	40%	—	—
The following table summarizes stock options outstanding as of July 31, 2008, 2007 and 2006, as well as changes during the years then ended:
(Shares in thousands)

	Year ended July 31,
	2008		2007		2006
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price

Options outstanding at beginning of year	3,946.5	$5.26	4,297.7	$4.69	4,958.6	$4.38
Granted	1,775.2	6.86	597.5	3.45	577.0	2.31
Forfeited/Expired	(1,339.5)	7.83	(382.1)	2.67	(454.1)	2.84
Exercised	(554.8)	2.59	(566.6)	0.78	(783.8)	2.07

Options outstanding at end of year	3,827.4	5.49	3,946.5	5.26	4,297.7	4.69

Options exercisable at end of year	3,315.5	$5.86	3,148.4	$5.84	3,522.9	$5.29

The total intrinsic value, which is the difference between the market price when exercised and the option strike price, of stock options exercised was $320,007, $1,208,425, and $735,213 for the years ending July 31, 2008, 2007, and 2006, respectively. The total fair value, which is the number of shares times the price calculated using the Black-Scholes pricing model, of options vested was $530,363, $627,201, and $549,452 for the years ending July 31, 2008, 2007, and 2006, respectively.
As of July 31, 2008, the total compensation cost related to nonvested awards not yet recognized is $341,231. The weighted average period over which they are expected to be realized is 1.6 years.

EASYLINK SERVICES INTERNATIONAL CORPORATION
Notes to Consolidated Financial Statements
9. STOCKHOLDERS’ EQUITY (CONT’D)
The following table presents information relating to stock options outstanding as of July 31, 2008.
(Shares in thousands)

		Options Outstanding			Options Exercisable
		Weighted-				Weighted
		Average	Weighted-			Average	Weighted-
		Remaining	Average	Aggregate		Remaining	Average	Aggregate
Range of Exercise		Contractual	Exercise	Intrinsic		Contractual	Exercise	Intrinsic
Prices	Shares	Life (years)	Price	Value	Shares	Life (years)	Price	Value
$0.90 - 0.96	500.0	5.7	$0.94	$1,082,000	500.0	5.7	$0.94	$1,082,000
$1.01 - 1.40	353.8	4.3	$1.21	668,780	353.8	4.3	$1.21	668,780
$1.52 - 2.00	595.7	5.5	$1.86	739,128	595.7	5.5	$1.86	739,128
$2.26 - 2.57	595.0	4.9	$2.40	414,506	498.1	4.7	$2.39	353,099
$2.70 - 2.80	570.7	4.7	$2.75	200,299	512.3	5.1	$2.74	182,799
$3.00 - 3.50	558.3	8.5	$3.36	5,975	201.7	7.3	$3.34	5,975
$3.58 - 11.43	188.3	3.6	$4.68	—	188.3	3.6	$4.68	—
$12.00 - 38.40	305.1	0.9	$12.07	—	305.1	0.9	$12.07	—
$40.00 - 48.21	60.3	1.0	$41.36	—	60.3	1.0	$41.36	—
$60.00 - 60.00	50.0	0.9	$60.00	—	50.0	0.9	$60.00	—
$80.00 - 80.00	50.0	0.9	$80.00	—	50.0	0.9	$80.00	—
$157.98 - 157.98	0.1	1.8	$157.98	—	0.1	1.8	$157.98	—
$499.93 - 499.93	0.1	1.5	$499.93	—	0.1	1.5	$499.93	—

	3,827.4	5.0	$5.49	$3,110,688	3,315.5	4.6	$5.86	$3,031,781

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on our closing stock price of $3.10 as of July 31, 2008, which would have been received by the option holders had those option holders exercised their options as of that date. We had 4,282,343 options-shares available for grant under the Plan as of July 31, 2008.
Prior to November 1, 2005, each non-employee member of the Board of Directors received annual compensation of $25,000, which was payable quarterly in shares of class A common stock. We issued 0, 0 and 29,998 shares of class A common stock for the fiscal years ended July 31, 2008, 2007 and 2006, respectively, and recorded a non-cash compensation charge related to these shares of $0, 0 and $87,000 for the fiscal years ended July 31, 2008, 2007 and 2006, respectively. The shares were fully vested on issuance. The 29,998 shares of class A common stock issued in the fiscal year ended July 31, 2006 were related to four months of services provided in 2005 and services provided for the first quarter of fiscal year 2006. As of November 1, 2005, each non-employee member of the Board of Directors receives annual compensation of $36,000 for his current term of office and beginning January 1, 2007, each non-employee member of the Board of Directors was granted 7,500 options, which vest in increments of 25% at the beginning of each calendar quarter, as additional annual Board of Directors compensation. Each director may receive 2,500 additional options for participating in committees within the Board of Directors which vest in 25% increments at the beginning of each calendar quarter.
As of January 1, 2008, annual non-employee board member compensation increased to $45,000. In addition, effective January 1, 2008, a total of 25,861 shares of restricted stock were granted to our five board members.
Upon the acquisition of ESC, 164,029 restricted shares of ESC executives were converted to ESIC restricted stock at a value of $543,559. In addition, ESC stock options were converted to ESIC stock options at a value of $1,909,350.
The following is additional information related to our stock incentive plans:

	Year ended July 31,
	2008	2007	2006
Compensation expense	$685,791	$850,674	$646,005
Cash received from exercise of share options	$1,437,094	$443,416	$732,421
Cash used in settlement of equity instruments granted	—	—	—

EASYLINK SERVICES INTERNATIONAL CORPORATION
Notes to Consolidated Financial Statements
10. INCOME TAXES
Income taxes are computed in accordance with SFAS No. 109. The significant components of income from continuing operations before income taxes and the consolidated income tax provision from continuing operations for fiscal years 2008, 2007 and 2006 were as follows:

	July 31,
	2008	2007	2006
Income before income taxes:
Domestic	$(3,896,011)	$2,937,354	$3,036,594
International	7,757,642	—	—

Total	$3,861,631	$2,937,354	$3,036,594

Provision for taxes on income:
Federal	$201,644	$81,384	$60,638
State and local	539,352	119,752	—
International	885,227	—	—

Total current	1,626,223	201,136	60,638

Deferred:
Federal	1,694,896	—	—
State and local	(2,105,560)	—	—
International	177,955	—	—

Change in valuation allowance	(13,832,634)	—	—
Total deferred	(14,065,343)	—	—

Total	$(12,439,120)	$201,136	$60,638

Differences between income tax (benefit) expense from continuing operations reported for financial reporting purposes and that computed based upon the application of the statutory U.S. Federal tax rate to the reported income from continuing operations before income taxes for the fiscal years 2008, 2007 and 2006 were as follows:

	For the year ended July 31,
	2008	2007	2006

Expected federal statutory rate	34.0%	34.0%	34.0%
Increase (decrease) in taxes resulting from:
Other permanent differences	13.7	4.4	(1.0)
State and local income taxes, net of federal effect	5.7	6.8	5.8
Prior year true ups	(5.2)	(18.1)	—
Difference in rate for foreign taxes	(9.6)	—	—
Transfer pricing adjustment	(4.7)	—	—
Restricted stock adjustment	2.0	—	—
FIN 48	0.1	—	—
State net operating loss recognition	—	(29.0)	—
Increase (decrease) in valuation allowance	(358.1)	8.5	(36.8)

Effective tax rate	(322.1)%	6.6%	2.0%

EASYLINK SERVICES INTERNATIONAL CORPORATION
Notes to Consolidated Financial Statements
10. INCOME TAXES (CONT’D)
The tax effect of temporary differences that gave rise to the deferred tax balance sheet accounts were as follows:

	July 31,
	2008	2007

Deferred tax assets:
Accruals and allowances	$881,348	$250,078
Prepaids and deferrals	370,867	90,999
Deferred rent	—	6,127
Inventory	—	14,000
Property and equipment	706,536	175,818
Amortization of purchased intangibles	—	102,552
Credit carryforwards	1,025,463	323,359
Warrant discount	210,390	—
Net operating loss carryforwards	34,880,299	29,070,640
Stock compensation	189,490	—
Investment	4,661	—
Capital loss carryforward	2,613	—
FIN 48	32,032	—

	38,303,699	30,033,573

Deferred tax liabilities:
Amortization of purchased intangibles	(5,050,967)	—
Beneficial conversion feature	(4,239,841)	—

	(9,290,808)

Net deferred tax asset before valuation allowance	29,012,891	30,033,573
Valuation allowance	(24,654,188)	(30,033,573)

Net deferred tax asset	$4,358,703	$—

At July 31, 2008, we had $35.9 million of deferred tax assets related to operating loss carryforwards and credit carryforwards. We had $34.3 million of deferred tax assets related to domestic net operating loss carryforwards, including $5.7 million for state income tax purposes, which expire between 2018 and 2027. We had $0.6 million of deferred tax assets related to foreign net operating loss carryforwards, which have carryforward periods ranging from 8 years to unlimited in the various countries. We had $1.0 million in credit carryforwards, including $0.4 million of alternative minimum tax credits, which have an unlimited carryforward period, and $0.6 million of R&D credits, which expire between 2008 and 2021.
The gross deferred tax assets as of July 31, 2008 were reduced by valuation allowances of $24.6 million, relating to domestic net operating loss carryforwards, foreign net operating loss carryforwards, and other tax attributes, as it is more likely than not that some portion or all of these tax attributes will not be realized. The valuation allowance was reduced by $13.8 million during fiscal 2008 due to releases of valuation allowances on deferred tax assets realized or expected to be utilized and to a larger extent resulting from an evaluation of the expected utilization of the Company’s net operating loss carryforwards and tax attributes based on Company forecasts.
In evaluating whether it is more likely than not that we would recover our deferred tax assets, future taxable income, the reversal of existing temporary differences and tax planning strategies were considered. We believe that our estimates for the valuation allowances recorded against deferred tax assets are appropriate based on current facts and circumstances.

EASYLINK SERVICES INTERNATIONAL CORPORATION
Notes to Consolidated Financial Statements
10. INCOME TAXES (CONT’D)
We adopted the provisions of Financial Accounting Standards Board Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on August 1, 2007. Among other things, FIN 48 requires application of a “more likely than not” threshold to the recognition and derecognition of tax positions. It further requires that a change in judgment related to prior years’ tax positions be recognized in the quarter of such change. As a result of the implementation of FIN 48, we recognized a $85,863 increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the August 1, 2007 balance of retained earnings. A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	Federal	State	Foreign	Total
Balance at August 1, 2007	$47,768	$50,603	$—	$98,371

Additions based on tax positions related to current year	6,952	—	—	6,952

Additions for tax positions of prior years	—	31,986	—	31,986

Addition of EasyLink Services Corporation Unrecognized Tax Benefit	—	—	696,361	696,361

Balance at July 31, 2008	$54,720	$82,589	$696,361	$833,670

We file a consolidated federal income tax return and various state and international tax returns for each of the legal entities. We are not currently subject to U.S. federal, state or local, or non-U.S. income tax examinations by tax authorities for any tax years. We therefore believe that there is no tax jurisdiction in which the outcome of unresolved issues or claims is likely to be material to our financial position, cash flows or results of operations. We further believe that we have made adequate provision for all income tax uncertainties.
At August 1, 2007, our “unrecognized tax benefits” — that is, the aggregate tax effect of differences between tax return positions and the benefits recognized in our financial statements — amounted to $98,371. This amount increased to $833,670 during the current period, $696,361 of which was due to the acquisition of ESC in August 2007 and the transfer of its existing FIN 48 balance to EasyLink. If recognized, the effect of the unrecognized tax benefits on EasyLink’s rate would be $85,863 at August 1, 2007 and $801,638 at July 31, 2008. No portion of any such reduction might be reported as discontinued operations.
During fiscal year 2009, certain factors could potentially reduce our unrecognized tax benefits, such as the expiration of open statutes of limitation. The statute of limitations for domestic tax filings is generally three years from the date of filing. The statute of limitations for UK tax filings is generally one year from the date of filing. We do not expect these factors to have a material impact on our financial position or results of operation.
We have net operating loss (“NOL”) carryforwards for tax purposes of approximately $84.1 million as of July 31, 2008. These NOL carryforwards expire from 2018 to 2027. The Internal Revenue Code and Income Tax Regulations contain provisions which limit the use of available NOL carryforwards in any given year should significant changes (greater than 50%) in ownership interests occur. Our annual NOL carryforward limitations prior to the acquisition of ESC were $5.4 million. We are in the process of evaluating the possible limitations of the ESC NOL carryforwards because of the ownership change and have fully reserved the $20.2 million of the ESC NOL carryforward as of July 31, 2008. During 2008, $13.8 million of valuation allowances on the net operating loss carryforwards of ESIC were reversed due to the anticipated future profits. Because of the NOL carryforwards, we do not expect to make material cash outlays for US federal and state taxes during the next twelve months.
We classify interest on tax deficiencies as interest expense; we classify income tax penalties as penalties expense. At August 1, 2007, before any tax benefits, our accrued interest on unrecognized tax benefits amounted to $4,715, and we had recorded no related accrued penalties. The amount of accrued interest increased by $41,413 during the current period to $46,128 at July 31, 2008, $36,249 of which was due to the acquisition of ESC in August 2007 and the transfer of its existing FIN 48 balance to EasyLink. We do not have any accrued penalties at August 1, 2007 or July 31, 2008.

EASYLINK SERVICES INTERNATIONAL CORPORATION
Notes to Consolidated Financial Statements
11. INDEBTEDNESS
On May 3, 2007, in order to finance the Merger with ESC, we entered into a Securities Purchase Agreement (as amended, the “Purchase Agreement”) with certain accredited institutional investors (the “Purchasers”) affiliated with York Capital Management (“York Capital”). On July 2, 2007, in order to secure bridge financing for the Merger, we entered into an additional Securities Purchase Agreement with the Purchasers (the “Bridge Agreement”), pursuant to which the Purchasers purchased an aggregate of $10 million in principal amount of Senior Secured Convertible Notes (the “Bridge Notes”) issued by EasyLink.
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
Pursuant to the terms and conditions set forth in the Purchase Agreement and the Bridge Agreement, the Purchasers purchased from us Series A Notes in an original aggregate principal amount of $30 million and Series B Notes in an original aggregate principal amount of $30 million. In addition, the Purchasers converted all of the Bridge Notes into equal portions of Series A Notes and Series B Notes in an original principal amount of $10 million plus accrued interest. The Series A Notes bear interest at the prime rate plus 75 basis points (0.75%) less an interest factor based on the performance of our class A common stock with interest payable either quarterly in arrears or annually in advance at our option. The Series B Notes bear interest at the prime rate plus 300 basis points (3.00%) less an interest factor based on the performance of our class A common stock with interest payable either quarterly in arrears or annually in advance at our option.
Both the Series A Notes and the Series B Notes (collectively, the “Notes”) have a term of four years and must be repaid in 30 equal monthly installments of principal beginning 18 months after issuance. We may prepay the Notes at any time, subject to a prepayment penalty of up to 25% and certain other conditions. Prior to August 20, 2008, we had the ability to prepay $15 million of the Series B Notes from the proceeds of certain types of asset sales, which prepayment would have been subject to a 12.5% prepayment penalty.
Prior to December 19, 2007 we were required to prepay a total of $5 million of the Series A Notes and $5 million of the Series B Notes plus interest, which prepayment would have been subject to a 12.5% prepayment penalty. Pursuant to the Second Amendment to the Securities Purchase Agreement dated December 18, 2007 (the “Second Amendment to Purchase Agreement”), however, we were relieved of the obligation to make that prepayment.
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
The Series A Notes and Series B notes together totaling $70,105,416 may be converted into common shares at $3.036 per share, for a total of 23,091,376 shares.
The Warrants entitle the Purchasers to acquire an aggregate of 4,156,448 shares of our class A common stock. The Warrants are exercisable at a price of $3.34 per share from the closing of the ESC merger until the fifth anniversary of the date a registration statement covering the resale of the shares issuable upon exercise of the Warrants is declared effective by the SEC. The Additional Investment Rights entitle the Purchasers to purchase additional notes having terms similar to the Series A Notes in an aggregate principal amount up to $10,000,000 prior to the date on which the aggregate outstanding principal amount of the Series A and Series B Notes is less than $20,000,000.
Additional investment rights with a total value of $10,000,000 may be exercised and converted into common stock at $3.036 per share, for a total of 3,293,807 shares.
Under GAAP, a beneficial conversion feature is required to be recognized on the date that a convertible instrument becomes convertible into equity shares and the fair market value of those equity shares exceeds the conversion price under the convertible instrument. In addition, a separate fair market value as determined by the Black-Scholes option-pricing model is to be applied to detachable warrants issued in conjunction with debt financings. These amounts are recorded as a reduction in the face value of the issued convertible or debt instrument with an offset going to additional paid-in-capital. This reduction accretes through the profit and loss statement as interest expense using the interest rate method over the life of the debt instrument. We recognized approximately 7.0 million for the warrants and $15.5 million for the discount to the York notes on issuance as a result of these GAAP treatments. The accretive interest recorded for the fiscal year ended July 31, 2008 is approximately $7.1 million.

EASYLINK SERVICES INTERNATIONAL CORPORATION
Notes to Consolidated Financial Statements
11. INDEBTEDNESS (CONT’D)
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
In connection with the issuance and sale of the securities pursuant to the Purchase Agreement, ESC entered into a guaranty agreement whereby it has guaranteed the repayment of the Series A Notes and Series B Notes and provided a senior security interest in all or substantially all of our assets and pledged our shares of capital stock in ESC. All of the proceeds from the Purchase Agreement and the Bridge Agreement were used to finance the Merger.
Pursuant to the Purchase Agreement, we agreed to prepare and file with the SEC, a registration statement covering: (1) the resale by the purchasers of the shares of class A common stock issuable upon conversion or payment of principal and/or interest of the Series A Notes and the Series B Notes; (2) the resale by the purchasers of the shares of class A common stock issuable upon exercise of the Warrants; (3) the resale by the Purchasers of the shares of class A common stock issuable upon conversion or payment of principal and/or interest of the additional notes on the same terms as the Series A Notes that the Purchasers have the right to acquire pursuant to the Additional Investment Rights; and (4) the resale by the Purchasers of the shares of class A common stock issuable upon conversion or payment of principal and/or interest of the additional Series A Notes and Series B Notes into which the Bridge Notes were converted (all of such securities being the “Registrable Securities”).
On February 22, 2008, we entered into the Third Amendment to the Purchase Agreement with the Purchasers, further extending the date by which the initial registration statement registering shares of the class A common stock underlying the securities purchased pursuant to the Purchase Agreement must be effective. As amended, our obligation to prepare and file with the SEC a registration statement with respect to the Registrable Securities has been extended until such time as Purchasers holding at least a majority of the Registrable Securities request in writing (a “Registration Notice”) that we file such a registration statement, and we are obligated to cause such registration to become effective within 120 days following the date of the Registration Notice.
Long term debt and capital lease obligations at July 31, 2008 and 2007 are as follows:

	July 31,
	2008	2007

York Select Unit Trust	$9,347,390	$1,333,333
York Credit Opportunities Fund, L.P.	22,200,048	3,166,668
York Investment Limited	23,368,472	3,333,333
York Capital Management, L.P.	7,244,226	1,033,333
York Select, L.P.	7,945,280	1,133,333
Capitalized leases	20,251	—

Subtotal	70,125,667	10,000,000

Less debt discount	15,575,952	—
Less current portion of long term debt	7,052,313	10,000,000

Long term debt and capital leases	$47,497,402	$—

EASYLINK SERVICES INTERNATIONAL CORPORATION
Notes to Consolidated Financial Statements
11. INDEBTEDNESS (CONT’D)
As of July 31, 2008, principal payments for long term debt and capital leases are as follows:

Fiscal Year	Amount

2009	$11,704,487
2010	28,042,166
2011	28,042,167
2012	2,336,847
12. COMMITMENTS AND CONTINGENCIES
Obligations under operating leases
We have non-cancelable operating lease commitments for office space and rents expiring on various dates through March, 2015. Rent expense under these leases was approximately $3,256,000, $708,000, and $649,000 for the fiscal years ended July 31, 2008, 2007 and 2006, respectively. Certain leases contain escalation clauses for operating expenses.
As of July 31, 2008, minimum future rental payments due under non-cancelable operating leases are as follows:

Fiscal Year	Amount

2009	$3,352,205
2010	3,018,367
2011	3,018,366
2012	1,304,131
2013	1,304,131
thereafter	5,026,858
As part of the acquisition of QRS Corporation’s Managed ECTM business (“MEC”) in March 2005, we assumed a lease in New York, New York. The estimated present value of the net liability under this lease was recorded as part of the purchase price. Total rent payments under this lease were $1,244,000, $1,021,000 and $978,000 for the years ending July 31, 2008, 2007 and 2006, respectively. In January 2006, we entered into a sublease agreement for the remaining term of the lease through November 2010. Total minimum future rental payments have been reduced by approximately $1,681,000 of sublease rentals to be received in the future under non-cancelable subleases as follows: 2009 — $710,000, 2010 — $728,000 and 2011 — $243,000.
Representations and Warranties
As part of its standard license agreements, we indemnify our customers against liability if our products infringe upon a third party’s intellectual property rights. Historically, we have not incurred any significant costs related to performance under these indemnities.
Letters of credit
We have provided cash collateral for certificates of deposit in the aggregate amount of $417,000 at July 31, 2008 and 2007 as security deposits for certain lease agreements. These amounts have been recorded as restricted cash in our consolidated balance sheets.
Separation Agreements
In February 2007, we entered into a Separation Agreement with our former Chief Operating Officer which required us to pay $102,500, payable in semi-monthly installments of $8,542 commencing on March 15, 2007. $85,417 was paid in fiscal year 2007 and $17,083 was paid in fiscal year 2008.

EASYLINK SERVICES INTERNATIONAL CORPORATION
Notes to Consolidated Financial Statements
12. COMMITMENTS AND CONTINGENCIES (CONT’D)
Supplier Agreements
With the acquisition of ESC, we continued a commitment under a Master Carrier Agreement with AT&T that ESC entered into in July 2007 with a two year term. The annual minimum commitment under that Agreement is $2.5 million. We are in the process of replacing the July 2007 agreement with a new two-year agreement in which the annual commitment will be $1.8 million.
New York State Sales Tax Assessment
As a result of a New York state sales tax audit completed in 2005 of EasyLink Services International, Inc., a dissolved subsidiary of ESC, we were assessed approximately $414,000 in New York sales taxes, penalties and interest on revenue for the period of March 1, 2001 through May 31, 2004. A study prepared by an independent tax consultant concluded that our Email and EDI services were not subject to any New York sales tax. Fax and telex services that were intrastate rather than interstate would have been subject to tax in New York if deemed to be “telecommunications services.” Our fax and telex services provide enhanced services to customers as opposed to mere transport, thereby distinguishing those services from “telecommunications services.” As a consequence, we believe that none of our fax or telex services are “telecommunications services” or are intrastate in nature, and that none of these revenues should be subject to New York state sales or local taxes.
A ruling in our favor was received on June 26, 2008; however, the state has appealed. We continue to carry an accrual of $368,000 in respect of this assessment as of July 31, 2008.
Litigation
In June 2008 j2 Global Communications, Inc. filed a lawsuit against us in the U.S. District Court for the Eastern District of Texas claiming that our fax services infringe two of J2’s patents. J2 filed identical or very similar lawsuits against several other competitors in the same court at approximately the same time. J2 claims to be seeking unspecified damages as well as injunctive relief. We have filed an answer in the litigation denying J2’s claims and seeking a declaratory judgment that J2’s patents are invalid.
From time to time we have litigation with other parties involving amounts in controversy that are not material, including actions that we file to recover amounts we believe are owed to us.
With respect to each of the foregoing matters where parties have asserted claims against us we believe we have adequate defenses, intend to defend ourselves vigorously, and believe that the litigation will not result in any material adverse effect.
The outcome of litigation may not be assured, and despite management’s views of the merits of any litigation, or the reasonableness of our estimates and reserves, our cash balances could nonetheless be materially affected by an adverse judgment. In accordance with SFAS No. 5 “Accounting for Contingencies,” we believe we have adequately reserved for the contingencies arising from the above legal matters where an outcome was deemed to be probable and the loss amount could be reasonably estimated. As such, we do not believe that the anticipated outcome of the aforementioned proceedings will have a materially adverse impact on our financial condition, cash flows, or results of operations.
13. CONCENTRATION OF CREDIT RISK AND REVENUES
Financial instruments that potentially subject us to concentrations of credit risk primarily consist of cash and accounts receivable. We invest our excess cash in money market instruments and commercial paper. Cash balances in banks are insured by the Federal Deposit Insurance Corporation subject to certain limitations. All accounts receivable are unsecured. We believe that any credit risk associated with receivables is minimal due to the number and creditworthiness of its customers. Receivables are stated at estimated net realizable value, which approximates fair value.
For the fiscal years ended July 31, 2008, 2007 and 2006, no single customer accounted for more than 10% of revenue. No single customer accounted for more than 10% of accounts receivable at July 31, 2008 and 2007.

EASYLINK SERVICES INTERNATIONAL CORPORATION
Notes to Consolidated Financial Statements
13. CONCENTRATION OF CREDIT RISK AND REVENUES (CONT’D)
Revenue by geographic region, based on customer location is as follows:

	North		Asia, Pacific
Year ended July 31,	America	Europe	Rim & Other	Total

2008	$66,137,356	$21,587,237	$4,436,904	$92,161,497

2007	$21,395,371	$136,802	$338,106	$21,870,279

2006	$19,574,918	$112,768	$83,409	$19,771,095
14. DEFINED CONTRIBUTION PLAN
401(K) PLAN
We maintain a 401(k) plan that covers substantially all of our U.S. based employees. During the 2007 fiscal year, we approved an employer matching contribution program for all eligible 401(k) participants. The amount of expense related to the employer match for 2008 and 2007 was approximately $437,000 and $46,000, respectively. There was no employer match expense for the year 2006.
UNITED KINGDOM PENSION PLAN
We maintain one pension plan in the United Kingdom. Participants may contribute to the plan on a before-tax basis, subject to statutory limits. Participant contributions are fully and immediately vested. Our contribution is 9.5% to 10.5% of a participant’s pay and is also immediately vested. Our contributions from August 20, 2007 (the date of the ESC acquisition) through July 31, 2008 were approximately $546,000.
15. BUSINESS SEGMENT INFORMATION
Our operations include two business segments defined as follows:
•	Supply Chain Messaging Segment (“Supply Chain”), which includes all our EDI and telex services. This segment was 100%, 100% and 53% of reported revenue the years ending July 31, 2006, 2007 and 2008, respectively.

•	On Demand Messaging Segment (“On Demand”), which includes all fax, e-mail, document capture and management (“DCM”) and workflow services. This segment was 0%, 0% and 47% of reported revenue for the years ending July 31, 2006, 2007 and 2008, respectively.
Prior to our merger with ESC, we were known as Internet Commerce Corporation (“ICC”) and had reported two different EDI segments through our fiscal year ended July 31, 2007, both of which are now reported in the Supply Chain Segment.
The table below summarizes information about operations for the fiscal years ended July 31, 2008, 2007 and 2006:

	Supply Chain	On Demand	Total
Year Ended July 31, 2008
Revenue from external customers	$48,538,179	$43,623,318	$92,161,497

Segment gross profit	$36,009,955	$29,586,246	$65,596,201

EASYLINK SERVICES INTERNATIONAL CORPORATION
Notes to Consolidated Financial Statements
15. BUSINESS SEGMENT INFORMATION (CONT’D)
The following is a reconciliation of operating segment income to net income for the year ended July 31, 2008:

Segment gross profit	$65,596,201
Corporate expenses	49,712,093

Operating income	15,884,108
Other income (expense), net	(12,022,477)

Income before income taxes	3,861,631
Income tax benefit	(12,439,120)

Net income	$16,300,751

	Supply Chain	On Demand	Total
Year Ended July 31, 2007
Revenue from external customers	$21,870,279	—	$21,870,279

Segment gross profit	$17,077,715	—	$17,077,715

The following is a reconciliation of operating segment income to net income for the year ended July 31, 2007:

Segment gross profit	$17,077,715
Corporate expenses	14,297,132

Operating income	2,780,583
Other income (expense), net	156,771

Income before income taxes	2,937,354
Income tax expense	201,136

Net income	$2,736,218

	Supply Chain	On Demand	Total
Year Ended July 31, 2006
Revenue from external customers	$19,771,095	—	$19,771,095

Segment gross profit	$14,972,668	—	$14,972,668

The following is a reconciliation of operating segment income to net income for the year ended July 31, 2006:

Segment gross profit	$14,972,668
Corporate expenses	12,819,136

Operating income	2,153,532
Other income (expense), net	883,062

Income before income taxes	3,036,594
Income tax expense	60,638

Net income	$2,975,956

Management used the Supply Chain and On Demand segments set forth above to make operating decisions and assess performance as it pertains to income and loss. The assets used to produce segment revenues are networking and computer equipment which capacities are not separately identifiable by operating segment and therefore are not reported herein.
16. SUPPLEMENTAL NON-CASH DISCLOSURES TO STATEMENTS OF CASH FLOWS
Our non-cash investing and financing activities are as follows:

	Year ended July 31,
	2008	2007	2006

Amounts related to business combinations:

Fair value of assets acquired, net of cash acquired	$91,487,513	$315,000	$7,726,279
Less:
Liabilities assumed	24,657,208	15,000	680,168
Fair value of equity instruments issued	5,152,434	—	2,632,739
Investment owned prior to acquisition	12,293,275	—	—

	42,102,917	15,000	3,312,907

Net cash acquired from (paid for) acquisitions	$(49,384,596)	$(300,000)	$(4,413,372)

Issuance of common stock for dividends on preferred stock	$—	$200,000	$400,000
Issuance or exchange of common stock as additional purchase price of acquisition	$5,152,434	$35,716	$—
Exchange of common stock options at acquisition	$1,909,350	$—	$—

EASYLINK SERVICES INTERNATIONAL CORPORATION
Notes to Consolidated Financial Statements
17. QUARTERLY INFORMATION (UNAUDITED)
The following unaudited quarterly financial information (in thousands, except for per share data) includes, in our opinion, all normal and recurring adjustments necessary to fairly state our consolidated results of operations and related information for the periods presented.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Year ended July 31, 2008
Revenues, net	$20,986	$23,651	$23,599	$23,925
Cost of services	6,005	7,040	6,701	6,819

Gross profit	14,981	16,611	16,898	17,106

Operating expenses	11,616	12,117	12,377	13,602

Operating income	3,365	4,494	4,521	3,504

Interest expense and income, net	(4,819)	(2,829)	(2,131)	(2,089)
Equity in losses of investment	(930)	—	—	—
Foreign exchange Gain/(Loss)	200	586	128	(139)
Income tax benefit	172	1,022	4,418	6,827

Total Interest, taxes and other	(5,377)	(1,221)	2,415	4,599

Net income (loss)	$(2,012)	$3,273	$6,936	$8,103

Basic income (loss) per common share	$(0.09)	$0.13	$0.28	$0.34

Diluted income (loss) per common share	$(0.09)	$0.10	$0.17	$0.19

Year ended July 31, 2007
Revenues, net	$5,808	$5,302	$5,390	$5,370
Cost of services	1,360	1,210	1,191	1,032

Gross profit	4,448	4,092	4,199	4,338

Operating expenses	3,845	3,435	3,564	3,453

Operating income	603	657	635	885
Interest income (expense), net	39	63	51	4
Benefit (Provision) for income taxes	(67)	(17)	(135)	18

Net income	$575	$703	$551	$907

Basic income per common share	$0.02	$0.04	$0.02	$0.04

Diluted income per common share	$0.02	$0.03	$0.02	$0.04

EASYLINK SERVICES INTERNATIONAL CORPORATION
Notes to Consolidated Financial Statements
18. INVESTMENTS
During the fiscal year ended July 31, 2008, our investment in securities available for sale was as follows:

Proceeds from sales	Realized losses	Unrealized losses

$2,317,165	$6,586	$6,939
Securities held at July 31, 2008 had a cost basis of $42,336 and unrealized losses of $6,939. The average cost method was used to determine the cost of securities sold.
19. SUBSEQUENT EVENTS
As of July 31, 2008, we had recorded deferred acquisitions costs of $928,000. This amount as well as an amount estimated to be up to an additional $1,100,000 will be expensed in the first quarter of fiscal year 2009.

EASYLINK SERVICES INTERNATIONAL CORPORATION
Schedule II. Valuation and Qualifying Accounts

	Balance at				Balance at
	Beginning		Additions		End of
	of Period	Additions	Acquired	Deductions	Period

Year ended July 31, 2008
Allowance for doubtful accounts	$521,503	$500,588	$941,438	$(402,928)	$1,560,601
Allowance for sales returns and allowances	$37,140	$415,043	$241,108	$(530,851)	$162,440
Allowance on deferred tax asset	$30,033,573	$2,632,319	$9,634,978	$(17,646,683)	$24,654,187

Year ended July 31, 2007
Allowance for doubtful accounts	$439,846	$678,361	$—	$(596,704)	$521,503
Allowance for sales returns and allowances	$18,215	$341,568	$—	$(322,643)	$37,140
Allowance on deferred tax asset	$29,439,138	$594,435	$—	$—	$30,033,573

Year ended July 31, 2006
Allowance for doubtful accounts	$581,907	$629,141	$249,619	$(1,020,821)	$439,846
Allowance for sales returns and allowances	$—	$284,000	$—	$(265,785)	$18,215
Allowance on deferred tax asset	$31,309,911	$—	$—	$(1,870,773)	$29,439,138

INDEX TO EXHIBITS

Exhibit No.	Description

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

4.16
Second Amendment to Securities Purchase Agreement, dated as of December 18, 2007, by and among EasyLink Services International Corporation and each of the Purchasers identified on the signature pages thereto (35)

4.17
Third Amendment to Securities Purchase Agreement, dated as of February 22, 2008, by and among EasyLink Services International Corporation and each of the Purchasers identified on the signature pages thereto (36)

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

10.6	Master Agreement between Cable & Wireless PLC and the Company executed on November 24, 1999 (7)

10.7	Amended and Restated Stock Option Plan (9)

Exhibit No.	Description

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

10.12	License Agreement with Triaton dated July 2002 (13)

10.13	Form of Subscription Agreement dated as of April 30, 2003, among the Company and the purchasers of shares of Class A common stock identified therein (15)

10.14	Form of Subscription Agreement dated as of April 30, 2003, between the Company and Blue Water Venture Fund II, L.L.C. for the purchase of shares of Series D Preferred Stock (15)

10.15	Accounts Receivable Financing Agreement dated as of May 30, 2003 by and between SVB and the Company (16)

10.16	First Loan Modification Agreement dated as of October 22, 2003 by and between SVB and the Company (16)

10.17	Intellectual Property Security Agreement dated as of May 30, 2003 by and between SVB and the Company (16)

10.18	Form of Securities Purchase Agreement dated as of April 15, 2004 by and among the Company and the purchasers listed on Schedule 1 thereto (17)

10.19	Fourth Loan Modification Agreement dated as of March 16, 2005 by and between SVB and the Company (20)

10.20	Sublease Agreement dated as of May 18, 2005, by and between Bianco Hopkins & Associates, Inc. and the Company (21)

10.21	Stock Purchase Agreement, dated December 20, 2006, between Internet Commerce Corporation and 3V Capital Master Fund Ltd. (28)

10.22	Stock Purchase Agreement, dated December 20, 2006, between Internet Commerce Corporation and Distressed/High Yield Trading Opportunities, Ltd. (28)

10.23	Agreement and General Release, effective as of March 1, 2007, by and between the Company and Arthur R. Medici (29)

10.24	Arthur R. Medici Resignation Letter, effective March 1, 2007 (29)

Exhibit No.	Description

10.25
Amended and Restated Employment Agreement between EasyLink Services International Corporation and Thomas J. Stallings, dated April 1, 2008 (30) (Confidential Treatment has been requested with respect to portions of this Exhibit. The omitted portions of this Exhibit were filed separately with the SEC.)

10.25A	First Amendment to Amended and Restated Employment Agreement between EasyLink Services International Corporation and Thomas J. Stallings, dated September 12, 2008 (34)

10.26	Amended and Restated Employment Agreement between EasyLink Services International Corporation and Glen E. Shipley, dated April 1, 2008 (30)

10.26A	First Amendment to Amended and Restated Employment Agreement between EasyLink Services International Corporation and Glen E. Shipley, dated September 12, 2008 (34)

10.27	Amended and Restated Employment Agreement between EasyLink Services International Corporation and John Mecke, dated April 1, 2008 (30)

10.28	Amended and Restated Employment Agreement between EasyLink Services International Corporation and Kevin Maloney, dated April 1, 2008 (30)

10.29	Amended and Restated Employment Agreement between EasyLink Services International Corporation and Terri Deuel, dated April 1, 2008 (30)

14.1	Code of Ethics and Business Conduct (37)

16.1	Letter of Tauber & Balser, P.C. to the Securities and Exchange Commission, dated October 31, 2007, pursuant to Item 304 (a)(3) of Regulation S-K (38)

21.1	List of Subsidiaries

23.1	Consent of Friedman LLP.

23.2	Consent of Tauber & Balser, P.C.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Company’s registration statement on Form S-3 (File no. 333-80043), as filed with the Securities and Exchange Commission on June 4, 1999.

(2)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended July 31, 1998, as filed with the Securities and Exchange Commission on October 29, 1998.

(3)	Incorporated by reference to the Company’s registration statement on form SB-2 (File no. 33-83940).

(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended October 31, 1997, as filed with the Securities and Exchange Commission on December 12, 1997.

(5)	Incorporated by reference to Amendment No. 3 to the Company’s registration statement on Form S-3 (File no. 333-80043), as filed with the Securities and Exchange Commission on October 18, 1999.

(6)	Incorporated by reference to the Company’s Current Report on Form 8-K dated June 30, 1999, as filed with the Securities and Exchange Commission on July 1, 1999.

(7)	Incorporated by reference to the Company’s Current Report on Form 8-K dated November 24, 1999, as filed with the Securities and Exchange Commission on December 1, 1999.

(8)	Incorporated by reference to Amendment No. 1 to the Company’s registration statement on Form S-3 (File no. 333-93301), as filed with the Securities and Exchange Commission on February 8, 2000.

(9)	Incorporated by reference to the Company’s proxy statement for the annual meeting of stockholders for the year ended July 31, 1999, as filed with the Securities and Exchange Commission on May 23, 2000.

(10)	Incorporated by reference to the Company’s Current Report on Form 8-K dated June 14, 2000, as filed with the Securities and Exchange Commission on June 15, 2000.

(11)	Incorporated by reference to the Company’s Current Report on Form 8-K dated August 2, 2000, as filed with the Securities and Exchange Commission on August 11, 2000.

(12)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended July 31, 2000, as filed with the Securities and Exchange Commission on October 13, 2000.

(13)	Incorporated by reference to the Company’s registration statement on Form S-3 (file No. 333-99059), as filed with the Securities and Exchange Commission on August 30, 2002.

(14)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended July 31, 2002, as filed with the Securities and Exchange Commission on October 31, 2002.

(15)	Incorporated by reference to the Company’s Current Report on Form 8-K dated April 30, 2003, as filed with the Securities and Exchange Commission on May 2, 2003.

(16)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended July 31, 2003, as filed with the Securities and Exchange Commission on October 31, 2003.

(17)	Incorporated by reference to the Company’s Current Report on Form 8-K dated April 20, 2004, as filed with the Securities and Exchange Commission on April 20, 2004.

(18)	Incorporated by reference to the Company’s Current Report on Form 8-K dated May 25, 2004, as filed with the Securities and Exchange Commission on May 26, 2004.

(19)	Incorporated by reference to the Company’s Current Report on Form 8-K dated June 22, 2004, as filed with the Securities and Exchange Commission on June 22, 2004.

(20)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 000-24996), dated March 18, 2005, as filed with the Securities and Exchange Commission on March 18, 2005.

(21)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 000-24996), dated May 24 , 2005, as filed with the Securities and Exchange Commission on May 24, 2005.

(22)	Incorporated by reference to the Company’s Current Report on Form 10-Q (File No. 000-24996), dated June 12, 2006, as filed with the Securities and Exchange Commission on June 12, 2006.

(23)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 000-24996), dated November 3, 2005, as filed with the Securities and Exchange Commission on November 3, 2005.

(24)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 000-24996), dated May 12, 2006, as filed with the Securities and Exchange Commission on May 12, 2006.

(25)	Incorporated by reference to Annex B to the Company’s proxy statement for the annual meeting of stockholders for the year ended July 31, 2005, as filed with the Securities and Exchange Commission on November 28, 2005 (File No. 000-24996).

(26)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 000-24996), dated May 3, 2007, as filed with the Securities and Exchange Commission on May 9, 2007.

(27)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 000-24996), dated July 2, 2007, as filed with the Securities and Exchange Commission on July 9, 2007.

(28)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 000-24996), dated December 20, 2006, as filed with the Securities and Exchange Commission on December 22, 2006.

(29)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 000-24996), dated March 1, 2007, as filed with the Securities and Exchange Commission on March 8, 2007.

(30)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 000-24996), dated August 28, 2007, as filed with the Securities and Exchange Commission on April 12, 2005.

(31)	Incorporated by reference to the Company’s registration statement on Form S-3 (File No. 000-146165), as filed with the Securities and Exchange Commission on September 19, 2007.

(32)	Incorporated by reference to the Company’s Current Report on Form 8-K/A (File No. 000-24996), dated August 21, 2007, as filed with the Securities and Exchange Commission on December 4, 2007.

(33)	Incorporated by reference to Annex D to the Company’s proxy statement for the special meeting of stockholders dated July 17, 2007, as filed with the Securities and Exchange Commission on July 17, 2007.

(34)	Incorporated by reference to the Company’s Report on Form 8-K (File No. 000-24996) dated September 12, 2008, as filed with the Securities and Exchange Commission on September 15, 2008.

(35)	Incorporated by reference to the Company’s Report on Form 8-K (File No. 000-24996) dated December 18, 2007, as filed with the Securities and Exchange Commission on December 20, 2007.

(36)	Incorporated by reference to the Company’s Report on Form 8-K (File No. 000-24996) dated February 22, 2008, as filed with the Securities and Exchange Commission on February 25, 2008.

(37)	Incorporated by reference to the Company’s Report on Form 8-K (File No. 000-24996) dated February 21, 2008, as filed with the Securities and Exchange Commission on February 22, 2008.

(38)	Incorporated by reference to the Company’s Report on Form 8-K/A (File No. 000-24996) dated October 26, 2007, as filed with the Securities and Exchange Commission on October 31, 2007.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: October 17, 2008

EASYLINK SERVICES INTERNATIONAL CORPORATION
By:	/s/ Thomas J. Stallings
Thomas J. Stallings
Chief Executive Officer

By:	/s/ Glen E. Shipley
Glen E. Shipley
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas J. Stallings Thomas J. Stallings	Chief Executive Officer and Director (Principal Executive Officer)	October 17, 2008

/s/ Glen E. Shipley Glen E. Shipley	Chief Financial Officer (Principal Financial and Accounting Officer)	October 17, 2008

/s/ Richard J. Berman Richard J. Berman	Director	October 17, 2008

/s/ Kim D. Cooke Kim D. Cooke	Director	October 17, 2008

/s/ Donald R. Harkleroad Donald R. Harkleroad	Director	October 17, 2008

/s/ Paul D. Lapides Paul D. Lapides	Director	October 17, 2008

/s/ John S. Simon John S. Simon	Director	October 17, 2008

EXHIBIT INDEX

Exhibit No.	Description

21.1	List of Subsidiaries

23.1	Consent of Friedman LLP.

23.2	Consent of Tauber & Balser, P.C.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002