Form 10-K/A
period 2008-07-31
EASYLINK SERVICES INTERNATIONAL CORP
filed 2008-10-29
CIK 894738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K/A
(Amendment No. 1)

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
DOCUMENTS INCORPORATED BY REFERENCE
None

EXPLANATORY NOTE
This Amendment No. 1 (“Amendment No. 1”) to the Annual Report on Form 10-K (“Form 10-K”) of EasyLink Services International Corporation (“Company”) for the fiscal year ended July 31, 2008, filed on October 21, 2008, is being filed in order to revise management’s report regarding the effectiveness of the Company’s controls and procedures as of July 31, 2008. Upon further review, management has concluded that while we performed an assessment of the Company’s internal control over financial reporting as of July 31, 2008 and concluded that the Company’s internal control over financial reporting was effective as of that time, it would be advisable to provide a more detailed disclosure than was provided in the Form 10-K as originally filed.
This Amendment No. 1 revises only Item 9A of Part II and does not reflect events occurring after the filing of the Form 10-K or modify or update any disclosures that may have been affected by subsequent events. Consequently, all other information is unchanged and reflects the disclosures made at the time of the filing of the Form 10-K (which speaks as of the date thereof). Please read all of our filings with the Securities and Exchange Commission in conjunction with this Amendment No. 1.
As used in this Amendment No. 1, the terms “we,” “us” or “our” refer to EasyLink Services International Corporation.

Page

PART II

Item 9A(T). Controls and Procedures	1

PART IV

Item 15. Exhibits and Financial Statement Schedules	1

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

PART II
Item 9A(T). Controls and Procedures.
Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, has carried out an evaluation of the effectiveness of our disclosure controls, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of July 31, 2008 our disclosure controls and procedures in place were effective.
Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any assessment of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and the risk that the degree of compliance with the policies or procedures may deteriorate.
Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an assessment of the effectiveness of our internal control over financial reporting as of July 31, 2008 based on the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our Chief Executive Officer and Chief Financial Officer have concluded that as of July 31, 2008 our internal control over financial reporting was effective based on those criteria.
This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended July 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 15. Exhibits and Financial Statement Schedules.
(a) List of documents filed as part of the report:
3. Exhibits.
The following documents are filed as exhibits to this Form 10-K/A:

1

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

2

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: October 29, 2008

EASYLINK SERVICES INTERNATIONAL CORPORATION
By:	/s/ Thomas J. Stallings
Thomas J. Stallings
Chief Executive Officer

By:	/s/ Glen E. Shipley
Glen E. Shipley
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas J. Stallings Thomas J. Stallings	Chief Executive Officer and Director (Principal Executive Officer)	October 29, 2008

/s/ Glen E. Shipley Glen E. Shipley	Chief Financial Officer (Principal Financial and Accounting Officer)	October 29, 2008

/s/ Richard J. Berman	Director	October 29, 2008
Richard J. Berman

/s/ Kim D. Cooke	Director	October 29, 2008
Kim D. Cooke

/s/ Donald R. Harkleroad	Director	October 29, 2008
Donald R. Harkleroad

/s/ Paul D. Lapides	Director	October 29, 2008
Paul D. Lapides

/s/ John S. Simon	Director	October 29, 2008
John S. Simon

3

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

4