Form 10-Q
period 2008-10-31
EASYLINK SERVICES INTERNATIONAL CORP
filed 2008-12-09
CIK 894738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2008

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 30, 2008 the issuer had outstanding 24,189,048 shares of class A common stock.

EASYLINK SERVICES INTERNATIONAL CORPORATION
INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheets as of October 31, 2008 and July 31, 2008 (Unaudited)

	October 31,	July 31,
	2008	2008
ASSETS
Current assets:
Cash and cash equivalents	$19,442,868	$32,091,005
Accounts receivable, net	12,995,147	13,575,782
Prepaid expenses and other current assets	4,617,714	5,414,192

Total current assets	37,055,729	51,080,979

Property and equipment, net	9,693,329	8,551,927
Goodwill	40,064,741	40,209,960
Other intangible assets, net (See Note 2)	26,815,213	27,742,466
Tax asset	3,152,597	3,343,778
Other assets	670,471	595,689

Total assets	$117,452,080	$131,524,799

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,004,649	$2,820,744
Notes payable	14,516,287	7,052,313
Accrued expenses	8,550,521	10,683,206
Other current liabilities	1,617,542	1,861,869

Total current liabilities	26,688,999	22,418,132

Long term debt (See Note 3)	35,442,368	47,497,402
Other liabilities	923,768	1,005,505

Total liabilities	63,055,135	70,921,039

Commitments and contingencies (See Note 7)
Stockholders’ Equity:
Series C Preferred Stock — par value $.01 per share, 44.76 votes per share; 5,000 and 5,000 shares issued and outstanding, respectively (liquidation value of $5,166,667 at October 2008 and $5,116,393 at July 2008)	50	50
Common stock:
Class A — par value $.01 per share, 300,000,000 shares authorized, one vote per share; 25,150,243 issued and 24,404,393 outstanding for October 2008 and 25,125,088 issued and 25,015,838 outstanding for July 2008, respectively	251,502	251,251
Additional paid-in capital	125,726,264	125,457,794
Treasury stock — 745,850 shares as of October 31, 2008 and 109,250 shares as of July 31, 2008	(1,626,359)	(303,325)
Accumulated other comprehensive loss	(1,883,089)	(1,063,266)
Accumulated deficit	(68,071,423)	(63,738,744)

Total stockholders’ equity	54,396,945	60,603,760

Total liabilities and stockholders’ equity	$117,452,080	$131,524,799

See notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Operations for the three months ended October 31, 2008 and 2007 (Unaudited)

	Three Months Ended
	October 31,
	2008	2007

Service revenue	$22,814,946	$20,985,867
Cost of services	6,719,145	6,004,902

Gross profit	16,095,801	14,980,965

Operating expenses:
Product development and enhancement	2,122,465	2,032,681
Selling and marketing	3,565,644	2,382,618
General and administrative	9,358,027	7,201,107

Operating income	1,049,665	3,364,559

Other income (expense):
Interest and investment income	129,575	154,095
Interest expense	(5,117,229)	(5,003,568)
Equity in losses of investment	—	(930,269)
Other income	61,707	231,280

	(4,925,947)	(5,548,462)

Loss before income taxes	(3,876,282)	(2,183,903)
Provision (Benefit) for income taxes	452,352	(172,140)

Net loss	(4,332,634)	(2,011,763)

Dividends on preferred stock	(50,273)	(50,411)

Net loss attributable to common stockholders	$(4,382,907)	$(2,062,174)

Basic loss per common share	$(0.18)	$(0.09)

Diluted loss per common share	$(0.18)	$(0.09)

Anti-dilutive stock options, warrants, Series A and Series B Convertible Notes and Series C preferred stock	26,715,721	25,021,712

Weighted average number of common shares outstanding — basic	24,910,294	23,296,627

Weighted average number of common shares outstanding — diluted	24,910,294	23,296,627

See notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows for the three months ended October 31, 2008 and 2007 (Unaudited)

	Three Months Ended October 31,
	2008	2007

Cash flows from operating activities:
Net income (loss)	$(4,332,634)	$(2,011,763)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,127,978	1,889,694
Bad debt expense	311,880	162,367
Amortization of discount and other non-cash interest expense	2,217,785	3,490,791
Non-cash charges for equity instruments issued for compensation and services	316,733	113,331
Non-cash equity in losses of investment and other non-cash items	(57,329)	929,910
Changes in assets and liabilities, net of effects from acquisition:
Accounts receivable	(250,987)	(31,027)
Prepaid expenses and other assets	906,967	788,431
Accounts payable	(726,213)	(419,464)
Accrued expenses	(1,812,440)	(4,615,376)
Deferred revenue and other liabilities	96,815	(607,560)

Net cash used in operating activities	(1,201,445)	(310,666)

Cash flows from investing activities:
Payment for purchase of acquisitions, net of cash acquired	—	(54,537,388)
Purchases of intellectual property and equipment	(2,435,873)	(145,714)
Other	—	17,877

Net cash used in investing activities	(2,435,873)	(54,665,225)

Cash flows from financing activities:
Proceeds from sale of stock and exercise of options and warrants	2,261	5,341,885
Purchase of treasury stock	(1,323,034)	—
Net (repayments) borrowings	(6,808,845)	59,789,540

Net cash (used in) provided by financing activities	(8,129,618)	65,131,425

Effect of foreign exchange rate changes on cash and cash equivalents	(881,201)	(204,640)

Net (decrease) increase in cash and cash equivalents	(12,648,137)	9,950,894

Cash and cash equivalents, beginning of period	32,091,005	5,444,176

Cash and cash equivalents, end of period	$19,442,868	$15,395,070

See notes to condensed consolidated financial statements.

EASYLINK SERVICES INTERNATIONAL CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)
1. BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of EasyLink Services International Corporation (referred to as “EasyLink,” the “Company”, “we”, “our”, or “us”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. In the opinion of management, such statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of our financial position, results of operations and cash flows as of the dates and for the periods indicated. Pursuant to the requirements of the Securities and Exchange Commission (“SEC”) applicable to Quarterly Reports on Form 10-Q, the accompanying financial statements do not include all disclosures required by GAAP for annual financial statements. While we believe the disclosures presented are adequate to make the information not misleading, these unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended July 31, 2008.
The condensed consolidated balance sheet as of July 31, 2008 has been derived from the audited consolidated financial statements as of that date.
Operating results for the three-month period ended October 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2009 or any future period.
Principles of consolidation and basis of presentation
The consolidated financial statements include the accounts of EasyLink and our wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.
Recently adopted accounting pronouncements
We adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”) effective August 1, 2008. SFAS 157 provides a single definition of fair value and a hierarchical framework for measuring it, as well as establishing additional disclosure requirements about the use of fair value to measure assets and liabilities. SFAS 157 did not have a material impact on our financial statements. In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).
We adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities” (“SFAS 159”) effective August 1, 2008. SFAS 159 provides the option to report certain financial assets and liabilities at fair value, with the intent to mitigate volatility in financial reporting that can occur when related assets and liabilities are recorded on different bases. SFAS 159 did not have a material impact on our financial statements.
We adopted SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment to ARB No. 51” (“SFAS 160”) effective August 1, 2008. Under the provisions of SFAS 160, a noncontrolling interest in a subsidiary, or minority interest, must be classified as equity, and the amount of consolidated net income specifically attributable to the minority interest must be clearly identified in the consolidated statement of operations. SFAS 160 also requires consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any noncontrolling interest retained in a deconsolidation. SFAS No. 160 did not have a material impact on our financial statements.
Recent accounting pronouncements not yet adopted
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”), which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. SFAS 161 is effective for us beginning with our interim period ending January 31, 2009. We are currently assessing the potential impact that adoption of SFAS 161 may have on our financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The PCAOB does not expect that this Statement will result in a change in current practice. However, transition provisions have been provided in the unusual circumstance that the application of the provisions of this Statement results in a change in practice.
2. ACQUIRED INTANGIBLE ASSETS
Intangible assets net of accumulated amortization are summarized as follows:

	Weighted average
	amortization
	period (years)	October 31, 2008	July 31, 2008

Purchased customer relationships	6 – 8	$15,974,651	$16,634,932
Internally developed systems	4	7,044,054	7,752,097
Tradenames	<1	3,796,508	3,355,437

Intangible assets, net		$26,815,213	$27,742,466

Tradenames from our acquisition of EasyLink Services Corporation (“ESC”) in the amount of $3,185,000 have been determined to have an indefinite life and therefore are not amortizable.
On August 26, 2008, we purchased a domain name and mark for $450,000 to support services under the On Demand segment.
3. INDEBTEDNESS
Under provisions of the Series A and Series B Notes (“Notes”) issued to entities under control of York Capital Management (“York”) during fiscal 2008, we are obligated to offer to prepay a portion of the principle of the Notes subject to a twenty-five percent (25%) prepayment penalty if we accumulate more than fifteen million dollars ($15,000,000) in cash and cash equivalents at the end of any fiscal quarter (“Excess Cash Flow”), with the amount of the prepayment set at fifty percent (50%) of the Excess Cash Flow. On October 31, 2008, York accepted our offer for the quarter ended July 31, 2007 and we paid $6,808,845 in principal prepayment and a penalty of $1,702,211, which was recorded as interest expense.
Long term debt and capital lease obligations at October 31, 2008 and July 31, 2008 are as follows:

	October 31, 2008	July 31, 2008

York Select Unit Trust	$8,439,544	$9,347,390
York Credit Opportunities Fund, L.P.	20,043,914	22,200,048
York Investment Limited	21,098,857	23,368,472
York Capital Management, L.P.	6,540,645	7,244,226
York Select, L.P.	7,173,611	7,945,280
Capitalized leases	20,621	20,251

Subtotal	63,317,192	70,125,667

Less debt discount	13,358,537	15,575,952
Less current portion of long term debt	14,516,287	7,052,313

Long term debt and capital leases	$35,442,368	$47,497,402

As of October 31, 2008, principal payments for long term debt and capital leases are as follows:

Twelve months ending October 31,	Amount

2009	$19,009,592
2010	$25,318,629
2011	$18,988,971
4. STOCKHOLDERS’ EQUITY
Dividends
The holders of the outstanding shares of Series C preferred stock are entitled to receive a 4% per share annual cumulative dividend payable in cash or shares of common stock at our option. Dividends are payable on January 1 of each year. Dividends accrue and are cumulative on a daily basis, whether or not earned or declared.
As of October 31, 2008 and July 31, 2008, accrued dividends of $166,667 and $116,393 respectively were included in accrued expenses on our balance sheet. Total liquidation preferences of the Series C preferred stock was $5,166,667 and $5,116,393 at October 31, 2008 and July 31, 2008, respectively.
Share Repurchases
Under resolutions adopted by our Board of Directors and with the approval of York under the Third Amendment to our Notes dated May 1, 2008, we have the authorization to repurchase up to 1,000,000 shares of our Class A common stock through December 31, 2008. All such repurchases must be made in accordance with Rule 10b-18 promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As of October 31, 2008, we had repurchased 745,850 shares at a cost of $1,626,359. Repurchases are recorded under the cost method and are classified as Treasury Stock. During the quarter ended October 31, 2008, we repurchased the following shares of common stock under the above-described plan:

				Maximum
	Total		Total Number of	Number of Shares
	Number of	Average	Shares Purchased	that May Yet be
	Shares	Price Paid	as Part of Publicly	Purchased Under
Period	Purchased	per Share	Announced Plan	the Plan
Balance as of July 31, 2008	109,250	$2.78	109,250	890,750
August 1 to 31	—	—	—	890,750
September 1 to 30	—	—	—	890,750
October 1 to 31	636,600	$2.18	636,600	254,150

Total	745,850	$2.27	745,850	254,150

5. INCOME TAXES
At October 31, 2008, the Company had total gross deferred tax assets of approximately $39.3 million, with a corresponding valuation allowance of $26.5 million and deferred tax liabilities of approximately $8.4 million. These deferred taxes net to an asset balance of approximately $4.4 million, with $1.2 million classified as current and $3.2 million classified as long term. The tax assets principally relate to federal net operating loss carryforwards that expire from 2018 through 2029 and to a lesser extent book/tax timing differences.
The Company complies with FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). Pursuant to FIN 48, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The charge for taxation is based on the results for the year as adjusted for items that are non-assessable or disallowed. The charge is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date. At October 31, 2008, the Company had no material unrecognized tax benefits based on the provisions of FIN 48.

6. FAIR VALUE REPORTING
The Company adopted SFAS No. 157 for financial assets and liabilities on August 1, 2008. SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS No. 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:
•	Level 1 — Observable inputs such as quoted prices in active market;

•	Level 2 — Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

•	Level 3 — Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.
The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at October 31, 2008, consistent with the fair value hierarchy provisions of SFAS No. 157:

	Quoted Prices in
	Active Markets for	Significant
	Identical Assets	Other	Significant
	(Liabilities)	Observable	Unobservable
	(Level 1)	Inputs (Level 2)	Inputs (Level 3)	Carrying Amount
Cash Equivalents	$13,001,118	—	—	$13,001,118
Available for sale Securities	59,976	—	—	59,976

	$13,061,094	—	—	$13,061,094

Management believes that these assets can be liquidated without restriction.
7. COMMITMENTS AND CONTINGENCIES
New York State Sales Tax Assessment
As a result of a New York state sales tax audit completed in 2005 of EasyLink Services International, Inc., a dissolved subsidiary of ESC, we were assessed New York sales taxes, penalties and interest on revenue for the period of March 1, 2001 through May 31, 2004. Fax and telex services that were intrastate rather than interstate would have been subject to tax in New York if deemed to be “telecommunications services.” Our fax and telex services provide enhanced services to customers as opposed to mere transport, thereby distinguishing those services from “telecommunications services.” As a consequence, we believe that none of our fax or telex services are “telecommunications services” or are intrastate in nature, and that none of these revenues should be subject to New York state sales or local taxes.
A ruling in our favor was received on June 26, 2008; however, the state has appealed. We continue to carry an accrual of $368,000 in respect of this assessment as of October 31, 2008.

Litigation
In June 2008 j2 Global Communications, Inc. (“J2”) filed a lawsuit against us in the U.S. District Court for the Eastern District of Texas claiming that our fax services infringe two of J2’s patents. J2 filed identical or very similar lawsuits against several other competitors in the same court at approximately the same time. J2 claims to be seeking unspecified damages as well as injunctive relief. We have filed an answer in the litigation denying J2’s claims and seeking a declaratory judgment that J2’s patents are invalid.
From time to time we have litigation with other parties involving amounts in controversy that are not material, including actions that we file to recover amounts we believe are owed to us.
With respect to each of the foregoing matters where parties have asserted claims against us, we believe we have adequate defenses, intend to defend ourselves vigorously, and believe that the litigation will not result in any material adverse effect.
The outcome of litigation may not be assured, and despite management’s views of the merits of any litigation, or the reasonableness of our estimates and reserves, our cash balances could nonetheless be materially affected by an adverse judgment. In accordance with SFAS No. 5, “Accounting for Contingencies,” we believe we have adequately reserved for the contingencies arising from the above legal matters where an outcome was deemed to be probable and the loss amount could be reasonably estimated. As such, we do not believe that the anticipated outcome of the aforementioned proceedings will have a materially adverse impact on our financial condition, cash flows, or results of operations.
8.	INTERIM SEGMENT DISCLOSURES
Our operations include two business segments which are defined as follows:
•	Supply Chain Messaging Segment (“Supply Chain”), which includes all our EDI and telex services. This segment was 51% and 55% of reported revenue for the quarters ending October 31, 2008 and 2007, respectively.

•	On Demand Messaging Segment (“On Demand”), which includes all fax, e-mail, document capture and management (“DCM”) and workflow services. This segment was 49% and 45% of reported revenue for the quarters ending October 31, 2008 and 2007, respectively.
The table below summarizes information about operations for the fiscal quarters ended October 31, 2008 and 2007:

	Supply Chain	On Demand	Total
Quarter Ended October 31, 2008
Revenue from external customers	$11,615,074	$11,199,872	$22,814,946

Segment gross profit	$8,474,445	$7,621,356	$16,095,801

The following is a reconciliation of operating segment income to net income for the quarter ended October 31, 2008:

Segment gross profit	$16,095,801
Corporate expenses	15,046,136

Operating income	1,049,665
Other income (expense), net	(4,925,947)

Income before income taxes	(3,876,282)
Income tax expense	456,352

Net income	$(4,332,634)

	Supply Chain	On Demand	Total
Quarter Ended October 31, 2007
Revenue from external customers	$11,520,235	9,465,632	$20,985,867

Segment gross profit	$8,538,081	6,442,884	$14,980,965

The following is a reconciliation of operating segment income to net income for the quarter ended October 31, 2007:

Segment gross profit	$14,980,965
Corporate expenses	11,616,406

Operating income	3,364,559
Other income (expense), net	(5,548,462)

Income before income taxes	(2,183,903)
Income tax benefit	(172,140)

Net income	$(2,011,763)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
All statements, trend analyses and other information, other than statements of historical facts, contained in the following discussion related to our financial position, business strategy and plans and objectives of management for future operations are forward-looking statements. These forward-looking statements are based on the beliefs of management, as well as assumptions made by and information currently available to management. When used in this quarterly report, the words “anticipate,” “believe,” “estimate,” “expect,” “may,” “will,” “continue” and “intend,” and words or phrases of similar import, as they relate to our financial position, business strategy and plans, or objectives of management, are intended to identify forward-looking statements. These statements reflect our current view with respect to future events and are subject to risks, uncertainties and assumptions related to various factors, including, without limitation, those described in Item 1A of Part II of this quarterly report under the heading “Risk Factors” and in our registration statements and periodic reports filed with the SEC under the Exchange Act and the Securities Act of 1933, as amended (the “Securities Act”).
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
We discuss our critical accounting policies in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the year ended July 31, 2008. There have been no significant changes in our critical accounting policies since July 13, 2008.

Three Months Ended October 31, 2008 Compared with the Three Months Ended October 31, 2007
Results of Operations
The following table reflects consolidated operating data by reported segment. All significant intersegment activity has been eliminated. Accordingly, the segment results below exclude the effect of transactions with our subsidiaries.

	Three Months Ended October 31,
	2008	2007	Variance
Revenue:
Supply Chain Messaging
EDI Services	$8,920,358	$9,059,153	$(138,795)
Telex Services	2,694,716	2,461,082	233,634

Total Supply Chain Messaging	11,615,074	11,520,235	94,839

On Demand Messaging
Fax Services	9,113,505	7,457,460	1,656,045
DCM Services	743,529	674,107	69,422
Other Services	1,342,838	1,334,065	8,773

Total On Demand Messaging	11,199,872	9,465,632	1,734,240

Total Revenue:	22,814,946	20,985,867	1,829,079

Cost of Revenue:
Supply Chain Messaging	3,140,629	2,982,154	158,475
On Demand Messaging	3,578,516	3,022,748	555,768

Total Cost of Revenue	6,719,145	6,004,902	714,243

Gross Margin:
Supply Chain Messaging	8,474,445	8,538,081	(63,636)
On Demand Messaging	7,621,356	6,442,884	1,178,472

Total Gross Margin	16,095,801	14,980,965	1,114,836

Product Development and Enhancement	2,122,465	2,032,681	89,784
Selling and Marketing	3,565,644	2,382,618	1,183,026
General and Administrative	9,358,027	7,201,107	2,156,920

Total product, selling and G&A expenses	15,046,136	11,616,406	3,429,730

Other (expense) income	(4,925,947)	(5,548,462)	622,515

Income (loss) before income taxes	$(3,876,282)	$(2,183,903)	$(1,692,379)

Revenue — Total revenue for the three months ended October 31, 2008 was $22.8 million, an increase of $1.8 million as compared to the three-month period ended October 31, 2007. This increase in revenues is primarily due to the inclusion of a full month of August revenue for ESC in fiscal 2009, as opposed to the period beginning August 20, 2007 in the first quarter of fiscal 2008 resulting from the acquisition of ESC as of that date. The effect of the acquisition on the comparative revenue was partially offset by reduced revenues from service volume reductions experienced during the first quarter of 2009 of approximately $530,000, as well as revenue reductions from fluctuations in exchange rates of approximately $800,000.
The Supply Chain Messaging segment grew $95,000 from the three-month period ended October 31, 2007 as compared to the three-month period ended October 31, 2008, due mainly to $234,000 in increased Telex services revenues primarily resulting from the inclusion of a full month of August revenue during the first fiscal quarter of 2009 offset by a reduction of $139,000 in EDI services over the comparable quarters due mainly to reduced volume and unfavorable foreign exchange rates.

The On Demand Messaging segment grew $1.7 million from the three-month period ended October 31, 2007 as compared to the three-month period ended October 31, 2008, due mainly to increased fax services revenue that resulted from the inclusion of a full month of August revenue during fiscal 2009 as well as increased customer volume. DCM and other services, increased $69,000 and $9,000 respectively due to the inclusion of a full three months of revenue during 2009.
Cost of Revenue — Total cost of revenue increased $714,000 from the three-month period ended October 31, 2007 compared to the three-month period ended October 31, 2008 due primarily to the inclusion of a full month of August cost in fiscal 2009 as compared to the inclusion of only the costs incurred after the ESC acquisition for fiscal 2008. Cost of revenue consists mainly of telecommunication costs, which include interconnect, data line and telephone costs, and network operating costs, which includes salaries, benefits, depreciation, rent, utilities and other operating costs. For the period ended October 31, 2008, telecommunication costs increased $646,000 from the period ended October 31, 2007 and network operating costs increased $68,000 from the same period ended in 2007.
Product Development — Product development costs increased $90,000 from the three-month period ended October 31, 2007 compared to the three-month period ended October 31, 2008, due mainly to increased costs that were the result of the ESC acquisition. The increased costs consisted mainly of $55,000 in labor and benefits costs, $21,000 in equipment expense and $22,000 in telecom costs.
Selling and Marketing — Selling and marketing expenses increased $1.2 million from the three month period ended October 31, 2007 to the three month period ended October 31, 2008, due mainly to increased labor and benefit costs of $1 million and increased travel expenses of $138,000. These increased expenses are the result of a focused effort to enhance and expand our sales and marketing activities.
General and Administrative — General and administrative expenses increased $2.2 million from the three month period ended October 31, 2007 to the three month period ended October 31, 2008, due mainly to increased bad debt expense of $300,000 and the expensing of $1.5 million incurred with respect to a potential acquisition. These acquisition costs were previously capitalized on the balance sheet, but were expensed during the three months ended October 31, 2008 as we determined that the potential acquisition would not close in the near term, if at all.
Other Expense — Other expenses for the three-month period ended October 31, 2008 consists mainly of interest expense of $5.1 million, which included $2.2 million in non-cash interest for accretion of the debt discount, $1.7 million for a penalty on a principal prepayment made on our Notes, and $1.2 million in interest expense on the Notes, for the fiscal quarter.
Liquidity and Capital Resources
Our principal source of liquidity consists of cash and cash equivalents generated from operations. Cash and cash equivalents decreased approximately $12.6 million to a total balance of approximately $19.4 million as of October 31, 2008 from approximately $32.1 million as of July 31, 2008. This decrease in cash was primarily caused by a $6.8 million prepayment of principal on the Notes, a prepayment penalty of $1.7 million on the Notes, $1.3 million in purchases of treasury stock and $1.9 million of fixed asset purchases for infrastructure upgrades. We also used $2.5 million in cash to reduce accounts payable and accrual expenses. We are required to offer to prepay approximately $2.2 million during the second quarter of fiscal 2009 to York for the Excess Cash Flow for the period ended October 31, 2008 as defined in our Notes. We do not know if York will accept our offer or not. Beginning in February of 2009, we will begin to repay the Notes in thirty equal installments of the then outstanding balances. We believe our cash resources will provide us with sufficient liquidity to continue in operation for at least the next four fiscal quarters.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.

Tabular Disclosure of Contractual Obligations
We enter into many contractual and commercial undertakings during the ordinary course of business. The following table summarizes information about certain of our obligations at October 31, 2008. The table should be read together with the Notes to the Interim Consolidated Financial Statements beginning on page 4 of this Quarterly Report.

	Payment due by period
		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 year	years	years	5 years
Operating Lease Obligations	$14,369,519	$2,992,866	$5,493,988	$4,182,884	$1,699,781
Telecomm commitments	3,616,750	1,905,150	1,711,600	—	—
Series A and B Notes	63,296,571	18,988,971	44,307,600	—	—

Total	$81,282,840	$23,886,987	$51,513,188	$4,182,884	$1,699,781

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
The convertible debt has interest rates that are tied to the prime rate. The interest rate on the debt is also adjusted downward based on the ratio of current market price for our stock verses the conversion price if a certain volume weighted average price of our stock is maintained. These interest rate provisions expose us to interest rate risk.
We may invest our cash in a variety of financial instruments. If invested, we account for our investment instruments in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”). All of the cash equivalents and investments are treated as available-for-sale under SFAS 115. Investments that are classified as cash and cash equivalents have original maturities of three months or less. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may vary widely due to changes in interest rates, or we may suffer losses in principal if forced to sell securities that have seen a decline in market value due to changes in interest rates. For the quarter ended October 31, 2008, our cash investments consisted of short term money market funds. As of October 31, 2008, the interest rate for these investments was approximately 0.5%.
Item 4T. Controls and Procedures
Disclosure Controls and Procedures
ESIC established and maintained disclosure controls and procedures as defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act) to provide reasonable assurance that information required to be disclosed in the reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported and is accumulated and communicated to the Chief Executive Officer and Chief Financial Officer as appropriate, by others within the company to allow timely decisions regarding required disclosure. The Chief Financial Officer and Chief Executive Officer have evaluated the effectiveness of the disclosure controls and procedures and, based on this evaluation, concluded that disclosure controls and procedures were effective at a reasonable assurance level as of the end of the period covered by the report.
Internal Controls
ESIC continually reviews the respective disclosure controls and procedures and make changes, as necessary, to ensure the quality of its financial reporting. There have been no changes in internal control over financial reporting that occurred during the first quarter of 2009 that have materially affected, or are reasonably likely to materially affect ESIC’s internal control over financial reporting.

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
Item 1A. Risk Factors
The following Risk Factor disclosure updates the risk factors as disclosed in our 2008 Annual Report on Form 10-K previously filed with the SEC.
Our business is being affected by the global economic slowdown and the rapid changes in foreign exchange rates. The vast majority of our customers are businesses that use our services for business purposes, many in international settings. The global economic turndown now in progress has recently caused the bankruptcy of some of our customers and a prolonged downturn may cause fewer new customers to purchase our services and cause existing customers to use our services less frequently or to cease using our services entirely. In addition, the new found strength of the US dollar against many foreign currencies and, in particular, the British pound will reduce our revenue as reported in US dollars. These economic conditions will negatively affect our ability to generate revenue and may negatively affect our existing revenue loan covenant.
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
Date: December 9, 2008

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