Form 10-Q
period 2009-01-31
EASYLINK SERVICES INTERNATIONAL CORP
filed 2009-03-17
CIK 894738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2009

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated ☐	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
As of March 9, 2009 the issuer had outstanding 24,241,921 shares of class A common stock.

EASYLINK SERVICES INTERNATIONAL CORPORATION
INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheets as of January 31, 2009 and July 31, 2008 (Unaudited)

	January 31,	July 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$11,237,231	$32,091,005
Accounts receivable, net	11,803,606	13,575,782
Prepaid expenses and other current assets	3,437,737	5,414,192

Total current assets	26,478,574	51,080,979

Property and equipment, net	9,560,190	8,551,927
Goodwill	36,206,639	40,209,960
Other intangible assets, net	25,083,092	27,742,466
Tax asset	3,335,613	3,343,778
Other assets	632,519	595,689

Total assets	$101,296,627	$131,524,799

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,671,277	$2,820,744
Notes payable	41,105,881	7,052,313
Accrued expenses	6,512,861	10,683,206
Other current liabilities	1,665,695	1,861,869

Total current liabilities	51,955,714	22,418,132

Long term debt	—	47,497,402
Other liabilities	799,591	1,005,505

Total liabilities	52,755,305	70,921,039

Commitments and contingencies
Stockholders’ Equity:
Series C Preferred Stock — par value $.01 per share, 44.76 votes per share; 5,000 shares issued and 5,000 outstanding (liquidation value of $5,216,986 at January 2009 and $5,116,393 at July 2008)	50	50
Common stock:
class A — par value $.01 per share, 300,000,000 shares authorized, one vote per share; 25,233,420 shares issued and 24,233,420 outstanding for January 2009 and 25,125,088 shares issued and 25,015,838 outstanding for July 2008	253,796	251,251
Additional paid-in capital	125,930,339	125,457,794
Treasury stock — 1,000,000 shares atf January 2009 and 109,250 shares at July 2008	(2,122,288)	(303,325)
Accumulated other comprehensive loss	(2,613,893)	(1,063,266)
Accumulated deficit	(72,906,682)	(63,738,744)

Total stockholders’ equity	48,541,322	60,603,760

Total liabilities and stockholders’ equity	$101,296,627	$131,524,799

See notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Operations for the three and six months ended January 31, 2009 and 2008 (Unaudited)

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2009	2008	2009	2008

Service revenue	$20,856,115	$23,650,804	$43,671,061	$44,636,671
Cost of services	5,802,493	7,039,413	12,521,638	13,044,315

Gross profit	15,053,622	16,611,391	31,149,423	31,592,356

Operating expenses:
Product development and enhancement	2,004,863	1,839,541	4,127,328	3,872,222
Selling and marketing	3,090,884	2,927,111	6,656,528	5,309,729
General and administrative	6,532,092	7,350,389	15,890,119	14,551,496
Goodwill and Intangible impairment	4,245,914	—	4,245,914	—

Operating income (loss)	(820,131)	4,494,350	229,534	7,858,909

Other income (expense):
Interest and investment income	12,208	278,581	141,783	432,676
Interest expense	(3,901,426)	(3,154,738)	(9,018,655)	(8,158,306)
Equity in losses of investment	—	—	—	(930,269)
Foreign exchange gain	138,548	586,112	136,150	785,922
Other income	34,460	46,680	98,565	78,150

Income (loss) before income taxes	(4,536,341)	2,250,985	(8,412,623)	67,082
Provision (Benefit) for income taxes	298,917	(1,021,999)	755,269	(1,194,139)

Net Income (loss)	(4,835,258)	3,272,984	(9,167,892)	1,261,221

Dividends on preferred stock	(50,230)	(50,365)	(100,593)	(100,776)

Net Income (loss) attributable to common stockholders	$(4,885,488)	$3,222,619	$(9,268,485)	$1,160,445

Basic Income (loss) per common share	$(0.20)	$0.13	$(0.38)	$0.05

Diluted Income (loss) per common share	$(0.20)	$0.10	$(0.38)	$0.04

Anti-dilutive stock options, restricted stock, warrants, Series A and Series B Convertible Notes and Series C preferred stock	25,886,935	6,332,187	24,053,003	29,293,563

Weighted average number of common shares outstanding — basic	24,220,786	24,337,515	24,565,540	24,178,723

Weighted average number of common shares outstanding — diluted	24,220,786	49,009,606	24,565,540	25,892,557

See notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows for the six months ended January 31, 2009 and 2008 (Unaudited)

	Six Months Ended January 31,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$(9,167,893)	$1,261,221
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,404,994	4,126,075
Bad debt expense	545,003	384,547
Amortization of discount and other non-cash interest expense	5,365,010	5,885,323
Non-cash charges for equity instruments issued for compensation and services	573,095	230,955
Non-cash equity in losses of investment, dividends and other non-cash items	(107,649)	1,233,756
Goodwill and intangible asset impairment	4,245,914	—
Changes in assets and liabilities, net of effects from acquisition:
Accounts receivable	512,606	(1,433,203)
Prepaid expenses and other assets	1,535,758	(1,544,288)
Accounts payable	(89,595)	(523,928)
Accrued expenses	(3,575,809)	(6,006,471)
Deferred revenue and other liabilities	(915,280)	(1,649,437)

Net cash (used in) provided by operating activities	3,326,154	1,964,550

Cash flows from investing activities:
Payment for purchase of acquisitions, net of cash acquired	—	(55,851,563)
Sale of Business	—	4,504,477
Purchases of intellectual property and equipment	(3,188,745)	(328,314)
Other	53,924	17,877

Net cash used in investing activities	(3,134,821)	(51,657,523)

Cash flows from financing activities:
Proceeds from sale of stock and exercise of options and warrants	2,588	5,576,510
Purchase of treasury stock	(1,818,963)	—
Net (repayments) borrowings	(18,808,845)	59,788,117

Net cash (used in) provided by financing activities	(20,625,220)	65,364,627

Effect of foreign exchange rate changes on cash and cash equivalents	(419,887)	(52,710)
Net (decrease) increase in cash and cash equivalents	(20,853,774)	15,618,944

Cash and cash equivalents, beginning of period	32,091,005	5,444,176

Cash and cash equivalents, end of period	$11,237,231	$21,063,120

See notes to condensed consolidated financial statements.

EASYLINK SERVICES INTERNATIONAL CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)
1. BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of EasyLink Services International Corporation (referred to as “EasyLink,” the “Company,” “we,” “our” or “us”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. In the opinion of management, such statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of our financial position, results of operations and cash flows as of the dates and for the periods indicated. Pursuant to the requirements of the Securities and Exchange Commission (“SEC”) applicable to Quarterly Reports on Form 10-Q, the accompanying financial statements do not include all disclosures required by GAAP for annual financial statements. While we believe the disclosures presented are adequate to make the information not misleading, these unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended July 31, 2008.
The condensed consolidated balance sheet as of July 31, 2008 has been derived from the audited consolidated financial statements as of that date.
Operating results for the three and six-month periods ended January 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2009 or any future period.
Principles of consolidation and basis of presentation
The consolidated financial statements include the accounts of EasyLink and our wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.
Recently adopted accounting pronouncements
We adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”) effective August 1, 2008. SFAS 157 provides a single definition of fair value and a hierarchical framework for measuring it, as well as establishing additional disclosure requirements about the use of fair value to measure assets and liabilities. SFAS 157 did not have a material impact on our financial statements. In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) 157-2, “Effective Date of FASB Statement No. 157,” which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).
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
We adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”) effective November 15, 2008, which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows.

Recent accounting pronouncements not yet adopted
In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP (the “GAAP hierarchy”). This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The PCAOB does not expect that this Statement will result in a change in current practice. However, transition provisions have been provided in the unusual circumstance that the application of the provisions of this Statement results in a change in practice.
In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”, SFAS No.141(R) significantly changes the accounting for business combinations for which the acquisition date is on or after January 1, 2009, by requiring an acquiring entity to recognize all the assets acquired and liabilities assumed in a business combination at the acquisition-date fair value. Additionally, SFAS No. 141(R) modifies the accounting treatment for certain specified items related to business combinations (e.g., acquisition-related costs, restructuring costs, research and development assets and changes in valuation allowances for deferred tax assets) and requires a substantial number of new disclosures. SFAS No. 141(R) is effective for us for business combinations for which the acquisition date is on or after August 1, 2009, and earlier adoption is prohibited. SFAS No. 141(R) is not expected to have a significant impact on our financial statements.
In June 2008, the FASB ratified EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF No. 07-5”). EITF No. 07-5 requires entities to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock using a two step process in order to further clarify guidance under SFAS No. 133. EITF No. 07-5 is effective for us on August 1, 2009. We are in the process of reviewing our outstanding warrants to determine the impact on our financial statements.
2. ACQUIRED INTANGIBLE ASSETS
Intangible assets net of accumulated amortization are summarized as follows:

	Weighted average
	amortization
	period (years)	January 31, 2009	July 31, 2008

Purchased customer relationships	6 – 8	$15,028,922	$16,634,932
Internally developed systems	4	6,266,591	7,752,097
Tradenames	<1	3,787,579	3,355,437

Intangible assets, net		$25,083,092	$27,742,466

Tradenames from our acquisition of EasyLink Services Corporation (“ESC”) in the amount of $3,185,000 have been determined to have an indefinite life and therefore are not amortizable.
On August 26, 2008, we purchased a domain name and mark for $450,000 to support services under the On Demand Messaging segment.
At the end of the second quarter of fiscal 2009, we identified a triggering event as prescribed by SFAS No.144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. We calculated the fair value of our assets and determined that certain intangible assets and goodwill were partially impaired. As a result of this interim test work, we have recorded an impairment write-down of approximately $84,000 on internally developed systems and approximately $304,000 on purchased customer relationships. In addition, we also recorded an impairment write-down of approximately $3.9 million in goodwill. The total aggregate non-cash impairment write-down of approximately $4.2 million relates to the original valuations given these intangibles from past acquisitions, all them related to managed electronic data interchange (“EDI”) services in the Supply Chain Messaging segment. These services were weighted toward the retail sector of the economy, which has experienced a serious downturn in revenue resulting in reduced transaction volumes as well as the bankruptcies of multiple customers. While we believe volumes may return when the economy recovers and no single customer bankruptcy was material, the fair value test as measured by future estimated cash flows could not support the current valuations of these intangibles on our balance sheet.

3. INDEBTEDNESS
Under provisions of the Securities Purchase Agreement (“SPA”) and the Series A and Series B Notes (the “Notes”) issued to entities under control of York Capital Management (“York”) during fiscal 2008, we are obligated to offer to prepay a portion of the principle of the Notes subject to a twenty-five percent (25%) prepayment penalty if we accumulate more than $15 million in cash and cash equivalents at the end of any fiscal quarter (“Excess Cash Flow”), with the amount of the prepayment set at 50% of the Excess Cash Flow. On October 31, 2008, York accepted our offer for the fiscal quarter ended July 31, 2007, and we paid $6,808,845 in principal prepayment and a penalty of $1,702,211, which was recorded as interest expense.
On December 31, 2008, we executed a fourth amendment to the SPA that provided for an immediate prepayment of $12.0 million of Series A note principal without penalty and for the suspension of the financial covenant requiring a minimum quarterly revenue of $22.5 million per quarter for the fiscal quarters ended January 31, 2009 and April 30, 2009.
As of January 31, 2009 we would have not been in compliance with the revenue covenant of the original York SPA had it not been for the fourth amendment to the SPA suspending the covenant for the second quarter of fiscal 2009. Because the suspension of the revenue covenant was for two fiscal quarters and did not extend to the fourth quarter of the 2009 fiscal year and there can be no assurances that at our current revenue run rates we will be in compliance with the revenue covenant in the fourth quarter, GAAP requires us to reclass all of the outstanding Notes into current liabilities on our balance sheet.
However, we are currently in negotiations with York over restructuring or refinancing the Notes and believe that by July 31, 2009 an agreement can be reached. However, there can be no assurances that an agreement will be reached or that refinancing can be found. If the Notes are refinanced in a transaction to be accounted for as an extinguishment of debt or the outstanding balance is demanded by York, the remaining unamortized debt discount, which was $10,209,994 as of January 31, 2009, at the time of the demand or refinancing would be expensed.
Long term debt and capital lease obligations at January 31, 2009 and July 31, 2008 are as follows:

	January 31, 2009	July 31, 2008

York Select Unit Trust	$6,839,544	$9,347,390
York Credit Opportunities Fund, L.P.	16,243,914	22,200,048
York Investment Limited	17,098,857	23,368,472
York Capital Management, L.P.	5,300,645	7,244,226
York Select, L.P.	5,813,611	7,945,280
Capitalized leases	19,304	20,251

Subtotal	51,315,875	70,125,667

Less debt discount	10,209,994	15,575,952
Less current portion of long term debt	41,105,881	7,052,313

Long term debt and capital leases	$—	$47,497,402

As of January 31, 2009, principal payments for long term debt and capital leases are as follows:

Twelve months ending January 31,	Amount
2010	$51,315,875
4. STOCKHOLDERS’ EQUITY
Dividends
The holders of the outstanding shares of our Series C preferred stock are entitled to receive a 4% per share annual cumulative dividend payable in cash or shares of common stock at our option. The 2008 annual dividends were paid on February 11, 2009. Dividends accrue and are cumulative on a daily basis, whether or not earned or declared.

As of January 31, 2009 and July 31, 2008, accrued dividends of $216,986 and $116,393, respectively, were included in accrued expenses on our balance sheet. Total liquidation preferences of the Series C preferred stock were $5,216,986 and $5,116,393 at January 31, 2009 and July 31, 2008, respectively.
Share Repurchases
Under resolutions adopted by our Board of Directors, and with the approval of York under the third amendment dated May 1, 2008 to the SPA entered into with York, we had the authorization to repurchase up to 1,000,000 shares of our class A common stock through December 31, 2008. All such repurchases were required to be made in accordance with Rule 10b-18 promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As of January 31, 2009, we had repurchased 1,000,000 shares at a cost of $2,122,288. Repurchases are recorded under the cost method and are classified as Treasury Stock. During the six months ended January 31, 2009, we repurchased the following shares of common stock under the above-described plan:

			Total Number of	Maximum
	Total		Shares	Number of Shares
	Number of	Average	Purchased as	that May Yet be
	Shares	Price Paid	Part of Publicly	Purchased Under
Period	Purchased	per Share	Announced Plan	the Plan
Balance as of July 31, 2008	109,250	$2.78	109,250	890,750
October 1 to 31	636,600	$2.08	636,600	254,150
November 1 to 30	245,000	$1.96	245,000	9,150
December 1 to 31	9,150	$1.72	9,150	—

Total	1,000,000	$2.12	1,000,000

5. INCOME TAXES
At January 31, 2009, the Company had total gross deferred tax assets of approximately $38.1 million, with a corresponding valuation allowance of $26.4 million, for a net asset of $11.7 million. We have deferred tax liabilities of approximately $7.3 million. These deferred taxes net to an asset balance of approximately $4.4 million, with $1.1 million classified as current and $3.3 million classified as long term. The tax assets principally relate to federal net operating loss carryforwards that expire from 2018 through 2029 and to a lesser extent book/tax timing differences.
The Company complies with FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). Pursuant to FIN 48, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The charge for taxation is based on the results for the year as adjusted for items that are non-assessable or disallowed. The charge is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date. At January 31, 2009, the Company had no material unrecognized tax benefits based on the provisions of FIN 48.
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

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at January 31, 2009, consistent with the fair value hierarchy provisions of SFAS No. 157:

	Quoted Prices in
	Active Markets	Significant
	for Identical	Other	Significant
	Assets	Observable	Unobservable
	(Liabilities)	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Carrying Amount
Cash	$10,231,967	—	—	$10,231,967
Cash Equivalents	$1,005,264	—	—	$1,005,264
Notes Payable	—	—	(47,375,958)	(51,315,875)

Management believes that the assets can be liquidated without restriction.
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
A ruling in our favor was received on June 26, 2008. However, the state of New York has appealed, and the New York State Tax Appeals Tribunal (the “Tribunal”) heard oral arguments in the appeal on January 28, 2009. We are awaiting the Tribunal’s final decision and continue to carry an accrual of $368,000 in respect of this assessment as of January 31, 2009.
Litigation
In June 2008 j2 Global Communications, Inc. (“J2”) filed a lawsuit against us in the U.S. District Court for the Eastern District of Texas claiming that our fax services infringe two of J2’s patents. J2 filed virtually identical lawsuits against several other competitors in the same court at approximately the same time. J2 claims to be seeking unspecified damages as well as injunctive relief. We have filed an answer in the litigation denying J2’s claims and seeking a declaratory judgment that J2’s patents are invalid.
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

The outcome of litigation may not be assured, and despite management’s views of the merits of any litigation, or the reasonableness of our estimates and reserves, our cash balances could nonetheless be materially affected by an adverse judgment. In accordance with SFAS No. 5, “Accounting for Contingencies,” we believe we have adequately reserved for the contingencies arising from the above legal matters where an outcome was deemed to be probable and the loss amount could be reasonably estimated. As such, we do not believe that the anticipated outcome of the aforementioned proceedings will have a materially adverse impact on our financial condition, cash flows or results of operations.
8. INTERIM SEGMENT DISCLOSURES
Our operations are divided into two business segments, which are defined as follows:
•	Supply Chain Messaging Segment (“Supply Chain”), which includes all our EDI and telex services. This segment was 50% and 52% of reported revenue for the quarters ending January 31, 2009 and 2008, respectively.
•	On Demand Messaging Segment (“On Demand”), which includes all fax, e-mail, document capture and management (“DCM”) and workflow services. This segment was 50% and 48% of reported revenue for the quarters ending January 31, 2009 and 2008, respectively.
The table below summarizes information about operations for the fiscal quarters ended January 31, 2009 and 2008:

Quarter Ended January 31, 2009	Supply Chain	On Demand	Total
Revenue from external customers	$10,432,808	$10,423,307	$20,856,115

Segment gross profit	$7,790,427	$7,263,195	$15,053,622

The following is a reconciliation of operating segment income to net income for the quarter ended January 31, 2009:

Segment gross profit	$15,053,622
Corporate expenses	11,627,839
Intangible impairment	4,245,914

Operating loss	(820,131)
Other income (expense), net	(3,716,210)

Loss before income taxes	(4,536,341)
Income tax expense	298,917

Net loss	$(4,835,258)

Quarter Ended January 31, 2008	Supply Chain	On Demand	Total
Revenue from external customers	$12,408,790	$11,242,014	$23,650,804

Segment gross profit	$9,142,069	$7,469,322	$16,611,391

The following is a reconciliation of operating segment income to net income for the quarter ended January 31, 2008:

Segment gross profit	$16,611,391
Corporate expenses	12,117,041

Operating income	4,494,350
Other income (expense), net	(2,243,365)

Income before income taxes	2,250,985
Income tax benefit	(1,021,999)

Net income	$3,272,984

The table below summarizes information about operations for the six months ended January 31, 2009 and 2008:

Six Months Ended January 31, 2009	Supply Chain	On Demand	Total
Revenue from external customers	$22,047,882	$21,623,179	$43,671,061

Segment gross profit	$16,264,872	$14,884,551	$31,149,423

The following is a reconciliation of operating segment income to net income for the six months ended January 31, 2009:

Segment gross profit	$31,149,423
Corporate expenses	26,673,975
Intangible impairment	4,245,914

Operating income	229,534
Other income (expense), net	(8,642,157)

Loss before income taxes	(8,412,623)
Income tax expense	755,269

Net loss	$(9,167,892)

Six Months Ended January 31, 2008	Supply Chain	On Demand	Total
Revenue from external customers	$23,929,025	$20,707,646	$44,636,671

Segment gross profit	$17,680,150	$13,912,206	$31,592,356

The following is a reconciliation of operating segment income to net income for the six months ended January 31, 2008:

Segment gross profit	$31,592,356
Corporate expenses	23,733,447

Operating income	7,858,909
Other income (expense), net	(7,791,827)

Income before income taxes	67,082
Income tax benefit	(1,194,139)

Net income	$1,261,221

9. DERIVATIVE FINANCIAL INSTRUMENTS
As of January 31, 2009, we had no known material derivative financial instruments.
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

The worldwide economic turn down and volatility in the foreign exchange markets have affected our revenues, particularly in the second quarter of fiscal 2009. Our revenue stream is based on a volume driven model in which each of our messaging services generates customer billings by the accumulation of some volume measure, whether it be number of pages, number of lines, number of messages, number of minutes or number of kilo-characters. We are also a business-to-business model as almost none of our messaging services are sold directly to consumers. In addition, we are an international business with approximately 25% of our revenue coming from international markets, which is principally denominated in British pounds (“GBP”). Needless to say, the reality of decreased business activity worldwide manifests itself as lower volumes of our services resulting in reduced revenue. Internationally, the foreign exchange effect of the GBP falling from approximately $2.00 United States dollars (“USD”) to the GBP to $1.40 USD to the GBP in the first six months of this fiscal year has reduced the recognition of international revenue for the Company by approximately 19%. The foreign exchange effect in the second quarter reduced the recognition of international revenue for the Company by approximately 26%
While we cannot control the economy of the world or international exchange rates, we can control the costs of running our business. The down turn in revenue has caused management to accelerate certain cost cutting initiatives. With labor as our largest expense, we reduced headcount in the second quarter and have an active program underway to consolidate our remote locations. We have consolidated our accounting systems into a single platform. We are reducing our reliance on outside consultants, approaching suppliers with requests to reduce current pricing, switching vendors when offered cost savings and reducing capital expenditures when appropriate.
As increasing revenue remains an important goal, we are continuing our previously announced investment into sales and marketing. We believe there may be opportunities to sell additional services domestically, particularly in our On Demand Messaging segment where desktop faxing offers corporations the opportunity to eliminate fax machines and fax servers and software to realize cost savings. We also continue to build our international sales force where the penetration of both EDI and fax services lags behind that of the United States. We also continue to examine potential acquisitions with a focus on businesses that are immediately accretive in terms of material revenue and earnings.
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
We discuss our critical accounting policies in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the year ended July 31, 2008. There have been no significant changes in our critical accounting policies since July 31, 2008.

Six Months Ended January 31, 2009 Compared with the Six Months Ended January 31, 2008
Results of Operations
The following table reflects consolidated operating data by reported segment. All significant intersegment activity has been eliminated. Accordingly, the segment results below exclude the effect of transactions with our subsidiaries.

	Six Months Ended January 31,
	2009	2008	Variance
Revenue:
Supply Chain Messaging
EDI Services	$16,966,983	$18,453,340	$(1,486,357)
Telex Services	5,080,899	5,475,685	(394,786)

Total Supply Chain Messaging	22,047,882	23,929,025	(1,881,143)

On Demand Messaging
Fax Services	17,333,028	16,406,526	926,502
DCM Services	1,432,903	1,376,460	56,443
Other Services	2,857,248	2,924,660	(67,412)

Total On Demand Messaging	21,623,179	20,707,646	915,533

Total Revenue:	43,671,061	44,636,671	(965,610)

Cost of Revenue:
Supply Chain Messaging	5,783,010	6,248,875	(465,865)
On Demand Messaging	6,738,628	6,795,440	(56,812)

Total Cost of Revenue	12,521,638	13,044,315	(522,677)

Gross Margin:
Supply Chain Messaging	16,264,872	17,680,150	(1,415,278)
On Demand Messaging	14,884,551	13,912,206	972,345

Total Gross Margin	31,149,423	31,592,356	(442,933)

Product Development and Enhancement	4,127,328	3,872,222	255,106
Selling and Marketing	6,656,528	5,309,729	1,346,799
General and Administrative	15,890,119	14,551,496	1,338,623
Goodwill and Intangible Impairment	4,245,914	—	4,245,914

Total product, selling and G&A expenses	30,919,889	23,733,447	7,186,442

Other (expense) income	8,642,157	7,791,827	850,330

Income (loss) before income taxes	$(8,412,623)	$67,082	$(8,479,705)

Revenue — Total revenue for the six months ended January 31, 2009 was approximately $43.7 million, a decrease of approximately $966,000 as compared to the six-month period ended January 31, 2008. This decrease in revenues is primarily due to a decrease in revenues in the Supply Chain Messaging segment. Both service types in the Supply Chain Messaging segment, EDI Services and Telex Services, saw reductions for the first six months of 2009 due to customer volume reductions and fluctuations in exchange rates. The customer volume reductions approximated $950,000 due to the weakening global economy. It is estimated that fluctuations in foreign currencies, primarily the weakening of the GBP to the USD, totaled approximately $1.0 million in reduced services revenues. Partially offsetting these reduced revenues was the inclusion of a full month of August revenue for ESC in fiscal 2009 of approximately $1.0 million, as opposed to the period beginning August 20, 2007 in the first quarter of fiscal 2008, resulting from the acquisition of ESC as of that date. The increase in the On Demand Messaging segment of approximately $916,000 is due mainly to an approximately $927,000 increase to Fax Services revenue. This revenue increased due mainly to the inclusion of a full month of August revenue for ESC in fiscal 2009.

Cost of Revenue — Total cost of revenue decreased approximately $523,000 due primarily to an approximate $580,000 decrease from foreign currency fluctuations and approximately $455,000 in reduced costs for the Supply Chain Messaging segment due to the reduction of revenues for the segment and the corresponding reduction in telecom costs. Telecom costs decreased approximately $300,000 for both segments for the six-month period. Labor and outside contractors costs decreased approximately $182,000 during the six-month period due to a resizing of the business. Partially offsetting these decreases was approximately $1.0 million in increases due to the inclusion of a full month of August costs for ESC in fiscal 2009, as opposed to the period beginning August 20, 2007 in the first quarter of fiscal 2008.
Product Development — Product development costs increased approximately $255,000 from the six-month period ended January 31, 2008, compared to the six-month period ended January 31, 2009 due mainly to approximately $138,000 in severances related to restructuring activities that occurred during the second quarter of 2009 and approximately $309,000 of increased costs due to the inclusion of a full month of August costs for ESC in fiscal 2009, as opposed to the period beginning August 20, 2007 in the first quarter of fiscal 2008. Partially offsetting these costs was approximately $100,000 in reduced costs that were directly related to a change in foreign currency exchange rates during the period.
Selling and Marketing — Selling and marketing expenses increased approximately $1.3 million from the six-month period ended January 31, 2008 to the six-month period ended January 31, 2009, due mainly to severance costs of approximately $312,000 that occurred during the second quarter of 2009, approximately $480,000 of increased costs due to the inclusion of a full month of August costs for ESC in fiscal 2009, as opposed to the period beginning August 20, 2007 in the first quarter of fiscal 2008, increased travel expenses of approximately $213,000, and increased professional fees and outside commissions of approximately $219,000. These increased expenses are the result of a focused effort to enhance and expand our sales and marketing activities. Partially offsetting these expenses are approximately $300,000 in reduced costs that were directly related to a change in foreign currency exchange rates during the period.
General and Administrative — General and administrative expenses increased approximately $1.3 million from the six-month period ended January 31, 2008 to the six-month period ended January 31, 2009, due mainly to the expensing of approximately $1.5 million incurred with respect to a potential acquisition. These acquisition costs were previously capitalized on the balance sheet, but were expensed during the three months ended October 31, 2008 as we determined that the potential acquisition would not close. In addition to the acquisition costs, there was approximately $760,000 of increased costs due to the inclusion of a full month of August costs for ESC in fiscal 2009, as opposed to the period beginning August 20, 2007 in the first quarter of fiscal 2008, and increased severance costs of approximately $121,000. Offsetting these increased costs was approximately $450,000 of bonuses paid to certain executives upon the closing of the ESC acquisition during the first quarter of 2008 that did not reoccur during the six-month period ended January 31, 2009 and approximately $340,000 of reduced costs that were directly related to a change in foreign currency exchange rates during the period.
Intangible Impairment — During the six-month period ended January 31, 2009 a $4.2 million impairment in the value of the intangible assets and goodwill was recorded in order to state those assets at their fair market value. See financial statement footnote 2 in Item 1 above.
Other Expense — Other expenses for the six-month period ended January 31, 2009 consist mainly of interest expense of approximately $9.0 million, which includes approximately $5.4 million in non-cash interest for accretion of the debt discount (of which approximately $3.2 million was for early payments on the Notes), approximately $1.7 million for a penalty on a principal prepayment made on our Notes, and approximately $1.9 million in interest expense on the Notes for the six-month period.

Three Months Ended January 31, 2009 Compared with the Three Months Ended January 31, 2008
Results of Operations
The following table reflects consolidated operating data by reported segment. All significant intersegment activity has been eliminated. Accordingly, the segment results below exclude the effect of transactions with our subsidiaries.

	Three Months Ended January 31,
	2009	2008	Variance
Revenue:
Supply Chain Messaging
EDI Services	$8,046,624	$9,394,187	$(1,347,563)
Telex Services	2,386,184	3,014,603	(628,419)

Total Supply Chain Messaging	10,432,808	12,408,790	(1,975,982)

On Demand Messaging
Fax Services	8,572,674	8,949,066	(376,392)
DCM Services	689,374	702,353	(12,979)
Other Services	1,161,259	1,590,595	(429,336)

Total On Demand Messaging	10,423,307	11,242,014	(818,707)

Total Revenue:	20,856,115	23,650,804	(2,794,689)

Cost of Revenue:
Supply Chain Messaging	2,642,381	3,266,721	(624,340)
On Demand Messaging	3,160,112	3,772,692	(612,580)

Total Cost of Revenue	5,802,493	7,039,413	(1,236,920)

Gross Margin:
Supply Chain Messaging	7,790,427	9,142,069	(1,351,642)
On Demand Messaging	7,263,195	7,469,322	(206,127)

Total Gross Margin	15,053,622	16,611,391	(1,557,770)

Product Development and Enhancement	2,004,863	1,839,541	165,322
Selling and Marketing	3,090,884	2,927,111	163,773
General and Administrative	6,532,092	7,350,389	(818,297)
Goodwill and Intangible Impairment	4,245,914	—	4,245,914

Total product, selling and G&A expenses	15,873,753	12,117,041	3,756,712

Other (expense) income	3,716,210	2,243,365	1,472,845

Income (loss) before income taxes	$(4,536,341)	$2,250,985	$(6,787,326)

Revenue — Total revenue for the three months ended January 31, 2009 was approximately $20.8 million, a decrease of approximately $2,8 million as compared to the three-month period ended January 31, 2008. This decrease in revenues is primarily due to reduced customer volume and fluctuating exchange rates in foreign currencies, primarily the weakening of the GBP to the USD. The effect of the exchange rate fluctuation approximated $1.7 million in reduced revenues.
The Supply Chain Messaging segment decreased approximately $2.0 million from the three-month period ended January 31, 2008 as compared to the three-month period ended January 31, 2009, due to approximately $1.3 million in decreased EDI services and $628,419 in reduced Telex services. It is estimated that fluctuations in foreign currencies totaled approximately $1 million in reduced revenues.

The On Demand Messaging segment decreased approximately $819,000 from the three-month period ended January 31, 2008, as compared to the three-month period ended January 31, 2009, due to decreases of approximately $376,000 for Fax services, approximately $13,000 for DCM services and approximately $429,000 for Other services. Reduction in customer volume reduced revenue by approximately $124,000 due to the weakening economy. It is estimated that fluctuations in foreign currencies reduced revenue by approximately $694,000.
Cost of Revenue — Total cost of revenue decreased approximately $1,2 million due mainly to reductions in telecom spending due to the reduced volume and approximately $350,000 for changes in foreign currency exchange rates during the period. Telecom costs were down by approximately $956,000, and labor and associated costs were down approximately $256,000 due to resizing of the organization.
Product Development — Product development costs increased approximately $165,000 from the three-month period ended January 31, 2008, compared to the three-month period ended January 31, 2009. These increased costs consisted mainly of approximately $220,000 in severance cost and labor and benefits costs of approximately $80,000, which were partially offset by approximately $123,000 of reduced costs for outside professionals and consultants and approximately $50,000 for changes in foreign currency exchange rates during the period.
Selling and Marketing — Selling and marketing expenses increased approximately $164,000 from the three-month period ended January 31, 2008 to the three-month period ended January 31, 2009, due mainly to severance costs of approximately $312,000, increased travel expenses of approximately $150,000 and increased costs of outside consultants and contractors of approximately $64,000. These increased expenses are the result of a focused effort to enhance and expand our sales and marketing activities. Partially offsetting these expenses was approximately $255,000 in decreased expenses due to changes in foreign currency exchange rates during the period.
General and Administrative — General and administrative expenses decreased approximately $818,000 from the three-month period ended January 31, 2008 to the three-month period ended January 31, 2009, due mainly to a decreased use of outside professionals for audit, tax and consulting services of approximately $252,000, an approximate $150,000 utility credit for our United Kingdom office, and approximately $180,000 in reduced expenses due to fluctuations in foreign currencies.
Other Expense — Other expenses for the three-month period ended January 31, 2009 consist mainly of interest expense of approximately $3.9 million, which included approximately $3.1 million in non-cash interest for accretion of the debt discount (of which approximately $2.1 million was for early payments on the Notes) and approximately $753,000 in interest expense on the Notes for the fiscal quarter.
Liquidity and Capital Resources
Our principal source of liquidity consists of cash and cash equivalents generated from operations. As the majority of our revenue is reoccurring under contract, it is primarily affected by the volumes incurred by the customer using the underlying messaging service. Operating expenses are primarily driven by labor and telecom costs and are predictable from headcount and telecom volume usage, which is directly tied to customer utilization of messaging services. Cash and cash equivalents decreased approximately $20.9 million to a total balance of approximately $11.2 million as of January 31, 2009 from approximately $32.1 million as of July 31, 2008. This decrease in cash was primarily caused by approximately $18.8 million prepayment of principal on the Notes, a prepayment penalty of approximately $1.7 million on the Notes, approximately $1.8 million in purchases of treasury stock and approximately $3.2 million of fixed asset purchases for infrastructure upgrades. We also used approximately $3.7 million in cash to reduce accounts payable and accrual expenses.

In February of 2009, we began to repay the Notes in thirty equal monthly installments of approximately $1.7 million each. These monthly payments represent the single largest use of cash outside of our regular operating expenses. Under the terms of the SPA and the Notes, we must meet certain financial covenants including minimum quarterly revenues of $22.5 million. In December of 2008, the holder of the Notes granted us a waiver of the revenue covenant until the quarter ended April 30, 2009. At our current revenue run rates, there can be no assurances that we will meet this covenant for the fourth quarter of fiscal 2009 ending July 31, 2009. Failure to meet this covenant would cause us to default on the Notes, in which case the interest rate on the Notes would increase to 18% and the Notes would become payable on demand at 125% of the principal plus outstanding interest. We believe our existing cash balances and current operational cash flows would provide us with sufficient liquidity to continue in operation for the next four fiscal quarters. However, should we default on the Notes; we would not have sufficient cash inflows from existing cash balances and operational cash flow to meet the cash requirements of the default obligations. We could experience severe liquidity problems that would have a material adverse effect on our operations.
The terms of the fourth amendment to the SPA also allow us to prepay and amount up to $35 million of the Notes without prepayment penalty. We are actively seeking a new senior lender from which we can secure additional financing to replace all or part of the Notes while simultaneously negotiating with York to restructure the the Notes. There can be no assurances that we can find additional senior debt or senior debt on terms acceptable to us or that we can reach agreement with York for the restructuring of the Notes on terms acceptable to us that would continue to waive or eliminate the revenue covenant.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.
Tabular Disclosure of Contractual Obligations
We enter into many contractual and commercial undertakings during the ordinary course of business. The following table summarizes information about certain of our obligations at January 31, 2009. The table should be read together with the Notes to the Interim Consolidated Financial Statements beginning on page 4 of this Quarterly Report.

	Payment due by period
		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 year	years	years	5 years
Operating Lease Obligations	$13,550,284	$2,868,945	$5,212,712	$3,768,846	$1,699,781
Telecomm Commitments	3,153,550	1,905,150	1,248,400
Series A and B Notes and capital leases	51,315,875	51,315,875	—	—	—

Total	$68,019,709	$56,089,970	$6,461,112	$3,768,846	$1,699,781

Item 3. Quantitative and Qualitative Disclosures About Market Risk
As a smaller reporting company, we are not required to provide this information.
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

Internal Controls
ESIC continually reviews the respective disclosure controls and procedures and make changes, as necessary, to ensure the quality of its financial reporting. There have been no changes in internal control over financial reporting that occurred during the second quarter of 2009 that have materially affected, or are reasonably likely to materially affect ESIC’s internal control over financial reporting.
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
Our business is being affected by the global economic slowdown and the rapid changes in foreign exchange rates. The vast majority of our customers are businesses that use our services for business purposes, many in international settings. The global economic turndown now in progress has recently caused the bankruptcy of some of our customers and a prolonged downturn may cause fewer new customers to purchase our services and cause existing customers to use our services less frequently or to cease using our services entirely. In addition, the new found strength of the USD against many foreign currencies and, in particular, the GBP will reduce our revenue as reported in USD. These economic conditions will negatively affect our ability to generate revenue and may negatively affect our existing revenue loan covenant.
If we were to default on our loan covenants our cash flow would not be adequate to meet the default provisions. Although the fourth amendment to the SPA for the Notes currently outstanding suspends the financial covenant requiring a minimum quarterly revenue of $22.5 million for the quarters ended January 31, 2009 and April 30, 2009, at our current revenue run rates we would fail the quarterly revenue covenant for the fourth quarter of fiscal 2009 ending July 31, 2009. Without a substantial increase in revenues or an additional waiver or change in the terms of the covenant from the Note holders, this covenant failure would put us into default under the terms of the SPA and the Notes causing the interest rate on the then outstanding Notes to rise to 18% per annum and give the holder of the Notes the right to demand immediate repayment at 125% of the then outstanding principal. Our current cash flows would not support the change in interest rates or the demand for repayment. While we are actively seeking a new senior creditor and are in constant dialogue with the Note holders discussing a continuation of the suspension of the covenant, changing the terms of the covenant or refinancing the outstanding Notes, there can be no assurances that we will reach agreement with the Note holders or that we could find new financing on terms acceptable to the Company.
Our year end fair value analysis and impairment testing on our current outstanding intangibles and goodwill could lead to additional impairment charges. We will conduct a fair value analysis and impairment test on our existing intangibles at the end of fiscal 2009. There can be no assurances that this analysis and testing will not result in additional non-cash write-offs of existing intangible assets or goodwill.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders.
Our 2008 Annual Meeting of Stockholders (the “Annual Meeting”) was held on January 8, 2009. There were present at the Annual Meeting, in person or by proxy, holders of 21,168,301 shares (or 87.3%) of the class A common stock and Series C preferred stock entitled to vote.
The following directors were elected to hold office until the next annual meeting of stockholders or until their successors are elected and qualified, with the vote for each director being reflected below:

Name	Votes For	Votes Withheld
Richard J. Berman	18,962,037	2,207,265
Kim D. Cooke	19,849,370	1,318,932
Donald R. Harkleroad	19,936,794	1,231,508
Paul D. Lapides	19,941,241	1,227,061
John S. Simon	19,940,998	1,227,304
Thomas J. Stallings	19,913,575	1,254,727
The affirmative vote of the holders of a plurality of the outstanding shares of class A common stock and Series C preferred stock represented at the Annual Meeting was required to elect each director.
The appointment of Friedman LLP as independent registered public accounting firm to audit the consolidated financial statements of the Company and its subsidiaries for the fiscal year ending July 31, 2009, was ratified with 20,059.848 affirmative votes cast, 70,931 negative votes cast and 1,037,522 abstentions. The affirmative vote of the holders of a majority of the outstanding shares of class A common stock and Series C preferred stock voting on the proposal at the Annual Meeting was required to ratify the appointment of Friedman LLP.
Item 5. Other Information
None.
Item 6. Exhibits

Exhibits	Description
2.1
Fourth Amendment to Securities Purchase Agreement, dated as of December 31, 2008, by and among EasyLink Services International Corporation and each of the Purchasers identified on the signature pages thereto. (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 000-24996), dated December 31, 2008, as filed with the Securities and Exchange Commission on January 7, 2009.)

10.1
Employment Agreement between EasyLink Services International Corporation and Chris A. Parker, dated November 14, 2008. (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 000-24996), dated December November 14, 2008, as filed with the Securities and Exchange Commission on November 17, 2008.)

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
Date: March 17, 2009

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