Form 10-Q
period 2009-04-30
EASYLINK SERVICES INTERNATIONAL CORP
filed 2009-06-15
CIK 894738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2009

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
Registrant’s telephone number, including area code: (678) 533-8000
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated ☐	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 28, 2009 the issuer had outstanding 26,244,506 shares of class A common stock.

EASYLINK SERVICES INTERNATIONAL CORPORATION
INDEX TO FORM 10-Q

Page

PART I FINANCIAL INFORMATION	1

Item 1: Financial Statements	1

Condensed Consolidated Balance Sheets as of April 30, 2009 and July 31, 2008 (Unaudited)	1

Condensed Consolidated Statements of Operations for the three and nine months ended April 30, 2009 and 2008 (Unaudited)	2

Condensed Consolidated Statements of Cash Flows for the nine months ended April 30, 2009 and 2008 (Unaudited)	3

Notes to Condensed Consolidated Financial Statements (Unaudited)	4

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3: Quantitative and Qualitative Disclosures about Market Risk	18

Item 4T: Controls and Procedures	18

PART II OTHER INFORMATION	19

Item 1: Legal Proceedings	19

Item 1A: Risk Factors	19

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3: Defaults Upon Senior Securities	20

Item 4: Submission of Matters to a Vote of Security Holders	20

Item 5: Other Information	20

Item 6: Exhibits	20

Signatures	22

Exhibit 3(i).1
Exhibit 3(i).2
Exhibit 3(i).3
Exhibit 3(i).4
Exhibit 3(i).5
Exhibit 3(i).6
Exhibit 3(i).7
Exhibit 3(i).8
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheets as of April 30, 2009 and July 31, 2008 (Unaudited)

	April 30,	July 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$9,724,752	$32,091,005
Accounts receivable, net	12,342,036	13,575,782
Prepaid expenses and other current assets	3,205,727	5,414,192

Total current assets	25,272,515	51,080,979

Property and equipment, net	8,788,815	8,551,927
Goodwill	36,206,639	40,209,960
Other intangible assets, net	23,811,872	27,742,466
Other assets	4,569,689	3,939,467

Total assets	$98,649,530	$131,524,799

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,185,336	$2,820,744
Notes payable — current	9,583,333	7,052,313
Accrued expenses	6,593,180	10,683,206
Other current liabilities	1,414,490	1,861,869

Total current liabilities	20,776,339	22,418,132

Notes Payable	27,311,690	47,497,402
Other liabilities	679,153	1,005,505

Total liabilities	48,767,182	70,921,039

Commitments and contingencies
Stockholders’ Equity:
Series C Preferred Stock — par value $.01 per share, 44.76 votes per share; 5,000 shares issued and 5,000 outstanding (liquidation value of $5,065,753 at April 2009 and $5,116,393 at July 2008)	50	50
Common stock:
class A — par value $.01 per share, 300,000,000 shares authorized, one vote per share; 25,256,427 shares issued and 24,256,427 outstanding for April 2009 and 25,125,088 shares issued and 25,015,838 outstanding for July 2008	252,564	251,251
Additional paid-in capital	126,048,727	125,457,794
Treasury stock — 1,000,000 shares as of April 2009 and 109,250 shares at July 2008	(2,122,288)	(303,325)
Accumulated other comprehensive loss	(2,623,861)	(1,063,266)
Accumulated deficit	(71,672,844)	(63,738,744)

Total stockholders’ equity	49,882,348	60,603,760

Total liabilities and stockholders’ equity	$98,649,530	$131,524,799

See notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Operations for the three and nine months ended April 30, 2009 and 2008
(Unaudited)

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2009	2008	2009	2008

Service revenue	$21,038,978	$23,599,696	$64,710,039	$68,236,367
Cost of services	6,501,061	6,701,442	19,022,699	19,745,758

Gross profit	14,537,917	16,898,254	45,687,340	48,490,609

Operating expenses:
Product development and enhancement	1,774,455	2,111,513	5,901,783	5,983,735
Selling and marketing	3,124,099	2,897,718	9,780,627	8,207,447
General and administrative	6,758,521	7,367,411	22,648,639	21,918,906
Goodwill and intangible impairment	—	—	4,245,914	—

Operating income	2,880,842	4,521,612	3,110,377	12,380,521

Other income (expense):
Interest and investment income	10,901	163,160	152,684	595,836
Interest expense	(1,584,575)	(2,306,541)	(10,603,230)	(10,464,847)
Equity in losses of investment	—	—	—	(930,269)
Foreign exchange gain	167,663	128,292	303,813	914,214
Other income	1,247	11,209	99,812	89,359

Income (loss) before income taxes	1,476,078	2,517,732	(6,936,544)	2,584,814
Provision (Benefit) for income taxes	239,890	(4,418,376)	995,159	(5,612,515)

Net income (loss)	1,236,188	6,936,108	(7,931,703)	8,197,329

Dividends on preferred stock	(48,767)	(49,180)	(149,360)	(149,956)

Net income (loss) attributable to common stockholders	$1,187,421	$6,886,928	$(8,081,063)	$8,047,373

Basic income (loss) per common share	$0.05	$0.28	$(0.33)	$0.33

Diluted income (loss) per common share	$0.05	$0.17	$(0.33)	$0.29

Anti-dilutive stock options, restricted stock, warrants, Series A and Series B Convertible Notes and Series C preferred stock	23,733,691	5,793,178	22,506,043	5,625,675

Weighted average number of common shares outstanding — basic	24,243,183	24,604,376	24,460,449	24,318,536

Weighted average number of common shares outstanding — diluted	24,670,190	48,852,869	24,460,449	48,844,713

See notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows for the nine months ended April 30, 2009 and 2008
(Unaudited)

	Nine Months Ended April 30,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$(7,931,703)	$8,197,329
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,468,531	6,303,225
Bad debt expense	886,621	373,691
Amortization of discount and other non-cash interest expense	6,283,810	6,963,998
Non-cash charges for equity instruments issued for compensation and services	738,832	345,852
Non-cash equity in losses of investment and other non-cash items	77,731	1,058,360
Release of Valuation Reserve	—	(4,396,995)
Goodwill and intangible asset impairment	4,245,914	—
Changes in assets and liabilities, net of effects from acquisition:
Accounts receivable	132,897	(1,480,075)
Prepaid expenses and other assets	1,983,235	466,745
Accounts payable	685,950	149,293
Accrued expenses	(4,416,827)	(8,141,307)
Other liabilities	(1,371,375)	(4,156,298)

Net cash provided by operating activities	7,783,616	5,683,818

Cash flows from investing activities:
Payment for purchase of acquisitions, net of cash acquired	—	(53,453,874)
Payment for investments	—	(429,919)
Sale of Business	—	4,504,477
Purchases of intellectual property and equipment	(3,211,356)	(957,291)
Other	53,924	18,233

Net cash used in investing activities	(3,157,432)	(50,318,374)

Cash flows from financing activities:
Proceeds from sale of stock and exercise of options and warrants	2,774	6,629,702
Proceeds from borrowings for acquisition	—	59,788,117
Payment of dividends	(200,000)
Purchase of treasury stock	(1,818,963)	—
Net repayments of notes payable	(23,938,502)	—

Net cash (used in) provided by financing activities	(25,954,691)	66,417,819

Effect of foreign exchange rate changes on cash and cash equivalents	(1,037,746)	(47,910)
Net (decrease) increase in cash and cash equivalents	(22,366,253)	21,735,353

Cash and cash equivalents, beginning of period	32,091,005	5,444,176

Cash and cash equivalents, end of period	$9,724,752	$27,179,529

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
Operating results for the three and nine-month periods ended April 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2009 or any future period.
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
In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”. SFAS No.141(R) significantly changes the accounting for business combinations for which the acquisition date is on or after January 1, 2009, by requiring an acquiring entity to recognize all the assets acquired and liabilities assumed in a business combination at the acquisition-date fair value. Additionally, SFAS No. 141(R) modifies the accounting treatment for certain specified items related to business combinations (e.g., acquisition-related costs, restructuring costs, research and development assets and changes in valuation allowances for deferred tax assets), and requires a substantial number of new disclosures. SFAS No. 141(R) is effective for us for business combinations for which the acquisition date is on or after August 1, 2009, and earlier adoption is prohibited. SFAS No. 141(R) is not expected to have a significant impact on our financial statements.
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
2. ACQUIRED INTANGIBLE ASSETS
Intangible assets net of accumulated amortization are summarized as follows:

	Weighted average
	amortization
	period (years)	April 30, 2009	July 31, 2008

Purchased customer relationships	6-8	$14,430,831	$16,634,932
Internally developed systems	4	5,602,390	7,752,097
Tradenames	<1	3,778,651	3,355,437

Intangible assets, net		$23,811,872	$27,742,466

Tradenames from our acquisition of EasyLink Services Corporation (“ESC”) in the amount of $3,185,000 have been determined to have an indefinite life and therefore are not amortizable.
On August 26, 2008, we purchased a domain name and mark for $450,000 to support services under the On Demand Messaging segment.
At the end of the second quarter of fiscal 2009 we determined that certain intangible assets and goodwill were partially impaired. As a result of this interim test work, we have recorded an impairment write-down of approximately $84,000 on internally developed systems and approximately $304,000 on purchased customer relationships. In addition, we also recorded an impairment write-down of approximately $3.9 million in goodwill. The total aggregate non-cash impairment write-down of approximately $4.2 million relates to the original valuations given these intangibles from past acquisitions, all of them related to managed electronic data interchange (“EDI”) services in the Supply Chain Messaging segment. These services were weighted toward the retail sector of the economy, which has experienced a serious downturn in revenue resulting in reduced transaction volumes as well as the bankruptcies of multiple customers. While we believe volumes may return when the economy recovers and no single customer bankruptcy was material, the fair value test as measured by future estimated cash flows could not support the current valuations of these intangibles on our balance sheet. There have not been any additional indicators of impairment and we have determined that no additional impairment was necessary for the third quarter.

3. NOTES PAYABLE
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
As of April 30, 2009 we would have not been in compliance with the revenue covenant of the York SPA and would have been in violation of that covenant had it not been for the fourth amendment to the SPA.
On March 17, 2009, we entered into a non-binding term sheet with York for a proposed refinancing of the Notes. Under the term sheet, the outstanding Notes, Additional Investment Rights and the Warrant to purchase 4,156,448 of class A common stock (“Common Stock”) would be refinanced by a $30 million cash payment, the issuance of 1,980,426 shares of Common Stock, a warrant to purchase 2,841,892 shares of Common Stock and the issuance of up to 10,000 shares of Series E Preferred Stock with a liquidation preference of $1,000 per share. As a result of the refinancing, the Notes would be deemed paid in full without a prepayment penalty and the existing Additional Investment Rights and Warrants would be cancelled.
As of May 19, 2009 we entered into a Securities Exchange Agreement with York that paid-off the Notes per the term sheet for (i) a cash payment from us of $30 million funded from the proceeds of a new term loan, (ii) a cash payment from us of approximately $343,000 for all accrued but unpaid interest on the Notes funded from our working capital, (iii) 1,980,426 newly issued shares of our class A common stock, (iv) warrants to purchase 2,841,892 additional shares of our class A common stock at $0.01 per share and (v) 6,577 newly issued shares of our newly created series E redeemable preferred stock. In accordance with SFAS No. 6 “Classification of Short-Term Obligations Expected to Be Refinanced”, we classified a portion of the Notes as long term. Please see footnote 10, Subsequent Events, for more information regarding the transaction.
4. STOCKHOLDERS’ EQUITY
Dividends
The holders of the outstanding shares of our Series C preferred stock are entitled to receive a 4% per share annual cumulative dividend payable in cash or shares of common stock at our option. The 2008 annual dividends were paid on February 11, 2009. Dividends accrue and are cumulative on a daily basis, whether or not earned or declared.
As of April 30, 2009 and July 31, 2008, accrued dividends of $65,753 and $116,393, respectively, were included in accrued expenses on our balance sheet. A dividend of $200,000 was paid during the third quarter of 2009. Total liquidation preferences of the Series C preferred stock were $5,065,753 and $5,116,393 at April 30, 2009 and July 31, 2008, respectively.

Share Repurchases
Under resolutions adopted by our Board of Directors, and with the approval of York under the third amendment dated May 1, 2008 to the SPA entered into with York, we had the authorization to repurchase up to 1,000,000 shares of our class A common stock through December 31, 2008. All such repurchases were required to be made in accordance with Rule 10b-18 promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As of April 30, 2009, we had repurchased 1,000,000 shares at a cost of $2,122,288. Repurchases are recorded under the cost method and are classified as Treasury Stock. During the nine months ended April 30, 2009, we repurchased the following shares of common stock under the above-described plan:

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

5. INCOME TAXES
At April 30, 2009, the Company had total gross deferred tax assets of approximately $39.3 million, with a corresponding valuation allowance of $26.1 million, for a net asset of $13.2 million. We have deferred tax liabilities of approximately $8.7 million. These deferred taxes net to an asset balance of approximately $4.5 million, with $0.6 million classified as current and $3.9 million classified as long term. The tax assets principally relate to federal net operating loss carryforwards that expire from 2018 through 2029 and to a lesser extent book to tax timing differences. There are significant differences between the book losses and the taxable income for the nine month period ended April 30, 2009 due to the non-cash interest accretion of the debt discount and the goodwill and intangible impairment that was recorded during the second quarter.
The Company complies with FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). Pursuant to FIN 48, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The charge for taxation is based on the results for the year as adjusted for items that are non-assessable or disallowed. The charge is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date. At April 30, 2009, the Company had no material unrecognized tax benefits based on the provisions of FIN 48.
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

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at April 30, 2009, consistent with the fair value hierarchy provisions of SFAS No. 157:

	Quoted Prices in
	Active Markets
	for Identical	Significant
	Assets	Other	Significant
	(Liabilities)	Observable	Unobservable
	(Level 1)	Inputs (Level 2)	Inputs (Level 3)	Carrying Amount
Cash	$8,719,488	—	—	$8,719,488
Cash Equivalents	$1,005,264	—	—	$1,005,264
Notes Payable	—	—	(46,333,877)	(36,895,023)
The carrying amount of the notes payable contains a $9,286,057 discount. Management believes that the assets can be liquidated without restriction.
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
A ruling in our favor was received on June 26, 2008. However, the state of New York has appealed, and the New York State Tax Appeals Tribunal (the “Tribunal”) heard oral arguments in the appeal on January 28, 2009. We are awaiting the Tribunal’s final decision and continue to carry an accrual of $368,000 in respect of this assessment as of April 30, 2009.
Litigation
On June 26, 2008, j2 Global Communications, Inc. (“j2”) brought a patent infringement lawsuit against us in the U.S. District Court for the Eastern District of Texas. j2’s Complaint alleges that we infringed upon two of j2’s patents, U.S. Patent Nos. 6,597,688 and 7,020,132. Such patents involve a scaleable methodology for transforming e-mails and other messages into a format capable of being sent by facsimile to locations worldwide. In its complaint, j2 seeks lost profits but did not specify an amount of damages. We filed an Answer and Counterclaim, seeking to invalidate the patents on August 20, 2008 and also denying any infringement upon and the validity of both patents. The case is has been transferred to the Central District of California, and a new trial schedule will be arranged.
In connection with the termination of an agreement to sell the portal operations of our discontinued India.com business, one of our subsidiaries is party to pending litigation (India.com v. Dalal) that is now on appeal before the U.S. Court of Appeals for the Second Circuit (the “Court”). Due to an administrative error by the Court in connection with plaintiff’s papers, the plaintiff’s appeal of a previous decision in favor of the Company remained dormant until March 2007. Eventually, the Court discovered its error and allowed the plaintiff’s appeal to proceed. The matter was fully briefed and oral argument took place on March 13, 2009. By Summary Opinion dated April 28, 2009, the Court reversed the District Court’s ruling in favor of the Company and a portion of its prior Opinion. On May 12, 2009, the Company filed a Petition for Panel Rehearing and a Rehearing in En Banc and that is still pending.

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
8. INTERIM SEGMENT DISCLOSURES
Our operations are divided into two business segments, which are defined as follows:
•	Supply Chain Messaging Segment (“Supply Chain”), which includes all our EDI and telex services.

•	On Demand Messaging Segment (“On Demand”), which includes all fax, e-mail, document capture and management (“DCM”) and workflow services.
The table below summarizes information about operations for the fiscal quarters ended April 30, 2009 and 2008:

Quarter Ended April 30, 2009	Supply Chain	On Demand	Total
Revenue from external customers	$10,348,534	$10,690,444	$21,038,978

Segment gross profit	$7,184,346	$7,353,571	$14,537,917

The following is a reconciliation of operating segment income to net income for the quarter ended April 30, 2009:

Segment gross profit	$14,537,917
Corporate expenses	11,657,075

Operating income	2,880,842
Other income (expense), net	(1,404,764)

Income before income taxes	1,476,078
Income tax expense	239,890

Net income	$1,236,188

Quarter Ended April 30, 2008	Supply Chain	On Demand	Total
Revenue from external customers	$12,317,430	$11,282,266	$23,599,696

Segment gross profit	$9,213,492	$7,684,762	$16,898,254

The following is a reconciliation of operating segment income to net income for the quarter ended April 30, 2008:

Segment gross profit	$16,898,254
Corporate expenses	12,376,642

Operating income	4,521,612
Other income (expense), net	(2,003,880)

Income before income taxes	2,517,732
Income tax benefit	(4,418,376)

Net income	$6,936,108

The table below summarizes information about operations for the nine months ended April 30, 2009 and 2008:

Nine Months Ended April 30, 2009	Supply Chain	On Demand	Total
Revenue from external customers	$32,396,416	$32,313,623	$64,710,039

Segment gross profit	$23,449,218	$22,238,122	$45,687,340

The following is a reconciliation of operating segment income to net income for the nine months ended April 30, 2009:

Segment gross profit	$45,687,340
Corporate expenses	38,331,049
Intangible impairment	4,245,914

Operating income	3,110,377
Other income (expense), net	(10,046,921)

Loss before income taxes	(6,936,544)
Income tax expense	995,159

Net loss	$(7,931,703)

Nine Months Ended April 30, 2008	Supply Chain	On Demand	Total
Revenue from external customers	$36,246,455	$31,989,912	$68,236,367

Segment gross profit	$26,893,641	$21,596,968	$48,490,609

The following is a reconciliation of operating segment income to net income for the nine months ended April 30, 2008:

Segment gross profit	$48,490,609
Corporate expenses	36,110,088

Operating income	12,380,521
Other income (expense), net	(9,795,707)

Income before income taxes	2,584,814
Income tax benefit	(5,612,515)

Net income	$8,197,329

9. DERIVATIVE FINANCIAL INSTRUMENTS
As of April 30, 2009, we had no known material derivative financial instruments.
10. SUBSEQUENT EVENTS
On May 19, 2009, we entered into a Revolving Credit and Term Loan Agreement (the “Credit Agreement”) with the lenders from time to time party thereto (the “Lenders”), SunTrust Bank, as administrative agent for the Lenders (in such capacity, the “Administrative Agent”), and The Private Bank and Trust Company, as syndication agent. Pursuant to the Credit Agreement, we obtained (i) a term loan (the “Term Loan”) in an aggregate principal amount of $30,000,000, evidenced by Term Notes issued to each of the Lenders (the “Term Notes”), and (ii) a revolving credit and letter of credit facility (the “Revolver”) in a maximum principal amount of up to $2,000,000, evidenced by a Revolving Credit Note issued to SunTrust Bank (the “Revolver Note”).
The Company used the proceeds of the Term Loan to repay a portion of indebtedness owed to York Capital Management, L.P. and certain of its affiliates (collectively, “York Capital”) pursuant to those certain Series A Senior Secured Convertible Notes due August 20, 2011 (the “Series A Notes”) and Series B Senior Secured Convertible Notes due August 20, 2011 (the “Series B Notes”). The Company may use proceeds of the Revolver to: (i) finance working capital needs; (ii) pay certain transaction fees and expenses in connection with the Credit Agreement and the concurrent recapitalization transactions with York Capital described herein; (iii) fund certain acquisitions; (iv) finance capital expenditures; and (v) for general corporate purposes. To date, the Company has not incurred any borrowings under the Revolver.

The principal amount of the new Term Loan will be due and payable in quarterly installments of $2.5 million beginning on July 31, 2009 and ending on April 30, 2012. The outstanding principal amount of any borrowings under the Revolver will be due and payable on May 19, 2012, subject to an earlier maturity date under certain circumstances.
For further detail please reference the 8-K filed with the SEC on May 21, 2009.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward Looking Statement Disclaimer
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
Executive Summary
EasyLink Services International Corporation is a provider of value added services that facilitate the electronic exchange of documents and information between enterprises, their trading communities and their customers, including electronic data interchange (“EDI”) services, fax services, telex services and the transfer of insurance claims, trade and travel confirmations, purchase orders, invoices, shipping notices and funds. Our revenue stream is based on a volume driven model in which each of our messaging services generates customer billings by the accumulation of some volume measure, whether it be number of pages, number of lines, number of messages, number of minutes or number of kilo-characters. We are also a business-to-business model as almost none of our messaging services are sold directly to consumers. In addition, we are an international business with approximately 25% of our revenue coming from international markets, which is principally denominated in British pounds (“GBP”).
The worldwide economic down turn and volatility in the foreign exchange markets have affected our revenues, particularly in the second and third quarters of fiscal 2009. The reality of decreased business activity worldwide has reduced demand for our services resulting in reduced revenue. Internationally, the foreign exchange effect of the GBP falling from approximately $2.00 United States dollars (“USD”) to the GBP to $1.40 USD to the GBP in the first nine months of this fiscal year has reduced the recognition of international revenue for the Company by approximately 26%. The foreign exchange effect in the third quarter reduced the recognition of international revenue for the Company by approximately 27%. The GBP has begun to rebound against the USD with its value increasing by 13% from $1.43 USD to the GBP at the end of the quarter to $1.62 USD to the GBP by the end of May. The increased value of the GBP to the USD will positively impact our future revenues if the GBP maintains its current value against the USD.
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

As increasing revenue remains an important goal, we are continuing our previously announced investment into sales and marketing. We believe there may be opportunities to sell additional services domestically, particularly in our On Demand Messaging segment where desktop faxing offers corporations the opportunity to eliminate fax machines, fax servers and software to realize cost savings. We also continue to build our international sales force where the penetration of both EDI and fax services lags behind that of the United States. We also continue to examine potential acquisitions with a focus on businesses that are immediately accretive in terms of revenue and earnings. However, the Term Loan significantly limits investments and acquisitions that we can make.
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

Nine Months Ended April 30, 2009 Compared with the Nine Months Ended April 30, 2008
Results of Operations
The following table reflects consolidated operating data by reported segment. All significant intersegment activity has been eliminated. Accordingly, the segment results below exclude the effect of transactions with our subsidiaries.

	Nine Months Ended April 30,
	2009	2008	Variance
Revenue:
Supply Chain Messaging
EDI Services	$24,996,848	$27,863,355	$(2,866,507)
Telex Services	7,399,568	8,383,100	(983,532)

Total Supply Chain Messaging	32,396,416	36,246,455	(3,850,039)

On Demand Messaging
Fax Services	25,883,384	25,452,140	431,244
DCM Services	2,046,495	2,085,282	(38,787)
Other Services	4,383,744	4,452,490	(68,746)

Total On Demand Messaging	32,313,623	31,989,912	323,711

Total Revenue:	64,710,039	68,236,367	(3,526,328)

Cost of Revenue:
Supply Chain Messaging	8,947,198	9,352,814	(405,616)
On Demand Messaging	10,075,501	10,392,944	(317,443)

Total Cost of Revenue	19,022,699	19,745,758	(723,059)

Gross Margin:
Supply Chain Messaging	23,449,218	26,893,641	(3,444,423)
On Demand Messaging	22,238,122	21,596,968	641,154

Total Gross Margin	45,687,340	48,490,609	(2,803,269)

Product Development and Enhancement	5,901,783	5,983,735	(81,952)
Selling and Marketing	9,780,627	8,207,447	1,573,180
General and Administrative	22,648,639	21,918,906	729,733
Goodwill and Intangible Impairment	4,245,914	—	4,245,914

Total product, selling and G&A expenses	42,576,963	36,110,088	6,466,875

Other (expense) income	(10,046,921)	(9,795,707)	(251,214)

Income (loss) before income taxes	$(6,936,544)	$2,584,814	$(9,521,358)
Revenue — Total revenue for the nine months ended April 30, 2009 was approximately $64.7 million, a decrease of approximately $3.5 million or 5.2% as compared to the nine-month period ended April 30, 2008. This decrease in revenues is primarily due to a decrease in revenues in the Supply Chain Messaging segment. Both service types in the Supply Chain Messaging segment, EDI Services and Telex Services, saw reductions for the first nine months of 2009 due to customer volume reductions and fluctuations in exchange rates. It is estimated that the customer volume reductions approximated $1.8 million in reduced revenue due to the weakening global economy. It is estimated that fluctuations in foreign currencies, primarily the weakening of the GBP to the USD, totaled approximately $3.0 million in reduced services revenues. Partially offsetting these reduced revenues was the inclusion of a full month of August revenue for ESC in fiscal 2009 of approximately $1.0 million, as opposed to the period beginning August 20, 2007 in the first quarter of fiscal 2008, resulting from the acquisition of ESC as of that date. The increase in the On Demand Messaging segment of approximately $324,000 (a 1.0% increase) is due mainly to an approximately $431,000 or 1.7% increase to Fax Services revenue. This revenue increased due mainly to the inclusion of a full month of August revenue for the On Demand Messaging Segment for ESC in fiscal 2009.

Cost of Revenue — Total cost of revenue decreased approximately $723,000 or 3.7% from the nine-month period ended April 30, 2008, compared to the nine-month period ended April 30, 200. This decrease is due primarily to approximately $406,000 (a 4.3% reduction) in reduced costs for the Supply Chain Messaging segment due to the reduction of revenues for the segment and the corresponding reduction in variable costs. Telecom costs decreased approximately $236,000 (a 4.7% reduction) for both segments for the nine-month period. Labor and outside contractors costs decreased approximately $561,000 (an 8.3% reduction) during the nine-month period due to a resizing of the business. Partially offsetting these decreases was approximately $51,000 in increased hardware and software maintenance that is the result of a new maintenance program.
Product Development — Product development costs decreased approximately $82,000 or 1.4% from the nine-month period ended April 30, 2008, compared to the nine-month period ended April 30, 2009 due mainly to approximately $329,000 (a 74% reduction) in consultant expenses, $85,000 (a 50% reduction) in office rent and $200,000 in reduced costs that were directly related to a change in foreign currency exchange rates during the period. These reduced costs were partially offset by $163,000 in severances related to restructuring activities that occurred during the second and third quarters of 2009 and approximately $309,000 of increased costs due to the inclusion of a full month of August costs for ESC in fiscal 2009, as opposed to the period beginning August 20, 2007 in the first quarter of fiscal 2008.
Selling and Marketing — Selling and marketing expenses increased approximately $1.6 million or 19.2% from the nine-month period ended April 30, 2008 to the nine-month period ended April 30, 2009, due mainly to severance costs of approximately $251,000 that occurred during the second and third quarters of 2009, approximately $480,000 of increased costs due to the inclusion of a full month of August costs for ESC in fiscal 2009, as opposed to the period beginning August 20, 2007 in the first quarter of fiscal 2008, increased travel expenses of approximately $398,000 (a 115% increase), increased professional fees and outside commissions of approximately $346,000 (a 21.6% increase) and $674,000 (a 13.9% increase) of increased compensation expenses due to the expansion and investment in the sales function. These increased expenses are the result of a focused effort to enhance and expand our sales and marketing activities. Partially offsetting these expenses are approximately $700,000 (a 26% decrease) in reduced costs that were directly related to a change in foreign currency exchange rates during the period.
General and Administrative — General and administrative expenses increased approximately $730,000 or 3.3% from the nine-month period ended April 30, 2008 to the nine-month period ended April 30, 2009, due mainly to the expensing of approximately $1.5 million incurred with respect to a potential acquisition. These acquisition costs were previously capitalized on the balance sheet, but were expensed during the three months ended October 31, 2008 as we determined that the potential acquisition would not close. In addition to the acquisition costs, there was approximately $760,000 of increased costs due to the inclusion of a full month of August costs for ESC in fiscal 2009, as opposed to the period beginning August 20, 2007 in the first quarter of fiscal 2008, and increased severance costs of approximately $120,000. Offsetting these increased costs was approximately $450,000 of bonuses paid to certain executives upon the closing of the ESC acquisition during the first quarter of 2008 that did not reoccur during the nine-month period ended April 30, 2009, approximately $800,000 of reduced costs that were directly related to a change in foreign currency exchange rates during the period and $303,000 in reduced rent and utility charges.
Intangible Impairment — During the nine-month period ended April 30, 2009 a $4.2 million impairment in the value of the intangible assets and goodwill was recorded in order to state those assets at their fair market value. See financial statement footnote 2 in Item 1 above.
Other Expense — Other expenses for the nine-month period ended April 30, 2009 consist mainly of interest expense of approximately $10.6 million, which includes approximately $6.3 million in non-cash interest for accretion of the debt discount (of which approximately $3.2 million was for early payments on the Notes), approximately $1.7 million for a penalty on a principal prepayment made on our Notes, and approximately $2.6 million in interest expense on the Notes for the nine-month period. The interest expense for 2008 was $10.6 million.

As of April 30, 2008, we released a portion of our valuation allowance in connection with our use of net operating loss carryforwards to offset estimated taxable income for the fiscal year ended July 31, 2008. This release of valuation allowance resulted in a tax benefit of approximately $4.4 million for the nine months ended April 30, 2008. There were no additional valuation allowance releases during 2009.
Three Months Ended April 30, 2009 Compared with the Three Months Ended April 30, 2008
Results of Operations
The following table reflects consolidated operating data by reported segment. All significant intersegment activity has been eliminated. Accordingly, the segment results below exclude the effect of transactions with our subsidiaries.

	Three Months Ended April 30,
	2009	2008	Variance
Revenue:
Supply Chain Messaging
EDI Services	$8,029,866	$9,410,015	$(1,380,149)
Telex Services	2,318,668	2,907,415	(588,747)

Total Supply Chain Messaging	10,348,534	12,317,430	(1,968,896)

On Demand Messaging
Fax Services	8,550,085	9,045,614	(495,529)
DCM Services	613,592	708,822	(95,230)
Other Services	1,526,767	1,527,830	(1,063)

Total On Demand Messaging	10,690,444	11,282,266	(591,822)

Total Revenue:	21,038,978	23,599,696	(2,560,718)

Cost of Revenue:
Supply Chain Messaging	3,164,188	3,103,939	60,249
On Demand Messaging	3,336,873	3,597,503	(260,630)

Total Cost of Revenue	6,501,061	6,701,442	(200,381)

Gross Margin:
Supply Chain Messaging	7,184,346	9,213,491	(2,029,145)
On Demand Messaging	7,353,571	7,684,763	(331,192)

Total Gross Margin	14,537,917	16,898,254	(2,360,337)

Product Development and Enhancement	1,774,455	2,111,513	(337,058)
Selling and Marketing	3,124,099	2,897,718	226,381
General and Administrative	6,758,521	7,367,411	(608,890)

Total product, selling and G&A expenses	11,657,075	12,376,642	(719,567)

Other (expense) income	(1,404,764)	(2,003,880)	(599,116)

Income (loss) before income taxes	$1,476,078	$2,517,732	$(1,041,654)
Revenue — Total revenue for the three months ended April 30, 2009 was approximately $21.0 million, a decrease of approximately $2.6 million or 10.8% as compared to the three-month period ended April 30, 2008. This decrease in revenues is primarily due to reduced customer volume and fluctuating exchange rates in foreign currencies, primarily the weakening of the GBP to the USD. The effect of the exchange rate fluctuation approximated $1.8 million or 27.2% in reduced international revenues on a year to year basis.

The Supply Chain Messaging segment decreased approximately $2.0 million or 16.0% from the three-month period ended April 30, 2008 as compared to the three-month period ended April 30, 2009, due to approximately $1.4 million in decreased EDI services and $589,000 in reduced Telex services. Included in the amounts above it is estimated that fluctuations in foreign currencies reduced the revenues by approximately $1.1 million with the greatest effect in the Telex services.
The On Demand Messaging segment decreased approximately $592,000 or 5.2% from the three-month period ended April 30, 2008, as compared to the three-month period ended April 30, 2009, due to decreases of approximately $496,000 (a 5.4% decrease) for Fax services and approximately $95,000 (a 13.4% decrease) for DCM services. It is estimated that fluctuations in foreign currencies reduced revenue by approximately $700,000. The decrease was partially offset by increases in the domestic fax business of approximately $627,000 (a 9.0% increase). The decrease in the DCM services was due to pricing changes with our largest customer.
Cost of Revenue — Total cost of revenue decreased approximately $200,000 or 3.1% due mainly to reductions in labor and related expenses of approximately $432,000 (a 19.4% decrease) brought about by the restructuring of the company’s operations. The reduction was partially offset by an approximate $145,000 (a 4.6% increase) increase in telecom expense and an approximate $66,000 (a 3.2% increase) increase in depreciation expense due to infrastructure upgrades.
Product Development — Product development costs decreased approximately $337,000 or 16.0% from the three-month period ended April 30, 2008, compared to the three-month period ended April 30, 2009. These decreased costs consisted mainly of a reduction in labor and benefits of approximately $212,000 (a 10.6% reduction) and an approximate decrease of $133,000 (an 8.8% reduction) for outside professionals and consultants. The decreases were part of the company’s restructuring during the previous quarters for which benefits are now being realized.
Selling and Marketing — Selling and marketing expenses increased approximately $226,000 or 7.8% from the three-month period ended April 30, 2008 to the three-month period ended April 30, 2009, due mainly to increased travel expenses of approximately $73,000 (a 4.7% increase) and increased costs of outside consultants and contractors of approximately $121,000 (a 25.9% increase). In addition, there was an increase in training expenses of approximately $39,000 (a 100% increase). These increased expenses are the result of a focused effort to enhance and expand our sales and marketing activities.
General and Administrative — General and administrative expenses decreased approximately $609,000 or 8.3% from the three-month period ended April 30, 2008 to the three-month period ended April 30, 2009, primarily due to the restructuring of the organization in previous quarters. The expense reductions experienced during the quarter are as follows:

	Amount	%

Compensation & Benefits	$362,000	12.6
Intangible Amortization due to an impairment in the second quarter	106,000	7.7
Rent	156,000	24.9
Outside Professional Services	50,000	6.0
Taxes	52,000	39.1
Public Relations	43,000	74.8
Insurance	40,000	26.4
Travel	39,000	42.7
These decreases are partially offset by $322,000 in bad debt expenses due primarily to delays or delinquencies in customer payments of $222,000 and reserves for increases in minimum pricing of $100,000.

Other Expense — Other expenses for the three-month period ended April 30, 2009 consist mainly of interest expense of approximately $1.6 million, which included approximately $1.0 million in non-cash interest for accretion of the debt discount and approximately $677,000 in cash interest expense on the Notes for the fiscal quarter. Interest expense for 2008 was $2.3 million.
As of April 30, 2008, we released a portion of our valuation allowance in connection with our use of net operating loss carryforwards to offset estimated taxable income for the fiscal year ended July 31, 2008. This release of valuation allowance resulted in a tax benefit of approximately $4.4 million for the three months ended April 30, 2008. There were no additional releases of the valuation reserve during 2009.
Liquidity and Capital Resources
Our principal source of liquidity consists of cash generated from operations. As the majority of our revenue is reoccurring under contract, it is primarily affected by the volumes incurred by the customer using the underlying messaging service. Operating expenses are primarily driven by labor and telecom costs and are predictable from headcount and telecom volume usage, which is directly tied to customer utilization of messaging services. Cash and cash equivalents decreased approximately $22.4 million to a total balance of approximately $9.7 million as of April 30, 2009 from approximately $32.1 million as of July 31, 2008. This decrease in cash was primarily caused by approximately $24.1 million in payments of principal on the Notes, a prepayment penalty of approximately $1.7 million on the Notes, approximately $1.8 million in purchases of treasury stock and approximately $3.1 million of fixed asset purchases for infrastructure upgrades. These cashflows were partially offset by approximately $7.7 million in operating cashflow.
In February of 2009, we began to repay the Notes in thirty equal monthly installments of approximately $1.7 million each. These monthly payments represent the single largest use of cash outside of our regular operating expenses. Under the terms of the SPA and the Notes, we must meet certain financial covenants including minimum quarterly revenues of $22.5 million. In December of 2008, the holder of the Notes granted us a waiver of the revenue covenant through the quarter ended April 30, 2009.
Under the terms of the SPA and the Notes, we are required to offer 50% of our consolidated cash balances in excess of $15 million as of the end of each quarter as a prepayment on the Notes. This prepayment is subject to a prepayment penalty. Our cash balance did not exceed $15 million at April 30, 2009.
In addition, on May 19, 2009, we entered into a Securities Exchange Agreement (the “Securities Exchange Agreement”) by and among us and York Capital. Pursuant to the Securities Exchange Agreement, York Capital exchanged all of its outstanding (i) Series A Notes and Series B Notes in an aggregate principal amount of approximately $47 million, (ii) additional investment rights to purchase up to $10,000,000 of additional notes on the same terms as the Series A Notes (the “Additional Investment Rights”) and (iii) warrants to purchase up to 4,156,448 shares of the Company’s class A common stock at a purchase price of $3.34 per share (subject to adjustment in certain circumstances and subject to certain limitations on exercise) (the “Prior Warrants”), for (i) a cash payment from us of $30 million funded from the proceeds of the Term Loan, (ii) a cash payment from us of approximately $343,000 for all accrued but unpaid interest on the Series A Notes and Series B Notes funded from our working capital, (iii) 1,980,426 newly issued shares of our class A common stock (the “Common Shares”), (iv) warrants to purchase 2,841,892 additional shares of our class A common stock for $0.01 per share (the “New Warrants”) and (v) 6,577 newly issued shares of our newly created series E redeemable preferred stock (the “Series E Preferred Shares”).
As a result of the exchange of the Notes, the remaining non-cash discount on the notes of $9,286,058 will be expensed during the fourth quarter of 2009. There was no prepayment penalty for the repayment and there will be no further sweeps of our excess cash position. We are still evaluating the effect of the transaction on our operating results and may have additional charges once our evaluation is complete.
On May 19, 2009, we entered into a Revolving Credit and Term Loan Agreement with the lenders from time to time party thereto, SunTrust Bank, as administrative agent for the Lenders, and The Private Bank and Trust Company, as syndication agent. Pursuant to the Credit Agreement, we obtained (i) a term loan in an aggregate principal amount of $30,000,000, evidenced by Term Notes issued to each of the Lenders, and (ii) a revolving credit and letter of credit facility in a maximum principal amount of up to $2,000,000, evidenced by a Revolving Credit Note issued to SunTrust Bank.

The principal amount of the new Term Loan will be due and payable in quarterly installments of $2.5 million beginning on July 31, 2009 and ending on April 30, 2012. The outstanding principal amount of any borrowings under the Revolver will be due and payable on May 19, 2012, subject to an earlier maturity date under certain circumstances. The Credit Agreement contains certain financial covenants, including, among other things: (i) a maximum leverage ratio; (ii) a minimum fixed charge coverage ratio; (iii) a minimum amount of consolidated adjusted EBITDA; (iv) a minimum amount of liquidity; and (v) a maximum amount of capital expenditures. These covenants potentially affect our future cash flow by requiring a minimum cash balance of $5,000,000 and limiting our annual capital expenditures to $2,500,000. Failure to meet these covenants would cause a default on the loan, resulting in a minimum of a 200 basis point increase in the interest on the debt and a potential demand for payment. We are currently in compliance with these covenants and anticipate being in compliance for the remainder of the year.
Management believes that existing cash and cash equivalent balances and cash provided from operations will provide sufficient liquidity to meet the operating and capital expenditure needs for existing operations during the next twelve months.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Not applicable to smaller reporting entities.
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
Internal Controls
In February 2009, ESIC implemented an integrated business software system throughout the company. The new system is a process improvement initiative designed to improve business effectiveness and the overall system of internal control over financial reporting through further automation and integration of processes. This initiative was considerable in scale, and has resulted in significant changes in ESIC’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third fiscal quarter that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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
On June 26, 2008, j2 Global Communications, Inc. (“j2”) brought a patent infringement lawsuit against us in the U.S. District Court for the Eastern District of Texas. j2’s Complaint alleges that we infringed upon two of j2’s patents, U.S. Patent Nos. 6,597,688 and 7,020,132. Such patents involve a scaleable methodology for transforming e-mails and other messages into a format capable of being sent by facsimile to locations worldwide. In its complaint, j2 seeks lost profits but did not specify an amount of damages. We filed an Answer and Counterclaim, seeking to invalidate the patents on August 20, 2008 and also denying any infringement upon and the validity of both patents. The case is has been transferred to the Central District of California, and a new trial schedule will be arranged.
In connection with the termination of an agreement to sell the portal operations of the our discontinued India.com business, one of our subsidiaries is party to pending litigation (India.com v. Dalal) that is now on appeal before the U.S. Court of Appeals for the Second Circuit (the “Court”). Due to an administrative error by the Court in connection with plaintiff’s papers, the plaintiff’s appeal of a previous decision in favor of the Company remained dormant until March 2007. Eventually, the Court discovered its error and allowed the plaintiff’s appeal to proceed. The matter was fully briefed and oral argument took place on March 13, 2009. By Summary Opinion dated April 28, 2009, the Court reversed the District Court’s ruling in favor of the Company and a portion of its prior Opinion. On May 12, 2009, the Company filed a Petition for Panel Rehearing and a Rehearing in En Banc and that is still pending.
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
Our business is being affected by the global economic slowdown and the rapid changes in foreign exchange rates. The vast majority of our customers are businesses that use our services for business purposes, many in international settings. The global economic turndown now in progress has recently caused the bankruptcy of some of our customers and a prolonged downturn may cause fewer new customers to purchase our services and cause existing customers to use our services less frequently or to cease using our services entirely. In addition, the new found strength of the USD against many foreign currencies and, in particular, the GBP will reduce our revenue as reported in USD. These economic conditions will negatively affect our ability to generate revenue.
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
None.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders.
None
Item 5. Other Information
None.
Item 6. Exhibits

Exhibit
Number	Description
3(i).1	Amended and Restated Certificate of Incorporation of Infosafe Systems, Inc., dated August 27, 1997, as filed with the Secretary of State of Delaware on August 27, 1997.

3(i).2	Certificate of Merger of Internet Commerce Corporation into Infosafe Systems, Inc., dated September 23, 1998, as filed with the Secretary of State of Delaware on September 23, 1998.

3(i).3
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Infosafe Systems, Inc., dated September 23, 1998, as filed with the Secretary of State of Delaware on September 23, 1998.

3(i).4
Certificate of Powers, Designations, Preferences and Relative, Participating, Optional and Other Special Rights of the Series C Convertible Redeemable Preferred Stock of Internet Commerce Corporation, dated January 5, 2000, as filed with the Secretary of State of Delaware on January 6, 2000.

3(i).5
Certificate of Powers, Designations, Preferences and Relative, Participating, Optional and Other Special Rights of the Series D Convertible Redeemable Preferred Stock of Internet Commerce Corporation, dated April 29, 2003, as filed with the Secretary of State of Delaware on April 29, 2003.

3(i).6	Certificate of Ownership and Merger of Internet Commerce Corporation and Enable Corp., dated August 20, 2007, as filed with the Secretary of State of Delaware on August 20, 2007.

3(i).7
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of EasyLink Services International Corporation, dated August 20, 2007, as filed with the Secretary of State of Delaware on August 22, 2007.

3(i).8
Certificate of Powers, Designations, Preferences and Relative, Participating, Optional and Other Special Rights of the Series E Redeemable Preferred Stock of EasyLink Services International Corporation, dated May 18, 2009, as filed with the Secretary of State of Delaware on May 18, 2009.

4.1	Specimen Stock Certificate for Series E Preferred Redeemable Stock. (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K (File no. 000-24996), filed on May 21, 2009).

10.1
Revolving Credit and Term Loan Agreement, dated as of May 19, 2009, among EasyLink Services International Corporation, as Borrower, The Lenders from time to time party thereto, SunTrust Bank, as Administrative Agent and The Private Bank and Trust Company, as Syndication Agent. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File no. 000-24996), filed on May 21, 2009).

10.2	Form of Term Note. (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (File no. 000-24996), filed on May 21, 2009).

10.3
$2,000,000 Revolving Credit Note among EasyLink Services International Corporation, the Borrower, and the lenders from time to time party there to and SunTrust Bank, dated May 19, 2009. (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K (File no. 000-24996), filed on May 21, 2009).

Exhibit
Number	Description
10.4
Subsidiary Guaranty Agreement, dated as of May 19, 2009, by and among EasyLink Services International Corporation, the Borrower, each of the subsidiaries of the Borrower listed on Schedule 1 thereto and SunTrust Bank, in its capacity as Administrative Agent. (Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K (File no. 000-24996), filed on May 21, 2009).

10.5
Security Agreement, dated as of May 19, 2009, among EasyLink Services International Corporation, the Borrower, the subsidiaries of the Borrower signatory thereto, each of the subsidiaries of the Borrower hereafter a party thereto and SunTrust Bank, as Administrative Agent for the Lenders. (Incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K (File no. 000-24996), filed on May 21, 2009).

10.6
Stock Pledge Agreement, dated as of May 19, 2009, by EasyLink Services International Corporation, the Borrower, the subsidiaries of the Borrower signatory thereto in favor of SunTrust Bank, as Administrative Agent for the Lenders. (Incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K (File no. 000-24996), filed on May 21, 2009).

10.7
Securities Exchange Agreement, dated as of May 19, 2009, by and among EasyLink Services International Corporation and each of the Purchasers identified on the signature pages thereto. (Incorporated by reference to Exhibit 10.7 to the Company’s Form 8-K (File no. 000-24996), filed on May 21, 2009).

10.8	Form of Warrant. (Incorporated by reference to Exhibit 10.8 to the Company’s Form 8-K (File no. 000-24996), filed on May 21, 2009).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: June 15, 2009

EASYLINK SERVICES INTERNATIONAL CORPORATION
By:	/s/ Glen E. Shipley
Glen E. Shipley
Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description
3(i).1	Amended and Restated Certificate of Incorporation of Infosafe Systems, Inc., dated August 27, 1997, as filed with the Secretary of State of Delaware on August 27, 1997.

3(i).2	Certificate of Merger of Internet Commerce Corporation into Infosafe Systems, Inc., dated September 23, 1998, as filed with the Secretary of State of Delaware on September 23, 1998.

3(i).3
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Infosafe Systems, Inc., dated September 23, 1998, as filed with the Secretary of State of Delaware on September 23, 1998.

3(i).4
Certificate of Powers, Designations, Preferences and Relative, Participating, Optional and Other Special Rights of the Series C Convertible Redeemable Preferred Stock of Internet Commerce Corporation, dated January 5, 2000, as filed with the Secretary of State of Delaware on January 6, 2000.

3(i).5
Certificate of Powers, Designations, Preferences and Relative, Participating, Optional and Other Special Rights of the Series D Convertible Redeemable Preferred Stock of Internet Commerce Corporation, dated April 29, 2003, as filed with the Secretary of State of Delaware on April 29, 2003.

3(i).6	Certificate of Ownership and Merger of Internet Commerce Corporation and Enable Corp., dated August 20, 2007, as filed with the Secretary of State of Delaware on August 20, 2007.

3(i).7
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of EasyLink Services International Corporation, dated August 20, 2007, as filed with the Secretary of State of Delaware on August 22, 2007.

3(i).8
Certificate of Powers, Designations, Preferences and Relative, Participating, Optional and Other Special Rights of the Series E Redeemable Preferred Stock of EasyLink Services International Corporation, dated May 18, 2009, as filed with the Secretary of State of Delaware on May 18, 2009.

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