Form 10-K
period 2009-07-31
EASYLINK SERVICES INTERNATIONAL CORP
filed 2009-10-29
CIK 894738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-34446
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
Class A common stock, $.01 par value per share
Name of each exchange on which registered: NASDAQ
Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated ☐	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of October 22, 2009, the issuer had outstanding 26,271,575 shares of class A common stock. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of October 22, 2009 was approximately $37,470,298 based on the closing price for the class A common stock of $1.74 on the Nasdaq Capital Market on that date.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement in connection with its 2010 Annual Meeting of Stockholders, to be held on or about January 7, 2010, are incorporated by reference in Part III of this Form 10-K to the extent stated herein.

EASYLINK SERVICES INTERNATIONAL CORPORATION
ANNUAL REPORT ON FORM 10-K

-i-

PART I
Forward-Looking Statements
This annual report on Form 10-K contains a number of “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Specifically, all statements other than statements of historical facts included in this annual report regarding our financial position, business strategy and plans and objectives of management for future operations are forward-looking statements. These forward-looking statements are based on the beliefs of management, as well as assumptions made by and information currently available to management. When used in this annual report, the words “anticipate,” “believe,” “estimate,” “expect,” “may,” “will,” “hope,” “continue” and “intend,” and words or phrases of similar import, as they relate to our financial position, business strategy and plans, or objectives of management, are intended to identify forward-looking statements. These statements reflect our current view with respect to future events and are subject to risks, uncertainties and assumptions related to various factors including, without limitation, those described starting on page 7 of this annual report under the heading “Risk Factors” and in our registration statements and periodic reports filed with the Securities and Exchange Commission (“SEC”) under the Securities Act and the Exchange Act.
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
Item 1. Business
Overview
EasyLink Services International Corporation is a Delaware corporation founded in 1991. We are a global provider of value added services that facilitate the electronic exchange of documents and information between enterprises, their trading communities and their customers. We deliver the majority of our services through a global Internet Protocol (“IP”) network, which hosts our applications on enterprise-class platforms that are comprised of server and network operations centers located worldwide.
Our core services include electronic data interchange (“EDI”) services, fax services, telex services and other services that are integral to the movement of money, materials, products and people in the global economy including documents such as insurance claims, trade and travel confirmations, purchase orders, invoices, shipping notices and funds transfers that help our customers to be more efficient and mobile. Our operations include two business segments defined as follows:
•	Supply Chain Messaging (“Supply Chain”) segment, which includes all our EDI and telex services. This segment was 53% and 50% of reported revenue for the years ending July 31, 2008 and 2009, respectively.
•	On Demand Messaging (“On Demand”) segment, which includes all fax, e-mail, document capture and management (“DCM”) and workflow services. This segment was 47% and 50% of reported revenue for the years ending July 31, 2008 and 2009, respectively.
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
On August 20, 2007, ICC acquired EasyLink Services Corporation (“ESC”). In conjunction with the acquisition, ICC changed its name to EasyLink Services International Corporation. ESC was originally incorporated as GlobeComm, Inc. in 1994 and had been publicly-traded since its initial public offering in June 1999. ESC previously did business under the name Mail.com and had developed or acquired a number of business messaging platforms. Mail.com changed its name to EasyLink Services Corporation in 2001 after its acquisition of ATT’s EasyLink Services division.
Products and Services
Our two reportable segments, Supply Chain Messaging and On Demand Messaging, are described below.
Supply Chain Messaging
Our Supply Chain Messaging segment includes:
•	EasyLink EDI Solutions. EasyLink provides a comprehensive set of fully outsourced EDI solutions that helps companies to take full advantage of their EDI investment. With EasyLink EDI, companies are able to optimize the efficiency, reliability, and reach of their electronic supply chain while reducing costs, infrastructure, and overhead.
For thousands of companies, their EDI-based supply chain is one of the most important aspects of their business as it has a direct impact on profitability. But with an ever-changing business environment and technological advances, staying up-to-date and optimized can be difficult and problematic.
Companies already enabled with EDI are facing many challenges related to the management of their EDI application. Companies are experiencing:
•	Limited solution options
•	Inability to trade with their entire business community or meet compliance requirements
•	Low quality of services and high costs
•	Limited or poor customer service
In addition, companies looking to implement an EDI program often find that their options are limited:
•	Expensive solutions that are not cost-effective for their situation
•	Technology requirements beyond their capabilities
•	Limited support or implementation
•	Inability to meet trading partner needs
EasyLink’s broad portfolio of EDI solutions and services solves these challenges by tailoring our services to our customer’s requirements.
EasyLink provides several cornerstone EDI Services:
•	EDI Value Added Network (“VAN”) — enables secure, reliable, and efficient communications with trading partners around the globe. It includes services such as InLine Translation, our hosted solution, that allows you to convert data into any format, EDI over the Internet Services for processing Action Script 2 data, and the ability to process any type of data format with any trading partner regardless of their technology.
•	Web EDI — allows EDI enabled companies to trade with non-EDI companies who have access to a web browser. This allows for the efficient processing of transactions bi-directionally so that all parties can process data in their preferred format.

•	EDI Managed Services — provides an outsourced EDI solution tailored to fit a company’s budget, technical sophistication, and trading partner requirements. The company conducts its business and EasyLink manages its EDI.
•	EDI Service Bureau — one of the largest EDI Service Bureaus in the US supporting the retail trading community helping to bridge technology gaps between large retail hubs and their non-EDI suppliers.
New Product
•	EasyLink Managed File Transfer — Managed File Transfer (MFT) is a 100% outsourced solution from EasyLink that allows organizations to manage high-volume data exchanges safely and securely. Customers can consolidate all of their communications streams through a single secure connection to our global MFT service, where their business messaging can be managed and audited. EasyLink eliminates complexity, simplifies administration, reduces costs, optimizes security, and offloads the entire file transfer challenge from our customer’s IT staff. As a new product, MFT was in beta release in fiscal 2009 and no revenue has been recorded as of July 31, 2009.
•	EasyLink Telex Solutions. Many organizations around the world count on telex for effective and secure communications. Throughout the years, telex has continued to be a reliable and cost-effective means of communication. As part of EasyLink’s commitment to our customers, we are committed to supporting telex solutions for years to come.
EasyLink’s Telex Solutions provide our customers a wide range of telex alternatives including:
•	Traditional Telex — using existing telex equipment, dedicated lines, and EasyLink’s global network to send and receive telex messages worldwide. Support for real-time connections, answerback verification, departmental billing, and more. Guaranteed security and privacy without compromising the legality of a telex message.
•	Internet Telex a Simple Mail Transfer Protocol solution that allows use of an e-mail client to submit a message to the EasyLink network for conversion to telex format and onward delivery to the destination telex number. Confirmation of delivery is returned via e-mail.
•	Real-Time Telex — a Windows-based solution with real-time conversational messaging supporting answerback exchange and alternative message deposit into the recipient mailbox when offline.
•	Telex Outsourcing — a regulatory service that allows the outsourcing of all or part of a telex infrastructure through a variety of options including establishing an interconnect into the EasyLink network to consolidate multi-country connections, installation of an in-country relay server or, installation of a telex switch allowing full control over telex numbering plans and customers.
On Demand Messaging
Our On Demand Messaging segment includes:
•	EasyLink Production Messaging. Our Production Messaging Service is a 100% outsourced straight-through processing solution that automates the creation and delivery of transactions that originate in back-office environments for delivery as fax, e-mail, EDI or Short Messaging Service allowing organizations to reduce the costs associated with managing disparate infrastructure.
By implementing the Production Messaging Service a company can:
•	Automate the creation and delivery of documents such as trade confirmations, letters of credit, purchase orders and invoices
•	Improve cycle time
•	Eliminate manual processes
•	Reduce costs associated with managing disparate infrastructure

•	Ensure security and compliance
•	Free IT resources to focus on core initiatives
Our Production Messaging Service accepts almost any form of data from back-end systems. We can personalize the messages according to business rules, merge data fields, add logos or other customizations and then deliver these messages in the format of choice.
•	EasyLink Desktop Messaging. Our Desktop Messaging Service is a 100% outsourced solution allowing organizations to eliminate the hardware, software, telecom lines, maintenance and related infrastructure associated with fax servers and traditional fax machines. In addition, the service is integrated with multi-function devices for a true, one source solution.
By implementing Desktop Messaging a company can:
•	Increase employee productivity by integrating fax with e-mail
•	Reduce costs associated with faxing by eliminating hardware, software, and annual maintenance
•	Ensure security and compliance
•	Free IT resources to focus on core initiatives
•	Support casual fax usage through multi-function device integration
•	EasyLink Workflow Services. Our Workflow Service (EWS) is a Software as a Service workflow application that enables a company to deploy a customized application for the centralization, management, queuing and processing of inbound business transactions of any kind. EWS is a sophisticated hosted service that combines advanced message queues, alerts and alarms, comprehensive audit trails and a Web 2.0 interface for the delivery of tailored applications. EWS solves many business problems for a company including:
•	Consolidation of messages coming from many different sources including fax, email and paper into a single workflow application.
•	Comprehensive security and audit controls that enables an organizations to meet security and governance mandates.
•	A workload balancing system giving complete visibility and control into the work being done by anyone in a company. For example, EWS enables administrators to easily re-assign business documents that employees may be working on, if needed.
•	The ability to embed sophisticated business rules directly into a workflow so that routing, prioritization, queuing, and handling of business messages are guaranteed to meet company needs.
•	EasyLink Document Capture Management Services. Our Document Capture Management Services combines a global fax network, sophisticated Optical Character Recognition/Intelligent Character Recognition, human quality checks and sophisticated workflows to turn manual processes directly into data consumable by back office applications such as order processing, claims forms and time and expense forms.
Features include:
•	Guaranteed 99.5% field level accuracy for your documents and forms
•	Ability to handle unstructured documents in many different formats
•	Fast turnaround time often as quickly as 30, 60 or 120 minutes
•	Multi-lingual capabilities at the same high levels of accuracy

•	Deliver documents in many different formats including: Association for Cooperative Operations Research and Development, Extensible Markup Language, EDI, Comma Separated Values, Flat File and the iDoc format for SAP business systems
•	Directly integrate our processing through Web Services, integrated customer lists and on-line exception handling
•	Delivery of monthly audit and exception reports
Product Development
Our product development efforts are focused on adding enhanced and new functionality to existing products, integrating the various product offerings into our services delivery, supporting new and advanced technologies and developing new services and internal operating platforms. Our success will depend in part upon our ability to adopt technology and industry trends, respond to customer requirements and market opportunities and incorporate emerging standards into our existing and new services. To that end, our development efforts center on requirements and features that have been identified through market research, customer interactions, standards announcements and competitive analysis. As a result, we intend to continue to offer products and services with increasing functionality and scalability to meet the needs of customers regardless of size and technical sophistication. Most of our development projects are performed internally. However, some projects require specialized skills that are acquired through an outsourced arrangement with various contractors.
Our product development expenses for the years ended July 31, 2009 and 2008 were approximately $7,515,000 and $7,811,000, respectively.
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
Sales and Marketing
We have direct and/or indirect distribution channels in Australia, Brazil, Canada, France, Hong Kong, India, Israel, Japan, Korea, Malaysia, Singapore, United Arab Emirates and the United Kingdom.
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
Customers
As of July 31, 2009, we provided services to approximately 15,000 customers in professional services, financial services, manufacturing, mining, retail, distribution, freight services, insurance, telecommunications and other industries. Our customers range in size from the Fortune 500 to sole proprietorships. Many of our customers may generally terminate our services with 30 days notice without penalty, unless their agreement contains a minimum revenue commitment that would require payment by the customer of any unused shortfall amount upon termination. We continue our efforts to enter into annual or multi-year contracts with minimum commitments. For the fiscal years ended July 31, 2009 and 2008 no single customer accounted for more than 10% of our consolidated revenue.
For the fiscal years ended July 31, 2009 and 2008, approximately 25% and 28%, respectively, of our revenues were generated from international customers. The bulk of our international revenues come from the United Kingdom, Japan, France, Brazil and South Korea.
Seasonality and Backlog
Our revenues do not experience material changes due to seasonality and we have no material backlog in sales orders or the provisioning of customer orders.

Competition
While we are unaware of any single competitor that provides all of the services we deliver, we compete with a range of companies in each of our two business segments, as well as with the internally developed solutions of companies who choose to insource these needs. The markets for each of our two segments are highly competitive, rapidly evolving and subject to shifting customer needs and introductions of new products and services. We face a significant number of competitors, ranging from very large enterprises or divisions of very large companies to a number of relatively small organizations. Our Supply Chain solutions compete with large e-commerce business-to-business and EDI vendors with a broad array of VAN, software and service offerings, including GXS, Inc., Sterling Commerce, Inc. and Inovis, Inc. and multiple smaller EDI companies with a core competence in a particular industry or technology, “mom-and-pop” service centers or privately owned VANs. Our integrated desktop messaging and production messaging solutions compete primarily against traditional fax machine manufacturers, which may be large and well established companies, providers of fax servers and related software, such as Open Text Corporation, as well as publicly traded and privately-held application service providers, such as Premiere Global Services, Inc., j2 Global Communications, Inc. and Protus IP Solutions. Our telex solutions compete against Swiss Telex SA, Network Telex, Graphnet, Inc., Wirefast Limited and various designated international providers of postal, telephone and telegraph (“PTT”) services.
These competitors are diverse in terms of their histories, business models, corporate strategies, financial strength, name recognition, company reputation, customer base and breadth of offerings. Our large competitors generally have more history, significantly greater financial resources, larger customer bases and more easily recognized names than we do.
We also rely on many of our competitors to interconnect with our EDI VAN services. These interconnection arrangements allow trading partners using different VANs to connect with one another for trading purposes. We currently have interconnection agreements with all major VANs.
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
Although we believe that our technology does not infringe upon the proprietary rights of others, it is possible that others may have or may be granted patents claiming products or processes that are necessary for or useful to the delivery of our services. From time to time we are approached by parties claiming to own patents that they claim are infringed by our services or operations. We evaluate such claims when they arise to determine whether those claims are valid and whether it would be more effective to obtain a license or dispute that any infringement is occurring. We have at times in the past obtained licenses from parties claiming to hold patents that they contended were infringed by our services or operations, including a perpetual, fully-paid license from AudioFAX IP, L.L.P. as to certain patents owned by it. See Item 3. Legal Proceedings.
Suppliers
We purchase telecommunications services pursuant to supply agreements with telecommunications service providers. Some of our agreements with telecommunications service providers contain commitments that require us to purchase a minimum amount of services through 2012. The total telecom costs for those suppliers for the fiscal years ended July 31, 2009 and 2008 were approximately $2,429,000 and $2,630,000, respectively, of which $1,602,000 and $2,046,000, respectively were related to minimum commitment contracts.

Government Regulation
In general, we operate as an unregulated provider of our various messaging services. We believe that our services are not subject to regulation in the United States by the Federal Communications Commission (“FCC”) or by state-level public service commissions with respect to the manner in which we provide service or the prices we charge. We do not file tariffs setting forth our prices or business practices with the FCC, at the state level in the U.S. or in any other country.
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
Environmental Laws
We believe that our operations comply in all material respects with applicable laws and regulations concerning the environment. Because we supply services delivered by software platforms, compliance with environmental laws is not expected to require significant capital expenditures and has not had, and is not expected to have, a material adverse effect on the operations of our business.
Employees
As of July 31, 2009, we had 293 employees, all of which were full-time employees. Of these employees, 226 were located in the United States and 67 were located in the United Kingdom and other international locations. None of our employees are covered by a collective bargaining agreement. We consider our relations with our employees to be good.
Availability of Reports
Our corporate information Website is www.easylink.com. The information on our Website is not part of this annual report on Form 10-K. However, on the Investor Information portion of this Website the public can access free of charge our annual, quarterly and current financial reports filed with the SEC as soon as reasonably practicable after the filing dates. The ownership reports, proxy and information statements and other information regarding our filings may also be accessed at the SEC’s Public Reference Room, 100F Street, NE, Washington, DC 20549 during office hours of 10:00am-3:00pm weekdays. The public may get specific information about the operation of the Public Reference Room at 1-800-SEC-0330. In addition the public may access the above mentioned reports using the SEC Internet site (EDGAR) at http://www.sec.gov.
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
Most of our customers are businesses that use our services for business purposes. To the extent that our customers’ businesses have been adversely affected by the current uncertainties in the credit markets and weakness in the mortgage market, retail industry and general economy, those factors might cause fewer new customers to purchase our services, might cause existing customers to use our services less frequently or seek price reductions for the use of our services and might cause some customers to cease using our services. Any such outcomes could negatively affect our ability to generate revenue.
Acquisitions are central to our growth plan, if we cannot find, finance and integrate accretive acquisitions, our financial results will suffer.
Our ability to implement our business plan depends on identifying appropriate acquisitions, negotiating accretive financial terms, obtaining additional financing at affordable costs and successfully integrating the acquired businesses. The shortage of available credit at reasonable costs in fiscal 2009 has already prevented us from closing a significant transaction and slowed our ability to identify financeable transactions. If our acquisition efforts are not successful, our business and financial results will suffer. If we are successful in our acquisition efforts, we expect that we will need to continue to manage and to expand multiple relationships with customers, Internet service providers and other third parties. We also expect that we will need to continue to improve our financial systems, procedures and controls and will need to expand, train and manage our workforce, particularly our information technology and sales and marketing staffs.
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
If we do not keep pace with technological changes, customer demands and intense competition, we will not be successful. Our market is characterized by changing technology, customer demands and intense competition. The satisfactory performance, reliability and availability of our network infrastructure, customer support and document delivery systems and our web site are critical to our reputation and our ability to attract customers and maintain adequate customer service levels. If we cannot keep pace with these changes and maintain the performance and reliability of our network and customer service levels, our business will suffer. The intense competition in our service lines requires us to continually develop strategic business and Internet solutions that enhance and improve the customer service features, functions and responsiveness of all of our existing or proposed services. However, there can be no assurance that we will be able to keep pace with these changes, and if we are not successful in developing and marketing enhancements to our services or meet customer demands, our business may suffer.

Outsourcing of our services may not prove to be a viable business for organic growth.
Our success will depend on the development of viable markets for the outsourcing of all of our services, which is somewhat speculative. Outsourcing is one of the principal methods by which we will attempt to achieve successful organic growth. Security and the reliability of service, however, are likely to be of concern to enterprises and service providers deciding whether to outsource these services or to continue to provide them themselves. These concerns are likely to be particularly strong at larger businesses and service providers, which are better able to afford the costs of maintaining their own systems. While we intend to focus on outsourcing our services, we cannot be sure that we will be able to maintain or expand our business customer base. In addition, the sales cycle for many of these services is lengthy and could delay our ability to generate revenues.
We have debt obligations which require us to meet certain restrictions on business activity and debt covenants.
On May 19, 2009, we entered into a Revolving Credit and Term Loan Agreement (the “Credit Agreement”) by and among the Company, as borrower, the lenders from time to time party thereto (the “Lenders”), and SunTrust Bank, as administrative agent for the Lenders. Pursuant to the Credit Agreement, the Company obtained (i) a term loan (the “Term Loan”) in an aggregate principal amount of $30,000,000, evidenced by Term Notes issued to each of the Lenders (the “Term Notes”), and (ii) a revolving credit and letter of credit facility (the “Revolver”) in a maximum principal amount of up to $2,000,000.
The principal amount of the Term Loan will be due and payable in quarterly installments beginning on July 31, 2009 and ending on April 30, 2012. The outstanding principal amount of any borrowings under the Revolver will be due and payable on May 19, 2012, subject to an earlier maturity date under certain circumstances. The Credit Agreement contains usual and customary covenants for financings of this type, including, among other things: (i) requirements to deliver financial statements, other reports and notices; (ii) restrictions on additional indebtedness; (iii) restrictions on dividends, distributions and redemptions of equity and repayment of subordinated indebtedness; (iv) restrictions on liens; (v) restrictions on making certain payments; (vi) restrictions on investments; (vii) restrictions on asset dispositions and other fundamental changes; and (viii) restrictions on transactions with affiliates. Additionally, the Credit Agreement contains certain financial covenants, including, among other things: (i) a maximum leverage ratio; (ii) a minimum fixed charge coverage ratio; (iii) a minimum amount of consolidated adjusted EBITDA; (iv) a minimum amount of liquidity; and (v) a maximum amount of capital expenditures. Without the permission of the Lenders, our ability to complete material acquisitions will be restricted. A default on any of these restrictions and covenants will cause, in certain circumstances, the Term Notes to become due and payable upon demand. Should demand for payment be made under these circumstances from the Lenders and we do not have sufficient cash on hand or access to additional cash to pay off the then outstanding Term Notes, or we are unable to reach a new arrangement with the Lenders, we may need to declare bankruptcy.
If we lose our net operating loss carryforward, our financial results will suffer.
As of July 31, 2009, our net operating loss carryforward for federal income tax purposes was approximately $79.6 million. Section 382 of the Internal Revenue Code contains rules that are designed to discourage persons from buying and selling the net operating losses of companies. These rules generally operate by focusing on ownership changes among stockholders owning directly or indirectly 5% or more of the common stock of a company or any change in ownership arising from a new issuance of stock by a company. In general, the rules limit the ability of a company to utilize net operating losses after a change of ownership of more than 50% of its common stock over a three-year period. Purchases of our class A common stock in amounts greater than specified levels could create an additional limitation on our ability to utilize our net operating losses to offset future tax liabilities thereby reducing net income and cash flow.
Our financial performance could cause future write-downs of goodwill or other intangible assets in future periods.
As of July 31, 2009, we had $34.8 million of goodwill and $21.4 million of other intangible assets on our balance sheet. In accordance with accounting standards, we are required to perform an annual impairment review of goodwill and other indefinite lived intangible assets which could result in non-cash impairment write-downs to goodwill and/or other intangible assets and reduce our reported net income.

If we are unable to maintain or replace our existing VAN interconnect arrangements, our results of operations will suffer.
We rely on many of our competitors to interconnect with our EDI VAN service to promote an “open community” so all businesses can take advantage of the efficiencies of EDI, no matter what network they choose as their provider. Although we have interconnect agreements with the major VAN providers, there can be no assurances that these agreements will not be terminated or will continue with acceptable terms. If terminated, we would have to find an acceptable alternative. If available, such an alternative could add significant operating costs to our business.
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
We must continue to expand and adapt our computer systems as the number of customers and the amount of information they wish to transmit increases and as their requirements change and as we further develop our services. We may also decide to consolidate our data centers. If we cannot provide the necessary service while maintaining expected performance and possibly consolidating our data centers, our business would suffer and our ability to generate revenues through our services would be impaired.

Our computer systems may fail and interrupt our service.
Our customers have in the past experienced interruptions in our services due to hardware failures and other computer system failures. These failures have resulted and may continue to result in significant disruptions to our services. Some of our operations have redundant switch-over capability. Although we have installed backup computers and implement procedures on other parts of our operations to reduce the impact of future malfunctions in these systems, the potential presence of single points of failure in our network increases the risk of service interruptions. Our computer and communications hardware is vulnerable to damage or interruption from fire, flood, earthquake and similar events wherever they are located. Our services would be suspended for a significant period of time if any of our primary data centers was severely damaged or destroyed. We might also lose customer transaction documents and other customer files, causing significant customer dissatisfaction and possibly giving rise to claims for monetary damages.
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
We operate in international markets and may not be able to compete effectively in these markets. We face significant risks inherent in conducting business internationally, such as:
•	uncertain demand in foreign markets for our services;
•	difficulties and costs of staffing and managing international operations;
•	differing technology standards;
•	difficulties in collecting accounts receivable and longer collection periods;
•	economic instability and fluctuations in currency exchange rates and imposition of currency exchange controls;
•	potentially adverse tax consequences;
•	regulatory limitations on the activities in which we can engage and foreign ownership limitations on our ability to hold an interest in entities through which we wish to conduct business;
•	political instability, unexpected changes in regulatory requirements, and reduced protection for intellectual property rights in some countries;
•	export restrictions;
•	terrorism; and
•	difficulties in enforcing contracts with potentially adverse consequences.
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
Under current SEC regulations pursuant to the Sarbanes-Oxley Act of 2002 (“SOX), we are required to prepare a report regarding internal controls over financial reporting. Because we are a smaller reporting company filer, SEC rules relieve us of the obligation to have management’s report on internal controls attested by our registered public accounting firm for this annual report. We will be required to have management’s report on internal controls attested by our registered public accounting firm for the annual report for our fiscal year ending July 31, 2010. Our expenses associated with complying with this requirement would increase. For the fiscal year ended July 31, 2009, our costs of complying with SOX were approximately $167,000 and are expected to be approximately $325,000 in fiscal year 2010. We cannot give any assurance that we will be fully compliant when, or if, we are required to provide an attestation from our registered public accounting firm or that our compliance costs will not exceed our expectations.
We may be subject to assessment of income, state sales or other taxes for which we may not have accrued.
We have reserves for certain international, federal, state and local income and sales taxes, and we believe that we have accrued appropriately for these taxes. With our history of acquisitions, it is possible that liabilities may arise for the combined companies that were not previously in place, or liabilities may exist of which we are not presently aware. In addition, tax jurisdictions may disagree with our methods of interpreting, assessing and remitting various taxes. In the event that actual results differ from our reserves, we may need to record additional expense that could have a material effect on our financial condition and results of operations.
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
Concerns about the security of online transactions, the security of data bases and the privacy of users may inhibit the growth of delivering business documents and data. We may need to incur significant expenses to protect against the threat of security breaches or to alleviate problems caused by security breaches. We rely upon encryption and authentication technology to provide secure transmission of confidential information and various firewall systems to protect our data bases and computer systems. If our security measures do not prevent security breaches, we could suffer operating losses, damage to our reputation, litigation and possible liability. Advances in computer capabilities, new discoveries in the field of cryptography or other developments that render current encryption technology outdated may result in a breach of our encryption and authentication technology and firewalls and could enable an outside party to steal proprietary information or interrupt our operations.
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
During the last 12 months, the market price of our class A common stock has been volatile, ranging from a low of $0.92 to a high of $3.94, and will likely fluctuate substantially in the future. The market price of our class A common stock may fluctuate in response to variations in our quarterly operating results, changes in our financial condition, and any acquisitions, dispositions and other corporate developments we undertake or experience. In addition, the securities markets and, in particular the technology stock market sector, have experienced significant price and volume fluctuations recently that have often been unrelated or disproportionate to the operating performance of particular companies. These broad fluctuations may adversely affect the market price of our class A common stock.
Shares eligible for future sale by our existing security holders may adversely affect our stock price.
In addition to any previously registered shares, we recently issued a warrant for 2,841,892 shares of our class A common stock as part of an extinguishment of debt, which may be immediately exercised and the underlying class A common stock sold into the market place under Rule 144 Restrictions. The market price of our class A common stock and our ability to raise additional capital in the future through the sale of equity securities could be materially and adversely affected by sales of these shares or the perception that these sales could occur.

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
Our Board of Directors is authorized, without further stockholder approval, to determine the provisions of and to issue up to 4,885,000 shares of preferred stock. Issuance of preferred shares with rights to dividends and other distributions, voting rights or other rights superior to the class A common stock could be adverse to the holders of class A common stock. In addition, issuance of preferred shares could have the effect of delaying, deterring or preventing an unsolicited change in control of our company, or could impose various procedural and other requirements that could make it more difficult for holders of our class A common stock to effect certain corporate actions, including the replacement of incumbent directors and the completion of transactions opposed by the incumbent Board of Directors. The rights of the holders of our class A common stock would be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future.
Item 2. Properties
Domestic. We currently conduct our domestic operations primarily from three locations, all of which are leased. We also lease small office spaces for sales representatives in the U.S. and have non-material obligations for leased office space that was formerly used by us but is now subleased. The facilities consist primarily of sales, development, operations and administrative offices. A summary of our principal leased properties that are currently in use are as follows:

Location	Description	Area (Sq. Ft.)	Lease Expiration
Norcross, GA	Office space	12,949	May 31, 2010
East Setauket, NY	Office space	8,900	April 30, 2014
Pittsfield, MA(1)	Office space	4,787	December 31, 2009
New York, NY(2)	Office space	18,548	November 30, 2010
Vandalia, OH (3)	Office space	9,100	June 30, 2010
Norcross, GA	Office Space	9,432	January 31, 2013
Piscataway, NJ	Office space	67,000	February 1, 2013

(1)	This lease will not be renewed on expiration.

(2)	We sublease 100% of this facility. The sublease terminates simultaneously with our lease agreement on November 30, 2010.

(3)	The operations conducted at this location are being relocated to the Norcross, GA office.
We maintain three domestic data centers in leased co-location facilities designed to house computer systems in secure locations with redundant power and internet access. We may also from time to time rent executive office space for sales personnel outside of our primary office areas.
International. We lease approximately 11,000 square feet of office space in two locations in England under leases expiring in March 2015 and June 2017, with cancellation allowable in March, 2011 and June, 2012, respectively. We also from time to time lease executive or back office space in other international locations in Europe, Asia and the United Arab Emirates. We have tele-housing and co-location agreements under short-term leases for our communications nodes around the world.

All of our locations perform services that cross each of our reporting segments. These services share the same equipment at the location to deliver our customer data which prohibits us from allocating these resources to a particular segment.
We believe that these facilities should be adequate for our present and reasonably foreseeable operating requirements.
Item 3. Legal Proceedings
From time to time, we may be party to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these matters cannot be predicted with certainty, we do not believe that the outcome of any of these claims or any of the legal matters mentioned elsewhere in this Annual Report will have a material adverse effect on our consolidated financial position, results of operations or cash flow.
Beginning in June 2008, j2 Global Communications, Inc. (“j2”) brought a series of two patent infringement lawsuits against us in U.S. District Court. j2 alleges that we infringed upon three of j2’s patents, U.S. Patent Nos. 6,597,688, 7,020,132 and 6,208,638. The patents involve methodologies for transforming e-mails and other messages into a format capable of being sent by facsimile and for transmitting and receiving facsimile and audio messages over a circuit or packet-switched network. j2 seeks lost profits but has not specified an amount of alleged damages. We have filed an answer and counterclaim in the first suit denying infringement and seeking to invalidate the first two patents. We have recently been served with the complaint in the second suit and expect to respond to the complaint in a timely manner. The cases are pending in the U.S. District Court for the Central District of California.
In connection with the termination of an agreement to sell the portal operations of our discontinued India.com business, one of our subsidiaries is party to pending litigation (India.com v. Dalal) that has now been remanded from a second appeal before the U.S. Court of Appeals for the Second Circuit (the “Court”). Due to an administrative error by the Court in connection with defendant’s papers, the defendant’s appeal of a previous decision in favor of the Company remained dormant until March 2007. Eventually, the Court discovered its error and allowed the defendant’s appeal to proceed. The matter was fully briefed and oral argument took place on March 13, 2009. By Summary Opinion dated April 28, 2009, the Court reversed the District Court’s ruling in favor of the Company and a portion of its prior Opinion dated June 20, 2005. On May 12, 2009, the Company filed a Petition for Panel Rehearing and a Rehearing in En Banc which was denied on July 13, 2009. By Mandate dated July 21, 2009, the Court remanded the matter to the District Court for Southern District of New York to set damages. EasyLink expects to assert appropriate defenses before the District Court in late October and expects a resolution at the trial level by the end of the year. If necessary and appropriate, the requisite appeal will be taken in 2010.
As a result of a New York state sales tax audit completed in 2005 of EasyLink Services International, Inc., a dissolved subsidiary of EasyLink Services Corporation, EasyLink Services International, Inc. was assessed approximately $450,000 in tax, interest, and penalties on sales for the sales tax period beginning March 1, 2001 and ending May 31, 2004. EasyLink Services International, Inc. appealed the assessment administratively to the New York Division of Tax Appeals, which resulted in an opinion in 2008 in favor of EasyLink Services International, Inc. In late July 2009, after appeal by the New York Department of Taxation and Finance, the decision was reversed by the administrative New York Tax Appeals Tribunal and remanded back to the administrative law judge to determine allocation and penalty issues. We expect to appeal the Tribunal’s decision judicially once all administrative law proceedings are completed.
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

Item 4. Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended July 31, 2009.
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

	Fiscal Year Ended July 31,
	2009		2008
	High	Low	High	Low
Class A common stock
First Quarter	$3.94	$1.35	$3.89	$2.91
Second Quarter	$2.22	$0.92	$3.70	$2.64
Third Quarter	$2.33	$1.55	$3.15	$2.52
Fourth Quarter	$1.99	$1.45	$3.92	$2.60
(b) Holders.
The closing price of our class A common stock as reported by the NASDAQ Capital Market on October 22, 2009 was $1.74. As of October 22, 2009, there were approximately 164 record holders of our class A common stock. Many of our shares of class A common stock are held by brokers and other institutions on behalf of stockholders and we are unable to estimate the number of these stockholders.
(c) Dividends.
We have not paid any cash dividends on our class A common stock and do not intend to declare or pay such dividends in the foreseeable future. The holders of the outstanding shares of our series C preferred stock are entitled to a 4% annual dividend payable in cash or in shares of class A common stock, at our option. These dividends are payable on January 1st of each year. The holders of the outstanding shares of our series E preferred stock are entitled to a 10% dividend for year 1, 12% for year 2, 14% for year 3 and 16% for each year thereafter. The series E preferred stock may be redeemed at any time, but only at the Company’s discretion. The dividends are payable either in cash or in-kind, however, under the terms of our current borrowing facility can only be paid in-kind.

(d) Securities Authorized for Issuance under Equity Compensation Plans.
The following table provides information regarding our current equity compensation plans as of July 31, 2009:

Equity Compensation Plan Information
	(a)	(b)	(c)
Shares of class A
	common stock to be		Shares of class A common
	issued upon exercise		stock remaining available
	of outstanding	Weighted-average	for future issuance under
	options, warrants,	exercise price of	equity compensation plans
	rights and restricted	outstanding options,	(excluding securities
	stock	warrants, rights and	reflected in column (a))
Plan Category	(in thousands)	restricted stock	(in thousands)
Equity compensation plans approved by security holders	3,938	$2.24	4,163

Equity compensation plans not approved by security holders (1)	89	$2.22	—

Total	4,027	$2.24	4,163

(1)	Includes warrants to purchase 88,922 shares of class A common stock issued pursuant to individual compensation arrangements. The warrants are described in Note 8, Stockholders’ Equity, of the Notes to Consolidated Financial Statements included elsewhere in this annual report. The issuance of all the warrants set forth in Note 9 under the caption “2004 Private Placement Commission Warrants” constitute individual compensation arrangements.
(e) Warrants Issued.
On May 19, 2009, as part of a debt extinguishment, we issued 2,841,892 warrants with an exercise price of $0.01 and a five year term.
Item 6. — Select Financial Data — Not required for Smaller Reporting Companies
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
All statements, trend analyses and other information, other than statements of historical facts, contained in the following discussion related to our financial position, business strategy and plans and objectives of management for future operations are forward-looking statements. These forward-looking statements are based on the beliefs of management, as well as assumptions made by and information currently available to management. When used in this annual report, the words “anticipate,” “believe,” “estimate,” “expect,” “may,” “will,” “continue” and “intend,” and words or phrases of similar import, as they relate to our financial position, business strategy and plans, or objectives of management, are intended to identify forward-looking statements. These statements reflect our current view with respect to future events and are subject to risks, uncertainties and assumptions related to various factors, including, without limitation, those described in Item 1A of Part I of this annual report under the heading “Risk Factors” and in our registration statements and periodic reports filed with the SEC under the Securities Act and the Exchange Act.
Although we believe our expectations are reasonable, we cannot assure you that our expectations will prove to be correct. Should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described in this annual report as anticipated, believed, estimated, expected or intended.
Business Overview
We are a global provider of value added services that facilitate the electronic exchange of documents and information between enterprises, their trading communities and their customers. We deliver our services through a global IP network, which hosts our applications on enterprise-class platforms that are comprised of server and network operations centers located worldwide.
Our core services include EDI services, fax services, telex services and other services that are integral to the movement of money, materials, products and people in the global economy including documents such as insurance claims, trade and travel confirmations, purchase orders, invoices, shipping notices and funds transfers that help our customers to be more efficient and mobile. Our operations include two business segments defined as follows:
•	Supply Chain segment, which includes all our EDI and telex services.

•	On Demand segment, which includes all fax, e-mail, DCM and workflow services.
Global macro economic trends are important barometers for our business. Changes in the level of economic activity are reflected directly in the volumes of our services used by our customers in both segments of our business. As the United States and global economies have experienced recession, we have seen a decrease in the volume of demand for our services from existing customers, as well as increasing pricing pressure and customer bankruptcies and reorganizations. Extended economic slowdowns can also improve customer acquisition opportunities as larger companies look to outsource business functions in our service segments to reduce internal costs. We expect these trends to reverse when and as the US and global economies move into a recovery.
Approximately 25% of our revenue comes from international operations. Accordingly, our revenue can vary based on the performance on non-US economies and on the prevailing exchange rates of the relevant currencies (principally, the euro and the British pound) compared to the US dollar. Recent weakness in the US dollar relative to these currencies has enhanced the profitability of our international operations.
We have grown our business significantly through acquisitions in recent years. We continue to seek to reap the benefits of those acquisitions through the integration and consolidation of operations and the cross-selling of services across the combined customer base. The current economic climate may provide additional opportunities for consolidative or synergistic acquisitions.

Critical Accounting Policies and Significant Use of Estimates in Financial Statements
The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenue and expenses. The following list of critical accounting policies is not intended to be a comprehensive list of all of our accounting policies. Our significant accounting policies are more fully described in Note 2 of the Consolidated Financial Statements included elsewhere in this annual report. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP with no need for management’s judgment in their application. We consider certain accounting policies related to revenue recognition, valuation of acquired intangibles and impairment of long-lived assets, including goodwill, and valuation of investments to be critical policies due to the estimation process involved in each. Management discusses its estimates and judgments with the Audit Committee of our Board of Directors.
Revenue Recognition
Revenue is recognized when persuasive evidence of an arrangement exists, services are rendered, pricing is fixed or determinable and collectability is reasonably assured. We derive revenue from various services, which mainly include transaction, monthly service and fax transmission fees. These fees are comprised of both fixed and usage-based fees. Fixed fees are generally recognized on a pro-rata basis over the service period. Usage fees are generally recognized in the period the services are rendered.
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
Impairment of Long-lived Assets
At the end of the second quarter of fiscal 2009 we determined that certain intangible assets and goodwill were partially impaired. As a result of this interim test work, we have recorded an impairment write-down of approximately $69,000 on internally developed systems and approximately $318,000 on purchased customer relationships. In addition, we also recorded an impairment write-down of approximately $3.9 million in goodwill. The total aggregate non-cash impairment write-down of approximately $4.2 million relates to the remaining unamortized values given these intangibles from past acquisitions, all of them related to managed EDI services in the Supply Chain segment. These services were weighted toward the retail sector of the economy, which has experienced a serious downturn in revenue resulting in reduced transaction volumes as well as the bankruptcies of multiple customers. While no single customer bankruptcy was material, the fair value test as measured by future estimated cash flows could not support the current valuations of these intangibles on our balance sheet. There have not been any additional indicators of impairment and we have determined that no additional impairment was necessary.

Stock-based Compensation
We account for stock-based compensation in accordance with accounting standards regarding share based payments. Under the fair value recognition principles of these standards, share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the applicable vesting period of the stock award (generally three years) using the straight-line method. Stock based compensation was $934,000 and $685,000 in the fiscal years ending July 31, 2009 and 2008, respectively.
Income Taxes
EasyLink and its eligible domestic subsidiaries file a consolidated U.S. income tax return. Foreign operations file income tax returns in a number of jurisdictions. Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting carrying amounts of assets and liabilities and the corresponding income tax amounts. We have a variety of deferred tax assets in numerous tax jurisdictions. These deferred tax assets are subject to periodic assessment as to recoverability and if it is determined that it is more likely than not that the benefits will not be realized, valuation allowances are recognized. In evaluating whether it is more likely than not that we would recover these deferred tax assets, future taxable income, the reversal of existing temporary differences and tax planning strategies are considered.
EasyLink has net operating loss (“NOL”) carryforwards for tax purposes of $60.3 million as of July 31, 2009. These NOL carryforwards expire from 2018 to 2025. The Internal Revenue Code and Income Tax Regulations contain provisions which limit the use of available NOL carryforwards in any given year should significant changes (greater than 50%) in ownership interests occur. Our annual NOL carryforward limitations are $5.4 million.
EasyLink Services Corporation (“ESC”), acquired in fiscal 2008, has NOL carryforwards for tax purposes of $19.3 million as of July, 31, 2009. We are in the process of evaluating the possible limitations of the ESC NOL carryforwards because of the ownership change and have fully reserved the $19.3 million of the ESC NOL carryforward as of July 31, 2009.
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
Beneficial Conversion Feature, Value of Warrants and Accretive Interest Expense
Under GAAP, a beneficial conversion feature is required to be recognized on the date that a convertible instrument becomes convertible into equity shares and the fair market value of those equity shares exceeds the conversion price under the convertible instrument. In addition, a separate fair market value as determined by the Black-Scholes option-pricing model is to be applied to detachable warrants issued in conjunction with debt financings. These amounts are recorded as a reduction in the face value of the issued convertible or debt instrument with an offset going to additional paid-in-capital. This reduction accretes through the profit and loss statement as interest expense using the interest rate method over the life of the convertible debt instrument. We recognized approximately $22.5 million in reduction to the convertible notes issued during fiscal year 2008 as a result of these GAAP treatments. $13.2 million of the amounts recorded under the GAAP treatment has been accreted through May 19, 2009. Due to the extinguishment of these convertible notes on May 19, 2009, $3.2 million representing the value of the warrants has been reversed through Additional Paid in Capital with the remaining beneficial conversion feature of $6.1 million accreted from the balance sheet by expensing it through the income statement as part of the loss on extinguishment.
Accounts Receivable and Allowance For Doubtful Accounts
Accounts receivable represent trade receivables billed to customers in arrears on a monthly basis. Receivables are recorded in the period that the related revenues are earned and are generally collected within 45 to 60 days. Accounts receivable are stated at the amount management expects to collect from outstanding balances. Management provides for estimated uncollectible amounts through an allowance for doubtful accounts and an allowance for sales returns and allowances. The allowance for doubtful accounts results in a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts. Balances that are still outstanding after management has performed reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. The allowance for sales returns and allowances is recorded as a reduction of total revenue and a credit to the allowance account based on specific review of account balances. Credit is granted to customers without requiring collateral. The amount of accounting loss for which we are at risk in these unsecured accounts receivable is limited to their carrying value. The net carrying values of accounts receivable were $11.5 million and $13.6 million as of July 31, 2009 and 2008, respectively. Inclusive in the values were allowance for doubtful accounts of $1.5 million and $1.7 million, respectively. In addition, the bad debt expense for the fiscal years 2009 and 2008 was $1.0 million and $0.4 million, respectively.

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
Fiscal Year Ended July 31, 2009 Compared with Fiscal Year Ended July 31, 2008
Results of Operations — Consolidated
The following table reflects consolidated operating data by reported segment. All significant inter-segment and inter-company activities have been eliminated.

	Fiscal Year Ended July 31,
	2009	2008	Variance
Revenue:
Supply Chain Messaging
EDI Services	$33,307,614	$37,226,741	$(3,919,127)
Telex Services	9,604,200	11,311,438	(1,707,238)

Total Supply Chain Messaging	42,911,814	48,538,179	(5,626,365)

On Demand Messaging
Fax Services	34,085,214	34,674,865	(589,651)
DCM Services	2,522,155	2,859,518	(337,363)
Other Services	5,846,755	6,088,935	(242,180)

Total On Demand Messaging	42,454,124	43,623,318	(1,169,194)

Total Revenue:	85,365,938	92,161,497	(6,795,559)

Cost of Revenue:
Supply Chain Messaging	12,152,752	12,528,224	(375,472)
On Demand Messaging	13,419,080	14,037,072	(617,992)

	25,571,832	26,565,296	(993,464)

Gross Margin:
Supply Chain Messaging	30,759,062	36,009,955	(5,250,893)
On Demand Messaging	29,035,044	29,586,246	(551,202)

	59,794,106	65,596,201	(5,802,095)

Product Development and Enhancement	7,514,871	8,233,345	(718,474)
Selling and Marketing	13,289,886	11,632,351	1,657,535
General and Administrative	29,520,309	29,846,397	(326,088)
Goodwill & Intangible Impairment	4,245,914	—	4,245,914

	54,570,980	49,712,093	4,858,887

Other (expense) income	(17,023,397)	(12,022,477)	5,000,920

Income (loss) before income taxes	$(11,800,271)	$3,861,631	$(15,661,902)

Revenue
Total revenue for the year ended July 31, 2009, was $85.4 million, a decrease of $6.8 million or 7.4% as compared to the year ended July 31, 2008. Revenue from US-based and international customers was $63.9 million and $21.5 million, respectively. The majority of the international billings are denominated in the Great Britain Pound Sterling (GBP). The GBP experienced approximately a 21% decrease in value in relation to the US Dollar during our 2009 fiscal year from a rate of $1.9806 at July 31, 2008 to $1.6579 at July 31, 2009. The majority of the other currencies that we bill in experienced similar decreases in value. The decrease in the value of the GBP and other foreign currencies contributed to approximately $2.6 million of the decrease in revenues from the 2008 fiscal year to the 2009 fiscal year. The remaining decrease in revenue of $4.2 million resulted from a combination of reduced transaction volumes, downward price renegotiations and the bankrupticies or reorganizations of our customers due to the deterioration of the world economy that began in our fiscal first quarter of 2009.
The Supply Chain Messaging segment decreased $5.6 million or 11.6% from the year ended July 31, 2008 as compared to the year ended July 31, 2009. This decrease consisted of approximately $1.8 million due to the decline in foreign currency values and $3.8 million from a combination of reduced transaction volumes, downward price renegotiations and the bankrupticies or reorganizations of our customers. The Supply Chain Messaging segment comprises approximately 50% of our revenue during the 2009 fiscal year.
The On Demand Messaging segment decreased $1.2 million or 2.7% from the year ended July 31, 2008 as compared to the year ended July 31, 2009. This decrease included approximately $0.8 million due to the decline in foreign currency values and $0.4 million resulted from a combination of reduced transaction volumes, downward price renegotiations and the bankrupticies or reorganizations of our customers. The On Demand Messaging segment comprises approximately 50% of our revenue during the 2009 fiscal year.
Cost of Revenue
Total cost of revenue decreased $1.0 million or 3.7% from the year ended July 31, 2008 compared to the year ended July 31, 2009. Cost of revenue consists mainly of telecommunication costs, which include interconnect, data line and telephone costs and network operating costs, which includes salaries, benefits, depreciation, rent, utilities and other operating costs. For the year ended July 31, 2009, the decrease in the cost of revenues is due mainly to a $1.0 million reduction in salary and other compensation costs for network operations that resulted from an organizational restructuring and streamlining of processes.
Product Development
Product development costs decreased $.7 million or 8.7% from the year ended July 31, 2008 compared to the year ended July 31, 2009. The majority of the decrease consisted of $.3 million in salaries and benefits as a result of the restructuring of the organization and $.4 million due to a reduction of consulting services.
Selling and Marketing
Selling and marketing expenses increased $1.7 million or 14.2% from the year ended July 31, 2008 to the year ended July 31, 2009. The increased costs consisted of $1.0 million in labor and benefits, which included $.3 million of severances due to the restructuring of the organization; $.25 million in external commissions and consulting costs and $.4 million in travel expenses. These increased expenses are the result of a focused effort to enhance and expand our sales and marketing activities.
General and Administrative
General and administrative expenses decreased $.3 million or 1.1% from the year ended July 31, 2008 to the year ended July 31, 2009. The decreased costs consisted mainly of $1.0 million in labor and benefits costs, $.4 million in rent, utilities, and other operating expenses, which was partially offset by an increase of $1.0 million in consulting, professional and legal fees. The increase in consulting and professional fees was mainly due to the expensing of approximately $1.5 million incurred with respect to a potential acquisition. These acquisition costs were previously capitalized on the balance sheet, but were expensed during the three months ended October 31, 2008 as we determined that the acquisition would not close.
Intangible Impairment — During the second quarter ended January 31, 2009 a $4.2 million impairment in the value of the intangible assets and goodwill was recorded in order to state those assets at their fair market value.
Other Expense
Other expenses for the fiscal year ended July 31, 2009 consist mainly of interest expense of $11.1 million and a loss on debt extinguishment of $5.5 million resulting from the extinguishment of our outstanding convertible notes on May 19, 2009. Interest expense consists of $6.4 million for the non-cash interest expense and $4.7 million for interest on the outstanding debt. (see Note 10, Indebtedness, to the Condensed Consolidated Financial Statements.)

Liquidity and Capital Resources
Our principal source of liquidity consists of cash and cash equivalents and decreased approximately $21.1 million for an ending cash balance of approximately $11.0 million as of July 31, 2009 from approximately $32.1 million as of July 31, 2008. This decrease in cash is primarily due to approximately $57 million in principal payments on our outstanding debt agreements, $1.8 million in purchases of treasury stock and $2.9 million in capital equipment during the year. In addition to the cash affects above, there was an additional $30 million payment to York Capital Management, L.P. and certain of its affiliates (collectively, “York”) that was funded by new borrowings of $30 million on a new term loan and $11.5 million provided by operating activities.
During the fourth fiscal quarter of 2009, we paid off the long term debt with York by issuing 1,980,426 shares of common stock, 6,577 shares of Series E preferred stock and warrants to purchase 2,841,892 shares of common stock at $0.01 per share. In addition to the equity issuances, a payment of $30.0 million was made to cancel the debt. In order to fund the $30.0 million payment, we entered into a three year term loan that calls for quarterly principal payments of $2.5 million that are prorated at the beginning and end of the terms. Borrowings under the term loan bear interest, at our election, at a rate tied to one of the following rates, in each case plus a specified margin: (i) the higher of (1) the prime lending rate of SunTrust Bank, the administrative agent for the Lenders, (2) the U.S. Federal Funds Rate plus 0.5%, and (3) adjusted one-month LIBOR plus 1.0%; (ii) adjusted LIBOR for the interest period of such borrowing; and (iii) a LIBOR index rate. The interest margin for each such type of borrowing varies from 2.50% to 4.50%, depending on our consolidated leverage ratio at the time of such borrowing.
The term loan contains the usual and customary covenants for financings of this type, including, among other things: (i) requirements to deliver financial statements, other reports and notices; (ii) restrictions on indebtedness; (iii) restrictions on dividends, distributions and redemptions of equity and repayment of subordinated indebtedness; (iv) restrictions on liens; (v) restrictions on making certain payments; (vi) restrictions on investments; (vii) restrictions on asset dispositions and other fundamental changes; and (viii) restrictions on transactions with affiliates. Additionally, the Credit Agreement contains certain financial covenants, including, among other things: (i) a maximum leverage ratio; (ii) a minimum fixed charge coverage ratio; (iii) a minimum amount of consolidated adjusted EBITDA; (iv) a minimum amount of $5.0 million in liquidity at the end of each fiscal quarter; and (v) a maximum amount of $2.5 million of capital expenditures annually. These covenants will limit our available liquidity to fund our operations as well as our ability to pursue acquisitions and make new investments without obtaining the consent of the current lenders.
The new term loan decreases our future quarterly principal payments by approximately $2.6 million and the annual cash interest by approximately $0.2 million.
We had a days sales outstanding (“DSO”) of 50.9 and 52.5 for the years ended July 31, 2009 and July 31, 2008, respectively. The decrease of 1.6 days was mainly attributable to improved domestic collection procedures. We consider our DSO to be within the industry norm and do not see any trends that will negatively affect our future liquidity.
We believe our cash resources will provide us with sufficient liquidity to continue in operation for at least the next four fiscal quarters.

Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.
Item 8. Financial Statements
The financial statements of EasyLink are set forth in a separate section of this annual report, beginning on page F-1.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A(T). Controls and Procedures
Disclosure Controls and Procedures
ESIC management has established and maintained disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) that are designed to provide reasonable assurance that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized, reported and is accumulated and communicated to the Chief Executive Officer and Chief Financial Officer, as appropriate, by others within the entity to allow timely decisions regarding required disclosure. Our management, including the Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the disclosure controls and procedures and, based on this evaluation, have concluded that disclosure controls and procedures were effective at a reasonable assurance level as of the end of the period covered by the report.
Internal Control over Financial Reporting
ESIC Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) and for the assessment of the effectiveness of internal control over financial reporting. A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. ESIC’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that ,in reasonable detail, accurately and fairly reflect the transactions and dispositions of ESIC’s assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of ESIC are being made only in accordance with authorizations of ESIC’s management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of ESIC’s assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any assessment of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and the risk that the degree of compliance with the policies or procedures may deteriorate.
Our management, including our Chief Executive Officer and Chief Financial Officer performed an assessment of the effectiveness of our internal control over financial reporting as of July 31, 2009 using the criteria set forth in the Internal Control-Integrated Framework promulgated by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting is effective and provides reasonable assurance regarding the reliability of ESIC’s financial reporting and the preparation of its financial statements as of July 31, 2009 in accordance with generally accepted accounting principles. Further, management has not identified any material weaknesses in internal control over financial reporting as of July 31, 2009.
This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended July 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference from the information contained in our Proxy Statement for the Annual Meeting of Stockholders to be filed within 120 days after our fiscal year ended July 31, 2009.
Item 11. Executive Compensation
The information required by this item is incorporated by reference from the information contained in our Proxy Statement for the Annual Meeting of Stockholders to be filed within 120 days after our fiscal year ended July 31, 2009.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference from the information contained in our Proxy Statement for the Annual Meeting of Stockholders to be filed within 120 days after our fiscal year ended July 31, 2009. See also “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Equity Compensation Plan Information.”
Item 13. Certain Relationships and Related Transactions and Director Independence
The information required by this item is incorporated by reference from the information contained in our Proxy Statement for the Annual Meeting of Stockholders to be filed within 120 days after our fiscal year ended July 31, 2009.
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference from the information contained in our Proxy Statement for the Annual Meeting of Stockholders to be filed within 120 days after our fiscal year ended July 31, 2009.

PART IV
Item 15. Exhibits
(a) List of documents filed as part of the report:
1. Consolidated Financial Statements.
See Index to Consolidated Financial Statements on page F-1.
2. Exhibits.
The following documents are filed as exhibits to this Form 10-K, including those exhibits incorporated in this Form 10-K by reference to a prior filing under the Securities Act or the Exchange Act as indicated below:

Exhibit No.	Description

2.1
Agreement and Plan of Merger among the Company, dated as of June 14, 2000, ICC Acquisition Corporation, Inc., a wholly-owned subsidiary of the Company, Research Triangle Commerce, Inc. (“RTCI”) and the selling shareholders of RTCI (Incorporated by reference to the Exhibit to the Company’s Current Report on Form 8-K (File No. 000-24996), dated June 14, 2000, as filed with the Securities and Exchange Commission on June 15, 2000).

2.2
Agreement and Plan of Merger, dated May 25, 2004, among the Company, ICC Acquisition Corporation, Inc., a wholly-owned subsidiary of the Company, Electronics Commerce Systems, Inc. (“ECS”) and certain shareholders of ECS (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-24996), dated May 25, 2004, as filed with the Securities and Exchange Commission on May 26, 2004).

2.3
Share Purchase Agreement, dated November 1, 2005, by and among the Company, Connective Commerce Associates, the shareholders of the Seller listed on the signature page as Operating Shareholders and The Kodiak Group, Inc. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 000-24996), dated November 1, 2005, as filed with the Securities and Exchange Commission on November 3, 2005).

2.4
Share Purchase Agreement, dated May 9, 2006, by and among the Company, Enable Corp., and the stockholders of Enable Corp. listed on the signature page (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 000-24996), dated May 9, 2006, as filed with the Securities and Exchange Commission on May 12, 2006).

2.5
Agreement and Plan of Merger among the Company, Jets Acquisition Sub, Inc. and EasyLink Services Corporation, dated May 3, 2007 (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 000-24996), dated May 3, 2007, as filed with the Securities and Exchange Commission on May 9, 2007).

2.6
Company Voting Agreement, dated May 3, 2007, between the Company and certain stockholders of EasyLink Services Corporation (Incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K (File No. 000-24996), dated May 3, 2007, as filed with the Securities and Exchange Commission on May 9, 2007).

3(i).1
Amended and Restated Certificate of Incorporation of Infosafe Systems, Inc., dated August 27, 1997, as filed with the Secretary of State of Delaware on August 27, 1997 (Incorporated by reference to Exhibit 3(i).1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2009 (File No. 000-24996), as filed with the Securities and Exchange Commission on June 15, 2009).

Exhibit No.	Description

3(i).2
Certificate of Merger of Internet Commerce Corporation into Infosafe Systems, Inc., dated September 23, 1998, as filed with the Secretary of State of Delaware on September 23, 1998 (Incorporated by reference to Exhibit 3(i).2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2009 (File No. 000-24996), as filed with the Securities and Exchange Commission on June 15, 2009).

3(i).3
Certificate of Amendment to the Amended Certificate of Incorporation of Infosafe Systems, Inc., dated September 23, 1998, as filed with the Secretary of State of Delaware on September 23, 1998 (Incorporated by reference to Exhibit 3(i).3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2009 (File No. 000-24996), as filed with the Securities and Exchange Commission on June 15, 2009).

3(i).4
Certificate of Powers, Designations, Preferences and Relative, Participating, Optional and Other Special Rights of the Series C Convertible Redeemable Preferred Stock of Internet Commerce Corporation, dated January 5, 2000, as filed with the Secretary of State of Delaware on January 6, 2000 (Incorporated by reference to Exhibit 3(i).4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2009 (File No. 000-24996), as filed with the Securities and Exchange Commission on June 15, 2009).

3(i).5
Certificate of Powers, Designations, Preferences and Relative, Participating, Optional and Other Special Rights of the Series D Convertible Redeemable Preferred Stock of Internet Commerce Corporation, dated April 29, 2003, as filed with the Secretary of State of Delaware on April 29, 2003 (Incorporated by reference to Exhibit 3(i).5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2009 (File No. 000-24996), as filed with the Securities and Exchange Commission on June 15, 2009).

3(i).6
Certificate of Ownership and Merger of Internet Commerce Corporation and Enable Corp., dated August 20, 2007, as filed with the Secretary of State of Delaware on August 20, 2007 (Incorporated by reference to Exhibit 3(i).6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2009 (File No. 000-24996), as filed with the Securities and Exchange Commission on June 15, 2009).

3(i).7
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of EasyLink Services International Corporation, dated August 20, 2007, as filed with the Secretary of State of Delaware on August 22, 2007 (Incorporated by reference to Exhibit 3(i).7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2009 (File No. 000-24996), as filed with the Securities and Exchange Commission on June 15, 2009).

3(i).8
Certificate of Powers, Designations, Preferences and Relative, Participating, Optional and Other Special Rights of the Series E Redeemable Preferred Stock of EasyLink Services International Corporation, dated May 18, 2009, as filed with the Secretary of State of Delaware on May 18, 2009 (Incorporated by reference to Exhibit 3(i).8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2009 (File No. 000-24996), as filed with the Securities and Exchange Commission on June 15, 2009).

3(i).9
Certificate of Powers, Designations, Preferences and Relative, Participating, Optional and Other Special Rights of the Series F Junior Participating Preferred Stock of EasyLink Services International Corporation, dated August 25, 2009, as filed with the Secretary of State of Delaware on August 25, 2009 (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 000-24996), dated August 25, 2009, as filed with the Securities and Exchange Commission on August 31, 2009).

3(ii).1
Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 000-24996), dated June 30, 1999, as filed with the Securities and Exchange Commission on July 1, 1999).

3(ii).2
Amendment to Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2006 (File No. 000-24996), dated June 12, 2006, as filed with the Securities and Exchange Commission on June 12, 2006).

Exhibit No.	Description

4.1
Specimen Certificate for class A common stock of EasyLink Services International Corporation (Incorporated by reference to Exhibit 4.4 to the Company’s registration statement on Form S-3, dated September 19, 2007 (File No. 000-146165), as filed with the Securities and Exchange Commission on September 19, 2007).

4.2
Specimen Certificate for Series E Preferred Redeemable Stock of EasyLink Services International Corporation (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 000-24996), dated May 19, 2009, as filed with the Securities and Exchange Commission on May 21, 2009).

4.3
Form of Registration Rights Agreement, dated April 30, 2003, among the Company and the purchasers of shares of class A common stock identified therein (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 000-24996), dated April 30, 2003, as filed with the Securities and Exchange Commission on May 2, 2003).

4.4
Form of Registration Rights Agreement, dated April 30, 2003, among the Company and Blue Water Venture Fund II, L.L.C. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 000-24996), dated April 30, 2003, as filed with the Securities and Exchange Commission on May 2, 2003).

4.5
Form of Securities Purchase Agreement, dated as of April 15, 2004, by and among the Company and the purchasers named therein (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-24996), dated April 20, 2004, as filed with the Securities and Exchange Commission on April 20, 2004).

4.6
Form of Warrant, dated as of April 20, 2004 (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 000-24996), dated April 20, 2004, as filed with the Securities and Exchange Commission on April 20, 2004).

4.7
Form of Registration Rights Agreement, dated as of April 20, 2004, by and among the Company and the purchasers named therein (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 000-24996), dated April 20, 2004, as filed with the Securities and Exchange Commission on April 20, 2004).

4.8
Form of Registration Rights Undertaking, dated as of June 22, 2004, by the Company in favor of the shareholders of Electronic Commerce Systems, Inc. (Incorporated by reference to Exhibit 4.12 to the Company’s Current Report on Form 8-K (File No. 000-24996), dated June 22, 2004, as filed with the Securities and Exchange Commission on June 22, 2004).

4.9
Registration Rights Agreement, dated May 9, 2006, by and among the Company and Crossbow Venture Partners, LP (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-24996), dated May 9, 2006, as filed with the Securities and Exchange Commission on May 12, 2006).

4.10
Securities Purchase Agreement, dated as of May 3, 2007, by and among the Company and the Purchasers identified on the signature pages thereto (Incorporated by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K (File No. 000-24996), dated May 3, 2007, as filed with the Securities and Exchange Commission on May 9, 2007).

Exhibit No.	Description

4.11
Securities Purchase Agreement, dated as of July 2, 2007, by and among the Company and the Purchasers identified on the signature pages thereto (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 000-24996), dated July 2, 2007, as filed with the Securities and Exchange Commission on July 9, 2007).

4.12
Security Agreement, dated as of July 2, 2007, by and among Internet Commerce Corporation, the Purchasers identified on the signature pages thereto and York Capital Management, L.P. (Incorporated by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K (File No. 000-24996), dated July 2, 2007, as filed with the Securities and Exchange Commission on July 9, 2007).

4.13
Form of Subsidiary Security Agreement, dated as of July 2, 2007, by each subsidiary of Internet Commerce Corporation, the Purchasers identified on the signature pages thereto and York Capital Management, L.P. (Incorporated by reference to Exhibit 2.4 to the Company’s Current Report on Form 8-K (File No. 000-24996), dated July 2, 2007, as filed with the Securities and Exchange Commission on July 9, 2007).

4.14
Form of Subsidiary Guaranty, dated as of July 2, 2007, by each subsidiary of Internet Commerce Corporation in favor of the Purchasers identified on the signature pages thereto (Incorporated by reference to Exhibit 2.5 to the Company’s Current Report on Form 8-K (File No. 000-24996), dated July 2, 2007, as filed with the Securities and Exchange Commission on July 9, 2007).

4.15
Amendment to Securities Purchase Agreement, dated as of August 20, 2007, by and among the Company and the Purchasers identified on the signature pages thereto (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K/A (File No. 000-24996), dated August 21, 2007, as filed with the Securities and Exchange Commission on December 4, 2007).

4.16
Second Amendment to Securities Purchase Agreement, dated as of December 18, 2007, by and among EasyLink Services International Corporation and each of the Purchasers identified on the signature pages thereto (Incorporated by reference to Exhibit 2.1 to the Company’s Report on Form 8-K (File No. 000-24996), dated December 18, 2007, as filed with the Securities and Exchange Commission on December 20, 2007).

4.17
Third Amendment to Securities Purchase Agreement, dated as of February 22, 2008, by and among EasyLink Services International Corporation and each of the Purchasers identified on the signature pages thereto (Incorporated by reference to Exhibit 2.1 to the Company’s Report on Form 8-K (File No. 000-24996), dated February 22, 2008, as filed with the Securities and Exchange Commission on February 25, 2008).

4.18
Fourth Amendment to Securities Purchase Agreement, dated as of December 31, 2008, by and among EasyLink Services International Corporation and each of the Purchasers identified on the signature pages thereto (Incorporated by reference to Exhibit 2.1 to the Company’s Report on Form 8-K (File No. 000-24996), dated December 31, 2008, as filed with the Securities and Exchange Commission on January 7, 2009).

10.1	1994 Stock Option Plan (Incorporated by reference to Exhibit 10.1 to the Company’s registration statement on form SB-2 (File no. 33-83940), as filed with the Securities and Exchange Commission).

10.2
Amended and Restated Stock Option Plan (As of June 30, 1999) (Incorporated by reference to Exhibit A to the Company’s proxy statement for the annual meeting of stockholders for the year ended July 31, 1999 (File No. 000-24996), as filed with the Securities and Exchange Commission on May 23, 2000).

Exhibit No.	Description

10.3
Internet Commerce Corporation 2005 Stock Option Plan (Incorporated by reference to Annex B to the Company’s proxy statement for the annual meeting of stockholders for the year ended July 31, 2005 (File No. 000-24996), as filed with the Securities and Exchange Commission on November 28, 2005).

10.4
Amendment to Internet Commerce Corporation 2005 Stock Option Plan (Incorporated by reference to Annex D to the Company’s proxy statement for the special meeting of stockholders dated July 17, 2007 (File No. 000-24996), as filed with the Securities and Exchange Commission on July 17, 2007.

10.5
Lease Agreement between 805 Third Ave. Co. and the Company relating to the rental of the Company’s current principal executive office (Incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended October 31, 1997 (File No. 000-24996), as filed with the Securities and Exchange Commission on December 12, 1997).

10.6
Lease Agreement, dated as of May 21, 1999, between JB Squared LLC and the Company relating to the rental of approximately 4,000 square feet at the Lakeview Executive Center, 45 Research Way, East Setauket, New. York, 11733 (Incorporated by reference to Exhibit 10.6 to Amendment No. 3 to the Company’s registration statement on Form S-3 (File No. 333-80043), as filed with the Securities and Exchange Commission on October 18, 1999).

10.7
Master Agreement between Cable & Wireless PLC and the Company executed on November 24, 1999 (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K (File No. 000-24996), dated November 24, 1999, as filed with the Securities and Exchange Commission on December 1, 1999).

10.8
First Amendment to Lease Agreement, dated as of January 2000, by and between JB Squared LLC and the Company relating to the rental of an additional approximately 4,800 square feet at the Lakeview Executive Center, 45 Research Way, East Setauket, New York 11733 (Incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-KSB for the year ended July 31, 2000 (File No. 000-24996), as filed with the Securities and Exchange Commission on October 13, 2000).

10.9
First Amendment of Lease Agreement between Madison Third Building Companies LLC and the Company relating to the rental of additional Office space at 805 Third Avenue, New York, New York 10022 (Incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-KSB for the year ended July 31, 2000 (File No. 000-24996), as filed with the Securities and Exchange Commission on October 13, 2000).

10.10
Lease Agreement, dated as of August 2, 2000, by and between IDC Realty, LLC as landlord and the Company as tenant relating to the rental of an approximately 8,000 square feet facility used by the Company’s Service Bureau division (Incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-KSB for the year ended July 31, 2000 (File No. 000-24996), as filed with the Securities and Exchange Commission on October 13, 2000).

10.11
Lease Agreement, dated as of May 13, 1999, by and between Shannon Oaks Partnership as landlord and RTCI as tenant relating to the rental of an approximately 8,000 square feet facility used by the Company’s Professional Services division (Incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended July 31, 2001 (File No. 000-24996), as filed with the Securities and Exchange Commission on October 30, 2001).

Exhibit No.	Description

10.12
License Agreement with Triaton and the Company, dated July 19, 2002 (Incorporated by reference to Exhibit 10.25 to the Company’s registration statement on Form S-3 (file No. 333-99059), as filed with the Securities and Exchange Commission on August 30, 2002).

10.13
Form of Subscription Agreement, dated as of April 30, 2003, among the Company and the purchasers of shares of Class A common stock identified therein (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-24996), dated April 30, 2003, as filed with the Securities and Exchange Commission on May 2, 2003).

10.14
Form of Subscription Agreement, dated as of April 30, 2003, between the Company and Blue Water Venture Fund II, L.L.C. for the purchase of shares of Series D Preferred Stock (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 000-24996), dated April 30, 2003, as filed with the Securities and Exchange Commission on May 2, 2003).

10.15
Accounts Receivable Financing Agreement, dated as of May 30, 2003, by and between Silicon Valley Bank and the Company (Incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended July 31, 2003 (File No. 000-24996), as filed with the Securities and Exchange Commission on October 31, 2003).

10.16
First Loan Modification Agreement, dated as of October 22, 2003, by and between Silicon Valley Bank and the Company (Incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended July 31, 2003 (File No. 000-24996), as filed with the Securities and Exchange Commission on October 31, 2003).

10.17
Intellectual Property Security Agreement, dated as of May 30, 2003, by and between Silicon Valley Bank and the Company (Incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended July 31, 2003 (File No. 000-24996), as filed with the Securities and Exchange Commission on October 31, 2003).

10.18
Form of Securities Purchase Agreement, dated as of April 15, 2004, by and among the Company and the purchasers listed on Schedule 1 thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-24996), dated April 20, 2004, as filed with the Securities and Exchange Commission on April 20, 2004).

10.19
Fourth Loan Modification Agreement, dated as of March 16, 2005, by and between SVB and the Company (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-24996), dated March 18, 2005, as filed with the Securities and Exchange Commission on March 18, 2005).

10.20
Sublease Agreement, dated as of May 18, 2005, by and between Bianco Hopkins & Associates, Inc. and the Company (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-24996), dated May 24, 2005, as filed with the Securities and Exchange Commission on May 24, 2005).

10.21
Stock Purchase Agreement, dated December 20, 2006, between Internet Commerce Corporation and 3V Capital Master Fund Ltd. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-24996), dated December 20, 2006, as filed with the Securities and Exchange Commission on December 22, 2006).

Exhibit No.	Description

10.22
Stock Purchase Agreement, dated December 20, 2006, between Internet Commerce Corporation and Distressed/High Yield Trading Opportunities, Ltd. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 000-24996), dated December 20, 2006, as filed with the Securities and Exchange Commission on December 22, 2006).

10.23
Agreement and General Release, effective as of March 1, 2007, by and between the Company and Arthur R. Medici (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-24996), dated March 1, 2007, as filed with the Securities and Exchange Commission on March 8, 2007).

10.24
Arthur R. Medici Resignation Letter, effective March 1, 2007 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 000-24996), dated March 1, 2007, as filed with the Securities and Exchange Commission on March 8, 2007).

10.25
Stockholder Rights Agreement, dated as of August 25, 2009, between EasyLink Services International Corporation and American Stock Transfer and Trust Company, LLC, as rights agent, which includes the Form of the Certificate of Designations of the Series F Junior Participating Preferred Stock attached as Exhibit A thereto, the Form of Rights Certificate attached as Exhibit B thereto, and the Summary of Rights to Purchase Preferred Shares attached as Exhibit C thereto (Incorporated by reference to Exhibit 4.1 to the Company’s Report on Form 8-K (File No. 000-24996), dated August 25, 2009, as filed with the Securities and Exchange Commission on August 31, 2009).

10.26
Revolving Credit and Term Loan Agreement, dated as of May 19, 2009, among EasyLink Services International Corporation, as Borrower, the Lenders from time to time party thereto, SunTrust Bank, as Administrative Agent, and The Private Bank and Trust Company, as Syndication Agent (Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K (File No. 000-24996), dated May 19, 2009, as filed with the Securities and Exchange Commission on May 21, 2009).

10.27
Form of Term Note (Incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K (File No. 000-24996), dated May 19, 2009, as filed with the Securities and Exchange Commission on May 21, 2009).

10.28
$2,000,000 Revolving Credit Note among EasyLink Services International Corporation, as Borrower, and SunTrust Bank, as Lender, dated May 19, 2009 (Incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 8-K (File No. 000-24996), dated May 19, 2009, as filed with the Securities and Exchange Commission on May 21, 2009).

10.29
Subsidiary Guaranty Agreement, dated as of May 19, 2009, by and among EasyLink Services International Corporation, as Borrower, each of its subsidiaries listed on Schedule 1 thereto and SunTrust Bank, as Administrative Agent for the Lenders (Incorporated by reference to Exhibit 10.4 to the Company’s Report on Form 8-K (File No. 000-24996), dated May 19, 2009, as filed with the Securities and Exchange Commission on May 21, 2009).

10.30
Security Agreement, dated as of May 19, 2009, among EasyLink Services International Corporation, as Borrower, each of its subsidiaries signatory thereto, each of its subsidiaries that thereafter becomes a party thereto and SunTrust Bank, as Administrative Agent for the Lenders (Incorporated by reference to Exhibit 10.5 to the Company’s Report on Form 8-K (File No. 000-24996), dated May 19, 2009, as filed with the Securities and Exchange Commission on May 21, 2009).

Exhibit No.	Description

10.31
Stock Pledge Agreement, dated as of May 19, 2009, by EasyLink Services International Corporation, as Borrower, and its subsidiaries signatory thereto, in favor of SunTrust Bank, as Administrative Agent for the Lenders (Incorporated by reference to Exhibit 10.6 to the Company’s Report on Form 8-K (File No. 000-24996), dated May 19, 2009, as filed with the Securities and Exchange Commission on May 21, 2009).

10.32
Securities Exchange Agreement, dated as of May 19, 2009, by and among EasyLink Services International Corporation and each of the Purchasers identified on the signature pages thereto (Incorporated by reference to Exhibit 10.7 to the Company’s Report on Form 8-K (File No. 000-24996), dated May 19, 2009, as filed with the Securities and Exchange Commission on May 21, 2009).

10.33
Form of Warrant (Incorporated by reference to Exhibit 10.8 to the Company’s Report on Form 8-K (File No. 000-24996), dated May 19, 2009, as filed with the Securities and Exchange Commission on May 21, 2009).

10.34
Second Amended and Restated Employment Agreement between EasyLink Services International Corporation and Thomas J. Stallings, dated September 28, 2009) (Confidential Treatment has been requested with respect to portions of this Exhibit. The omitted portions of this Exhibit were filed separately with the SEC.) (Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K (File No. 001-34446), dated September 28, 2009, as filed with the Securities and Exchange Commission on October 2, 2009).

10.35
Second Amended and Restated Employment Agreement between EasyLink Services International Corporation and Glen E. Shipley, dated September 28, 2009) (Confidential Treatment has been requested with respect to portions of this Exhibit. The omitted portions of this Exhibit were filed separately with the SEC.) (Incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K (File No. 001-34446), dated September 28, 2009, as filed with the Securities and Exchange Commission on October 2, 2009).

10.36
Second Amended and Restated Employment Agreement between EasyLink Services International Corporation and Terri Deuel, dated September 28, 2009) (Confidential Treatment has been requested with respect to portions of this Exhibit. The omitted portions of this Exhibit were filed separately with the SEC.) (Incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 8-K (File No. 001-34446), dated September 28, 2009, as filed with the Securities and Exchange Commission on October 2, 2009).

10.37
Second Amended and Restated Employment Agreement between EasyLink Services International Corporation and Kevin R. Maloney, dated September 28, 2009) (Confidential Treatment has been requested with respect to portions of this Exhibit. The omitted portions of this Exhibit were filed separately with the SEC.) (Incorporated by reference to Exhibit 10.4 to the Company’s Report on Form 8-K (File No. 001-34446), dated September 28, 2009, as filed with the Securities and Exchange Commission on October 2, 2009).

10.38
Amended and Restated Employment Agreement between EasyLink Services International Corporation and Chris A. Parker, dated September 28, 2009) (Confidential Treatment has been requested with respect to portions of this Exhibit. The omitted portions of this Exhibit were filed separately with the SEC.) (Incorporated by reference to Exhibit 10.5 to the Company’s Report on Form 8-K (File No. 001-34446), dated September 28, 2009, as filed with the Securities and Exchange Commission on October 2, 2009).

Exhibit No.	Description

14.1
Code of Ethics and Business Conduct (Incorporated by reference to Exhibit 14.1 to the Company’s Current Report on Form 8-K (File No. 000-24996), dated February 21, 2008, as filed with the Securities and Exchange Commission on February 22, 2008).

16.1
Letter of Tauber & Balser, P.C. to the Securities and Exchange Commission, dated October 31, 2007, pursuant to Item 304 (a)(3) of Regulation S-K (Incorporated by reference to Exhibit 16.1 to the Company’s Report on Form 8-K/A (File No. 000-24996), dated October 26, 2007, as filed with the Securities and Exchange Commission on October 31, 2007).

21.1	List of Subsidiaries

23.1	Consent of Friedman LLP.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
of EasyLink Services International Corporation
Norcross, Georgia
We have audited the accompanying consolidated balance sheets of EasyLink Services International Corporation and subsidiaries (the “Company”) as of July 31, 2009 and July 31, 2008, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income (loss), and cash flows for each of the two years in the period ended July 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). These standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of their internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion of the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EasyLink Services International Corporation and subsidiaries as of July 31, 2009 and July 31, 2008, and the results of its operations and its cash flows for each of the two years in the period ended July 31, 2009, in conformity with U.S. generally accepted accounting principles.
/s/ Friedman LLP
East Hanover, New Jersey
October 29, 2009

EASYLINK SERVICES INTERNATIONAL CORPORATION
Consolidated Balance Sheets

	As of July 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$10,972,365	$32,091,005
Accounts receivable, net of allowance for doubtful accounts and allowance for sales returns and allowances of $1,461,368 and $1,723,041, respectively	11,508,674	13,575,782
Prepaid expenses and other current assets	2,766,360	4,399,267
Deferred tax asset	1,069,499	1,014,925

Total current assets	26,316,898	51,080,979

Property and equipment, net	8,230,843	8,551,927
Goodwill	34,840,654	40,209,960
Other intangible assets, net	21,406,880	27,742,466
Deferred tax asset, net of valuation allowance	4,887,272	3,343,778
Other assets	634,156	595,689

Total assets	$96,316,703	$131,524,799

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,044,378	$2,820,744
Notes payable	9,495,374	7,052,313
Accrued expenses	6,644,665	10,683,206
Deferred revenue and other current liabilities	1,847,336	1,861,869

Total current liabilities	21,031,753	22,418,132

Note payable, long term	17,512,034	47,497,402
Other liabilities	553,762	1,005,505

Total liabilities	39,097,549	70,921,039

Commitments and contingencies

Stockholders’ Equity:
Preferred stock — 5,000,000 shares authorized, including 5,000 shares of series C and 10,000 of series E:
Series C Preferred Stock — par value $.01 per share, 44.76 votes per share; 5,000 and 5,000 shares issued and outstanding, respectively in 2009 and 2008 (liquidation value of $5,116,164 at 2009 and $5,116,393 at 2008)	50	50
Series E Preferred Stock — par value $.01 per share; 6,577 shares issued and outstanding in 2009 (liquidation value of $6,710,342)	66	—
Common stock:
Class A — par value $.01 per share, 300,000,000 shares authorized, one vote per share; 27,261,193 and 25,125,088 shares issued in 2009 and 2008	272,612	251,251

Additional paid-in capital	138,463,290	125,457,794
Treasury stock, 1,000,000 and 109,250 shares, respectively in 2009 and 2008 at cost	(2,122,288)	(303,325)
Accumulated other comprehensive loss	(4,442,091)	(1,063,266)
Accumulated deficit	(74,952,485)	(63,738,744)

Total stockholders’ equity	57,219,154	60,603,760

Total liabilities and stockholders’ equity	$96,316,703	$131,524,799

See notes to consolidated financial statements.

EASYLINK SERVICES INTERNATIONAL CORPORATION
Consolidated Statements of Operations

	Year Ended July 31,
	2009	2008

Service revenues, net	$85,365,938	$92,161,497

Cost of services	25,571,832	26,565,296

Gross profit	59,794,106	65,596,201

Operating expenses:
Product development and enhancement	7,514,871	8,233,345
Selling and marketing	13,289,886	11,632,351
General and administrative	29,520,309	29,846,397
Goodwill and Intangible impairment	4,245,914	—

Operating income	5,223,126	15,884,108

Other income (expense):
Interest and investment income	170,989	755,314
Interest expense	(11,136,904)	(12,843,809)
Equity in losses in investments	—	(930,269)
Foreign exchange gain/(loss)	(101,404)	775,100
Loss on extinguishment of debt	(5,502,319)	—
Other income (expense)	(453,759)	221,187

	(17,023,397)	(12,022,477)

Income (loss) before income taxes	(11,800,271)	3,861,631

Benefit for income taxes	(621,135)	(12,439,120)

Net income (loss)	(11,179,136)	16,300,751

Dividends on preferred stock	(333,113)	(200,229)

Net income (loss) attributable to common stockholders	$(11,512,249)	$16,100,522

Basic income (loss) per common share	$(0.46)	$0.66

Diluted income (loss) per common share	$(0.46)	$0.50

Anti-dilutive stock options, warrants, Series A and Series B Convertible Notes and Series C and Series E preferred stock	7,319,041	5,751,389

Weighted average number of common shares outstanding — basic	24,807,570	24,537,719

Weighted average number of common shares outstanding — diluted	24,807,570	47,783,857

See notes to consolidated financial statements.

EASYLINK SERVICES INTERNATIONAL CORPORATION
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income\(Loss)

	Preferred Stock						Common Stock				Additional	Accumulated Other		Total
	Series C		Series D		Series E		Class A		Treasury Stock		Paid-in	Comprehensive	Accumulated	Stockholders
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance — July 31, 2007	5,000	$50	250	$3	—	$—	23,263,056	$232,630	—	—	$101,860,585	—	$(79,953,632)	$22,139,636

Cumulative effect of FIN 48 adoption													(85,863)	(85,863)

Foreign currency translation adjustments												(1,056,327)		(1,056,327)

Unrealized loss on investment net of tax												(6,939)		(6,939)

Net Income													16,300,751	16,300,751

Total Comprehensive Income														15,151,622

Forfeiture of cash related to options issued in acquisition of RTCI											6,342			6,342

Issuances of Common Stock							914,029	9,141			5,109,696			5,118,837

Accrued dividends on preferred stock											(200,229)			(200,229)

Stock based compensation-											685,791			685,791

Relative fair value of warrants issued in connection with Notes Payable											7,005,372			7,005,372

Beneficial conversion Feature associated with Notes Payable											9,316,471			9,316,471

Conversion of Series D preferred stock			(250)	(3)			192,307	1,923			(1,920)			—

Issuance of restricted stock for compensation							102,279	1,023			(1,023)			—

Repurchase of common stock									(109,250)	$(303,325)				(303,325)

Proceeds from exercise of employee stock options including income tax benefits							554,817	5,548			1,458,803			1,464,351

Proceeds from exercise of warrants							98,600	986			217,906			218,892

Balance — July 31, 2008	5,000	$50	—	—	—	$—	25,125,088	$251,251	(109,250)	$(303,325)	$125,457,794	(1,063,266)	$(63,738,744)	$60,603,760

EASYLINK SERVICES INTERNATIONAL CORPORATION
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income\(Loss)

	Preferred Stock						Common Stock				Additional	Accumulated Other		Total
	Series C		Series D		Series E		Class A		Treasury Stock		Paid-in	Comprehensive	Accumulated	Stockholders
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance — July 31, 2008	5,000	$50	—	$—	—	$—	25,125,088	$251,251	(109,250)	$(303,325)	$125,457,794	(1,063,266)	$(63,738,744)	$60,603,760

Foreign currency translation adjustments												(3,383,369)		(3,383,369)

Change in value of stock investments												4,544		4,544

Net loss													(11,179,136)	(11,179,136)

Total Comprehensive loss														(14,557,961)

Accrued dividends on preferred stock											(298,507)		(34,605)	(333,112)

Stock based compensation-											601,259			601,259

Forfeiture of cash related to options issued in acquisition of RTCI											547			547

Equity issued in connection with Debt Extinguishment					6,577	66	1,980,426	19,804			12,363,300			12,383,170

Issuance of restricted stock for compensation							150,429	1,504			330,970			332,474

Repurchase of common stock									(890,750)	$(1,818,963)				(1,818,963)

Proceeds from exercise of employee stock options including income tax benefits							5,250	53			7,927			7,980

Balance — July 31, 2009	5,000	$50	—	$—	6,577	$66	27,261,193	$272,612	(1,000,000)	$(2,122,288)	$138,463,290	$(4,442,091)	$(74,952,485)	$57,219,154

EASYLINK SERVICES INTERNATIONAL CORPORATION
Consolidated Statements of Cash Flows

	Year Ended July 31,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$(11,179,136)	$16,300,751
Adjustments to reconcile net (loss) to net cash provided by operating activities:

Depreciation and amortization	8,429,060	8,480,474
Bad debt expense	999,391	430,827
Amortization of discount and other non-cash interest expense	11,919,401	7,142,534
Loss on disposal of fixed assets	84,787	—
Goodwill and intangible asset impairment	4,245,914	—
Change in valuation reserve	2,598,747	(13,832,634)
Non-cash charges for equity instruments issued for compensation and services	933,734	685,791
Non-cash equity in losses of investment and other non-cash items	—	835,309

Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	683,734	(930,247)
Prepaid expenses and other assets	(3,394,953)	4,970,225
Accounts payable	357,402	(2,244,532)
Accrued expenses	(3,546,249)	(4,624,566)
Deferred revenue and other current liabilities	(224,028)	353,105
Other long term liabilities	(420,570)	(4,896,337)

Net cash provided by operating activities	11,487,234	12,670,700

Cash flows from investing activities:
Payment for purchase of acquisitions, net of cash acquired	(625,000)	(49,384,596)
Additional cost of previous acquisition	—	(259,288)
Purchases of property and equipment	(2,956,543)	(1,874,084)
Sale of business	788,491	4,504,477
Net cash from investment	54,449	(60,522)

Net cash used in investing activities	(2,738,603)	(47,074,013)

Cash flows from financing activities:
Net borrowings from issuance of notes payable	30,000,000	59,936,323
Payments of notes payable and debt extinguishment	(57,078,533)	—
Proceeds from exercises of employee stock options and restricted stock	7,980	1,655,986
Purchase of treasury stock	(1,818,963)	(303,325)
Payment of dividends on Preferred Stock	(200,000)	(200,000)

Net cash used in financing activities	(29,089,516)	61,088,984

Effect of foreign exchange rates on cash and cash equivalents	(777,755)	(38,842)
Net increase (decrease) in cash and cash equivalents	(21,118,640)	26,646,829
Cash and cash equivalents, beginning of year	32,091,005	5,444,176

Cash and cash equivalents, end of year	$10,972,365	$32,091,005

Supplemental disclosure of cash flow information:
Cash paid for interest	$6,467,457	$4,891,473
Cash paid for income taxes	$1,111,434	$1,475,213
See notes to consolidated financial statements.

EASYLINK SERVICES INTERNATIONAL CORPORATION
Notes to Consolidated Financial Statements
1. ORGANIZATION AND NATURE OF BUSINESS
EasyLink Services International Corporation (“ESIC”) is a Delaware corporation founded in 1991. Prior to the merger with EasyLink Services Corporation (“ESC”) in August 2007, the Company was known as Internet Commerce Corporation. ESIC is a global provider of value added services that facilitate the electronic exchange of documents and information between enterprises, their trading communities and their customers. The Company delivers a majority of its services through a global Internet Protocol (“IP”) network, which hosts its applications on enterprise-class platforms that are comprised of server and network operations centers located worldwide.
ESIC’s core services include electronic data interchange (“EDI”) services, fax services, telex services and other services that are integral to the movement of money, materials, products and people in the global economy including documents such as insurance claims, trade and travel confirmations, purchase orders, invoices, shipping notices and funds transfers that help our customers to be more efficient and mobile. ESIC’s operations include two business segments defined as follows:
•	Supply Chain Messaging (“Supply Chain”) segment, which includes all EDI and telex services.
•	On Demand Messaging (“On Demand”) segment, which includes all fax, e-mail, document capture and management (“DCM”) and workflow services.
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
Revenue recognition
Revenue is recognized when persuasive evidence of an arrangement exists, services are rendered, pricing is fixed or determinable and collectability is reasonably assured. We derive revenue from various services, which mainly include transaction, monthly service and fax transmission fees. These fees are comprised of both fixed and usage-based fees. Fixed fees are generally recognized on a pro-rata basis over the service period. Usage fees are generally recognized in the period the services are rendered.
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
Equity accounting for investments
Equity investments, in which we exercise significant influence but do not control and are not the primary beneficiary, are accounted for using the equity method of accounting. Investments in which we do not exercise significant influence are accounted for using the cost method of accounting.
Fair value of financial instruments
The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable, restricted time deposits, accounts payable, accrued expenses, and other liabilities excluding deferred revenue, approximate fair value due to their short maturities.
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
Earnings per share of common stock
Earnings per share (“EPS”) are calculated under the current guidance of accounting standards, which require dual presentation of “basic” and “diluted” earnings per share on the face of the statement of operations. Basic earnings per common share is computed by dividing the net income or loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share is calculated by dividing net income or loss attributable to common stockholders by the weighted average number of shares of common stock outstanding and all dilutive potential common shares that were outstanding during the period.

EASYLINK SERVICES INTERNATIONAL CORPORATION
Notes to Consolidated Financial Statements
2. SIGNIFICANT ACCOUNTING POLICIES AND PROCEDURES (CONT’D)
The following data show the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock:

	For the year ended July 31, 2009
			Per Share
	Income	Shares	Amount
Net income	$(11,179,136)
Less: Series C preferred dividends	(199,771)
Less: Series E preferred dividends	(133,342)

Basic EPS
Income available to common stockholders	(11,512,249)	24,807,570	$(0.46)

Diluted EPS
Income available to common stockholders	$(11,512,249)	24,807,570	$(0.46)

	For the year ended July 31, 2008
			Per Share
	Income	Shares	Amount
Net income	$16,300,751
Less: Series C preferred dividends	(200,229)

Basic EPS
Income available to common stockholders	16,100,522	24,537,719	$0.66

Effect of Dilutive Securities
Warrants	—	221,322
Stock options	—	1,053,487
Restricted stock	—	12,544
Shares issued upon conversion of Series A & B Notes	7,619,326	21,958,786

Diluted EPS
Income available to common stockholders	$23,719,848	47,783,857	$0.50

Stock-based compensation
Under the fair value recognition principles of accounting standards regarding share based payments, share-based compensation costs are measured at the grant date based on the fair value of the award and is recognized as expense over the applicable vesting period of the stock award (generally three years) using the straight-line method.
Other intangible assets
Other intangible assets consist of customer relationships, internally developed software, and trade names and are carried at cost less accumulated amortization. Other intangible assets are amortized on a straight-line basis over their expected lives, which is determined at acquisition.

EASYLINK SERVICES INTERNATIONAL CORPORATION
Notes to Consolidated Financial Statements
2. SIGNIFICANT ACCOUNTING POLICIES AND PROCEDURES (CONT’D)
We evaluate whether other intangible assets have been impaired when circumstances indicate the carrying value of those assets may not be recoverable. For such assets, an impairment exists when its carrying value exceeds the sum of estimates of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.
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
Beneficial Conversion Feature, Value of Warrants and Accretive Interest Expense
Under GAAP, a beneficial conversion feature is required to be recognized on the date that a convertible instrument becomes convertible into equity shares and the fair market value of those equity shares exceeds the conversion price under the convertible instrument. In addition, a separate fair market value as determined by the Black-Scholes option-pricing model is to be applied to detachable warrants issued in conjunction with debt financings. These amounts are recorded as a reduction in the face value of the issued convertible or debt instrument with an offset going to additional paid-in-capital. This reduction accretes through the profit and loss statement as interest expense using the effective interest rate method over the life of the convertible debt instrument.
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
Codification of Generally Accepted Accounting Principles
In June 2009, the Financial Accounting Standards Board issued SFAS No. 168 The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”). The FASB Accounting Standards Codification has become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB effective September 15, 2009. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws continue to be sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. As the principal source of authoritative accounting literature following its release, we will be required to revise our filings commencing with our quarterly period ended October 31, 2009 to reflect references to the Codification. All of the statements above have been included in and superseded by the codification.
These financial statements were approved by management and made available for issuance on October 29, 2009. Management has evaluated subsequent events through this date.

EASYLINK SERVICES INTERNATIONAL CORPORATION
Notes to Consolidated Financial Statements
3. ACQUISITION OF EASYLINK SERVICES CORPORATION
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
During the first quarter of fiscal 2008, the Company recorded a share of the losses incurred by ESC for the days in August prior to the acquisition based on the ownership percentage that the Company held at the acquisition date. The Company’s share of the losses for the period equaled $930,269.
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

EASYLINK SERVICES INTERNATIONAL CORPORATION
Notes to Consolidated Financial Statements
3. ACQUISITIONS (CONT’D)
Estimates of acquired intangible assets are as follows:

		Weighted Average
	Estimated	Estimated
Acquired Intangible Assets	Fair Value	Useful Life
Customer Relationships	$19,400,000	8
Internally developed software	8,700,000	4
Trade name	3,185,000	Indefinite
Goodwill	36,867,448	Non-amortizable
4. DISPOSITIONS
On December 7, 2007, ESIC, ESC, and j2 Global Communications, Inc. (“j2 Global”) entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) pursuant to which ESC sold to j2 Global certain assets and liabilities relating to and used in ESC’s web-based fax delivery service known as RapidFax. The net purchase price paid by j2 Global was $5.3 million in cash after certain adjustments including a holdback amount as set forth in the Asset Purchase Agreement. No gain or loss was recognized from this sale.
5. GOODWILL AND OTHER INTANGIBLE ASSETS
Intangible assets are summarized as follows:

	July 31,
	Weighted average
	amortization
	period (years)	2009	2008

Mapping technology	5	$—	$4,780,000
Purchased customer relationships	6 - 8	18,056,771	20,053,128
Internally developed systems	4	10,607,355	11,806,571
Trade names	<1	3,766,992	3,435,000

Intangible assets, gross		32,431,118	40,074,699

Less accumulated amortization:
Mapping technology		—	(4,780,000)
Purchased customer relationships		(4,919,923)	(3,418,196)
Internally developed systems		(5,989,037)	(4,054,474)
Trade names		(115,278)	(79,563)

Accumulated amortization		(11,024,238)	(12,332,233)

Intangible assets, net		$21,406,880	$27,742,466

Trade names in the amount of $3,516,992 are not amortizable.

EASYLINK SERVICES INTERNATIONAL CORPORATION
Notes to Consolidated Financial Statements
5. GOODWILL AND OTHER INTANGIBLE ASSETS (CONT’D)
As of July 31, 2009, estimated amortization expenses for intangible assets for the remaining life of those assets are as follows:

Fiscal Year	Estimated Amortization Expense
2010	$4,705,275
2011	$4,370,322
2012	$2,467,444
2013	$2,234,597
2014	$2,041,542
2015	$2,041,542
2016	$29,166
The changes in the carrying amount of goodwill for the years ended July 31, 2009 and 2008 are as follows:

Balance at July 31, 2007	$6,293,054
Acquired goodwill (see Note 3)	36,867,448
Goodwill disposed in sale of Rapidfax	(2,950,542)

Balance at July 31, 2008	$40,209,960

Goodwill impairment	(3,858,102)
Foreign currency effect	(1,365,985)
Purchase price adjustment	(145,219)

Balance at July 31, 2009	$34,840,654

At the end of the second quarter of fiscal 2009 the Company determined that certain intangible assets and goodwill were partially impaired. As a result we have recorded an impairment write-down of approximately $69,000 on internally developed systems and approximately $318,000 on purchased customer relationships. In addition, we also recorded an impairment write-down of approximately $3.9 million in goodwill. The total aggregate non-cash impairment write-down of approximately $4.2 million relates to the original valuations given these intangibles from past acquisitions, all of them related to managed EDI services in the Supply Chain Messaging segment. These services were weighted toward the retail sector of the economy, which has experienced a serious downturn in revenue resulting in reduced transaction volumes as well as the bankruptcies of multiple customers. There have not been any additional indicators of impairment and we have determined that no additional impairment was necessary.

EASYLINK SERVICES INTERNATIONAL CORPORATION
Notes to Consolidated Financial Statements
6. PROPERTY AND EQUIPMENT
Property and equipment consists of the following:

	July 31,
	Estimated
	Useful Lives
	(Years)	2009	2008

Computers and office equipment	3	$14,420,321	$11,358,166
Furniture and fixtures	7	732,644	346,595
Purchased software	3	3,532,302	2,195,852
Leasehold improvements	2-7	3,120,441	3,106,425

		21,805,708	17,007,038

Less accumulated depreciation and amortization		(13,574,865)	(8,455,111)

		$8,230,843	$8,551,927

Depreciation and amortization expense related to property and equipment was approximately $3,300,000 and $3,140,000 for the years ended July 31, 2009 and 2008, respectively.
7. ACCRUED EXPENSES
Accrued expenses consist of the following:

	July 31,
	2009	2008

Payroll and related costs	$1,902,234	$2,872,899
Carrier charges	1,765,191	2,184,546
Other	1,008,468	1,524,339
Sales/Use taxes payable	1,023,804	1,455,555
Professional fees	695,047	1,319,275
Federal and state income taxes payable	249,921	1,326,592

	$6,644,665	$10,683,206

8. STOCKHOLDERS’ EQUITY
Class A Common Stock:
Holders of class A common stock are entitled to one vote per share on all matters to be voted on by common stockholders. Subject to the preferences of the preferred stock, the holders of class A common stock are entitled to a proportional distribution of any dividends that may be declared by the Board of Directors. Class A common stock has no preemptive, redemption or conversion rights. The rights of holders of common stock are subject to, and may be adversely affected by, the rights of the holders of series C preferred stock, series E preferred stock or any other series of preferred stock we may designate in the future.
Beginning in May, 2008 we began to repurchase stock in accordance with a stock buyback program resolution adopted by our Board of Directors. On May 1, 2008, York Capital Management, L.P. and the other Purchasers who are party to the Securities Purchase Agreement dated May 3, 2007 (as amended, the “Purchase Agreement”) executed and delivered to the Company a Conditional Waiver and Consent to Repurchase of Common Shares, waiving the provisions of the Purchase Agreement that restricted the Company from repurchasing its own common stock to the extent that the Company’s repurchase does not exceed one million shares of the Company’s Series A common stock and that such repurchases are consummated on or before December 31, 2008. Pursuant to the resolutions adopted by our Board of Directors, all such repurchases must be made in accordance with Rule 10b-18 promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934. As of July 31, 2008, we repurchased 109,250 shares at a cost of $303,325. During the year ended July 31, 2009, we repurchased 890,750 shares at a cost of $1,818,963 for a total repurchased to date of 1,000,000 shares for $2,122,288. These repurchases were recorded under the cost method and have been classified as Treasury Stock and are available to be issued.

EASYLINK SERVICES INTERNATIONAL CORPORATION
Notes to Consolidated Financial Statements
8. STOCKHOLDERS’ EQUITY (CONT’D)
Series C Preferred Stock:
Each share of series C preferred stock is convertible, at the option of the holder, into 44.76 shares of class A common stock, subject to certain anti-dilution adjustments. On any matter presented to stockholders, series C preferred stock is entitled to the number of votes per share equal to the number of whole shares of class A common stock into which such share of series C preferred stock is convertible on the record date for the determination of stockholders that are entitled to vote on that matter.
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
As of July 31 2009 and 2008, accrued dividends of $116,164 and $116,393 were included in accrued expenses on our balance sheet.
Series D Preferred Stock:
On April 25, 2008, the holder of 250 shares of our series D Convertible Redeemable Preferred Stock gave notice to convert all of such shares. Each share of series D Convertible Redeemable Preferred Stock was converted into 769.23 shares of class A common stock, resulting in an issuance of 192,307 shares. The effective date of the conversion was April 25, 2008. There are no shares of series D Convertible Redeemable Preferred Stock outstanding as of July 31, 2009.
Series E Preferred Stock:
On May 19, 2009, 6,577 shares of series E preferred stock were issued with a par value of $0.01 and a liquidation value of $1,000 per share. The preferred stock pays dividends at the rate of 10% for year 1, 12% for year 2, 14% for year 3 and 16% for each year thereafter.

EASYLINK SERVICES INTERNATIONAL CORPORATION
Notes to Consolidated Financial Statements
8. STOCKHOLDERS’ EQUITY (CONT’D)
The series E Preferred stock may be redeemed at any time but only at the Company’s discretion. The dividends are payable either in cash or in-kind. The series E Preferred stock shall be preferred as to assets over all other existing issues and all other series to be issued except for the series C Preferred stock so that, in the event of any liquidation, dissolution or winding up of the Company, the holders of series E Preferred stock shall be entitled to have set apart for them or to be paid out of the assets of the Company before any distribution is made to or set apart for the holders of stock junior to the series C Preferred stock upon liquidation, dissolution or winding up, an amount in cash equal to, and in no event more than, the Stated Value per share of series E Preferred stock plus a sum of money equal to all dividends accrued and unpaid thereon to the date that payment is made available to the holders of series E Preferred stock. The series E Preferred stock shall be junior to the series C Convertible Redeemable Preferred Stock, the holders of which shall be entitled to have set apart for them or to be paid out of the assets of the Company, upon any such liquidation, dissolution or winding up, before any distribution is made to or set apart for the holders of the series E Preferred stock, an amount in cash equal to, and in no event more than, the amount specified in the Certificate of the Powers, Designations, Preferences and Relative, Participating, Optional and Other Special Rights of the series C Convertible Redeemable Preferred Stock. If, upon such liquidation, dissolution or winding-up of the Company, the assets of the Company available for distribution to the holders of its stock shall be insufficient to permit the distribution in full of the amounts receivable as aforesaid by the holders of series E Preferred stock, then all such assets of the Company shall be distributed ratably among the holders of series E Preferred stock in proportion to the amounts which each would have been entitled to receive if such assets were sufficient to permit distribution in full as aforesaid. Neither the consolidation nor merger of the Company nor the sale, lease or transfer by the Company of all or any part of its assets shall be deemed to be a liquidation, dissolution or winding-up of the Company.
Due to the escalating dividends of the Series E preferred stock, a discount on the stock has been recorded as of the issuance date. The discount is the present value of the difference between (a) dividends that will be payable in the periods preceding commencement of the perpetual dividend (16%); and (b) the perpetual dividend amount for a corresponding number of periods; discounted at a market rate for dividend yield on preferred stock that are comparable from an investment standpoint. The discount amount of $646,415 will be amortized directly to retained earnings over the three year period preceding commencement of the perpetual dividend.
As of July 31 2009 accrued dividends of $133,342 were included in accrued expenses on our balance sheet.
Warrants
As of July 31, 2009, the following warrants to purchase class A common stock were outstanding:

	Number of	Exercise
	Shares	Price	Expiration Date

2004 Private Placement Warrants	551,422	$2.22	October 20, 2009
2004 Private Placement Commission Warrants(a)	88,922	$2.22	October 20, 2009
Affiliates of York Capital Management	2,841,892	$0.01	May 19, 2014

Total number of Shares	3,482,236

(a)	Issued to the private placement agent in the 2004 private placement.
As of July 31, 2009 and 2008, there were 3,482,236 and 4,796,792 outstanding warrants, respectively. During the 2009 fiscal year, 4,156,448 warrants with an exercise price of $3.34 issued to affiliates of York Capital Management (“York”) were cancelled. At the same time 2,841,892 warrants with an exercise price of $0.01 and expiration date of May 19, 2014 were issued to York as part of the debt extinguishment. The fair market value of warrants issued for compensation and services has been recognized as an expense in the period in which the respective services were performed.
The following table summarizes warrants outstanding as of July 31, 2009 and 2008 as well as changes during the years then ended:

	Year ended July 31,
	2009	2008

Warrants outstanding at beginning of year	4,796,792	738,944
Granted	2,841,892	4,156,448
Forfeited	(4,156,448)	—
Exercised	—	(98,600)

Warrants outstanding at end of year	3,482,236	4,796,792

EASYLINK SERVICES INTERNATIONAL CORPORATION
Notes to Consolidated Financial Statements
8. STOCKHOLDERS’ EQUITY (CONT’D)
Stock incentives
The 2005 Stock Incentive Plan (the “2005 Plan”) was adopted in November 2005 and approved by the stockholders on January 4, 2006. The total shares of class A common stock subject to the 2005 Plan shall not exceed the sum of 2,000,000 shares plus any shares that were reserved and available for issuance under our retired Amended and Restated Stock Option Plan (the “Amended Plan”), as of the effective date of the 2005 Plan, which totaled 1,173,233 shares of class A common stock. An amendment to the 2005 Plan to increase the number of shares reserved for issuance by an additional 2,500,000 shares was adopted by our Board of Directors in April of 2007 and approved by the shareholders on August 14, 2007. The Board of Directors or its Compensation Committee may grant the following stock incentives under the 2005 Plan: stock options to purchase shares of class A common stock, including incentive stock options and non-qualified stock options; restricted stock awards; restricted stock units; and stock appreciation rights. Each of the above stock incentives will be evidenced by a stock incentive agreement in such form and with such terms and conditions as the Board of Directors or Compensation Committee may, pursuant to the provisions of the 2005 Plan, determine in their discretion. As of July 31, 2009, the only stock incentives outstanding under the 2005 Plan are stock options and restricted stock awards.
The weighted-average fair value at the date of grant for options granted during the fiscal years ended July 31, 2009 and 2008 was $0.96 and $1.32 per share, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted-average assumptions:

	Year ended July 31,
	2009	2008

Risk-free interest rate	1.32-2.54%	1.77-4.19%
Expected lives (yrs)	4.0	1-4.0
Expected volatility	58-64%	50-62%
Expected dividend yield	0%	0%
The Risk-free interest rate was calculated using the market yield on U.S. Treasury securities quoted on investment basis. The Expected lives were calculated using the historical average of option lives through the fiscal year 2008 grant dates. The Expected volatility was based on the historical fluctuations of the Company’s class A common stock price. The Expected dividend yield is based on the fact that the Company has never issued a dividend to its class A common stockholders and does not anticipate doing so in the future.
The following table summarizes stock options outstanding as of July 31, 2009 and 2008, as well as changes during the years then ended:

	Year ended July 31,
	2009		2008
		Weighted-		Weighted-
		Average		Average
(Shares in thousands)	Shares	Exercise Price	Shares	Exercise Price

Options outstanding at beginning of year	3,827.4	$5.49	3,946.5	$5.26
Granted	1,288.5	$2.00	1,775.2	$6.86
Forfeited/Expired	(1,230.8)	$12.14	(1,339.5)	$7.83
Exercised	(5.3)	$1.52	(554.8)	$2.59

Options outstanding at end of year	3,879.8	$2.23	3,827.4	$5.49

Options exercisable at end of year	2,717.5	$2.29	3,315.5	$5.86

The total intrinsic value of stock options exercised, which is the difference between the market price when exercised and the option strike price, was $3,308 and $320,007 for the years ending July 31, 2009 and July 31, 2008, respectively. The total grant date fair value of the outstanding vested options, which is the number of shares times the price calculated using the Black-Scholes pricing model, was $562,112 and $530,363 for the years ending July 31, 2009 and July 31, 2008, respectively.

EASYLINK SERVICES INTERNATIONAL CORPORATION
Notes to Consolidated Financial Statements
8. STOCKHOLDERS’ EQUITY (CONT’D)
The following table summarizes our restricted stock activity as of July 31, 2009.

		Weighted-
	Restricted	Average grant
	Shares	date fair value
Nonvested at July 31, 2008	297,229	$3.12
Granted	15,000	2.23
Cancelled	(93,391)	3.10
Vested	(160,384)	3.09

Nonvested at July 31, 2009	58,454	$3.03

The following table presents information relating to stock options outstanding as of July 31, 2009.

(Shares in thousands)		Options Outstanding			Options Exercisable
		Weighted-				Weighted
		Average	Weighted-			Average	Weighted-
		Remaining	Average	Aggregate		Remaining	Average	Aggregate
Range of Exercise		Contractual	Exercise	Intrinsic		Contractual	Exercise	Intrinsic
Prices	Shares	Life (years)	Price	Value	Shares	Life (years)	Price	Value
0.90 - 0.96	500.0	4.7	$0.94	$402,000	500.0	4.7	$0.94	$402,000
1.01 - 1.40	323.8	3.2	$1.20	$173,912	323.8	3.2	$1.20	173,912
1.52 - 1.68	915.7	9.0	$1.67	$63,723	219.6	8.2	$1.65	20,755
1.70 - 2.01	690.0	6.9	$1.88	$4,000	470.0	5.6	$1.90	—
2.35 - 2.75	666.0	4.3	$2.63	—	661.6	4.3	$2.64	—
2.80 - 3.78	695.6	7.3	$3.41	—	453.8	8.6	$3.35	—
5.13 - 22.29	82.9	1.6	$5.89	—	82.9	1.6	$5.89	—
38.40 - 48.21	5.6	0.8	$47.34	—	5.6	0.8	$47.34	—
157.98 - 157.98	0.1	0.8	$157.98	—	0.1	0.8	$157.98	—
499.93 - 499.93	0.1	0.5	$499.93	—	0.1	0.5	$499.93	—

	3,879.8	6.3	$2.23	$643,635	2,717.5	5.1	$2.29	$596,667

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on our closing stock price of $1.74 as of July 31, 2009, which would have been received by the option holders had those option holders exercised their options as of that date. We had 4,163,011 options-shares available for grant under the Plan as of July 31, 2009.
The following table summarizes our option activity as of July 31, 2009.

		Weighted-
		Average grant
	Options	date fair value
Nonvested at July 31, 2008	511,876	$1.07
Granted	1,288,500	0.96
Vested	(513,363)	0.98
Forfeited	(124,667)	1.35

Nonvested at July 31, 2009	1,162,346	$0.95

EASYLINK SERVICES INTERNATIONAL CORPORATION
Notes to Consolidated Financial Statements
8. STOCKHOLDERS’ EQUITY (CONT’D)
Our equity-based compensation expense is included in the following areas in the consolidated statement of operations for the periods indicated for the awards outstanding:

	Year ended July 31,
	2009	2008
Cost of service	$18,544	$12,682
Product development	93,813	94,992
Selling and marketing	184,040	95,074
General and administrative	637,337	483,043

	$933,734	$685,791

For the year ended July 31, 2009 the total unrecognized stock compensation expense was approximately $1.1 million.
9. INCOME TAXES
Income taxes are computed in accordance with SFAS No. 109. The significant components of income from continuing operations before income taxes and the consolidated income tax provision from continuing operations for fiscal years 2009 and 2008 were as follows:

	2009	2008
Income before income taxes:
Domestic	$(13,156,717)	$(3,896,011)
International	1,356,446	7,757,642

Total (Loss)/Income	(11,800,271)	3,861,631

Provision for taxes on income:
Federal	97,974	201,644
State and local	258,141	539,352
International	581,961	885,227

Total current expense	938,076	1,626,223

Deferred:
Federal	(2,425,227)	1,694,896
State and local	(1,732,731)	(2,105,560)
International	—	177,955
Change in valuation allowance	2,598,747	(13,832,634)

Total deferred	(1,559,211)	(14,065,343)

Total benefit	$(621,135)	$(12,439,120)

EASYLINK SERVICES INTERNATIONAL CORPORATION
Notes to Consolidated Financial Statements
9. INCOME TAXES (CONT’D)
Differences between income tax (benefit) expense from continuing operations reported for financial reporting purposes and that computed based upon the application of the statutory U.S. Federal tax rate to the reported income from continuing operations before income taxes for the fiscal years 2009 and 2008 were as follows:

	For the year ended July 31,
	2009	2008

Expected federal statutory rate	34.0%	34.0%
Increase (decrease) in taxes resulting from:
Other permanent differences	(10.0)	13.7
State and local income taxes, net of federal effect	6.0	5.7
Prior year true ups	0.6	(5.2)
Difference in rate for foreign taxes	0.8	(9.6)
Transfer pricing adjustment	(0.3)	(4.7)
Restricted stock adjustment	—	2.0
FIN 48	0.0	0.1
State net operating loss recognition	(2.0)	—
AMT	(0.9)	—
Change in valuation allowance	(22.9)	(358.1)

Effective tax rate	5.3%	(322.1)%

The tax effect of temporary differences that gave rise to the deferred tax balance sheet accounts were as follows:

	July 31,
	2009	2008

Deferred tax assets:
Accruals and allowances	$942,356	$881,348
Prepaids and deferrals	67,660	370,867
Deferred rent	249,941	—
Property and equipment	2,148,371	706,536
Charitable Contributions	3,000	—
Credit carryforwards	1,365,508	1,025,463
Warrant discount	—	210,390
Net operating loss carryforwards	33,156,431	34,880,299
Stock compensation	339,675	189,490
Investment	—	4,661
Capital loss carryforward	127,170	2,613
FIN 48	31,901	32,032

	38,432,013	38,303,699

Deferred tax liabilities:
Amortization of purchased intangibles	(5,160,212)	(5,050,967)
Beneficial conversion feature	—	(4,239,841)
Cumulative Translation Adjustment	(62,095)	—

	(5,222,307)	(9,290,808)

Net deferred tax asset before valuation allowance	33,209,706	29,012,891
Valuation allowance	(27,252,935)	(24,654,188)

Net deferred tax asset	$5,956,771	$4,358,703

EASYLINK SERVICES INTERNATIONAL CORPORATION
Notes to Consolidated Financial Statements
9. INCOME TAXES (CONT’D)
At July 31, 2009, we had $34.5 million of deferred tax assets related to operating loss carryforwards and other tax attributes. We had $32.5 million of deferred tax assets related to domestic net operating loss carryforwards, including $5.5 million for state income tax purposes, which expire between 2019 and 2025. We had $0.6 million of deferred tax assets related to foreign net operating loss carryforwards, which have carryforward periods ranging from 8 years to unlimited in the various countries. We had $1.4 million in other tax attributes, including $0.4 million of alternative minimum tax credits, which have an unlimited carryforward period, and $0.2 million of R&D credits, which expire between 2009 and 2021.
The gross deferred tax assets as of July 31, 2009 were reduced by valuation allowances of $25.9 million, relating to domestic net operating loss carryforwards, foreign net operating loss carryforwards, and other tax attributes, as it is more likely than not that some portion or all of these tax attributes will not be realized.
The company has federal net operating loss carryforwards for tax purposes of approximately $79.6 million as of July 31, 2009. These carryforwards expire from 2019 to 2025.
The Internal Revenue Code and Income Tax Regulations contain provisions which limit the use of available net operating loss carryforwards in any given year should significant changes (greater than 50%) in ownership interests occur. Due to the private placement of Series A preferred Stock in April 1999, the net operating loss carryforward of approximately $19.6 million incurred prior to the private placement is subject to an annual limitation of approximately $1.4 million until that portion of the net operating loss is utilized or expires.
Due to a 100% ownership change of Research Triangle Commerce, Inc. in November 2000, the acquired net operating loss of approximately $6.5 million incurred prior to the ownership change is subject to an annual limitation of approximately $1.1 million until that portion of the net operating loss is utilized or expires. Additionally, this transaction created an ownership change for the Company as defined by Section 382 of the IRS Code. As such, its net operating loss of approximately $49.4 million incurred prior to the ownership change is subject to an annual limitation of approximately $2.8 million until that portion of the net operating loss is utilized or expires.
Due to a 100% ownership change of Electronic Commerce Systems, Inc. in June 2004, the acquired net operating loss of approximately $1.2 million incurred prior to the ownership change is subject to an annual limitation of approximately $128,000 until that portion of the net operating loss is utilized or expires.
We are in the process of conducting a review of the available net operating losses from the ESC acquisition and will evaluate the results of the Section 382 study in order to determine the net operating losses available to the Company.
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

For the year ended July 31, 2009 there were no changes to the tax positions. The balances were $54,720, $82,589, and $696,361 for Federal, State, and Foreign, respectively.

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
At August 1, 2007, our “unrecognized tax benefits”, the aggregate tax effect of differences between tax return positions and the benefits recognized in our financial statements, amounted to $98,371. This amount increased to $833,670 in the year ended July 31, 2008, $696,361 of which was due to the acquisition of ESC in August 2007 and the transfer of its existing FIN 48 balance to EasyLink. If recognized, the effect of the unrecognized tax benefits on EasyLink’s rate would be $85,863 at August 1, 2007 and $801,638 at July 31, 2008. No portion of any such reduction might be reported as discontinued operations.
During fiscal year 2010, certain factors could potentially reduce our unrecognized tax benefits, such as the expiration of open statutes of limitation. The statute of limitations for domestic tax filings is generally three years from the date of filing. The statute of limitations for UK tax filings is generally one year from the date of filing. We do not expect these factors to have a material impact on our financial position or results of operation.
Accounting standards require the application of a “more likely than not” threshold to the recognition and derecognition of tax positions and also require that a change in judgment related prior years’ tax positions be recognized in the quarter of such change.
For the year ended July 31, 2009 there were no material changes in unrecognized tax benefits. While it is reasonably possible that the amount of unrecognized tax benefits will increase or decrease within the next 12 months due to the lapse of statutes of limitations, we do not expect any change in the amount of unrecognized tax benefits to be material.
As of July 31, 2009, we do not have any ongoing examination in any jurisdiction. In general, the statute of limitation is open in most jurisdictions for all periods ended December 31, 2005 and forward.
We classify interest and penalties associated with the unrecognized tax benefits as interest expense and penalties expense, respectively.
10. INDEBTEDNESS
On August 20, 2007 the Company issued to York in a private placement Series A Senior Secured Convertible Notes (the “Series A Notes”), Series B Senior Secured Convertible Notes (the “Series B Notes”), warrants to purchase shares of our class A common stock (the “Warrants”) and additional investment rights to acquire additional notes on the same terms as the Series A Notes (the “Additional Investment Rights”) for an aggregate purchase price of $70,105,416.
York purchased from the Company Series A Notes in an aggregate principal amount of $35,052,708 and Series B Notes in an aggregate principal amount of $35,052,708. The Series A Notes bore interest at the prime rate plus 75 basis points (0.75%) less an interest factor based on the performance of our class A common stock with interest payable either quarterly in arrears or annually in advance at our option. The Series B Notes bore interest at the prime rate plus 300 basis points (3.00%) less an interest factor based on the performance of our class A common stock with interest payable either quarterly in arrears or annually in advance at our option.
Both the Series A Notes and the Series B Notes (collectively, the “Notes”) had a term of four years and was payable in 30 equal monthly installments of principal beginning 18 months after issuance. We could prepay the Notes at any time, subject to a prepayment penalty of up to 25% and certain other conditions. Prior to August 20, 2008, we were allowed to prepay $15 million of the Series B Notes from the proceeds of certain types of asset sales, which prepayment would have been subject to a 12.5% prepayment penalty.

EASYLINK SERVICES INTERNATIONAL CORPORATION
Notes to Consolidated Financial Statements
10. INDEBTEDNESS (CONT’D)
We were obligated to offer to prepay the Notes in the event of any “Asset Sale” (defined to include the issuance of any equity securities or the sale of any assets with a value of more than $500,000) or if we accumulated more than fifteen million dollars ($15,000,000) in cash and cash equivalents (defined as “Excess Cash Flow”) at the end of any fiscal quarter, with the amount of the prepayment offer to be one hundred percent (100%) of the proceeds of the Asset Sale or fifty percent (50%) of the Excess Cash Flow. Each Purchaser had ten (10) trading days in which to accept such offer.
Under GAAP, a beneficial conversion feature is required to be recognized on the date that a convertible instrument becomes convertible into equity shares and the fair market value of those equity shares exceeds the conversion price under the convertible instrument. In addition, a separate fair market value as determined by the Black-Scholes option-pricing model is to be applied to detachable warrants issued in conjunction with debt financings. These amounts are recorded as a reduction in the face value of the issued convertible or debt instrument with an offset going to additional paid-in-capital. This reduction accretes through the profit and loss statement as interest expense using the interest rate method over the life of the convertible debt instrument. We recognized approximately $22.5 million in reduction to the convertible notes issued during fiscal year 2008 as a result of these GAAP treatments. $13.2 million of the amounts recorded under the GAAP treatment has been accreted through May 19, 2009. Due to the extinguishment of these convertible notes on May 19, 2009, $3.2 million representing the value of the warrants has been reversed through Additional Paid in Capital with the remaining beneficial conversion feature of $6.0 million accreted from the balance sheet by expensing it through the income statement as part of the loss on extinguishment.
The Warrants entitled the Purchasers to acquire an aggregate of 4,156,448 shares of our class A common stock. The Warrants were exercisable at a price of $3.34 per share from the closing of the ESC merger until the fifth anniversary of the date a registration statement covering the resale of the shares issuable upon exercise of the Warrants is declared effective by the SEC. The Additional Investment Rights entitled the Purchasers to purchase additional notes having terms similar to the Series A Notes in an aggregate principal amount up to $10,000,000 prior to the date on which the aggregate outstanding principal amount of the Series A and Series B Notes was less than $20,000,000.
On December 31, 2008, we entered into an amendment to the Notes with York that provided for (1) the Company to prepay immediately an amount of $12 million on the Notes in consideration of an adjustment by the Purchasers of the financial covenant regarding the Company’s recurring revenue; (2) the Company to prepay an additional amount of between $30 and $35 million on the Notes if it could secure, on terms satisfactory to the Company, additional funds in the form of debt to fund such prepayment on or before July 31, 2009; (3) the Purchasers to waive any rights to prepayment or repurchase penalties with respect to such prepayments; and (4) the Purchasers not to apply certain covenants of the Securities Purchase Agreement until the Company’s fiscal quarter ending July 31, 2009.
On May 19, 2009, the Company entered into a Revolving Credit and Term Loan Agreement (the “Credit Agreement”) by and among the Company, as borrower, the lenders from time to time party thereto (the “Lenders”), and SunTrust Bank, as administrative agent for the Lenders (in such capacity, the “Administrative Agent”). Pursuant to the Credit Agreement, the Company obtained (i) a term loan (the “Term Loan”) in an aggregate principal amount of $30,000,000, evidenced by Term Notes issued to each of the Lenders (the “Term Notes”), and (ii) a revolving credit and letter of credit facility (the “Revolver”) in a maximum principal amount of up to $2,000,000, evidenced by a Revolving Credit Note issued to SunTrust Bank (the “Revolver Note”).
Borrowings under the Credit Agreement bear interest, at the Company’s election, at a rate tied to one of the following rates, in each case plus a specified margin: (i) the higher of (1) the Administrative Agent’s prime lending rate, (2) the U.S. Federal Funds Rate plus 0.5%, and (3) adjusted one-month LIBOR plus 1.0%; (ii) adjusted LIBOR for the interest period of such borrowing; and (iii) a LIBOR index rate. The interest margin for each such type of borrowing varies from 2.50% to 4.50%, depending on the Company’s consolidated leverage ratio at the time of such borrowing.

EASYLINK SERVICES INTERNATIONAL CORPORATION
Notes to Consolidated Financial Statements
10. INDEBTEDNESS (CONT’D)
The principal amount of the Term Loan will be due and payable in equal quarterly installments of approximately $2.5 million beginning on July 31, 2009 and ending on April 30, 2012, subject to acceleration in the event of a default. The outstanding principal amount of any borrowings under the Revolver will be due and payable on May 19, 2012, subject to an earlier maturity date under certain circumstances. Anytime after May 19, 2010, the Company may increase the Lender commitments by an aggregate principal amount of up to $10,000,000 (the “Additional Commitments”), either as additional term or revolving loans and to the extent that one or more Lenders agree to fund such Additional Commitments. The Company may use the proceeds of any Additional Commitments solely to redeem a portion of the series E Preferred Shares issued by the Company to York. The Credit Agreement contains usual and customary covenants for financings of this type, including, among other things: (i) requirements to deliver financial statements, other reports and notices; (ii) restrictions on indebtedness; (iii) restrictions on dividends, distributions and redemptions of equity and repayment of subordinated indebtedness; (iv) restrictions on liens; (v) restrictions on making certain payments; (vi) restrictions on investments; (vii) restrictions on asset dispositions and other fundamental changes; and (viii) restrictions on transactions with affiliates. Additionally, the Credit Agreement contains certain financial covenants, including, among other things: (i) a maximum leverage ratio; (ii) a minimum fixed charge coverage ratio; (iii) a minimum amount of consolidated adjusted EBITDA; (iv) a minimum amount of liquidity; and (v) a maximum amount of capital expenditures. As of July 31, 2009 the Company was in compliance with all of the covenants.
In connection with the Credit Agreement the Company incurred fees of approximately $0.9 million that were recorded as a discount on the debt and will be amortized over the life of the loan.
The obligations of the Company under the Credit Agreement are guaranteed by EasyLink Services Corporation and EasyLink Services USA, Inc. (collectively, the “Subsidiary Guarantors”), each a wholly-owned subsidiary of the Company, pursuant to that certain Subsidiary Guaranty Agreement (the “Guaranty”), dated as of May 19, 2009, by and between the Company, the Subsidiary Guarantors, and the Administrative Agent.
The obligations of the Company and the Subsidiary Guarantors under the Credit Agreement and the Guaranty are secured by liens on and security interests in all or substantially all assets of the Company and the Subsidiary Guarantors, including, without limitation, a pledge of 65% of the equity owned by EasyLink Services USA, Inc. in first-tier foreign subsidiaries, pursuant to that certain Security Agreement (the “Security Agreement”), dated as of May 19, 2009, by and among the Company, the Subsidiary Guarantors, and the Administrative Agent and that certain Stock Pledge Agreement (the “Stock Pledge Agreement”) dated as of May 19, 2009 by and among the Company, the Subsidiary Guarantors, and the Administrative Agent.
The Company used the proceeds of the Term Loan to repay a portion of the Notes owed to York. The Company may use proceeds of the Revolver to: (i) finance working capital needs; (ii) pay certain transaction fees and expenses in connection with the Credit Agreement and the concurrent recapitalization transactions with York described herein; (iii) fund certain acquisitions; (iv) finance capital expenditures; and (v) for general corporate purposes. To date, the Company has not incurred any borrowings under the Revolver.
In addition, on May 19, 2009, the Company entered into a Securities Exchange Agreement (the “Securities Exchange Agreement”) by and among the Company and York. Pursuant to the Securities Exchange Agreement, York exchanged all of its outstanding (i) Notes with principal amount of approximately $47 million., (ii) Additional Investment Rights and (iii) Warrants for (i) a cash payment from the Company of $30 million funded from the proceeds of the Term Loan, (ii) a cash payment from the Company of approximately $343,000 for all accrued but unpaid interest funded from the Company’s working capital, (iii) 1,980,426 newly issued shares of the Company’s class A common stock (the “Common Shares”), (iv) warrants to purchase additional shares of the Company’s class A common stock (the “New Warrants”) and (v) 6,577 newly issued shares of the Company’s newly created series E redeemable preferred stock (the “Series E Preferred Shares”). Please see footnote 8 for a greater description of the equity instruments issued under the Securities Exchange Agreement.

EASYLINK SERVICES INTERNATIONAL CORPORATION
Notes to Consolidated Financial Statements
10. INDEBTEDNESS (CONT’D)
On May 19, 2009, each of the Series A Notes, the Series B Notes, the Additional Investment Rights and the Warrants were cancelled pursuant to the Securities Exchange Agreement, and the Securities Purchase Agreement dated May 3, 2007, as amended, pursuant to which such securities were issued (the “Securities Purchase Agreement”), was terminated. No material early termination penalties were incurred by the Company in connection with the extinguishment of the Notes, the Additional Investment Rights and the Warrants, or the termination of the Securities Purchase Agreement.
The loss on extinguishment of the York Notes, Warrants and Additional Investment Right was calculated as follows:

Note balance at payoff	$46,166,914
Prior warrant value at payoff	3,234,244
Remaining debt discount at payoff	(9,286,058)

Value of extinguished debt and equity instruments	$40,115,100

New term loan issued	$30,000,000
Value of new warrants	5,317,218
Value of new common stock issued	3,723,201
Value of preferred E stock issued	6,577,000

Value of new debt and equity instruments	$45,617,419

Loss on debt restructuring	$(5,502,319)

Long term debt and capital lease obligations at July 31, 2009, and 2008 are as follows:

	July 31,
	2009	2008

York Select Unit Trust	$—	$9,347,390
York Credit Opportunities Fund, L.P.	—	22,200,048
York Investment Limited	—	23,368,472
York Capital Management, L.P.	—	7,244,226
York Select, L.P.	—	7,945,280
SunTrust Bank	27,916,667	—
Capitalized leases	10,688	20,251

Subtotal	27,927,355	70,125,667

Less debt discount	919,947	15,575,952
Less current portion of long term debt	9,495,374	7,052,313

Long term debt	$17,512,034	$47,497,402

11. COMMITMENTS AND CONTINGENCIES
Obligations under operating leases
We have non-cancelable operating lease commitments for office space and rents expiring on various dates through March, 2017. Rent expense under these leases was approximately $2,700,000, and $3,256,000 for the fiscal years ended July 31, 2009 and 2008, respectively. Certain leases contain escalation clauses for operating expenses.
As of July 31, 2009, minimum future rental payments due under non-cancelable operating leases are as follows:

Fiscal Year	Amount

2010	$3,971,283
2011	$3,585,615
2012	$3,512,118
2013	$2,846,314
2014	$2,846,314
Thereafter	$6,024,413
As part of the acquisition of QRS Corporation’s Managed ECTM business (“MEC”) in March 2005, we assumed a lease in New York, New York. The estimated present value of the net liability under this lease was recorded as part of the purchase price. Total rent payments under this lease were $1,255,000 and $1,244,000 for the years ending July 31, 2009 and 2008, respectively. In January 2006, we entered into a sublease agreement for the remaining term of the lease through November 2010. Total minimum future rental payments have been reduced by approximately $975,000 of sublease rentals to be received in the future fiscal periods under non-cancelable subleases as follows: 2010 — $730,000 and 2011 — $245,000.

EASYLINK SERVICES INTERNATIONAL CORPORATION
Notes to Consolidated Financial Statements
11. COMMITMENTS AND CONTINGENCIES (CONT’D)
Representations and Warranties:
As part of its standard license agreements, we indemnify our customers against liability if our products infringe upon a third party’s intellectual property rights. Historically, we have not incurred any significant costs related to performance under these indemnities.
Letters of credit:
We have provided cash collateral for certificates of deposit in the aggregate amount of $417,000 at July 31, 2009 and 2008 as security deposits for certain lease agreements. These amounts have been recorded in other assets in our consolidated balance sheets.
Supplier Agreements:
We have multi-year agreements with the following telecommunication providers:

Suppliers	2010	2011
BT Radianz	$31,350	$—
One Communications	30,000	57,500
Global Crossing	52,800	22,000
AT&T	1,830,000	347,500

Total	$1,944,150	$427,000

Litigation:
From time to time, we may be party to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these matters cannot be predicted with certainty, we do not believe that the outcome of any of these claims or any of the legal matters mentioned elsewhere in this filing will have a material adverse effect on our consolidated financial position, results of operations or cash flow.
On June 26, 2008, j2 Global Communications, Inc. (“j2”) brought a patent infringement lawsuit against us in the U.S. District Court for the Eastern District of Texas. j2’s complaint alleges that we infringed upon two of j2’s patents, U.S. Patent Nos. 6,597,688 and 7,020,132. Such patents involve a scaleable methodology for transforming e-mails and other messages into a format capable of being sent by facsimile to locations worldwide. In its complaint, j2 seeks lost profits but did not specify an amount of damages. We filed an answer and counterclaim, seeking to invalidate the patents on August 20, 2008 and also denying any infringement upon and the validity of both patents. The case has been transferred to the Central District of California, and a new trial schedule will be arranged.
On September 25, 2009, j2 filed an additional claim against us in the United States District Court for the Central District of California alleging that the we infringed upon U.S. Patent No. 6,208,638. This patent involves the method and apparatus for transmission and retrieval of facsimile and audio messages over a circuit or packet switched network. We have recently been served with the complaint and expect to respond to the complaint in a timely manner.
In connection with the termination of an agreement to sell the portal operations of the our discontinued India.com business, one of our subsidiaries is party to pending litigation (India.com v. Dalal) that is now on appeal before the U.S. Court of Appeals for the Second Circuit (the “Court”). Due to an administrative error by the Court in connection with plaintiff’s papers, the plaintiff’s appeal of a previous decision in favor of the Company remained dormant until March 2007. Eventually, the Court discovered its error and allowed the plaintiff’s appeal to proceed. The matter was fully briefed and oral argument took place on March 13, 2009. By Summary Opinion dated April 28, 2009, the Court reversed the District Court’s ruling in favor of the Company and a portion of its prior Opinion. On May 12, 2009, the Company filed a Petition for Panel Rehearing and a Rehearing in En Banc which was denied on July 13, 2009. EasyLink will assert appropriate challenges in its appeal that will be filed in late October.

EASYLINK SERVICES INTERNATIONAL CORPORATION
Notes to Consolidated Financial Statements
11. COMMITMENTS AND CONTINGENCIES (CONT’D)
As a result of a sales tax audit from the State of New York completed in 2005 of EasyLink Services International, a dissolved subsidiary of EasyLink Services Corporation, EasyLink Services International was assessed approximately $450,000 in tax, interest, and penalties on sales for the sales tax period beginning March 1, 2001 and ending May 31, 2004.
EasyLink Services International appealed the assessment to the Division of Tax Appeals of New York State, which resulted in an opinion in 2008 in favor of EasyLink Services International. In late July 2009, the decision was reversed and remanded back to the Administrative Law Judge level to determine allocation and penalty issues. We are beginning the next phase of the appeal process.
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
12. CONCENTRATION OF CREDIT RISK AND REVENUES
Financial instruments that potentially subject us to concentrations of credit risk primarily consist of cash and accounts receivable. Whereas our cash balance exceeds the $250,000 of insurance provided by the FDIC, we invest our excess cash in money market instruments and commercial paper with institutions of high credit quality. All accounts receivable are unsecured. We believe that any credit risk associated with receivables is minimal due to the number and creditworthiness of its customers. Receivables are stated at estimated net realizable value, which approximates fair value.
For the fiscal years ended July 31, 2009 and 2008, no single customer accounted for more than 10% of revenue. No single customer accounted for more than 10% of accounts receivable at July 31, 2009 and 2008.
Revenue by geographic region, based on customer location is as follows:

	North		Asia, Pacific
Year ended July 31,	America	Europe	Rim & Other	Total

2009	$63,883,787	$17,682,207	$3,799,944	$85,365,938

2008	$66,130,210	$21,947,948	$4,083,339	$92,161,497
13. FAIR VALUE REPORTING
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

EASYLINK SERVICES INTERNATIONAL CORPORATION
Notes to Consolidated Financial Statements
13. FAIR VALUE REPORTING (CONT’D)
The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at July 31, 2009, consistent with the fair value hierarchy provisions of SFAS No. 157:

	Quoted Prices in
	Active Markets
	for Identical	Significant
	Assets	Other	Significant
	(Liabilities)	Observable	Unobservable
	(Level 1)	Inputs (Level 2)	Inputs (Level 3)	Carrying Amount
Cash	$9,967,101	—	—	$9,967,101
Cash Equivalents	$1,005,264	—	—	$1,005,264
Notes Payable and capital leases	—	—	(27,927,355)	$(27,007,408)
The carrying amount of the notes payable contains a $919,947 discount. Management believes that the assets can be liquidated without restriction.
14. DEFINED CONTRIBUTION PLAN
401(k) PLAN
We maintain a 401(k) plan that covers substantially all of our U.S. based employees. During the 2007 fiscal year, we approved an employer matching contribution program for all eligible 401(k) participants. The amount of expense related to the employer match for 2009 and 2008 was approximately $310,000 and $437,000, respectively.
UNITED KINGDOM PENSION PLAN
We maintain one pension plan in the United Kingdom. Participants may contribute to the plan on a before-tax basis, subject to statutory limits. Participant contributions are fully and immediately vested. Our contribution is 9.5% to 10.7% of a participant’s pay and is also immediately vested. Our contributions for 2009 and 2008 was approximately $361,000 and $546,000, respectively.
15. BUSINESS SEGMENT INFORMATION
Our operations include two business segments defined as follows:
•	Supply Chain Messaging Segment (“Supply Chain”) segment, which includes all our EDI and telex services. This segment was 53% and 50% of reported revenue for the years ending July 31, 2008 and 2009, respectively.
•	On Demand Messaging Segment (“On Demand”) segment, which includes all fax, e-mail, document capture and management (“DCM”) and workflow services. This segment was 47% and 50% of reported revenue for the years ending July 31, 2008 and 2009, respectively.

EASYLINK SERVICES INTERNATIONAL CORPORATION
Notes to Consolidated Financial Statements
15. BUSINESS SEGMENT INFORMATION (CONT’D)
The table below summarizes information about operations for the fiscal years ended July 31, 2009 and 2008:

	Supply Chain	On Demand	Total
Year Ended July 31, 2009
Revenue from external customers	$42,911,814	$42,454,124	$85,365,938

Segment gross profit	$30,759,062	$29,035,044	$59,794,106

The following is a reconciliation of operating segment income to net income for the year ended July 31, 2009:

Segment gross profit	$59,794,106
Corporate expenses	54,570,980

Operating income	5,223,126
Other income (expense), net	(17,023,397)

Loss before income taxes	(11,800,271)
Income tax benefit	(621,135)

Net income (loss)	$(11,179,136)

Year Ended July 31, 2008
Revenue from external customers	$48,538,179	$43,623,318	$92,161,497

Segment gross profit	$36,009,955	$29,586,246	$65,596,201

The following is a reconciliation of operating segment income to net income for the year ended July 31, 2008:

Segment gross profit	$65,596,201
Corporate expenses	49,712,093

Operating income	15,884,108
Other income (expense), net	(12,022,477)

Income before income taxes	3,861,631
Income tax benefit	(12,439,120)

Net income	$16,300,751

The Company does not currently break out total assets by reportable segment as there is a high level of shared utilization between the segments.

EASYLINK SERVICES INTERNATIONAL CORPORATION
Notes to Consolidated Financial Statements
16. SUPPLEMENTAL NON-CASH DISCLOSURES TO STATEMENTS OF CASH FLOWS
Our non-cash investing and financing activities are as follows:

	Year ended July 31,
	2009	2008

Non-cash investing and financing activities:
Issuance of series E preferred stock for refinancing	$(6,577,000)	—
Issuance of warrants for class A common stock	(5,317,218)	—
Issuance of class A common stock	(3,723,201)	—
Retirement of York warrants for class A common stock	3,234,244	—

Amounts related to business combinations:
Fair value of assets acquired, net of cash acquired	—	$91,487,513
Less:	—
Liabilities assumed	—	24,657,208
Fair value of equity instruments issued	—	5,152,434
Investment owned prior to acquisition	—	12,293,275

	—	42,102,917

	—	$(49,384,596)

Issuance or exchange of common stock as additional purchase price of acquisition	—	$5,152,434
Exchange of common stock options at acquisition	—	1,909,350
17. QUARTERLY INFORMATION (UNAUDITED)
The following unaudited quarterly financial information (in thousands, except for per share data) includes, in our opinion, all normal and recurring adjustments necessary to fairly state our consolidated results of operations and related information for the periods presented.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Year ended July 31, 2009
Revenues, net	$22,815	$20,856	$21,039	$20,656
Cost of services	6,719	5,802	6,501	6,549

Gross profit	16,096	15,054	14,538	14,107

Operating expenses	15,046	15,874	11,657	11,994

Operating income	1,050	(820)	2,881	2,113

Interest income (expense), net	(4,924)	(3,855)	(1,573)	(1,069)
Loss on extinguishment of debt	—	—	—	(5,502)
Foreign exchange Gain/(Loss)	(3)	139	168	(405)
Benefit (Provision) for income taxes	(456)	(299)	(240)	1,616

Total Interest, taxes and other	(5,383)	(4,015)	(1,645)	(5,360)

Net income/(loss)	$(4,333)	$(4,835)	$1,236	$(3,247)

Basic income/(loss) per common share	$(0.18)	$(0.20)	$0.05	$(0.13)

Diluted income/(loss per common share	$(0.18)	$(0.20)	$0.05	$(0.13)

EASYLINK SERVICES INTERNATIONAL CORPORATION
Notes to Consolidated Financial Statements
17. QUARTERLY INFORMATION (UNAUDITED) (CONT’D)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Year ended July 31, 2008
Revenues, net	$20,986	$23,651	$23,599	$23,925
Cost of services	6,005	7,040	6,701	6,819

Gross profit	14,981	16,611	16,898	17,106

Operating expenses	11,616	12,117	12,377	13,602

Operating income	3,365	4,494	4,521	3,504

Interest income (expense), net	(4,819)	(2,829)	(2,131)	(2,089)
Equity in losses of investment	(930)	—	—	—
Foreign exchange Gain/(Loss)	200	586	128	(139)
Benefit (Provision) for income taxes	172	1,022	4,418	6,827

Total Interest, taxes and other	(5,377)	(1,221)	2,415	4,599

Net income	$(2,012)	$3,273	$6,936	$8,103

Basic income per common share	$(0.09)	$0.13	$0.28	$0.34

Diluted income per common share	$(0.09)	$0.10	$0.17	$0.19

18. INVESTMENTS
During the fiscal years ended July 31, 2009 and 2008, our investment in securities available for sale was as follows:

	Proceeds from sales	Realized gains	Unrealized gains
2009	$60,480	$6,544	$—
2008	$2,317,165	$6,586	$6,939
There were no trading securities held for investment as of July 31, 2009.
19. VALUATION AND QUALIFYING ACCOUNTS

	Balance at				Balance at
	Beginning		Additions		End
	of Period	Additions	Acquired	Deductions	of Period

Year ended July 31, 2009
Allowance for doubtful accounts	$1,560,601	$1,003,946	$—	(1,281,039)	$1,283,508
Allowance for sales returns and allowances	$162,440	$308,020	$—	(292,600)	$177,860
Allowance on deferred tax asset	$24,654,188	$2,598,747	$—	—	$27,252,935

Year ended July 31, 2008
Allowance for doubtful accounts	$521,503	$500,588	$941,438	(402,928)	$1,560,601
Allowance for sales returns and allowances	$37,140	$415,043	$241,108	(530,851)	$162,440
Allowance on deferred tax asset	$30,033,573	$2,632,319	$9,634,978	(17,646,683)	$24,654,188

EASYLINK SERVICES INTERNATIONAL CORPORATION
Notes to Consolidated Financial Statements
20. SUBSEQUENT EVENTS
Stockholder Rights Agreement and Authorization of Series F Junior Participating Preferred Stock
On August 25, 2009, the board of directors adopted a stockholder rights agreement and declared a dividend distribution of one right for each outstanding share of the Company’s class A common stock to stockholders of record at the close of business on September 8, 2009. The description and terms of the rights were set forth in a Stockholder Rights Agreement, by and between the Company and American Stock Transfer and Trust Company, LLC, as rights agent, dated as of August 25, 2009 (the “Stockholder Rights Agreement”). The board of directors of the Company also adopted resolutions on August 25, 2009 providing for the issuance of a series of preferred stock of the Company, par value $.01 per share, designated as series F Junior Participating Preferred Stock, as set forth in a Certificate of the Powers, Designations, Preferences and Relative, Participating, Optional and Other Special Rights of the series F Junior Participating Preferred Stock (the “Certificate of Designations”). The Certificate of Designations became effective on August 31, 2009.
The board of directors of the Company adopted the Stockholder Rights Agreement in an effort to protect stockholders from coercive or otherwise unfair takeover tactics and to preserve stockholder value by attempting to protect against a possible limitation on the Company’s ability to use its net operating loss carryforwards (the “NOLs”) and certain other tax benefits to reduce potential future U.S. federal income tax obligations. Previously, the Company had experienced substantial operating losses, and under the Internal Revenue Code of 1986, as amended (the “Code”), and the regulations promulgated by the United States Department of the Treasury thereunder (the “related Treasury regulations”), the Company may “carry forward” these losses in certain circumstances to offset any current and future earnings and thus reduce the Company’s federal income tax liability, subject to certain requirements and restrictions. To the extent that the NOLs do not otherwise become limited, the Company believes that it will be able to carry forward a significant amount of NOLs, and therefore these NOLs could be a substantial asset to the Company. However, if the Company experiences an “ownership change,” as defined in Section 382 of the Code and the related Treasury regulations, its ability to fully utilize the NOLs and certain other tax benefits on an annual basis will be substantially limited, and the timing of the usage of the NOLs and such other benefits could be substantially delayed, which could therefore significantly impair the value of those assets.
The Stockholder Rights Agreement is intended to act as a deterrent to any person or group, together with its affiliates and associates, being or becoming the beneficial owner of 4.9% or more of the Company’s securities (such person or group is referred to as an “acquiring person”). The term “acquiring person” does not include:
•	the Company, any subsidiary of the Company, any employee benefit plan or other compensation arrangement of the Company or of any subsidiary of the Company or any entity organized, appointed or established by the Company or any subsidiary of the Company for or pursuant to the terms of any such plan or compensation arrangement;

•	any grandfathered person (as defined below);

•	any exempted person (as defined below);

•	any person or group who becomes the beneficial owner of 4.9% or more of the Company’s securities as a result of an “exempted transaction”; or
•	any person whom or which the board of directors of the Company in good faith determines has inadvertently acquired beneficial ownership of 4.9% or more of the Company’s securities, so long as such person promptly enters into, and delivers to the Company, an irrevocable commitment to divest as promptly as practicable, and thereafter divests as promptly as practicable a sufficient number of the Company’s securities so that such person would no longer be a beneficial owner of 4.9% or more of the Company’s securities.

EASYLINK SERVICES INTERNATIONAL CORPORATION
Notes to Consolidated Financial Statements
20. SUBSEQUENT EVENTS (CONT’D)
A stockholder who together with its affiliates and associates beneficially owned 4.9% or more of the Company’s securities as of August 25, 2009 is deemed not to be an “acquiring person,” so long as such stockholder, together with all affiliates and associates of such person, does not acquire any additional shares of the Company’s securities without the prior written approval of the Company, other than pursuant to or as a result of (a) a reduction in the amount of the Company’s securities outstanding; (b) the exercise of any options, warrants, rights or similar interests to purchase the Company’s securities granted by the Company to its directors, officers and employees; (c) any unilateral grant of any of the Company’s securities by the Company or (d) any issuance of the Company’s securities by the Company or any stock dividend, stock split or similar transaction effected by the Company in which all holders of the Company’s securities are treated equally. Such a stockholder is a “grandfathered person” for purposes of the Stockholder Rights Agreement.
The board of directors of the Company may, in its sole discretion, exempt any person or group who would otherwise be an acquiring person from being deemed an acquiring person for purposes of the Stockholder Rights Agreement if it determines at any time prior to the time at which the rights are no longer redeemable that the beneficial ownership of such Person would not jeopardize, endanger or limit (in timing or amount) the availability of the Company’s NOLs and other tax benefits. Any such person or group is an “exempted person” under the Stockholder Rights Agreement. The board of directors, in its sole discretion, may subsequently make a contrary determination and such person would then become an acquiring person.
An “exempted transaction” is a transaction that the board of directors determines is an exempted transaction and, unlike the determination of an exempted person, such determination is irrevocable.
The Rights. Each right entitles its holder, under the circumstances described below, to purchase from the Company one one-thousandth (1/1000th) of a share of the Company’s Series F Junior Participating Preferred Stock at a purchase price of $13 per right, subject to adjustment. The class A common stock of the Company issued while the Stockholder Rights Agreement is in effect will be issued with rights attached.
Initially, the rights will be associated with shares of class A common stock and evidenced by class A common stock certificates, which will contain a notation incorporating the Stockholder Rights Agreement by reference, and will be transferable with and only with the underlying shares of the Company’s class A common stock. Subject to certain exceptions, the rights become exercisable and trade separately from the shares of the Company’s class A common stock only upon the “distribution date,” which occurs upon the earlier of:
•	10 days following a public announcement that a person or group of persons has become an acquiring person or such earlier date as a majority of the board of directors of the Company becomes aware of the existence of an acquiring person (the “share acquisition date”) (unless, prior to the expiration of the Company’s right to redeem the rights, such person or group is determined by the board of directors to be an “exempted person”; in which case the share acquisition date will be deemed not to have occurred); or

•	10 business days (or later date if determined by the board of directors of the Company prior to such time as any person or group becomes an acquiring person) following the commencement of a tender offer or exchange offer which, if consummated, would result in a person or group becoming an acquiring person.
Until the distribution date, the surrender for transfer of any shares of the Company’s class A common stock outstanding will also constitute the transfer of the rights associated with those shares.
As soon as practicable after the distribution date, separate certificates or book-entry statements will be mailed to holders of record of the Company’s class A common stock as of the close of business on the distribution date. From and after the distribution date, the separate rights certificates or book-entry statements alone will represent the rights. Except as otherwise provided in the Stockholder Rights Agreement, only shares of the Company’s class A common stock issued prior to the distribution date will be issued with rights.

EASYLINK SERVICES INTERNATIONAL CORPORATION
Notes to Consolidated Financial Statements
20. SUBSEQUENT EVENTS (CONT’D)
Expiration. The rights are not exercisable until the distribution date and, unless earlier redeemed or exchanged by the Company as described below, will expire upon the earliest of:
•	the close of business on September 8, 2019;

•	the close of business on the effective date of the repeal of Section 382 of the Code or any successor statute if the board of directors of the Company determines that the Stockholder Rights Agreement is no longer necessary or desirable for the preservation of certain tax benefits;

•	the close of business on the first day of a taxable year to which the board of directors of the Company determines that certain tax benefits may not be carried forward; and

•	the close of business on the date on which the board of directors of the Company determines that the Stockholder Rights Agreement is no longer in the best interests of the Company and its stockholders.
Effects of Triggering Event. If a person or group becomes an acquiring person (a “flip-in event”), each holder of a right (other than any acquiring person, affiliates and associates of an acquiring person and certain transferees of an acquiring person, whose rights automatically become null and void) will have the right to receive, upon exercise, class A common stock of the Company having a value equal to two times the purchase price of the right. If an insufficient number of shares of the Company’s class A common stock are available for issuance, then the board of directors of the Company is required to substitute cash, property or other securities of the Company for the class A common stock of the Company. The rights may not be exercised following a flip-in event while the Company has the ability to cause the rights to be redeemed, as described below.
Flip-Over Right. If, after an acquiring person obtains 20% or more of the Company’s class A common stock, (a) the Company merges into another entity, (b) an acquiring entity merges into the Company or (c) the Company sells more than 50% of the Company’s assets, cash flow or earning power, then each Right (other than Rights owned by an acquiring person or its affiliates or associates or certain of its transferees) will entitle the holder thereof to purchase, for the purchase price, a number of shares of common stock of the person engaging in the transaction having a then current market value of twice the purchase price.
Exchange Right. At any time after there is an acquiring person and prior to the acquisition by the acquiring person of 50% or more of the outstanding shares of the Company’s class A common stock, the Company may exchange the rights (other than rights owned by the acquiring person, affiliates and associates thereof and certain transferees thereof, which will have become void), in whole or in part, at an exchange ratio of, at its option, either (a) one share of the Company’s class A common stock, or one one-thousandth of a share of the Company’s Series F Junior Participating Preferred Stock (or of a share of a class or series of the Company’s preferred stock having equivalent rights, preferences and privileges), per right (subject to adjustment), or (b) that number of shares of the Company’s class A common stock obtained by dividing (i) an amount equal to (A) the aggregate market price on the date of such event of the number of shares of class A common stock to be issued upon the exercise of each right, minus (B) the purchase price of the right, by (ii) the then current market value per share of class A common stock on the earlier of (A) the date on which any person or group becomes an acquiring person or (B) the date of commencement of a tender or exchange offer by any person or group (other than a grandfathered person, an exempted person, the Company, any subsidiary of the Company, any employee benefit plan of the Company or of any subsidiary of the Company, or any person organized, appointed or established by the Company for or pursuant to the terms of any such plan), if upon consummation thereof such person or group would become an acquiring person, per right (subject to adjustment). In the event that there is not sufficient shares of the Company’s class A common stock issued but not outstanding or authorized but unissued to effect the foregoing exchange, the Company, at its sole election, may take all such actions as may be necessary to authorize additional shares of class A common stock for issuance upon exchange of the rights or, to the extent that there are insufficient shares of the Company’s class A common stock available, substitute cash, property or other securities of the Company for shares of the class A common stock of the Company.

EASYLINK SERVICES INTERNATIONAL CORPORATION
Notes to Consolidated Financial Statements
20. SUBSEQUENT EVENTS (CONT’D)
Adjustments. The purchase price payable, and the number of shares of preferred stock or other securities or property issuable, upon exercise of the rights are subject to adjustment from time to time to prevent dilution:
•	in the event of a stock dividend on, or a subdivision, combination or reclassification of, the shares of preferred stock;

•	if holders of the shares of preferred stock are granted certain rights, options or warrants to subscribe for shares of preferred stock or convertible securities at less than the current market price of the shares of preferred stock; or

•	upon the distribution to holders of shares of the preferred stock of evidences of indebtedness or assets (excluding regular quarterly cash dividends) or of subscription rights or warrants (other than those referred to above).
With certain exceptions, no adjustment in the purchase price will be required until cumulative adjustments amount to at least 1% of the purchase price. No fractional shares of preferred stock will be issued, and, in lieu thereof, an adjustment in cash will be made based on the market price of the shares of preferred stock on the last trading day prior to the date of exercise.
Redemption. In general, the Company may redeem the rights in whole, but not in part, at a price of $0.001 per right (subject to adjustment and payable in cash, shares of the Company’s class A common stock or other consideration deemed appropriate by the board of directors of the Company) at any time until ten days following the share acquisition date. Immediately upon the action of the board of directors of the Company authorizing any redemption, the rights will terminate, and the only right of the holders of rights will be to receive the redemption price.
Stockholder Rights; Tax Effects. Until a right is exercised, its holder will have no rights as a stockholder of the Company, including, without limitation, the right to vote or to receive dividends. While the distribution of the rights will not result in the recognition of taxable income by the Company or its stockholders, stockholders may, depending upon the circumstances, recognize taxable income in the event that the Rights become exercisable for shares of the Company’s class A common stock (or other consideration) as set forth above or in the event the Rights are redeemed.
Amendment. The terms of the rights may be amended by the board of directors of the Company without the consent of the holders of the rights, including, without limitation, to extend the expiration date of the Stockholder Rights Agreement and to increase or decrease the purchase price. Once there is an acquiring person, however, no amendment can adversely affect the interests of the holders of the rights (other than the acquiring person or affiliates or associates of the acquiring person).

INDEX TO EXHIBITS

Exhibit No.	Description

2.1
Agreement and Plan of Merger among the Company, dated as of June 14, 2000, ICC Acquisition Corporation, Inc., a wholly-owned subsidiary of the Company, Research Triangle Commerce, Inc. (“RTCI”) and the selling shareholders of RTCI (Incorporated by reference to the Exhibit to the Company’s Current Report on Form 8-K (File No. 000-24996), dated June 14, 2000, as filed with the Securities and Exchange Commission on June 15, 2000).

2.2
Agreement and Plan of Merger, dated May 25, 2004, among the Company, ICC Acquisition Corporation, Inc., a wholly-owned subsidiary of the Company, Electronics Commerce Systems, Inc. (“ECS”) and certain shareholders of ECS (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-24996), dated May 25, 2004, as filed with the Securities and Exchange Commission on May 26, 2004).

2.3
Share Purchase Agreement, dated November 1, 2005, by and among the Company, Connective Commerce Associates, the shareholders of the Seller listed on the signature page as Operating Shareholders and The Kodiak Group, Inc. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 000-24996), dated November 1, 2005, as filed with the Securities and Exchange Commission on November 3, 2005).

2.4
Share Purchase Agreement, dated May 9, 2006, by and among the Company, Enable Corp., and the stockholders of Enable Corp. listed on the signature page (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 000-24996), dated May 9, 2006, as filed with the Securities and Exchange Commission on May 12, 2006).

2.5
Agreement and Plan of Merger among the Company, Jets Acquisition Sub, Inc. and EasyLink Services Corporation, dated May 3, 2007 (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 000-24996), dated May 3, 2007, as filed with the Securities and Exchange Commission on May 9, 2007).

2.6
Company Voting Agreement, dated May 3, 2007, between the Company and certain stockholders of EasyLink Services Corporation (Incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K (File No. 000-24996), dated May 3, 2007, as filed with the Securities and Exchange Commission on May 9, 2007).

3(i).1
Amended and Restated Certificate of Incorporation of Infosafe Systems, Inc., dated August 27, 1997, as filed with the Secretary of State of Delaware on August 27, 1997 (Incorporated by reference to Exhibit 3(i).1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2009 (File No. 000-24996), as filed with the Securities and Exchange Commission on June 15, 2009).

3(i).2
Certificate of Merger of Internet Commerce Corporation into Infosafe Systems, Inc., dated September 23, 1998, as filed with the Secretary of State of Delaware on September 23, 1998 (Incorporated by reference to Exhibit 3(i).2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2009 (File No. 000-24996), as filed with the Securities and Exchange Commission on June 15, 2009).

3(i).3
Certificate of Amendment to the Amended Certificate of Incorporation of Infosafe Systems, Inc., dated September 23, 1998, as filed with the Secretary of State of Delaware on September 23, 1998 (Incorporated by reference to Exhibit 3(i).3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2009 (File No. 000-24996), as filed with the Securities and Exchange Commission on June 15, 2009).

Exhibit No.	Description

3(i).4
Certificate of Powers, Designations, Preferences and Relative, Participating, Optional and Other Special Rights of the Series C Convertible Redeemable Preferred Stock of Internet Commerce Corporation, dated January 5, 2000, as filed with the Secretary of State of Delaware on January 6, 2000 (Incorporated by reference to Exhibit 3(i).4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2009 (File No. 000-24996), as filed with the Securities and Exchange Commission on June 15, 2009).

3(i).5
Certificate of Powers, Designations, Preferences and Relative, Participating, Optional and Other Special Rights of the Series D Convertible Redeemable Preferred Stock of Internet Commerce Corporation, dated April 29, 2003, as filed with the Secretary of State of Delaware on April 29, 2003 (Incorporated by reference to Exhibit 3(i).5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2009 (File No. 000-24996), as filed with the Securities and Exchange Commission on June 15, 2009).

3(i).6
Certificate of Ownership and Merger of Internet Commerce Corporation and Enable Corp., dated August 20, 2007, as filed with the Secretary of State of Delaware on August 20, 2007 (Incorporated by reference to Exhibit 3(i).6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2009 (File No. 000-24996), as filed with the Securities and Exchange Commission on June 15, 2009).

3(i).7
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of EasyLink Services International Corporation, dated August 20, 2007, as filed with the Secretary of State of Delaware on August 22, 2007 (Incorporated by reference to Exhibit 3(i).7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2009 (File No. 000-24996), as filed with the Securities and Exchange Commission on June 15, 2009).

3(i).8
Certificate of Powers, Designations, Preferences and Relative, Participating, Optional and Other Special Rights of the Series E Redeemable Preferred Stock of EasyLink Services International Corporation, dated May 18, 2009, as filed with the Secretary of State of Delaware on May 18, 2009 (Incorporated by reference to Exhibit 3(i).8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2009 (File No. 000-24996), as filed with the Securities and Exchange Commission on June 15, 2009).

3(i).9
Certificate of Powers, Designations, Preferences and Relative, Participating, Optional and Other Special Rights of the Series F Junior Participating Preferred Stock of EasyLink Services International Corporation, dated August 25, 2009, as filed with the Secretary of State of Delaware on August 25, 2009 (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 000-24996), dated August 25, 2009, as filed with the Securities and Exchange Commission on August 31, 2009).

3(ii).1
Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 000-24996), dated June 30, 1999, as filed with the Securities and Exchange Commission on July 1, 1999).

3(ii).2
Amendment to Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2006 (File No. 000-24996), dated June 12, 2006, as filed with the Securities and Exchange Commission on June 12, 2006).

Exhibit No.	Description

4.1
Specimen Certificate for class A common stock of EasyLink Services International Corporation (Incorporated by reference to Exhibit 4.4 to the Company’s registration statement on Form S-3, dated September 19, 2007 (File No. 000-146165), as filed with the Securities and Exchange Commission on September 19, 2007).

4.2
Specimen Certificate for Series E Preferred Redeemable Stock of EasyLink Services International Corporation (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 000-24996), dated May 19, 2009, as filed with the Securities and Exchange Commission on May 21, 2009).

4.3
Form of Registration Rights Agreement, dated April 30, 2003, among the Company and the purchasers of shares of class A common stock identified therein (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 000-24996), dated April 30, 2003, as filed with the Securities and Exchange Commission on May 2, 2003).

4.4
Form of Registration Rights Agreement, dated April 30, 2003, among the Company and Blue Water Venture Fund II, L.L.C. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 000-24996), dated April 30, 2003, as filed with the Securities and Exchange Commission on May 2, 2003).

4.5
Form of Securities Purchase Agreement, dated as of April 15, 2004, by and among the Company and the purchasers named therein (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-24996), dated April 20, 2004, as filed with the Securities and Exchange Commission on April 20, 2004).

4.6
Form of Warrant, dated as of April 20, 2004 (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 000-24996), dated April 20, 2004, as filed with the Securities and Exchange Commission on April 20, 2004).

4.7
Form of Registration Rights Agreement, dated as of April 20, 2004, by and among the Company and the purchasers named therein (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 000-24996), dated April 20, 2004, as filed with the Securities and Exchange Commission on April 20, 2004).

4.8
Form of Registration Rights Undertaking, dated as of June 22, 2004, by the Company in favor of the shareholders of Electronic Commerce Systems, Inc. (Incorporated by reference to Exhibit 4.12 to the Company’s Current Report on Form 8-K (File No. 000-24996), dated June 22, 2004, as filed with the Securities and Exchange Commission on June 22, 2004).

4.9
Registration Rights Agreement, dated May 9, 2006, by and among the Company and Crossbow Venture Partners, LP (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-24996), dated May 9, 2006, as filed with the Securities and Exchange Commission on May 12, 2006).

4.10
Securities Purchase Agreement, dated as of May 3, 2007, by and among the Company and the Purchasers identified on the signature pages thereto (Incorporated by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K (File No. 000-24996), dated May 3, 2007, as filed with the Securities and Exchange Commission on May 9, 2007).

Exhibit No.	Description

4.11
Securities Purchase Agreement, dated as of July 2, 2007, by and among the Company and the Purchasers identified on the signature pages thereto (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 000-24996), dated July 2, 2007, as filed with the Securities and Exchange Commission on July 9, 2007).

4.12
Security Agreement, dated as of July 2, 2007, by and among Internet Commerce Corporation, the Purchasers identified on the signature pages thereto and York Capital Management, L.P. (Incorporated by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K (File No. 000-24996), dated July 2, 2007, as filed with the Securities and Exchange Commission on July 9, 2007).

4.13
Form of Subsidiary Security Agreement, dated as of July 2, 2007, by each subsidiary of Internet Commerce Corporation, the Purchasers identified on the signature pages thereto and York Capital Management, L.P. (Incorporated by reference to Exhibit 2.4 to the Company’s Current Report on Form 8-K (File No. 000-24996), dated July 2, 2007, as filed with the Securities and Exchange Commission on July 9, 2007).

4.14
Form of Subsidiary Guaranty, dated as of July 2, 2007, by each subsidiary of Internet Commerce Corporation in favor of the Purchasers identified on the signature pages thereto (Incorporated by reference to Exhibit 2.5 to the Company’s Current Report on Form 8-K (File No. 000-24996), dated July 2, 2007, as filed with the Securities and Exchange Commission on July 9, 2007).

4.15
Amendment to Securities Purchase Agreement, dated as of August 20, 2007, by and among the Company and the Purchasers identified on the signature pages thereto (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K/A (File No. 000-24996), dated August 21, 2007, as filed with the Securities and Exchange Commission on December 4, 2007).

4.16
Second Amendment to Securities Purchase Agreement, dated as of December 18, 2007, by and among EasyLink Services International Corporation and each of the Purchasers identified on the signature pages thereto (Incorporated by reference to Exhibit 2.1 to the Company’s Report on Form 8-K (File No. 000-24996), dated December 18, 2007, as filed with the Securities and Exchange Commission on December 20, 2007).

4.17
Third Amendment to Securities Purchase Agreement, dated as of February 22, 2008, by and among EasyLink Services International Corporation and each of the Purchasers identified on the signature pages thereto (Incorporated by reference to Exhibit 2.1 to the Company’s Report on Form 8-K (File No. 000-24996), dated February 22, 2008, as filed with the Securities and Exchange Commission on February 25, 2008).

4.18
Fourth Amendment to Securities Purchase Agreement, dated as of December 31, 2008, by and among EasyLink Services International Corporation and each of the Purchasers identified on the signature pages thereto (Incorporated by reference to Exhibit 2.1 to the Company’s Report on Form 8-K (File No. 000-24996), dated December 31, 2008, as filed with the Securities and Exchange Commission on January 7, 2009).

10.1	1994 Stock Option Plan (Incorporated by reference to Exhibit 10.1 to the Company’s registration statement on form SB-2 (File no. 33-83940), as filed with the Securities and Exchange Commission).

10.2
Amended and Restated Stock Option Plan (As of June 30, 1999) (Incorporated by reference to Exhibit A to the Company’s proxy statement for the annual meeting of stockholders for the year ended July 31, 1999 (File No. 000-24996), as filed with the Securities and Exchange Commission on May 23, 2000).

Exhibit No.	Description

10.3
Internet Commerce Corporation 2005 Stock Option Plan (Incorporated by reference to Annex B to the Company’s proxy statement for the annual meeting of stockholders for the year ended July 31, 2005 (File No. 000-24996), as filed with the Securities and Exchange Commission on November 28, 2005).

10.4
Amendment to Internet Commerce Corporation 2005 Stock Option Plan (Incorporated by reference to Annex D to the Company’s proxy statement for the special meeting of stockholders dated July 17, 2007 (File No. 000-24996), as filed with the Securities and Exchange Commission on July 17, 2007.

10.5
Lease Agreement between 805 Third Ave. Co. and the Company relating to the rental of the Company’s current principal executive office (Incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended October 31, 1997 (File No. 000-24996), as filed with the Securities and Exchange Commission on December 12, 1997).

10.6
Lease Agreement, dated as of May 21, 1999, between JB Squared LLC and the Company relating to the rental of approximately 4,000 square feet at the Lakeview Executive Center, 45 Research Way, East Setauket, New. York, 11733 (Incorporated by reference to Exhibit 10.6 to Amendment No. 3 to the Company’s registration statement on Form S-3 (File No. 333-80043), as filed with the Securities and Exchange Commission on October 18, 1999).

10.7
Master Agreement between Cable & Wireless PLC and the Company executed on November 24, 1999 (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K (File No. 000-24996), dated November 24, 1999, as filed with the Securities and Exchange Commission on December 1, 1999).

10.8
First Amendment to Lease Agreement, dated as of January 2000, by and between JB Squared LLC and the Company relating to the rental of an additional approximately 4,800 square feet at the Lakeview Executive Center, 45 Research Way, East Setauket, New York 11733 (Incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-KSB for the year ended July 31, 2000 (File No. 000-24996), as filed with the Securities and Exchange Commission on October 13, 2000).

10.9
First Amendment of Lease Agreement between Madison Third Building Companies LLC and the Company relating to the rental of additional Office space at 805 Third Avenue, New York, New York 10022 (Incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-KSB for the year ended July 31, 2000 (File No. 000-24996), as filed with the Securities and Exchange Commission on October 13, 2000).

10.10
Lease Agreement, dated as of August 2, 2000, by and between IDC Realty, LLC as landlord and the Company as tenant relating to the rental of an approximately 8,000 square feet facility used by the Company’s Service Bureau division (Incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-KSB for the year ended July 31, 2000 (File No. 000-24996), as filed with the Securities and Exchange Commission on October 13, 2000).

10.11
Lease Agreement, dated as of May 13, 1999, by and between Shannon Oaks Partnership as landlord and RTCI as tenant relating to the rental of an approximately 8,000 square feet facility used by the Company’s Professional Services division (Incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended July 31, 2001 (File No. 000-24996), as filed with the Securities and Exchange Commission on October 30, 2001).

Exhibit No.	Description

10.12
License Agreement with Triaton and the Company, dated July 19, 2002 (Incorporated by reference to Exhibit 10.25 to the Company’s registration statement on Form S-3 (file No. 333-99059), as filed with the Securities and Exchange Commission on August 30, 2002).

10.13
Form of Subscription Agreement, dated as of April 30, 2003, among the Company and the purchasers of shares of Class A common stock identified therein (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-24996), dated April 30, 2003, as filed with the Securities and Exchange Commission on May 2, 2003).

10.14
Form of Subscription Agreement, dated as of April 30, 2003, between the Company and Blue Water Venture Fund II, L.L.C. for the purchase of shares of Series D Preferred Stock (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 000-24996), dated April 30, 2003, as filed with the Securities and Exchange Commission on May 2, 2003).

10.15
Accounts Receivable Financing Agreement, dated as of May 30, 2003, by and between Silicon Valley Bank and the Company (Incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended July 31, 2003 (File No. 000-24996), as filed with the Securities and Exchange Commission on October 31, 2003).

10.16
First Loan Modification Agreement, dated as of October 22, 2003, by and between Silicon Valley Bank and the Company (Incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended July 31, 2003 (File No. 000-24996), as filed with the Securities and Exchange Commission on October 31, 2003).

10.17
Intellectual Property Security Agreement, dated as of May 30, 2003, by and between Silicon Valley Bank and the Company (Incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended July 31, 2003 (File No. 000-24996), as filed with the Securities and Exchange Commission on October 31, 2003).

10.18
Form of Securities Purchase Agreement, dated as of April 15, 2004, by and among the Company and the purchasers listed on Schedule 1 thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-24996), dated April 20, 2004, as filed with the Securities and Exchange Commission on April 20, 2004).

10.19
Fourth Loan Modification Agreement, dated as of March 16, 2005, by and between SVB and the Company (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-24996), dated March 18, 2005, as filed with the Securities and Exchange Commission on March 18, 2005).

10.20
Sublease Agreement, dated as of May 18, 2005, by and between Bianco Hopkins & Associates, Inc. and the Company (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-24996), dated May 24, 2005, as filed with the Securities and Exchange Commission on May 24, 2005).

10.21
Stock Purchase Agreement, dated December 20, 2006, between Internet Commerce Corporation and 3V Capital Master Fund Ltd. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-24996), dated December 20, 2006, as filed with the Securities and Exchange Commission on December 22, 2006).

Exhibit No.	Description

10.22
Stock Purchase Agreement, dated December 20, 2006, between Internet Commerce Corporation and Distressed/High Yield Trading Opportunities, Ltd. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 000-24996), dated December 20, 2006, as filed with the Securities and Exchange Commission on December 22, 2006).

10.23
Agreement and General Release, effective as of March 1, 2007, by and between the Company and Arthur R. Medici (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-24996), dated March 1, 2007, as filed with the Securities and Exchange Commission on March 8, 2007).

10.24
Arthur R. Medici Resignation Letter, effective March 1, 2007 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 000-24996), dated March 1, 2007, as filed with the Securities and Exchange Commission on March 8, 2007).

10.25
Stockholder Rights Agreement, dated as of August 25, 2009, between EasyLink Services International Corporation and American Stock Transfer and Trust Company, LLC, as rights agent, which includes the Form of the Certificate of Designations of the Series F Junior Participating Preferred Stock attached as Exhibit A thereto, the Form of Rights Certificate attached as Exhibit B thereto, and the Summary of Rights to Purchase Preferred Shares attached as Exhibit C thereto (Incorporated by reference to Exhibit 4.1 to the Company’s Report on Form 8-K (File No. 000-24996), dated August 25, 2009, as filed with the Securities and Exchange Commission on August 31, 2009).

10.26
Revolving Credit and Term Loan Agreement, dated as of May 19, 2009, among EasyLink Services International Corporation, as Borrower, the Lenders from time to time party thereto, SunTrust Bank, as Administrative Agent, and The Private Bank and Trust Company, as Syndication Agent (Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K (File No. 000-24996), dated May 19, 2009, as filed with the Securities and Exchange Commission on May 21, 2009).

10.27
Form of Term Note (Incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K (File No. 000-24996), dated May 19, 2009, as filed with the Securities and Exchange Commission on May 21, 2009).

10.28
$2,000,000 Revolving Credit Note among EasyLink Services International Corporation, as Borrower, and SunTrust Bank, as Lender, dated May 19, 2009 (Incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 8-K (File No. 000-24996), dated May 19, 2009, as filed with the Securities and Exchange Commission on May 21, 2009).

10.29
Subsidiary Guaranty Agreement, dated as of May 19, 2009, by and among EasyLink Services International Corporation, as Borrower, each of its subsidiaries listed on Schedule 1 thereto and SunTrust Bank, as Administrative Agent for the Lenders (Incorporated by reference to Exhibit 10.4 to the Company’s Report on Form 8-K (File No. 000-24996), dated May 19, 2009, as filed with the Securities and Exchange Commission on May 21, 2009).

10.30
Security Agreement, dated as of May 19, 2009, among EasyLink Services International Corporation, as Borrower, each of its subsidiaries signatory thereto, each of its subsidiaries that thereafter becomes a party thereto and SunTrust Bank, as Administrative Agent for the Lenders (Incorporated by reference to Exhibit 10.5 to the Company’s Report on Form 8-K (File No. 000-24996), dated May 19, 2009, as filed with the Securities and Exchange Commission on May 21, 2009).

Exhibit No.	Description

10.31
Stock Pledge Agreement, dated as of May 19, 2009, by EasyLink Services International Corporation, as Borrower, and its subsidiaries signatory thereto, in favor of SunTrust Bank, as Administrative Agent for the Lenders (Incorporated by reference to Exhibit 10.6 to the Company’s Report on Form 8-K (File No. 000-24996), dated May 19, 2009, as filed with the Securities and Exchange Commission on May 21, 2009).

10.32
Securities Exchange Agreement, dated as of May 19, 2009, by and among EasyLink Services International Corporation and each of the Purchasers identified on the signature pages thereto (Incorporated by reference to Exhibit 10.7 to the Company’s Report on Form 8-K (File No. 000-24996), dated May 19, 2009, as filed with the Securities and Exchange Commission on May 21, 2009).

10.33
Form of Warrant (Incorporated by reference to Exhibit 10.8 to the Company’s Report on Form 8-K (File No. 000-24996), dated May 19, 2009, as filed with the Securities and Exchange Commission on May 21, 2009).

10.34
Second Amended and Restated Employment Agreement between EasyLink Services International Corporation and Thomas J. Stallings, dated September 28, 2009) (Confidential Treatment has been requested with respect to portions of this Exhibit. The omitted portions of this Exhibit were filed separately with the SEC.) (Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K (File No. 001-34446), dated September 28, 2009, as filed with the Securities and Exchange Commission on October 2, 2009).

10.35
Second Amended and Restated Employment Agreement between EasyLink Services International Corporation and Glen E. Shipley, dated September 28, 2009) (Confidential Treatment has been requested with respect to portions of this Exhibit. The omitted portions of this Exhibit were filed separately with the SEC.) (Incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K (File No. 001-34446), dated September 28, 2009, as filed with the Securities and Exchange Commission on October 2, 2009).

10.36
Second Amended and Restated Employment Agreement between EasyLink Services International Corporation and Terri Deuel, dated September 28, 2009) (Confidential Treatment has been requested with respect to portions of this Exhibit. The omitted portions of this Exhibit were filed separately with the SEC.) (Incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 8-K (File No. 001-34446), dated September 28, 2009, as filed with the Securities and Exchange Commission on October 2, 2009).

10.37
Second Amended and Restated Employment Agreement between EasyLink Services International Corporation and Kevin R. Maloney, dated September 28, 2009) (Confidential Treatment has been requested with respect to portions of this Exhibit. The omitted portions of this Exhibit were filed separately with the SEC.) (Incorporated by reference to Exhibit 10.4 to the Company’s Report on Form 8-K (File No. 001-34446), dated September 28, 2009, as filed with the Securities and Exchange Commission on October 2, 2009).

10.38
Amended and Restated Employment Agreement between EasyLink Services International Corporation and Chris A. Parker, dated September 28, 2009) (Confidential Treatment has been requested with respect to portions of this Exhibit. The omitted portions of this Exhibit were filed separately with the SEC.) (Incorporated by reference to Exhibit 10.5 to the Company’s Report on Form 8-K (File No. 001-34446), dated September 28, 2009, as filed with the Securities and Exchange Commission on October 2, 2009).

Exhibit No.	Description

14.1
Code of Ethics and Business Conduct (Incorporated by reference to Exhibit 14.1 to the Company’s Current Report on Form 8-K (File No. 000-24996), dated February 21, 2008, as filed with the Securities and Exchange Commission on February 22, 2008).

16.1
Letter of Tauber & Balser, P.C. to the Securities and Exchange Commission, dated October 31, 2007, pursuant to Item 304 (a)(3) of Regulation S-K (Incorporated by reference to Exhibit 16.1 to the Company’s Report on Form 8-K/A (File No. 000-24996), dated October 26, 2007, as filed with the Securities and Exchange Commission on October 31, 2007).

21.1	List of Subsidiaries

23.1	Consent of Friedman LLP.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: October 29, 2009

EASYLINK SERVICES INTERNATIONAL CORPORATION
By:	/s/ Thomas J. Stallings
Thomas J. Stallings
Chief Executive Officer

By:	/s/ Glen E. Shipley
Glen E. Shipley
Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas J. Stallings Thomas J. Stallings	Chief Executive Officer and Director (Principal Executive Officer)	October 29, 2009

/s/ Glen E. Shipley Glen E. Shipley	Chief Financial Officer (Principal Financial and Accounting Officer)	October 29, 2009

/s/ Richard J. Berman Richard J. Berman	Director	October 29, 2009

/s/ Kim D. Cooke Kim D. Cooke	Director	October 29, 2009

/s/ Donald R. Harkleroad Donald R. Harkleroad	Director	October 29, 2009

/s/ Paul D. Lapides Paul D. Lapides	Director	October 29, 2009

/s/ Dwight B. Mamanteo Dwight B. Mamanteo	Director	October 29, 2009

/s/ John S. Simon John S. Simon	Director	October 29, 2009

EXHIBIT INDEX

Exhibit No.	Description

21.1	List of Subsidiaries

23.1	Consent of Friedman LLP.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002