Form 10-K/A
period 2008-07-31
EASYLINK SERVICES INTERNATIONAL CORP
filed 2009-11-06
CIK 894738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K/A
(Amendment No. 2)

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

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

This Amendment No. 2 (“Amendment No. 2”) to the Annual Report on Form 10-K (the “Form 10-K”) of EasyLink Services International Corporation (the “Company”) for the fiscal year ended July 31, 2008, filed on October 21, 2008, as amended by the Form 10-K/A filed on October 29, 2008, is being filed in order to remove the unaudited proforma summary financial information provided under the subheading “Proforma Financial Information” in the section entitled “Recent Acquisitions” in Item 1 of Part I of the Form 10-K in order to insure that investors do not misconstrue such information as having been prepared in accordance with the requirements of Article 11 of Regulation S-X.

This Amendment No. 2 revises only Item 1 of Part I of the Form 10-K and does not reflect events occurring after the filing of the Form 10-K or modify or update any disclosures that may have been affected by subsequent events. Consequently, all other information is unchanged and reflects the disclosures made at the time of the filing of the Form 10-K (which speaks as of the date thereof). Please read all of our filings with the Securities and Exchange Commission in conjunction with this Amendment No. 2.

As used in this Amendment No. 2, the terms “we,” “us” or “our” refer to the Company.

TABLE OF CONTENTS

Page

PART I

Item 1. Business	1

PART IV

Item 15. Exhibits	10

PART I

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

Supply Chain Messaging

Our Supply Chain Messaging segment includes:

•
EasyLink EDI Value Added Network (“VAN”). We offer a complete, industry leading VAN solution to meet the EDI requirements of any sized company in a secure, reliable, available and flexible format. Our VAN can move information seamlessly and efficiently while expediting transaction processing regardless of file size, communication protocol, or data format. Through the use of our VAN services, our clients can improve reliability and security, cut costs without sacrificing service, expedite trading partner rollout and implementation, and increase supply chain visibility.  The EasyLink EDI VAN features include:

o	Authentication on every transaction,

o	Audit trails and archival services,

o	24x7 monitoring and support,

o	Multiple connectivity options,

o	Complimentary trading partner communications reporting, and

o	Access to a web-based document manager.

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

o
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

o
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

o
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

o
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

•
EasyLink Telex Solutions.  Many organizations around the world count on telex for effective and secure communications as this form of business messaging has continued to be both a reliable and cost-effective means of communication. EasyLink’s Telex Solutions provide our customers a wide range of telex alternatives including:

o	Traditional Telex for ‘big volume’ users who are unable to change infrastructure,

o	Internet Telex, an SMTP solution that allows use of existing email clients for sending telex messages,

o	Real-Time Telex, a Windows solution that has real-time messaging features as well as a store-and-forward messaging facility, and

o	Telex Outsourcing, a means of providing Telex services where such service is required by regulation without a substantial investment in infrastructure costs for the provider.

On Demand Messaging

Our On Demand Messaging segment includes:

•
EasyLink Production Messaging.  EasyLink’s Production Messaging solution is a fully managed outsourced document delivery system that integrates with a customer’s back-end system, translates documents into branded and formatted messages, and enables delivery of documents in a variety of formats, including fax, secure email, text message, and EDI. With a variety of options related to message distribution, delivery, and tracking, the solution may be tailored to fit a customer’s specific need for the mass delivery of mission critical documents such as brokerage statements, trade confirmations, invoices, bills of lading or travel reservation confirmations.  EasyLink’s Production Messaging provides customers with:

o	Enhanced productivity through automated processing of documents from back-end systems,

o	Reduced cost of message delivery and required resources,

o	Improved security for document routing, and

o	Increased visibility with secure delivery confirmation and reporting.

•
EasyLink Desktop Messaging.  EasyLink Desktop Messaging is an outsourced corporate faxing solution that allows enterprise customers to send and receive faxes exactly like e-mail.  EasyLink’s Desktop Messaging solution allows enterprises to benefit from:

o	Paperless faxing,

o	Elimination of costly environmentally unfriendly and burdensome fax servers and fax machines,

o	Improved employee productivity,

o	Immediate visibility by a web-based management platform for usage reporting and bill-back capabilities,

o	Reduced delivery time and errors,

o	Mobile faxing through enterprise e-mail when employees are away from the office, and

o	Secure, compliant, and auditable faxes.

•
EasyLink Workflow Services.  The EasyLink Workflow Service is a hosted application that integrates a customer’s critical faxes with tailored process flows to significantly improve communication efficiency, visibility and control. The solution automates all of a customer’s faxing exchanges and enables the seamless flow of information into backend systems.  The EasyLink Workflow Solution helps customers to:

o	Automate manual processing with faxed documents,

o	Eliminate human error associated with data entry,

o	Maximize cost savings and efficiencies for all business documents processing,

o	Develop auditable workflow processes, and

o	Reduce risk and complexities associated with current fax based processes.

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

For the fiscal years ended July 31, 2008, 2007 and 2006, approximately 28%, 2% and 1%, respectively, of our revenues were generated from international customers. The bulk of our international revenues come from the United Kingdom, Japan, France, Brazil and South Korea.  Twenty-seven percent of our long-lived assets are held in foreign territories, principally the United Kingdom.

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

PART IV

Item 15.		Exhibits.

	(a)	List of documents filed as part of the report:

3. Exhibits.

The following documents are filed as exhibits to this Amendment No. 2:

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 5, 2009

EASYLINK SERVICES INTERNATIONAL CORPORATION

By:	/s/ Thomas J. Stallings
Thomas J. Stallings
Chief Executive Officer

By:	/s/ Glen E. Shipley
Glen E. Shipley
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas J. Stallings	Chief Executive Officer and Director	November 5, 2009
Thomas J. Stallings	(Principal Executive Officer)

/s/ Glen E. Shipley	Chief Financial Officer	November 5, 2009
Glen E. Shipley	(Principal Financial and Accounting Officer)

/s/ Richard J. Berman	Director	November 5, 2009
Richard J. Berman

/s/ Kim D. Cooke	Director	November 5, 2009
Kim D. Cooke

/s/ Donald R. Harkleroad	Director	November 5, 2009
Donald R. Harkleroad

/s/ Paul D. Lapides	Director	November 5, 2009
Paul D. Lapides

/s/ John S. Simon	Director	November 5, 2009
John S. Simon

/s/ Dwight B. Mamanteo	Director	November 5, 2009
Dwight Mamanteo

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002