Form 10-Q
period 2009-10-31
EASYLINK SERVICES INTERNATIONAL CORP
filed 2009-12-04
CIK 894738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2009

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 30, 2009 the issuer had outstanding 26,276,927 shares of class A common stock.

EASYLINK SERVICES INTERNATIONAL CORPORATION
INDEX TO FORM 10-Q

Page

PART I FINANCIAL INFORMATION

Item 1. Financial Statements	1

Condensed Consolidated Balance Sheets as of October 31, 2009 (Unaudited) and July 31, 2009	1

Condensed Consolidated Statements of Operations for the three months ended October 31, 2009 and 2008 (Unaudited)	2

Condensed Consolidated Statements of Cash Flows for the three months ended October 31, 2009 and 2008 (Unaudited)	3

Notes to Condensed Consolidated Financial Statements (Unaudited)	4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosures about Market Risk	14

Item 4T. Controls and Procedures	14

PART II OTHER INFORMATION

Item 1. Legal Proceedings	14

Item 1A. Risk Factors	15

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3. Defaults Upon Senior Securities	15

Item 4. Submission of Matters to a Vote of Security Holders	15

Item 5. Other Information	15

Item 6. Exhibits	16

Signatures	17

Exhibit 3(i).1
Exhibit 3(i).2
Exhibit 3(i).3
Exhibit 3(i).4
Exhibit 3(i).5
Exhibit 3(i).6
Exhibit 3(i).7
Exhibit 3(i).8
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Condensed Consolidated Balance Sheets as of October 31, 2009 and July 31, 2009

	October 31,	July 31,
	2009	2009
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$14,897,550	$10,972,365
Accounts receivable, net of allowance for doubtful accounts and allowance for sales returns and allowances of $1,390,368 and $1,461,368, respectively	11,972,394	11,508,674
Prepaid expenses and other current assets	3,094,638	3,835,859

Total current assets	29,964,582	26,316,898

Property and equipment, net of accumulated depreciation of $14,370,326 and $13,574,865, respectively	7,758,561	8,230,843
Goodwill	34,800,738	34,840,654
Other intangible assets, net	20,099,901	21,406,880
Deferred tax asset, net of valuation allowance and other assets	5,537,085	5,521,428

Total assets	$98,160,867	$96,316,703

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,808,880	$3,044,378
Notes payable	12,038,208	9,495,374
Accrued expenses	7,700,875	6,644,665
Deferred revenue and other current liabilities	1,755,801	1,847,336

Total current liabilities	24,303,764	21,031,753

Notes payable, long term	15,110,405	17,512,034
Other liabilities	426,818	553,762

Total liabilities	39,840,987	39,097,549

Commitments and contingencies
Stockholders’ Equity:
Series C Preferred Stock — par value $.01 per share, 44.76 votes per share; 5,000 shares issued and 5,000 outstanding (liquidation value of $5,166,575 at October 2009 and $5,116,164 at July 2009)	50	50
Series E Preferred Stock — par value $0.01 per share; 6,577 shares issued and outstanding in 2009 (liquidation value of $6,876,118 at October 2009 and $6,710,342 at July 2009)	66	66
Common stock:
Class A — par value $.01 per share, 300,000,000 shares authorized, one vote per share; 27,274,235 and 27,261,193 shares issued at October 31, 2009 and July 31, 2009, respectively	272,742	272,612
Additional paid-in capital	138,527,735	138,463,290
Treasury stock — 1,000,000 shares as of October 2009 and July 2009	(2,122,288)	(2,122,288)
Accumulated other comprehensive loss	(4,725,208)	(4,442,091)
Accumulated deficit	(73,633,217)	(74,952,485)

Total stockholders’ equity	58,319,880	57,219,154

Total liabilities and stockholders’ equity	$98,160,867	$96,316,703

See notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Operations for the three months ended October 31, 2009 and 2008 (Unaudited)

	Three Months Ended
	October 31,
	2009	2008

Service revenue	$20,498,141	$22,814,946
Cost of services	6,086,865	6,719,145

Gross profit	14,411,276	16,095,801

Operating expenses:
Product development and enhancement	1,858,874	2,122,465
Selling and marketing	3,269,434	3,565,644
General and administrative	7,222,582	9,358,027

Operating income	2,060,386	1,049,665

Other income (expense):
Interest and investment income	7,336	129,575
Interest expense	(493,832)	(5,117,229)
Foreign exchange gain	279,950	—
Other income	54,006	61,707

	(152,540)	(4,925,947)

Income (loss) before income taxes	1,907,846	(3,876,282)
Provision for income taxes	543,860	456,352

Net income (loss)	1,363,986	(4,332,634)

Dividends on preferred stock	(216,187)	(50,273)

Net income (loss) attributable to common stockholders	$1,147,799	$(4,382,907)

Basic income (loss) per common share	$.04	$(0.18)

Diluted income (loss) per common share	$.04	$(0.18)

Anti-dilutive stock options, restricted stock, warrants, Series A and Series B Convertible Notes and Series C and Series E preferred stock	4,184,714	26,715,721

Weighted average number of common shares outstanding — basic	26,269,172	24,910,294

Weighted average number of common shares outstanding — diluted	29,415,574	24,910,294

See notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows for the three months ended October 31, 2009 and 2008 (Unaudited)

	Three Months Ended October 31,
	2009	2008

Cash flows from operating activities:
Net income (loss)	$1,363,986	$(4,332,634)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,056,778	2,127,978
Bad debt expense	106,926	311,880
Amortization of discount and other non-cash interest expense	148,287	2,217,785
Deferred tax expense	477,000	—
Non-cash charges for equity instruments issued for compensation and services	235,915	316,733
Non-cash equity in losses of investment and other non-cash items	130	(57,329)
Changes in assets and liabilities, net of effects from acquisition:
Accounts receivable	(432,737)	(250,987)
Prepaid expenses and other assets	257,391	906,967
Accounts payable	(290,763)	(726,213)
Accrued expenses	602,214	(1,812,440)
Other liabilities	(182,413)	96,815

Net cash (used in) provided by operating activities	4,342,714	(1,201,445)

Cash flows from investing activities:
Purchases of property and equipment	(297,078)	(2,435,873)

Net cash used in investing activities	(297,078)	(2,435,873)

Cash flows from financing activities:
Proceeds from sale of stock and exercise of options and warrants	—	2,261
Purchase of treasury stock	—	(1,323,034)
Net repayments of notes payable and capital lease	(7,082)	(6,808,845)

Net cash (used in) financing activities	(7,082)	(8,129,618)

Effect of foreign exchange rate changes on cash and cash equivalents	(113,369)	(881,201)

Net (decrease) increase in cash and cash equivalents	3,925,185	(12,648,137)

Cash and cash equivalents, beginning of period	10,972,365	32,091,005

Cash and cash equivalents, end of period	$14,897,550	$19,442,868

See notes to condensed consolidated financial statements.

EASYLINK SERVICES INTERNATIONAL CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)
1. BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of EasyLink Services International Corporation (referred to as “EasyLink,” the “Company,” “we,” “our” or “us”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. In the opinion of management, such statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of our financial position, results of operations and cash flows as of the dates and for the periods indicated. Pursuant to the requirements of the Securities and Exchange Commission (“SEC”) applicable to Quarterly Reports on Form 10-Q, the accompanying financial statements do not include all disclosures required by GAAP for annual financial statements. While we believe the disclosures presented are adequate to make the information not misleading, these unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended July 31, 2009.
The condensed consolidated balance sheet as of July 31, 2009 has been derived from the audited consolidated financial statements as of that date.
Operating results for the three month-period ended October 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2010 or any future period.
Principles of consolidation and basis of presentation
The consolidated financial statements include the accounts of EasyLink and our wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.
Recently Adopted Accounting Pronouncements
In June 2009, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 168 The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”). The FASB Accounting Standards Codification has become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB effective September 15, 2009. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws continue to be sources of authoritative GAAP for SEC registrants. On the effective date of SFAS 168, the Codification superseded all then-existing non-SEC accounting and reporting standards.
In August 2009 the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2009-05 Fair Value Measurements and Disclosures (Topic 820) (“ASU 2009-05”). ASU 2009-05 provides clarification that the fair value measurement of liabilities in which a quoted price in an active market for the identical liability is not available should be developed based on a valuation technique that uses the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities when traded as assets or another valuation technique that is consistent with the principles of Topic 820 — Fair Value Measurements and Disclosures. ASU 2009-05 also clarifies that there is no requirement to adjust the fair value related to the existence of a restriction that prevents the transfer of the liability and that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. This guidance was effective for the Company as of October 31, 2009 and did not have a significant impact on the Company’s consolidated financial statements.

Recent accounting pronouncements not yet adopted
In October 2009, the Financial Accounting Standards Board issued ASU No. 2009-13 Revenue Recognition (Topic 605) “Multiple-Deliverable Revenue Arrangements”. As this ASU is only effective for fiscal year ends beginning on or after June 15, 2010 we will review and make a determination at that time.
These financial statements were approved by our management and made available for issuance on December 4, 2009. Our management has evaluated subsequent events through this date.
2. ACQUIRED INTANGIBLE ASSETS
Intangible assets net of accumulated amortization are summarized as follows:

	Weighted average
	amortization
	period (years)	October 31, 2009	July 31, 2009

Purchased customer relationships	6-8	$18,035,767	$18,056,771
Internally developed systems	4	10,597,935	10,607,355
Trade names	<1	3,763,543	3,766,992

Intangible assets, gross		$32,397,245	$32,431,118

Less accumulated amortization:
Purchased customer relationships		$(5,527,322)	$(4,919,923)
Internally developed systems		(6,645,816)	(5,989,037)
Trade names		(124,206)	(115,278)

Accumulated amortization		(12,297,344)	(11,024,238)

Intangible assets, net		$20,099,901	$21,406,880

Trade names in the amount of $3,513,544 are not amortizable.
3. NOTES PAYABLE
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
The principal amount of the Term Loan is due and payable in equal quarterly installments of approximately $2.5 million beginning on July 31, 2009 and ending on April 30, 2012, subject to acceleration in the event of a default. The outstanding principal amount of any borrowings under the Revolver will be due and payable on May 19, 2012, subject to an earlier maturity date under certain circumstances. Anytime after May 19, 2010, the Company may increase the Lender commitments by an aggregate principal amount of up to $10,000,000 (the “Additional Commitments”), either as additional term or revolving loans and to the extent that one or more Lenders agree to fund such Additional Commitments. The Company may use the proceeds of any Additional Commitments solely to redeem a portion of the Company’s series E preferred stock. The Credit Agreement contains usual and customary covenants for financings of this type, including, among other things: (i) requirements to deliver financial statements, other reports and notices; (ii) restrictions on indebtedness; (iii) restrictions on dividends, distributions and redemptions of equity and repayment of subordinated indebtedness; (iv) restrictions on liens; (v) restrictions on making certain payments; (vi) restrictions on investments; (vii) restrictions on asset dispositions and other fundamental changes; and (viii) restrictions on transactions with affiliates. Additionally, the Credit Agreement contains certain financial covenants, including, among other things: (i) a maximum leverage ratio; (ii) a minimum fixed charge coverage ratio; (iii) a minimum amount of consolidated adjusted EBITDA; (iv) a minimum amount of liquidity; and (v) a maximum amount of capital expenditures. As of October 31, 2009 the Company was in compliance with all of the covenants.

3. NOTES PAYABLE (CONT’D)
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
Long term debt and capital lease obligations at October 31, 2009 and July 31, 2009 are as follows:

	October 31, 2009	July 31, 2009

SunTrust Bank	$27,916,667	$27,916,667
Capitalized leases	3,606	10,688

Subtotal	27,920,273	27,927,355

Less debt discount	771,660	919,947
Less current portion of long term debt	12,038,208	9,495,374

Long term debt	$15,110,405	$17,512,034

4. STOCKHOLDERS’ EQUITY
Dividends
The holders of the outstanding shares of our series C preferred stock are entitled to receive a 4% per share annual cumulative dividend payable in cash or shares of common stock at our option. Dividends accrue and are cumulative on a daily basis, whether or not earned or declared. The series C preferred stock has a par value of $0.01 and a liquidation value of $1,000 per share.
As of October 31, 2009 and July 31, 2009, accrued dividends, for the series C preferred stock, of $166,575 and $116,164, respectively, were included in accrued expenses on our balance sheet. Total liquidation preferences of the series C preferred stock were $5,166,575 and $5,116,164 at October 31, 2009 and July 31, 2009, respectively.
On May 19, 2009, 6,577 shares of series E preferred stock were issued with a par value of $0.01 and a liquidation value of $1,000 per share. The preferred stock pays dividends at the rate of 10% for year 1, 12% for year 2, 14% for year 3 and 16% for each year thereafter.

4. STOCKHOLDERS’ EQUITY (CONT’D)
As of October 31, 2009 and July 31, 2009, accrued dividends, for the series E preferred stock, of $299,118 and $133,342, respectively, were included in accrued expenses on our balance sheet. Total liquidation preferences of the series E preferred stock were $6,876,118 and $6,710,342 at October 31, 2009 and July 31, 2009, respectively.
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
5. INCOME TAXES
At October 31, 2009, the Company had total gross deferred tax assets of approximately $38.0 million, with a corresponding valuation allowance of $27.3 million and deferred tax liabilities of approximately $5.3 million. These deferred taxes net to an asset balance of approximately $5.4 million, with $.5 million classified as current and $4.9 million classified as long term. The tax assets principally relate to federal net operating loss carryforwards that expire from 2019 through 2025 and to a lesser extent book/tax timing differences.
Pursuant to GAAP a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The charge for taxation is based on the results for the year as adjusted for items that are non-assessable or disallowed. The charge is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date. At October 31, 2009, the Company had no material unrecognized tax benefits.
6. FAIR VALUE REPORTING
GAAP clarifies that fair value is an exit price, representing the amount that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:
•	Level 1 — Observable inputs such as quoted prices in active market;
•	Level 2 — Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
•	Level 3 — Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

6. FAIR VALUE REPORTING (CONT’D)
The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at October 31, 2009:

	Quoted Prices in
	Active Markets	Significant
	for Identical	Other	Significant
	Assets	Observable	Unobservable
	(Liabilities)	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Carrying Amount
Cash	$13,390,601	—	—	$13,390,601
Cash Equivalents	$1,506,949	—	—	$1,506,949
Notes Payable	—	—	$(26,195,619)	$(27,148,613)
The carrying amount of the notes payable contains a $771,660 discount. Management believes that the assets can be liquidated without restriction.
7. COMMITMENTS AND CONTINGENCIES
Litigation
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
In connection with the termination of an agreement to sell the portal operations of our discontinued India.com business, one of our subsidiaries is party to pending litigation (India.com v. Dalal) that has now been remanded from a second appeal before the U.S. Court of Appeals for the Second Circuit (the “Court”). By Mandate dated July 21, 2009, the Court remanded the matter to the District Court for Southern District of New York to set damages. EasyLink asserted appropriate defenses before the District Court in late October and expects a resolution at the trial level by the end of the year. If necessary and appropriate, the requisite appeal will be taken in 2010.
As a result of a New York state sales tax audit completed in 2005 of EasyLink Services International, Inc., a dissolved subsidiary of EasyLink Services Corporation, EasyLink Services International was assessed approximately $450,000 in tax, interest, and penalties on sales for the sales tax period beginning March 1, 2001 and ending May 31, 2004. The case has been remanded back to the administrative law judge to determine allocation and penalty issues. We expect to appeal the Tribunal’s decision judicially once all administrative law proceedings are completed.
The outcome of litigation may not be assured, and despite management’s views of the merits of any litigation, or the reasonableness of our estimates and reserves, our cash balances could nonetheless be materially affected by an adverse judgment. In accordance with GAAP, we believe we have adequately reserved for the contingencies arising from the above legal matters where an outcome was deemed to be probable and the loss amount could be reasonably estimated. As such, we do not believe that the anticipated outcome of the aforementioned proceedings will have a materially adverse impact on our financial condition, cash flows or results of operations.

8. INTERIM SEGMENT DISCLOSURES
Our operations are divided into two business segments, which are defined as follows:
•	Supply Chain Messaging Segment (“Supply Chain”), which includes all our electronic data interchange (“EDI”) and telex services.
•	On Demand Messaging Segment (“On Demand”), which includes all fax, e-mail, document capture and management (“DCM”) and workflow services.
The table below summarizes information about operations for the fiscal quarters ended October 31, 2009 and 2008:

Quarter Ended October 31, 2009	Supply Chain	On Demand	Total
Revenue from external customers	$10,571,248	$9,926,893	$20,498,141
Segment gross profit	$7,776,926	$6,634,350	$14,411,276
The following is a reconciliation of operating segment income to net income for the quarter ended October 31, 2009:

Segment gross profit	$14,411,276
Corporate expenses	12,350,890

Operating income	2,060,386
Other income (expense), net	(152,540)

Income before income taxes	1,907,846
Income tax expense	543,860

Net income	$1,363,986

Quarter Ended October 31, 2008	Supply Chain	On Demand	Total
Revenue from external customers	$11,615,074	$11,199,872	$22,814,946
Segment gross profit	$8,474,445	$7,621,356	$16,095,801
The following is a reconciliation of operating segment income to net income for the quarter ended October 31, 2008:

Segment gross profit	$16,095,801
Corporate expenses	15,046,136

Operating income	1,049,665
Other income (expense), net	(4,925,947)

Loss before income taxes	(3,876,282)
Income tax expense	456,352

Net loss	$(4,332,634)

9. DERIVATIVE FINANCIAL INSTRUMENTS
As of October 31, 2009, we had no known material derivative financial instruments.
10. SUBSEQUENT EVENTS
As of October 31, 2009, we had no material reportable subsequent events. These financial statements were approved by our management and made available for issuance on December 4, 2009. Our management has evaluated subsequent events through this date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward Looking Statement Disclaimer
All statements other than statements of historical facts included in this Quarterly Report regarding our financial position, business strategy and plans and objectives of management for future operations are forward-looking statements. These forward-looking statements are based on the beliefs of management, as well as assumptions made by and information currently available to management. When used in this quarterly report, the words “anticipate,” “believe,” “estimate,” “expect,” “may,” “will,” “hope,” “continue” and “intend,” and words or phrases of similar import, as they relate to our financial position, business strategy and plans, or objectives of management, are intended to identify forward-looking statements. These statements reflect our current view with respect to future events and are subject to risks, uncertainties and assumptions related to various factors, including, without limitation, those described in Item 1A of Part II of this Quarterly Report under the heading “Risk Factors” and in our registration statements and periodic reports filed with the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Securities Act of 1933, as amended (the “Securities Act”).
Although we believe that our expectations are reasonable, we cannot assure you that our expectations will prove to be correct. Should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described in this Quarterly Report as anticipated, believed, estimated, expected, hoped or intended.
Business Overview
We are a global provider of value added services that facilitate the electronic exchange of documents and information between enterprises, their trading communities and their customers. We deliver most of our services through a global IP network, which hosts our applications on enterprise-class platforms that are comprised of server and network operations centers located worldwide.
Our core services include EDI services, fax services, telex services and other services that are integral to the movement of money, materials, products, people and information in the global economy including documents such as insurance claims, trade and travel confirmations, purchase orders, invoices, shipping notices and funds transfers that help our customers to be more efficient and mobile. Our operations include two business segments defined as follows:
•	Supply Chain segment, which includes all our EDI and telex services.
•	On Demand segment, which includes all fax, e-mail, DCM and workflow services.
Global macro economic trends are important barometers for our business. Changes in the level of economic activity are reflected directly in the volumes of our services used by our customers in both segments of our business. As the United States and global economies have experienced recession, we have seen a decrease in the volume of demand for our services from existing customers, as well as increasing pricing pressure and customer bankruptcies and reorganizations. However, extended economic slowdowns can possibly improve customer acquisition opportunities as larger companies look to outsource business functions in our service segments to reduce internal costs. We expect volume trends to reverse when and as the United States and global economies move into a recovery. Our management has taken steps to adjust our cost structure to reflect the decrease in demand for our services, which steps have positively impacted our profitability. However, there can be no assurance that we can achieve further offsetting cost reductions if revenue continues to drop significantly
Approximately 25% of our revenue comes from international operations. Accordingly, our revenue can vary based on the performance of non-US economies and on the prevailing exchange rates of the relevant currencies (principally, the euro and the British pound) compared to the US dollar.
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
We discuss our critical accounting policies in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the year ended July 31, 2009. There have been no significant changes in our critical accounting policies since July 31, 2009.
Three Months Ended October 31, 2009 Compared with the Three Months Ended October 31, 2008
Results of Operations
The following table reflects consolidated operating data by reported segment. All significant intersegment activity has been eliminated. Accordingly, the segment results below exclude the effect of transactions with our subsidiaries.

	Three Months Ended October 31,
	2009	2008	Variance
Revenue:
Supply Chain Messaging
EDI Services	$8,434,060	$8,920,358	$(486,298)
Telex Services	2,137,188	2,694,716	(557,528)

Total Supply Chain Messaging	10,571,248	11,615,074	(1,043,826)

On Demand Messaging
Fax Services	8,087,207	9,113,505	(1,026,298)
DCM Services	515,231	743,529	(228,298)
Other Services	1,324,455	1,342,838	(18,383)

Total On Demand Messaging	9,926,893	11,199,872	(1,272,979)

Total Revenue:	20,498,141	22,814,946	(2,316,805)

Cost of Revenue:
Supply Chain Messaging	2,794,322	3,140,629	(346,307)
On Demand Messaging	3,292,543	3,578,516	(285,973)

Total Cost of Revenue	6,086,865	6,719,145	(632,280)

Gross Margin:
Supply Chain Messaging	7,776,926	8,474,445	(697,519)
On Demand Messaging	6,634,350	7,621,356	(987,006)

Total Gross Margin	14,411,276	16,095,801	(1,684,525)

Product Development and Enhancement	1,858,874	2,122,465	(263,591)
Selling and Marketing	3,269,434	3,565,644	(296,210)
General and Administrative	7,222,582	9,358,027	(2,135,445)

Total product, selling and G&A expenses	12,350,890	15,046,136	(2,695,246)

Other (expense) income	(152,540)	(4,925,947)	4,773,407

Income (loss) before income taxes	$1,907,846	$(3,876,282)	$5,784,128

Revenue — Total revenue for the three months ended October 31, 2009 was approximately $20.5 million, a decrease of approximately $2.3 million or 10.2% as compared to the three-month period ended October 31, 2008. This decrease in revenues is primarily due to reduced customer volume resulting from the continued global economic slowdown. The effect of the exchange rate fluctuations on revenues for the first quarter comparison was minimal.
The Supply Chain Messaging segment decreased approximately $1.0 million or 9.0% from the three-month period ended October 31, 2008 as compared to the three-month period ended October 31, 2009, due to decrease of approximately $486,000 (a 5.5% decrease) in EDI services and a decrease of approximately $558,000 (a 20.7% decrease) in Telex services.
The On Demand Messaging segment decreased approximately $1.3 million or 11.4% from the three-month period ended October 31, 2008, as compared to the three-month period ended October 31, 2009, due to decreases of approximately $1.0 million (a 11.3% decrease) for Fax services and approximately $0.2 million (a 0.3% decrease) for DCM services.
Gross Profit and Gross Margin — Gross profit decreased approximately $1.7 million, or 10.5%, from the three-month period ended October 31, 2008, as compared to the three-month period ended October 31, 2009 due to the decrease in customer volumes. However, gross margin remained relatively unchanged at 70.3% for the three-month period ended October 31, 2009, as compared to 70.5% for the three-month period ended October 31, 2008.
Cost of Revenue — Total cost of revenue decreased approximately $632,000 or 9.4% due mainly to reductions in labor and related expenses of approximately $641,000 (a 29.7% decrease) and approximately $196,000 in reduced building related expenses (a 46.1% decrease). These reductions were partially offset by an approximate $122,000 (a 53.7% increase) increase in equipment expense and an approximate $75,000 (a 15.4% increase) increase in depreciation expense due to infrastructure upgrades.
Product Development — Product development costs decreased approximately $264,000 or 12.4% from the three-month period ended October 31, 2008, compared to the three-month period ended October 31, 2009. These decreased costs consisted mainly of a reduction in labor and benefits of approximately $208,000 (a 10.4% reduction) and an approximate decrease of $61,000 (an 83.2% reduction) for outside professionals and consultants. The decreases were part of the company’s restructuring during the previous quarters for which benefits are now being realized.
Selling and Marketing — Selling and marketing expenses decreased approximately $296,000 or 8.3% from the three-month period ended October 31, 2008, compared to the three-month period ended October 31, 2009. These decreased costs consisted mainly of a reduction in labor and benefits of approximately $275,000 (a 10.9% reduction). In addition, there was a decrease of approximately $16,000 (a 16.9% decrease) in building and office equipment related expenses along with a net reduction in other marketing expenses of approximately $7,000 (a 7.5% decrease). The reduction was partially offset by an increase in telecom expense of approximately $5,000 (a 255.7% increase).
General and Administrative — General and administrative expenses decreased approximately $2.1 million or 22.8% from the three-month period ended October 31, 2008 to the three-month period ended October 31, 2009. The reduction in expense was attributed to an approximate $1.5 million charge in fiscal year 2008 for professional fees related to the due diligence of an acquisition that did not occur, a reduction of compensation and benefits of approximately $354,000 (a 12.0% decrease) due to organizational restructuring, the reduction of bad debt expense of approximately $205,000 (a 65.7% decrease) due to increased collection efforts, and a decrease in intangible amortization expense of approximately $142,000 (a 8.8% decrease) due to an impairment in fiscal year 2009. These decreases are partially offset by a $67,000 increase in tax expense for the first quarter of fiscal year 2010.
Operating Income — Operating income increased approximately $1.0 million, or 96.3%, from the three-month period ended October 31, 2008 as compared to the three-month period ended October 31, 2009 as savings from management’s cost cutting efforts and the reduced professional fees exceeded the decrease in gross profit.

Other Expense — Other expenses for the three-month period ended October 31, 2009 consist mainly of interest expense of approximately $494,000, which included approximately $346,000 in cash interest expense and approximately $148,000 in interest expense from the amortization of the discount on our Term Notes. Interest expenses for the three-month period ended October 31, 2009 decreased approximately $4.6 million from the three-month period ended October 31, 2008 due mainly to the elimination of $2.2 million in non-cash interest on the Company’s Series A Senior Secured Convertible Notes and Series B Senior Secured Convertible Notes (collectively, the “York Notes”) held by York Capital Management and certain of its affiliates as of October 31, 2008 and a $1.7 million interest penalty that was paid as a result of the Company making an early payment on the York Notes. An additional $700,000 of interest expense was recognized in fiscal year 2008 due to the higher balance on the York Notes and interest rate at October 31, 2008 as compared to the existing Term Note balance and interest rate at October 31, 2009. Other expense was also lower due to approximately $280,000 of foreign exchange gains during the three-month period ended October 31, 2009, which offset an approximately $127,000 decrease in interest and investment income.
Net income — Net income increased approximately $5.8 million, or 149.2%, from the three-month period ended October 31, 2008 as compared to the three-month period ended October 31, 2009 due primarily to the improvement in operating income and the reduction in interest expense.
Liquidity and Capital Resources
Our principal source of liquidity consists of cash generated from operations. As the majority of our revenue is reoccurring under contract, it is primarily affected by the volumes incurred by the customer using the underlying messaging service. Operating expenses are primarily driven by labor and telecom costs which are directly tied to customer utilization of messaging services. Cash and cash equivalents increased approximately $3.9 million to a total balance of approximately $14.9 million as of October 31, 2009 from approximately $11.0 million as of July 31, 2009. This increase in cash was primarily caused by an approximate $4.3 million increase in operating cash flow. These cash flows were partially offset by approximately $297,000 in investing cash flow for the purchase of computer equipment.
Our liquidity will be affected by the three year Term Loan that calls for quarterly principal payments of approximately $2.5 million that are prorated at the beginning and end of the terms. Borrowings under the Term Loan bear interest, at our election, at a rate tied to one of the following rates, in each case plus a specified margin: (i) the higher of (1) the prime lending rate of SunTrust Bank, the administrative agent for the Lenders, (2) the U.S. Federal Funds Rate plus 0.5%, and (3) adjusted one-month LIBOR plus 1.0%; (ii) adjusted LIBOR for the interest period of such borrowing; and (iii) a LIBOR index rate. The interest margin for each such type of borrowing varies from 2.50% to 4.50%, depending on our consolidated leverage ratio at the time of such borrowing. The interest rate on the Term Notes as of October 31, 2009 was 4.25%.
The first payment on the Term Loan in fiscal year 2010 was not made until the first business day of the subsequent month due to the timing of the last day of the quarter. There will be two principal payments made in the third quarter of the fiscal year 2010 totaling approximately $5.0 million due to the timing of quarter ends.
We had a days sales outstanding (“DSO”) of 53.4 and 50.9 for the quarter ended October 31, 2009 and the year ended July 31, 2009, respectively. The increase of 2.5 days was mainly attributable to certain customers slow paying during the current quarter. We consider our DSO to be within the industry norm and do not see any trends that will negatively affect our future liquidity.
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
Item 4T. Controls and Procedures
Disclosure Controls and Procedures
EasyLink management has established and maintained disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) that are designed to provide reasonable assurance that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized, reported and is accumulated and communicated to the Chief Executive Officer and Chief Financial Officer, as appropriate, by others within the entity to allow timely decisions regarding required disclosure. Our management, including the Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the disclosure controls and procedures and, based on this evaluation, have concluded that disclosure controls and procedures were effective at a reasonable assurance level as of the end of the period covered by the report. EasyLink continually reviews the respective disclosure controls and procedures and make changes, as necessary, to ensure the quality of its financial reporting.
Internal Controls over Financial Reporting
There have been no changes in internal control over financial reporting that occurred during the first quarter of fiscal year 2010 that have materially affected, or are reasonably likely to materially affect EasyLink’s internal control over financial reporting.
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
In connection with the termination of an agreement to sell the portal operations of our discontinued India.com business, one of our subsidiaries is party to pending litigation (India.com v. Dalal) that has now been remanded from a second appeal before the U.S. Court of Appeals for the Second Circuit (the “Court”). By Mandate dated July 21, 2009, the Court remanded the matter to the District Court for Southern District of New York to set damages. EasyLink asserted appropriate defenses before the District Court in late October and expects a resolution at the trial level by the end of the year. If necessary and appropriate, the requisite appeal will be taken in 2010.
As a result of a New York state sales tax audit completed in 2005 of EasyLink Services International, Inc., a dissolved subsidiary of EasyLink Services Corporation, EasyLink Services International was assessed approximately $450,000 in tax, interest, and penalties on sales for the sales tax period beginning March 1, 2001 and ending May 31, 2004. The case has been remanded back to the administrative law judge to determine allocation and penalty issues. We expect to appeal the Tribunal’s decision judicially once all administrative law proceedings are completed.

The outcome of litigation may not be assured, and despite management’s views of the merits of any litigation, or the reasonableness of our estimates and reserves, our cash balances could nonetheless be materially affected by an adverse judgment. In accordance with GAAP, we believe we have adequately reserved for the contingencies arising from the above legal matters where an outcome was deemed to be probable and the loss amount could be reasonably estimated. As such, we do not believe that the anticipated outcome of the aforementioned proceedings will have a materially adverse impact on our financial condition, cash flows or results of operations.
Item 1A. Risk Factors
There are no updates to the risk factors as disclosed in our Annual Report on Form 10-K for the year ended July 31, 2009 previously filed with the SEC.
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

3(i).5	Certificate of Ownership and Merger of Internet Commerce Corporation and Enable Corp., dated August 20, 2007, as filed with the Secretary of State of Delaware on August 20, 2007.

3(i).6
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of EasyLink Services International Corporation, dated August 20, 2007, as filed with the Secretary of State of Delaware on August 22, 2007.

3(i).7
Certificate of Powers, Designations, Preferences and Relative, Participating, Optional and Other Special Rights of the Series E Redeemable Preferred Stock of EasyLink Services International Corporation, dated May 18, 2009, as filed with the Secretary of State of Delaware on May 18, 2009.

3(i).8
Certificate of the Powers, Designations, Preferences and Relative, Participating, Optional and Other Special Rights of the Series F Junior Participating Preferred Stock of EasyLink Services International Corporation, dated August 31, 2009, as filed with the Secretary of State of Delaware on August 31, 2009.

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
Date: December 4, 2009

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

3(i).5	Certificate of Ownership and Merger of Internet Commerce Corporation and Enable Corp., dated August 20, 2007, as filed with the Secretary of State of Delaware on August 20, 2007.

3(i).6
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of EasyLink Services International Corporation, dated August 20, 2007, as filed with the Secretary of State of Delaware on August 22, 2007.

3(i).7
Certificate of Powers, Designations, Preferences and Relative, Participating, Optional and Other Special Rights of the Series E Redeemable Preferred Stock of EasyLink Services International Corporation, dated May 18, 2009, as filed with the Secretary of State of Delaware on May 18, 2009.

3(i).8
Certificate of the Powers, Designations, Preferences and Relative, Participating, Optional and Other Special Rights of the Series F Junior Participating Preferred Stock of EasyLink Services International Corporation, dated August 31, 2009, as filed with the Secretary of State of Delaware on August 31, 2009.

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