Form 10-Q
period 2010-01-31
EASYLINK SERVICES INTERNATIONAL CORP
filed 2010-03-03
CIK 894738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2010

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of February 28, 2010 the issuer had outstanding 29,115,492 shares of class A common stock.

EASYLINK SERVICES INTERNATIONAL CORPORATION
INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
Condensed Consolidated Balance Sheets as of January 31, 2010 and July 31, 2009

	January 31,	July 31,
	2010	2009
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$15,495,738	$10,972,365
Accounts receivable, net of allowance for doubtful accounts and allowance for sales returns and allowances of $1,216,698 and $1,461,368, respectively	12,897,232	11,508,674
Prepaid expenses and other current assets	3,156,529	3,835,859

Total current assets	31,549,499	26,316,898

Property and equipment, net of accumulated depreciation of $14,937,077 and $13,574,865, respectively	6,630,000	8,230,843
Goodwill	34,607,458	34,840,654
Other intangible assets, net	18,483,742	21,406,880
Deferred tax asset, net of valuation allowance and other assets	4,423,803	5,521,428

Total assets	$95,694,502	$96,316,703

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,497,064	$3,044,378
Notes payable	12,085,378	9,495,374
Accrued expenses	7,145,676	6,644,665
Deferred revenue and other current liabilities	1,995,575	1,847,336

Total current liabilities	23,723,693	21,031,753

Notes payable, long term	12,695,772	17,512,034
Other liabilities	359,369	553,762

Total liabilities	36,778,834	39,097,549

Commitments and contingencies
Stockholders’ Equity:
Series C Preferred Stock — par value $.01 per share, 44.76 votes per share; 5,000 shares issued and 5,000 outstanding (liquidation value of $5,016,986 at January 2010 and $5,116,164 at July 2009)	50	50
Series E Preferred Stock — par value $0.01 per share; 6,577 shares issued and outstanding in 2010 (liquidation value of $7,041,895 at January 2010 and $6,710,342 at July 2009)	66	66
Common stock:
Class A — par value $.01 per share, 300,000,000 shares authorized, one vote per share; 27,285,887 and 27,261,193 shares issued at January 31, 2010 and July 31, 2009, respectively	272,859	272,612
Additional paid-in capital	138,577,408	138,463,290
Treasury stock — 1,000,000 shares as of January 2010 and July 2009	(2,122,288)	(2,122,288)
Accumulated other comprehensive loss	(5,440,057)	(4,442,091)
Accumulated deficit	(72,372,370)	(74,952,485)

Total stockholders’ equity	58,915,668	57,219,154

Total liabilities and stockholders’ equity	$95,694,502	$96,316,703

See notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Operations for the three and six months ended January 31, 2010 and 2009 (Unaudited)

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2010	2009	2010	2009

Service revenue	$20,403,935	$20,856,115	$40,902,076	$43,671,061
Cost of services	5,676,554	5,802,493	11,763,419	12,521,638

Gross profit	14,727,381	15,053,622	29,138,657	31,149,423

Operating expenses:
Product development and enhancement	1,756,492	2,004,863	3,615,367	4,127,328
Selling and marketing	3,228,163	3,090,884	6,497,597	6,656,528
General and administrative	6,646,443	6,532,092	13,869,024	15,890,119
Intangible impairment	—	4,245,914	—	4,245,914

Operating income (loss)	3,096,283	(820,131)	5,156,669	229,534

Other income (expense):
Interest and investment income	7,009	12,208	14,345	141,783
Interest expense	(433,725)	(3,901,426)	(927,558)	(9,018,655)
Foreign exchange gain (loss)	(26,389)	138,548	253,561	136,150
Other income (expense)	(85,290)	34,460	(31,284)	98,565

Profit (loss) before income taxes	2,557,888	(4,536,341)	4,465,733	(8,412,623)
Provision for income taxes	1,250,323	298,917	1,794,183	755,269

Net Income (loss)	1,307,565	(4,835,258)	2,671,550	(9,167,892)

Dividends on preferred stock	(216,187)	(50,230)	(432,375)	(100,593)

Net income(loss) attributable to common stockholders	$1,091,378	$(4,885,488)	$2,239,175	$(9,268,485)

Basic income(loss) per common share	$.04	$(0.20)	$.09	$(0.38)

Diluted income(loss) per common share	$.04	$(0.20)	$.08	$(0.38)

Anti-dilutive stock options, warrants, Series A and Series B Convertible Notes and Series C preferred stock	4,231,043	25,886,935	4,211,297	24,053,003

Weighted average number of common shares outstanding — basic	26,279,942	24,220,786	26,274,557	24,565,540

Weighted average number of common shares outstanding —diluted	29,426,187	24,220,786	29,413,353	24,565,540

See notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows for the six months ended January 31, 2010 and 2009 (Unaudited)

	Six Months Ended January 31,
	2010	2009

Cash flows from operating activities:
Net income (loss)	$2,671,550	$(9,167,893)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,108,326	4,404,994
Bad debt expense	249,621	545,003
Amortization of discount and other non-cash interest expense	284,430	5,365,010
Deferred tax expense	1,652,211	—
Non-cash charges for equity instruments issued for compensation and services	455,302	573,095
Non-cash equity in losses of investment and other non-cash items	105,351	(107,649)
Goodwill and intangible impairment	—	4,245,914
Changes in assets and liabilities
Accounts receivable	(1,712,024)	512,606
Prepaid expenses and other assets	687,842	1,535,758
Accounts payable	(412,464)	(89,595)
Accrued expenses	219,054	(3,575,809)
Other liabilities	(400,639)	(915,280)

Net cash provided by operating activities	7,908,560	3,326,154

Cash flows from investing activities:
Purchases of property and equipment	(675,398)	(3,188,745)
Other	—	53,924

Net cash used in investing activities	(675,398)	(3,134,821)

Cash flows from financing activities:
Proceeds from sale of stock and exercise of options and warrants	—	2,588
Purchase of treasury stock	—	(1,818,963)
Dividends paid	(200,000)	—
Net repayments of notes payable and capital lease	(2,510,688)	(18,808,845)

Net cash (used in) financing activities	(2,710,688)	(20,625,220)

Effect of foreign exchange rate changes on cash and cash equivalents	899	(419,887)

Net (decrease) increase in cash and cash equivalents	4,523,373	(20,853,774)

Cash and cash equivalents, beginning of period	10,972,365	32,091,005

Cash and cash equivalents, end of period	$15,495,738	$11,237,231

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
Operating results for the six—month period ended January 31, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2010 or any future period.
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

Recent accounting pronouncements not yet adopted
In October 2009, the Financial Accounting Standards Board issued ASU No.2009-13 Revenue Recognition (Topic 605) “Multiple-Deliverable Revenue Arrangements”. As this ASU is only effective for fiscal year ends beginning on or after June 15, 2010 we will review and make a determination at that time.
In October 2009, the Financial Accounting Standards Board issued ASU No.2009-14 Software (Topic 985) “Certain Revenue Arrangements That Include Software Elements — a consensus of the FASB Emerging Issues Task Force”. As this ASU is only effective for fiscal year ends beginning on or after June 15, 2010 we will review and make a determination at that time.
2. ACQUIRED INTANGIBLE ASSETS
Intangible assets net of accumulated amortization are summarized as follows:

	Weighted average
	amortization
	period (years)	January 31, 2010	July 31, 2009

Purchased customer relationships	6-8	$17,934,061	$18,056,771
Internally developed systems	4	10,552,325	10,607,355
Trade names	<1	3,746,846	3,766,992

Intangible assets, gross		$32,233,232	$32,431,118

Less accumulated amortization:
Purchased customer relationships		$(6,224,926)	$(4,919,923)
Internally developed systems		(7,391,429)	(5,989,037)
Trade names		(133,135)	(115,278)

Accumulated amortization		(13,749,489)	(11,024,238)

Intangible assets, net		$18,483,742	$21,406,880

Trade names in the amount of $3,496,846 are not amortizable.
3. NOTES PAYABLE
Long term debt and capital lease obligations at January 31, 2010 and July 31, 2009 are as follows:

	January 31, 2010	July 31, 2009

Term Loan	$25,416,667	$27,916,667
Capitalized leases	—	10,688

Subtotal	25,416,667	27,927,355

Less debt discount	635,517	919,947
Less current portion of long term debt	12,085,378	9,495,374

Long term debt	$12,695,772	$17,512,034

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
As of January 31, 2010 and July 31, 2009, accrued dividends, for the series C preferred stock, of $16,986 and $116,164, respectively, were included in accrued expenses on our balance sheet. Total liquidation preferences of the series C preferred stock were $5,016,986 and $5,116,164 at January 31, 2010 and July 31, 2009, respectively.
On May 19, 2009, 6,577 shares of series E preferred stock were issued with a par value of $0.01 and a liquidation value of $1,000 per share. The preferred stock pays dividends at the rate of 10% for year 1, 12% for year 2, 14% for year 3 and 16% for each year thereafter.
As of January 31, 2010 and July 31, 2009, accrued dividends, for the series E preferred stock, of $464,895 and $133,342, respectively, were included in accrued expenses on our balance sheet. Total liquidation preferences of the series E preferred stock were $7,041,895 and $6,710,342 at January 31, 2010 and July 31, 2009, respectively.
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
5. INCOME TAXES
Pursuant to generally accepted accounting principles (“GAAP”) in the United States a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Current tax expense is based on the financial results for the year as adjusted for items that are non-assessable or disallowed for tax purposes. The tax expense is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date.
The tax expense for the three and six months ended January 31, 2010 represents the taxes that we would expect to pay at statutory rates. As noted above, GAAP requires the application of a “more likely than not” threshold to the recognition and derecognition of tax positions and also require that a change in judgment related to prior years’ tax positions be recognized in the quarter of such change. We have had taxable income for the last 12 quarters and continue to forecast future taxable income. As a result, we plan to review the existing valuation allowance on our net operating loss carryforwards of approximately $27.3 million in subsequent quarters of this fiscal year, which may result in the release of all or some of the valuation allowance.

6. FAIR VALUE REPORTING
GAAP clarifies that fair value is an exit price, representing the amount that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:
•	Level 1 — Observable inputs such as quoted prices in active market;
•	Level 2 — Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
•	Level 3 — Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.
The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at January 31, 2010:

	Quoted Prices in
	Active Markets
	for Identical	Significant
	Assets	Other	Significant
	(Liabilities)	Observable	Unobservable
	(Level 1)	Inputs (Level 2)	Inputs (Level 3)	Carrying Amount
Cash	$12,679,407	—	—	$12,679,407
Cash Equivalents	$2,816,331	—	—	$2,816,331
Notes Payable	—	—	$(24,143,650)	$(24,781,150)
The carrying amount of the notes payable contains a $635,517 discount. Management believes that the assets can be liquidated without restriction.
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
Beginning in June 2008, j2 Global Communications, Inc. (“j2”) brought a series of two patent infringement lawsuits against us in U.S. District Court. j2 alleges that we infringed upon three of j2’s patents, U.S. Patent Nos. 6,597,688, 7,020,132 and 6,208,638. The cases are pending in the U.S. District Court for the Central District of California and are currently in the discovery phase.
In connection with the termination of an agreement to sell the portal operations of our discontinued India.com business, one of our subsidiaries is party to pending litigation (India.com v. Dalal). Judgment was entered against the subsidiary in the amount of $1,482,347. We have filed a notice of appeal in the matter and intend to vigorously pursue the issue.
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
8. INTERIM SEGMENT DISCLOSURES
Our operations are divided into two business segments, which are defined as follows:
•	Supply Chain Messaging Segment (“Supply Chain”), which includes all our electronic data interchange (“EDI”) and telex services.
•	On Demand Messaging Segment (“On Demand”), which includes all fax, e-mail, document capture and management (“DCM”) and workflow services.
The table below summarizes information about operations for the fiscal quarters ended January 31, 2010 and 2009:

	Supply Chain	On Demand	Total
Quarter Ended January 31, 2010
Revenue from external customers	$10,237,889	$10,166,046	$20,403,935

Segment gross profit	$7,645,247	$7,082,134	$14,727,381

The following is a reconciliation of operating segment income to net income for the quarter ended January 31, 2010:

Segment gross profit	$14,727,381
Corporate expenses	11,631,098

Operating income	3,096,283
Other income (expense), net	(538,395)

Income before income taxes	2,557,888
Income tax expense	1,250,323

Net income	$1,307,565

	Supply Chain	On Demand	Total
Quarter Ended January 31, 2009
Revenue from external customers	$10,432,808	$10,423,307	$20,856,115

Segment gross profit	$7,790,427	$7,263,195	$15,053,622

The following is a reconciliation of operating segment income to net income for the quarter ended January 31, 2009:

Segment gross profit	$15,053,622
Corporate expenses	11,627,839
Intangible impairment	4,245,914

Operating (loss)	(820,131)
Other income (expense), net	(3,716,210)

Loss before income taxes	(4,536,341)
Income tax expense	298,917

Net loss	$(4,835,258)

The table below summarizes information about operations for the six months ended January 31, 2010 and 2009:

	Supply Chain	On Demand	Total
Six Months Ended January 31, 2010
Revenue from external customers	$20,809,137	$20,092,939	$40,902,076

Segment gross profit	$15,422,173	$13,716,484	$29,138,657

The following is a reconciliation of operating segment income to net income for the six months ended January 31, 2010:

Segment gross profit	$29,138,657
Corporate expenses	23,981,988

Operating income	5,156,669
Other income (expense), net	(690,936)

Income before income taxes	4,465,733
Income tax expense	1,794,183

Net income	$2,671,550

	Supply Chain	On Demand	Total
Six Months Ended January 31, 2009
Revenue from external customers	$22,047,882	$21,623,179	$43,671,061

Segment gross profit	$16,264,872	$14,884,551	$31,149,423

The following is a reconciliation of operating segment income to net income for the six months ended January 31, 2009:

Segment gross profit	$31,149,423
Corporate expenses	26,673,975
Intangible impairment	4,245,914

Operating income	229,534
Other income (expense), net	(8,642,157)

Loss before income taxes	(8,412,623)
Income tax expense	755,269

Net loss	$(9,167,892)

9. DERIVATIVE FINANCIAL INSTRUMENTS
As of January 31, 2010, we had no known material derivative financial instruments.
10. SUBSEQUENT EVENTS
On February 1, 2010 and February 19, 2010, the Company issued 2,587,648 and 239,313 shares, respectively, of the Company’s class A common stock (the “Shares”) to York Capital Management, L.P. and certain of its affiliates (collectively, “York Capital”) upon York Capital’s exercise of certain outstanding warrants entitling York Capital to acquire an aggregate of up to 2,841,892 shares of the Company’s class A common stock (the “Warrants”). York Capital had previously received the Warrants pursuant to the Securities Exchange Agreement (the “Securities Exchange Agreement”) entered into on May 19, 2009 by and among the Company and York Capital.

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

Critical Accounting Policies and Significant Use of Estimates in Financial Statements
The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenue and expenses. We consider certain accounting policies related to revenue recognition, valuation of acquired intangibles and impairment of long-lived assets, including goodwill to be critical policies due to the estimation process involved in each. Management discusses its estimates and judgments with the Audit Committee of our Board of Directors.
We discuss our critical accounting policies in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the year ended July 31, 2009. There have been no significant changes in our critical accounting policies since July 31, 2009.
Six Months Ended January 31, 2010 Compared with the Six Months Ended January 31, 2009
Results of Operations
The following table reflects consolidated operating data by reported segment. All significant intersegment activity has been eliminated. Accordingly, the segment results below exclude the effect of transactions with our subsidiaries.

	Six Months Ended January 31,
	2010	2009	Variance
Revenue:
Supply Chain Messaging
EDI Services	$16,631,184	$16,966,983	$(335,799)
Telex Services	4,177,953	5,080,899	(902,946)

Total Supply Chain Messaging	20,809,137	22,047,882	(1,238,745)

On Demand Messaging
Fax Services	16,205,413	17,333,028	(1,127,615)
DCM Services	1,036,569	1,432,903	(396,334)
Other Services	2,850,957	2,857,248	(6,291)

Total On Demand Messaging	20,092,939	21,623,179	(1,530,240)

Total Revenue:	40,902,076	43,671,061	(2,768,985)

Cost of Revenue:
Supply Chain Messaging	5,386,964	5,783,010	(396,046)
On Demand Messaging	6,376,455	6,738,628	(362,173)

Total Cost of Revenue	11,763,419	12,521,638	(758,219)

Gross Margin:
Supply Chain Messaging	15,422,173	16,264,872	(842,699)
On Demand Messaging	13,716,484	14,884,551	(1,168,067)

Total Gross Margin	29,138,657	31,149,423	(2,010,766)

Product Development and Enhancement	3,615,367	4,127,328	(511,961)
Selling and Marketing	6,497,597	6,656,528	(158,931)
General and Administrative	13,869,024	15,890,119	(2,021,095)
Intangible Impairment	—	4,245,914	(4,245,914)

Total product, selling and G&A expenses	23,981,988	30,919,889	(6,937,901)

Other (expense) income	(690,936)	(8,642,157)	7,951,221

Income (loss) before income taxes	$4,465,733	$(8,412,623)	$12,878,356

Revenue — Total revenue for the six months ended January 31, 2010 was approximately $40.9 million, a decrease of approximately $2.8 million or 6.3% as compared to the six-month period ended January 31, 2009. This decrease in revenues is primarily due to revenue from the first quarter of fiscal 2009 that was not affected by the global economic slowdown as well as reduced customer volume. The effect of the exchange rate fluctuations on revenues for the first six months comparison was minimal.
The Supply Chain Messaging segment decreased approximately $1.2 million, or 5.6%, from the six-month period ended January 31, 2009, as compared to the six-month period ended January 31, 2010, due to a decrease of approximately $336,000 (a 2.0% decrease) in EDI services and a decrease of approximately $903,000 (a 17.8% decrease) in Telex services.
The On Demand Messaging segment decreased approximately $1.5 million, or 7.1%, from the six-month period ended January 31, 2009, as compared to the six-month period ended January 31, 2010, due to decreases of approximately $2.3 million (a 38.9% decrease) for Production Fax services and approximately $400,000 (a 27.7% decrease) for DCM services. The reductions were partially offset by a $1.2 million (10.4% increase) increase in Desktop Fax services.
Gross Profit and Gross Margin — Gross profit decreased approximately $2.0 million, or 6.5% from the six-month period ended January 31, 2009, as compared to the six-month period ended January 31, 2010, due to the decrease in customer revenues. However, gross margin remained relatively unchanged at 71.2% for the six-month period ended January 31, 2010, as compared to 71.3% for the six-month period ended January 31, 2009.
Cost of Revenue — Total cost of revenue decreased approximately $758,000, or 6.1%, due mainly to reductions in labor and related expenses of approximately $1.2 million (a 28.9% decrease), approximately $130,000 in reduced building related expenses (a 24.5% decrease), approximately $81,000 in reduced equipment expense ( an 11.6% decrease) and approximately $88,000 (a 29.6% decrease) in reduced travel and other costs All of the reductions are a result of management’s continued efforts to streamline operations and reduce costs. These reductions were partially offset by an approximate $594,000 (a 10.4% increase) increase in telecom expense, approximate $75,000 (a 15.4% increase) increase in depreciation expense due to infrastructure upgrades and an approximate $42,000 (a 27.0% increase) increase in outside professional services.
Product Development — Product development costs decreased approximately $512,000, or 12.4%, from the six-month period ended January 31, 2009, as compared to the six-month period ended January 31, 2010. These decreased costs consisted mainly of a reduction in labor and benefits of approximately $259,000 (a 14.2% reduction), an approximate $129,000 decrease (a 98.2% decrease) in telecom and equipment expense, an approximate decrease of $68,000 (a 68.9% reduction) for outside professionals and consultants, along with an approximate $56,000 decrease (a 76.8% decrease) in travel related expenses. The decreases were part of the company’s restructuring during the previous quarters for which benefits are now being realized.
Selling and Marketing — Selling and marketing expenses decreased approximately $159,000, or 2.4%, from the six-month period ended January 31, 2009, as compared to the six-month period ended January 31, 2010. These decreased costs consisted mainly of outside professional services of approximately $223,000 (a 17.0% reduction) and a $128,000 decrease (a 23.9% decrease) in travel related costs. The reductions were partially offset by an increase in marketing expense of approximately $112,000 (an 86.6% increase), an increase in compensation and benefits expense of approximately $60,000 (a 1.4% increase), and an increase of approximately $20,000 (a 10.6% increase) in other marketing expenses.
General and Administrative and Intangible Impairment — General and administrative expenses decreased approximately $6.3 million, or 31.1%, from the six-month period ended January 31, 2009, as compared to the six-month period ended January 31, 2010. The reduction in expense was attributed to an approximate $1.5 million charge in the fiscal year 2009 for professional fees related to the due diligence of an acquisition that did not occur, a reduction of compensation and benefits of approximately $417,000 (a 7.8% decrease) due to organizational restructuring, the reduction of bad debt expense of approximately $222,000 (a 56.5% decrease) due to increased collection efforts, and a decrease in intangible amortization expense of approximately $4.6 million (a 60.9% decrease) due mainly to an impairment of intangible assets in fiscal year 2009 of approximately $4.2 million which, in turn, caused a decrease of continued amortization expense of approximately $220,000. These decreases are partially offset by a $500,000 reserve for a potential settlement on an outstanding lawsuit, a $63,000 (a 62.5% increase) increase in tax expense and an approximate $120,000 (a 9.3% increase) increase in building related expenses.

Operating Income — Operating income increased approximately $4.9 million from the six-month period ended January 31, 2009, as compared to the six-month period ended January 31, 2010, mainly from the $4.2 million impairment of intangible assets during 2009, the $1.5 million in professional fees booked in 2009 that related to the due diligence of an acquisition that did not occur as well as savings from management’s cost cutting efforts and the reduced professional fees in 2010. These reduced expenses were partially offset by the decrease in gross profit and the $500,000 lawsuit reserve.
Other Expense — Other expenses for the six-month period ended January 31, 2010 consist mainly of net interest expense of approximately $928,000 which included approximately $644,000 in net cash interest expense and approximately $284,000 in interest expense from the amortization of the discount on our Term Loan. Interest expenses for the six-month period ended January 31, 2010 decreased approximately $8.1 million from the six-month period ended January 31, 2009, due mainly to the elimination of $5.3 million in non-cash interest from the refinancing of the previous convertible notes and a $1.7 million interest penalty that was paid as a result of the Company making an early payment on the previous convertible notes. An additional $1.1 million of interest expense was recognized in fiscal year 2009 due to the higher balance on the previous convertible notes and interest rate at January 31, 2009 as compared to the existing Term Note balance and interest rate at January 31, 2010. Other expense was also lower due to approximately $253,000 of foreign exchange gains during the six-month period ended January 31, 2010. The decreases in other expenses were partially offset by the disposal of assets which generated a gain of approximately $102,000.
Net income — Net income increased approximately $11.8 million, or 129.1%, from the six-month period ended January 31, 2009, as compared to the six-month period ended January 31, 2010, due primarily to $4.2 million for the impairment of intangibles during 2009 and the $7.9 million reduction in interest expense.
Three Months Ended January 31, 2010 Compared with the Three Months Ended January 31, 2009
Results of Operations
The following table reflects consolidated operating data by reported segment. All significant intersegment activity has been eliminated. Accordingly, the segment results below exclude the effect of transactions with our subsidiaries.

	Three Months Ended January 31,
	2010	2009	Variance
Revenue:
Supply Chain Messaging
EDI Services	$8,197,171	$8,046,624	$150,547
Telex Services	2,040,718	2,386,184	(345,466)

Total Supply Chain Messaging	10,237,889	10,432,808	(194,919)

On Demand Messaging
Fax Services	8,168,695	8,276,101	(107,406)
DCM Services	521,337	689,374	(168,037)
Other Services	1,476,014	1,457,832	18,182

Total On Demand Messaging	10,166,046	10,423,307	(257,261)

Total Revenue:	20,403,935	20,856,115	(452,180)

Cost of Revenue:
Supply Chain Messaging	2,592,642	2,642,381	(49,739)
On Demand Messaging	3,083,912	3,160,112	(76,200)

Total Cost of Revenue	5,676,554	5,802,493	(125,939)

Gross Margin:
Supply Chain Messaging	7,645,247	7,790,427	(145,180)
On Demand Messaging	7,082,134	7,263,195	(181,061)

Total Gross Margin	14,727,381	15,053,622	(326,241)

Product Development and Enhancement	1,756,492	2,004,863	(248,371)
Selling and Marketing	3,228,163	3,090,884	137,279
General and Administrative	6,646,443	6,532,092	114,351
Intangible Impairment	—	4,245,914	(4,245,914)

Total product, selling and G&A expenses	11,631,098	15,873,753	(4,252,655)

Other (expense) income	(538,395)	(3,716,210)	3,177,815

Income (loss) before income taxes	$2,557,888	$(4,536,341)	$7,094,229

Revenue — Total revenue for the three months ended January 31, 2010 was approximately $20.4 million, a decrease of approximately $452,000, or 2.2%, as compared to the three-month period ended January 31, 2009. This decrease in revenues is primarily due to reduced customer volume resulting from the continued global economic slowdown. The effect of the exchange rate fluctuations on revenues for the first quarter comparison was minimal.
The Supply Chain Messaging segment decreased approximately $195,000, or 1.9%, from the three-month period ended January 31, 2009, as compared to the three-month period ended January 31, 2010, due to an increase of approximately $151,000 (a 1.9% increase) in EDI services and a decrease of approximately $345,000 (a 14.5% decrease) in Telex services.
The On Demand Messaging segment decreased approximately $257,000, or 2.5%, from the three-month period ended January 31, 2009, as compared to the three-month period ended January 31, 2010, due to decreases of approximately $851,000 (a 31.8% decrease) for Production Fax services and approximately $168,000 (a 24.4% decrease) for DCM services. These reductions were partially offset by increases of $743,000 (a 13.3% increase) for Desktop Fax Services and $18,000 for Other Services.
Gross Profit and Gross Margin — Gross profit decreased approximately $326,000, or 2.2%, from the three-month period ended January 31, 2009, as compared to the three-month period ended January 31, 2010 due to the decrease in customer volumes. However, gross margin remained relatively unchanged at 72.2% for the three-month period ended January 31, 2010 and January 31, 2009.
Cost of Revenue — Total cost of revenue decreased approximately $126,000, or 2.2%, due mainly to reductions in labor and related expenses of approximately $565,000 (a 28.9% decrease), approximately $80,000 in reduced equipment expense (a 23.4% decrease) and approximately $74,000 in reduced building related expenses (a 30.5% decrease). These reductions were partially offset by an approximate $489,000 (a 19.4% increase) increase in telecom expense, an approximate $18,000 (an 18.8% increase) increase in outside professional services, an approximate $22,000 in increased (a 4.0% increase) depreciation expense due to equipment upgrades, and an approximate $73,000 increase from foreign currency fluctuations.
Product Development — Product development costs decreased approximately $248,000, or 12.4%, from the three-month period ended January 31, 2009, compared to the three-month period ended January 31, 2010. These decreased costs consisted mainly of a reduction in labor and benefits of approximately $158,000 (a 8.1% reduction), an approximate decrease of $46,000 (a122.4% reduction) in telecom and equipment expenses, an approximate decrease of $27,000 (an 86.2% reduction) for building related costs, and an approximate decrease of $26,000 (a 69.2% decrease) for travel related expenses. The decreases were part of the company’s restructuring during the previous quarters for which benefits are now being realized. The reductions were partially offset by an increase of approximately $21,000 related to foreign currency fluctuations.
Selling and Marketing — Selling and marketing expenses increased approximately $137,000, or 4.4%, from the three-month period ended January 31, 2009, compared to the three-month period ended January 31, 2010. These increased costs consisted mainly of a fluctuation in foreign currency of approximately $43,000, an increase in labor and benefits of approximately $252,000 (a 12.4% increase), an increase in marketing related expenses of approximately $73,000 (a 91.5% increase), an approximate $18,000 increase (a 349.8% increase) in seminar expenses, and an approximate $10,000 increase (a 3,170% increase) in office related expenses. These increases are due to an increased effort in generating new business by promoting the EasyLink brand and products. The increase was partially offset by a decrease in telecom and equipment expense of approximately $7,000 (a 18.8% decrease), a decrease of approximately $143,000 (a 23.1% decrease) in outside professional services, and a decrease of approximately $109,000 (a 39.3% decrease) in travel related expenses.
General and Administrative and Intangible Impairment — General and administrative expenses increased approximately $114,000, or 1.8%, from the three-month period ended January 31, 2009 to the three-month period ended January 31, 2010. The increase in expense was directly related to a $500,000 reserve for a potential settlement on an outstanding lawsuit, an increase in total expenses of $78,000 for foreign currency fluctuations and a $67,000 increase in tax expense. These increases were partially offset by a decrease of approximately $192,000 (a 7.8% decrease) in salary and benefit related costs due to organizational restructuring, the reduction of bad debt expense of approximately $116,000 (a 45.0% decrease) due to increased collection efforts, a decrease in equipment expense of approximately $58,000 (a 21.4% decrease), and a decrease in intangible amortization expense of approximately $163,000 (a 10.1% decrease) primarily due to an impairment of intangible assets in fiscal year 2009.

Operating Income — Operating income increased approximately $3.9 million, or 477.5%, from the three-month period ended January 31, 2009 as compared to the three-month period ended January 31, 2010 due mainly to the intangible impairment, of approximately $4.2 million, that incurred in the second quarter of fiscal year 2009.
Other Expense — Other expenses for the three-month period ended January 31, 2010 consist mainly of interest expense of approximately $434,000, which included approximately $298,000 in cash interest expense and approximately $136,000 in interest expense from the amortization of the discount on our Term Loan. Interest expenses for the three-month period ended January 31, 2010 decreased approximately $3.5 million from the three-month period ended January 31, 2009 due mainly to the elimination of $3.0 million in non-cash interest due to the refinancing of the previous convertible notes. The decrease in other expense was partially offset by approximately $99,000 in losses due to the disposal of equipment.
Net income — Net income increased approximately $6.1 million, or 127.0%, from the three-month period ended January 31, 2009 as compared to the three-month period ended January 31, 2010 due primarily to the improvement in operating income and the reduction in interest expense.
Liquidity and Capital Resources
Our principal source of liquidity consists of cash generated from operations. As the majority of our revenue is reoccurring under contract, it is primarily affected by the volumes incurred by the customer using the underlying messaging service. Operating expenses are primarily driven by labor and telecom costs which are directly tied to customer utilization of messaging services. Cash and cash equivalents increased approximately $4.5 million to a total balance of approximately $15.5 million as of January 31, 2010 from approximately $11.0 million as of July 31, 2009. This increase in cash was primarily caused by an approximate $7.9 million increase in operating cash flow. These cash flows were partially offset by approximately $700,000 in investing cash flow for the purchase of computer equipment and $2.5 million for payments under our Term Loan.
Our liquidity will be affected by the three year Term Loan that calls for quarterly principal payments of approximately $2.5 million that are prorated at the beginning and end of the terms. Borrowings under the Term Loan bear interest, at our election, at a rate tied to one of the following rates, in each case plus a specified margin: (i) the higher of (1) the prime lending rate of SunTrust Bank, the administrative agent for the Lenders, (2) the U.S. Federal Funds Rate plus 0.5%, and (3) adjusted one-month LIBOR plus 1.0%; (ii) adjusted LIBOR for the interest period of such borrowing; and (iii) a LIBOR index rate. The interest margin for each such type of borrowing varies from 2.50% to 4.50%, depending on our consolidated leverage ratio at the time of such borrowing. The interest rate on the Term Loan as of January 31, 2010 was 3.73%.
The first and second payments on the Term Loan in fiscal year 2010 were not made until the first business day of the subsequent month due to the timing of the last day of the quarter. The first quarter’s payment was made on November 2, 2009 and the second quarter’s payment was made on February 1, 2010. Therefore, there will be two principal payments made in the third quarter of the fiscal year 2010 totaling approximately $5.0 million due to the timing of quarter ends.
The accounts receivable increased in the second quarter due to changes in the timing of the billing cycles and payment delays by several large customers. Management believes that existing cash and cash equivalent balances and cash provided from operations will provide sufficient liquidity to meet the operating and capital expenditure needs for existing operations during the next twelve months.

Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Not applicable to smaller reporting companies.

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
Internal Controls over Financial Reporting
There have been no changes in internal control over financial reporting that occurred during the second quarter of fiscal year 2010 that have materially affected, or are reasonably likely to materially affect, EasyLink’s internal control over financial reporting.
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
Beginning in June 2008, j2 Global Communications, Inc. (“j2”) brought a series of two patent infringement lawsuits against us in U.S. District Court. j2 alleges that we infringed upon three of j2’s patents, U.S. Patent Nos. 6,597,688, 7,020,132 and 6,208,638. The cases are pending in the U.S. District Court for the Central District of California and are currently in the discovery phase.
In connection with the termination of an agreement to sell the portal operations of our discontinued India.com business, one of our subsidiaries is party to pending litigation (India.com v. Dalal). Judgment was entered against the subsidiary in the amount of $1.482,347. We have filed a notice of appeal in the matter and intend to vigorously pursue the issue.
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
Our 2009 Annual Meeting of Stockholders (the “Annual Meeting”) was held on January 7, 2010. There were present at the Annual Meeting, in person or by proxy, holders of 22,016,130 shares (or 83.1%) of the class A common stock and Series C preferred stock entitled to vote.
The following directors were elected to hold office until the next annual meeting of stockholders or until their successors are elected and qualified, with the vote for each director being reflected below:

Name	Votes For	Votes Withheld
Richard J. Berman	7,577,024	3,798,368
Kim D. Cooke	7,276,074	4,099,318
Donald R. Harkleroad	6,742,018	4,633,374
Paul D. Lapides	6,891,323	4,484,069
Dwight B. Mamanteo	7,965,314	3,410,078
John S. Simon	6,741,968	4,633,424
Thomas J. Stallings	10,164,830	1,210,562
The affirmative vote of the holders of a plurality of the outstanding shares of class A common stock and Series C preferred stock represented at the Annual Meeting was required to elect each director. Voting by brokers in their discretion in the absence of instructions from their customers was not permitted for the election of directors.
The appointment of Friedman LLP as independent registered public accounting firm to audit the consolidated financial statements of the Company and its subsidiaries for the fiscal year ending July 31, 2010, was ratified with 20,999,974 affirmative votes cast (including 10,640,738 shares voted by brokers in their discretion in the absence of instructions from their customers), 164,974 negative votes cast and 851,182 abstentions. The affirmative vote of the holders of a majority of the outstanding shares of class A common stock and Series C preferred stock voting on the proposal at the Annual Meeting was required to ratify the appointment of Friedman LLP.

Item 5.	Other Information
None.

Item 6.	Exhibits

Exhibit
Number	Description
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: March 3, 2010

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