Form 10-Q
period 2010-04-30
EASYLINK SERVICES INTERNATIONAL CORP
filed 2010-06-07
CIK 894738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2010

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

As of May 31, 2010 the issuer had outstanding 29,250,334 shares of class A common stock.

EASYLINK SERVICES INTERNATIONAL CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of April 30, 2010 and July 31, 2009 (Unaudited)

	April 30, 2010	July 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$15,643,888	$10,972,365
Accounts receivable, net of allowance for doubtful accounts and allowance for sales returns and allowances of $1,312,830 and $1,461,368, respectively	13,220,578	11,508,674
Prepaid expenses and other current assets	2,721,795	3,835,859
Total current assets	31,586,261	26,316,898

Property and equipment, net of accumulated depreciation of $15,538,975 and $13,574,865, respectively	6,077,448	8,230,843
Goodwill	34,306,193	34,840,654
Other intangible assets, net	16,872,700	21,406,880
Deferred tax asset, net of valuation allowance and other assets	3,146,813	5,521,428
Total assets	$91,989,415	$96,316,703

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,705,402	$3,044,378
Notes payable	9,635,335	9,495,374
Accrued expenses	6,980,681	6,644,665
Accrued dividends, deferred revenue and other current liabilities	2,031,851	1,847,336
Total current liabilities	21,353,269	21,031,753

Notes payable, long term	10,265,546	17,512,034
Other liabilities	322,193	553,762
Total liabilities	31,941,008	39,097,549

Commitments and contingencies
Stockholders’ Equity:
Series C Preferred Stock — par value $.01 per share, 44.76 votes per share; 5,000 shares issued and 5,000 outstanding (liquidation value of $5,065,753 at April 2010 and $5,116,164 at July 2009)	50	50
Series E Preferred Stock — par value $0.01 per share; 6,577 shares issued and outstanding in 2010 (liquidation value of $7,229,265 at April 2010 and $6,710,342 at July 2009)	66	66
Common stock:
Class A — par value $.01 per share, 300,000,000 shares authorized, one vote per share; 30,236,584 and 27,261,193 shares issued at April 30, 2010 and July 31, 2009, respectively	302,366	272,612
Additional paid-in capital	138,749,027	138,463,290
Treasury stock — 1,000,000 shares as of April 2010 and July 2009	(2,122,288)	(2,122,288)
Accumulated other comprehensive loss	(6,450,313)	(4,442,091)
Accumulated deficit	(70,430,501)	(74,952,485)
Total stockholders’ equity	60,048,407	57,219,154

Total liabilities and stockholders’ equity	$91,989,415	$96,316,703

See notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Operations for the three and nine months ended April 30, 2010 and 2009 (Unaudited)

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2010	2009	2010	2009

Service revenue	$20,593,015	$21,038,978	$61,495,091	$64,710,039
Cost of services	5,509,153	6,501,061	17,272,572	19,022,699
Gross profit	15,083,862	14,537,917	44,222,519	45,687,340

Operating expenses:
Product development and enhancement	1,884,210	1,774,455	5,499,576	5,901,783
Selling and marketing	3,086,871	3,124,099	9,584,468	9,780,627
General and administrative	6,764,569	6,758,521	20,633,593	22,648,639
Intangible impairment	—	—	—	4,245,914

Operating income	3,348,212	2,880,842	8,504,882	3,110,377

Other income (expense):
Interest and investment income	6,670	10,901	21,016	152,684
Interest expense	(336,123)	(1,584,575)	(1,263,681)	(10,603,230)
Foreign exchange gain	248,993	167,663	502,554	303,813
Other income	34,198	1,247	2,913	99,812

Profit (loss) before income taxes	3,301,950	1,476,078	7,767,684	(6,936,544)
Provision for income taxes	1,312,890	239,890	3,107,073	995,159
Net Income (loss)	1,989,060	1,236,188	4,660,611	(7,931,703)

Dividends on preferred stock	(209,138)	(48,767)	(641,513)	(149,360)
Net income(loss) attributable to common stockholders	$1,779,922	$1,187,421	$4,019,098	$(8,081,063)

Basic income(loss) per common share	$0.06	$0.05	$0.15	$(0.33)

Diluted income(loss) per common share	$0.06	$0.05	$0.14	$(0.33)

Anti-dilutive stock options, warrants, Series A and Series B Convertible Notes and Series C preferred stock	2,532,133	23,733,691	4,036,102	22,506,043

Weighted average number of common shares outstanding – basic	29,109,509	24,243,183	27,198,772	24,460,449

Weighted average number of common shares outstanding –diluted	29,793,245	24,670,190	29,519,215	24,460,449

See notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows for the nine months ended April 30, 2010 and 2009
(Unaudited)

	Nine Months Ended April 30,
	2010	2009

Cash flows from operating activities:	$4,660,611	$(7,931,703)
Net income (loss)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	6,147,498	6,468,531
Bad debt expense	367,614	886,621
Amortization of discount and other non-cash interest expense	404,161	6,283,810
Deferred tax expense	2,924,508	—
Non-cash charges for equity instruments issued for compensation and services	673,626	738,832
Non-cash equity in losses of investment and other non-cash items	105,351	77,731
Goodwill and intangible impairment	—	4,245,914
Changes in assets and liabilities
Accounts receivable	(2,221,244)	132,897
Prepaid expenses and other assets	1,077,625	1,983,235
Accounts payable	(330,114)	685,950
Accrued expenses	182,248	(4,416,827)
Other liabilities	(720,067)	(1,371,375)
Net cash provided by operating activities	13,271,817	7,783,616

Cash flows from investing activities:
Purchases of property and equipment	(866,622)	(3,211,356)
Other	-	53,924
Net cash used in investing activities	(866,622)	(3,157,432)

Cash flows from financing activities:
Proceeds from sale of stock and exercise of options	144,750	2,774
Purchase of treasury stock	—	(1,818,963)
Dividends paid	(200,000)	(200,000)
Net repayments of notes payable and capital lease	(7,510,688)	(23,938,502)
Net cash (used in) financing activities	(7,565,938)	(25,954,691)

Effect of foreign exchange rate changes on cash and cash equivalents	(102,938)	(1,037,746)
Net (decrease) increase in cash and cash equivalents	4,671,523	(22,366,253)

Cash and cash equivalents, beginning of period	10,972,365	32,091,005
Cash and cash equivalents, end of period	$15,643,888	$9,724,752

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

Operating results for the nine–month period ended April 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2010 or any future period.

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

In October 2009, the Financial Accounting Standards Board issued ASU No.2009-14 Software (Topic 985) “Certain Revenue Arrangements That Include Software Elements – a consensus of the FASB Emerging Issues Task Force”.  As this ASU is only effective for fiscal year ends beginning on or after June 15, 2010 we will review and make a determination of its affect on revenue at that time.

2. ACQUIRED INTANGIBLE ASSETS

Intangible assets net of accumulated amortization are summarized as follows:

	Weighted average amortization period (years)	April 30, 2010	July 31, 2009

Purchased customer relationships	6-8	$17,775,533	$18,056,771
Internally developed systems	4	10,481,232	10,607,355
Trade names	<1	3,720,820	3,766,992
Intangible assets, gross		$31,977,585	$32,431,118
Less accumulated amortization:
Purchased customer relationships		$(6,871,527)	$(4,919,923)
Internally developed systems		(8,091,295)	(5,989,037)
Trade names		(142,063)	(115,278)
Accumulated amortization		(15,104,885)	(11,024,238)
Intangible assets, net		$16,872,700	$21,406,880

Trade names in the amount of $3,470,820 are not amortizable.

3. NOTES PAYABLE

Long term debt and capital lease obligations at April 30, 2010 and July 31, 2009 are as follows:

	April 30, 2010	July 31, 2009

Term Loan	$20,416,667	$27,916,667
Capitalized leases	—	10,688
Subtotal	20,416,667	27,927,355
Less debt discount	515,786	919,947
Less current portion of long term debt	9,635,335	9,495,374
Long term debt	$10,265,546	$17,512,034

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

As of April 30, 2010 and July 31, 2009, accrued dividends, for the series C preferred stock, of $65,753 and $116,164, respectively, were included in accrued expenses on our balance sheet. Total liquidation preferences of the series C preferred stock were $5,065,753 and $5,116,164 at April 30, 2010 and July 31, 2009, respectively.

On May 19, 2009, 6,577 shares of series E preferred stock were issued with a par value of $0.01 and a liquidation value of $1,000 per share. The preferred stock pays dividends at the rate of 10% for year 1, 12% for year 2, 14% for year 3 and 16% for each year thereafter.

As of April 30, 2010 and July 31, 2009, accrued dividends, for the series E preferred stock, of $625,265 and $133,342, respectively, were included in accrued expenses on our balance sheet. Total liquidation preferences of the series E preferred stock were $7,229,265 and $6,710,342 at April 30, 2010 and July 31, 2009, respectively.

Warrants

On February 1, 2010 and February 19, 2010, the Company issued 2,587,648 and 239,313 shares, respectively, of the Company’s class A common stock (the “Shares”) to York Capital Management, L.P. and certain of its affiliates (collectively, “York Capital”) upon York Capital’s exercise of certain outstanding warrants entitling York Capital to acquire an aggregate of up to 2,841,892 shares of the Company’s class A common stock (the “Warrants”).  York Capital had previously received the Warrants pursuant to the Securities Exchange Agreement  entered into on May 19, 2009 by and among the Company and York Capital.

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

5. INCOME TAXES (Continued)

The tax expense for the three and nine months ended April 30, 2010 represents the taxes that we would expect to pay at statutory rates.  As noted above, GAAP requires the application of a “more likely than not” threshold to the recognition and derecognition of tax positions and also require that a change in judgment related to prior years’ tax positions be recognized in the quarter of such change.  We have had taxable income for the last 13 quarters and continue to forecast future taxable income. As a result, we plan to review the existing valuation allowance on our net operating loss carryforwards of approximately $27.3 million in the final quarter of this fiscal year, which may result in the release of all or some of the valuation allowance.

6. FAIR VALUE REPORTING

GAAP clarifies that fair value is an exit price, representing the amount that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

•	Level 1 — Observable inputs such as quoted prices in active market;

•	Level 2 — Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

•	Level 3 — Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at April 30, 2010:

	Quoted Prices in Active Markets for Identical Assets (Liabilities) (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount
Cash	$12,824,104	—	—	$12,824,104
Cash Equivalents	$2,819,784	—	—	$2,819,784
Notes Payable	—	—	$(19,568,948)	$(19,900,880)

The carrying amount of the notes payable contains a $515,786 discount. Management believes that the assets can be liquidated without restriction.

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

Beginning in June 2008, j2 Global Communications, Inc. (“j2”) brought a series of two patent infringement lawsuits against us in U.S. District Court.  j2 alleges that we infringed upon three of j2's patents, U.S. Patent Nos. 6,597,688, 7,020,132 and 6,208,638.  The cases are pending in the U.S. District Court for the Central District of California and are currently in the discovery phase.

In connection with the termination of an agreement to sell the portal operations of our discontinued India.com business, one of our subsidiaries is party to pending litigation (India.com v. Dalal).  Judgment was entered against the subsidiary in the amount of $1,482,347.  We have filed a notice of appeal in the matter and intend to vigorously pursue the issue.

7. COMMITMENTS AND CONTINGENCIES (Continued)

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

The outcome of litigation may not be assured, and despite management’s views of the merits of any litigation, or the reasonableness of our estimates and reserves, our cash balances could nonetheless be materially affected by an adverse judgment.  In accordance with GAAP, we believe we have adequately reserved for the contingencies arising from the above legal matters where an outcome was deemed to be probable and the loss amount could be reasonably estimated.  As such, we do not currently believe that the anticipated outcome of the aforementioned proceedings will have a materially adverse impact on our financial condition, cash flows or results of operations.

8. INTERIM SEGMENT DISCLOSURES

Our operations are divided into two business segments, which are defined as follows:

•	Supply Chain Messaging Segment (“Supply Chain”), which includes all our electronic data interchange (“EDI”) and telex services.

•	On Demand Messaging Segment (“On Demand”), which includes all fax, e-mail, document capture and management (“DCM”) and workflow services.

The table below summarizes information about operations for the fiscal quarters ended April 30, 2010 and 2009:

	Supply Chain	On Demand	Total
Quarter Ended April 30, 2010
Revenue from external customers	$10,157,244	$10,435,771	$20,593,015
Segment gross profit	$7,592,199	$7,491,663	$15,083,862

The following is a reconciliation of operating segment income to net income for the quarter ended April 30, 2010:

Segment gross profit	$15,083,862
Corporate expenses	11,735,650
Operating income	3,348,212
Other income (expense), net	(46,262)
Income before income taxes	3,301,950
Income tax expense	1,312,890
Net income	$1,989,060

8. INTERIM SEGMENT DISCLOSURES (Continued)

	Supply Chain	On Demand	Total
Quarter Ended April 30, 2009
Revenue from external customers	$10,348,534	$10,690,444	$21,038,978
Segment gross profit	$7,184,346	$7,353,571	$14,537,917

The following is a reconciliation of operating segment income to net income for the quarter ended April 30, 2009:

Segment gross profit	$14,537,917
Corporate expenses	11,657,075
Operating income	2,880,842
Other income (expense), net	(1,404,764)
Income before income taxes	1,476,078
Income tax expense	239,890
Net income	$1,236,188

The table below summarizes information about operations for the nine months ended April 30, 2010 and 2009:

	Supply Chain	On Demand	Total
Nine Months Ended April 30, 2010
Revenue from external customers	$30,966,381	$30,528,710	$61,495,091
Segment gross profit	$23,014,371	$21,208,148	$44,222,519

The following is a reconciliation of operating segment income to net income for the nine months ended April 30, 2010:

Segment gross profit	$44,222,519
Corporate expenses	35,717,637
Operating income	8,504,882
Other income (expense), net	(737,198)
Income before income taxes	7,767,684
Income tax expense	3,107,073
Net income	$4,660,611

	Supply Chain	On Demand	Total
Nine Months Ended April 30, 2009
Revenue from external customers	$32,396,416	$32,313,623	$64,710,039
Segment gross profit	$23,449,218	$22,238,122	$45,687,340

The following is a reconciliation of operating segment income to net income for the nine months ended April 30, 2009:

Segment gross profit	$45,687,340
Corporate expenses	38,331,049
Intangible impairment	4,245,914
Operating income	3,110,377
Other income (expense), net	(10,046,921)
Loss before income taxes	(6,936,544)
Income tax expense	995,159
Net loss	$(7,931,703)

9. DERIVATIVE FINANCIAL INSTRUMENTS

As of April 30, 2010, we had no known material derivative financial instruments.

10. SUBSEQUENT EVENTS

On May 19, 2010, the Company entered into a Commitment Increase Amendment to Revolving Credit and Term Loan Agreement (the “Commitment Increase Amendment”) by and among the Company, as borrower, the lenders from time to time party thereto (the “Lenders”), and SunTrust Bank, as administrative agent for the Lenders.  Pursuant to the Commitment Increase Amendment, the Company partially exercised its rights under the accordion feature of its existing Revolving Credit and Term Loan Agreement dated May 19, 2009 (the “Credit Agreement”) and increased its borrowing under the Credit Agreement and the related Term Notes by an aggregate of $5 million.  The Company entered into Amended and Restated Term Notes dated May 19, 2010 in favor of the Lenders evidencing the increased principal amount of its borrowing.

The Company used the proceeds of the $5 million loan increase plus approximately $2.2 million of its cash on hand to redeem all of its outstanding Series E Preferred stock held by York Capital.

The increased principal amount of the Term Loan will be due and payable in quarterly installments beginning on July 31, 2010 and ending on April 30, 2012, subject to acceleration in the event of a default.

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

Global macro economic trends are important barometers for our business. Changes in the level of economic activity are reflected directly in the volumes of our services used by our customers in both segments of our business. As the United States and global economies have experienced recession, we have seen a decrease in the volume of demand for our services from existing customers, as well as increasing pricing pressure and customer bankruptcies and reorganizations. However, extended economic slowdowns can possibly improve customer acquisition opportunities as larger companies look to outsource business functions in our service segments to reduce internal costs. We expect volume trends to reverse when and as the United States and global economies move into a more robust recovery and current unemployment levels begin to decline.  Our management has taken steps to adjust our cost structure to reflect the decrease in demand for our services, which steps have positively impacted our profitability.  However, there can be no assurance that we can achieve further offsetting cost reductions if revenue continues to drop significantly

Approximately 25% of our revenue comes from international operations. Accordingly, our revenue can vary based on the performance of non-US economies and on the prevailing exchange rates of the relevant currencies (principally, the euro and the British pound) compared to the US dollar.

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

Nine Months Ended April 30, 2010 Compared with the Nine Months Ended April 30, 2009
Results of Operations

The following table reflects consolidated operating data by reported segment. All significant intersegment activity has been eliminated. Accordingly, the segment results below exclude the effect of transactions with our subsidiaries.

	Nine Months Ended April 30,
	2010	2009	Variance
Revenue:
Supply Chain Messaging
EDI Services	$24,846,669	$24,996,8488	$(150,179)
Telex Services	6,119,724	7,399,568	(1,279,844)
Total Supply Chain Messaging	30,966,393	32,396,416	(1,430,023)

On Demand Messaging
Fax Services	24,885,631	25,883,384	(997,753)
DCM Services	1,519,114	2,046,495	(527,381)
Other Services	4,123,953	4,383,744	(259,791)
Total On Demand Messaging	30,528,698	32,313,623	(1,784,925)

Total Revenue:	61,495,091	64,710,039	(3,214,948)

Cost of Revenue:
Supply Chain Messaging	7,952,010	8,947,198	(995,188)
On Demand Messaging	9,320,562	10,075,501	(754,939)
Total Cost of Revenue	17,272,572	19,022,699	(1,750,127)

Gross Margin:
Supply Chain Messaging	23,014,383	23,449,218	(434,835)
On Demand Messaging	21,208,136	22,238,122	(1,029,986)
Total Gross Margin	44,222,519	45,687,340	(1,464,821)

Product Development and Enhancement	5,499,576	5,901,783	(402,207)
Selling and Marketing	9,584,468	9,780,627	(196,159)
General and Administrative	20,633,593	22,648,639	(2,015,046)
Intangible Impairment	—	4,245,914	(4,245,914)
Total product, selling and G&A expenses	35,717,637	42,576,963	(6,859,326)

Other (expense) income	(737,198)	(10,046,921)	9,309,723

Income (loss) before income taxes	$7,767,684	$(6,936,544)	$14,704,2288

Revenue — Total revenue for the nine months ended April 30, 2010 was approximately $61.5  million, a decrease of approximately $3.2 million or 5.0% as compared to the nine-month period ended April 30, 2009. This decrease in revenues is primarily due to revenue from the first quarter of fiscal 2009 that was not affected by the global economic slowdown as well as reduced customer volume.

The Supply Chain Messaging segment decreased approximately $1.4 million, or 4.4%, from the nine-month period ended April 30, 2009, as compared to the nine-month period ended  April 30, 2010, due to a decrease of approximately $150,000 (a 0.6% decrease)  in EDI services and a decrease of approximately $1.3 million (a 17.3% decrease) in Telex services.

The On Demand Messaging segment decreased approximately $1.8 million, or 5.5%, from the nine-month period ended April 30, 2009, as compared to the nine-month period ended  April 30, 2010, due to decreases of approximately $2.3 million (a 30.4% decrease) for Production Fax services and approximately $527,000 (a 25.8% decrease) for DCM services.  The reductions were partially offset by a $1.5 million (8.7% increase) increase in Desktop Fax services.

Gross Profit and Gross Margin — Gross profit decreased approximately $1.5 million, or 3.2% from the nine-month period ended April 30, 2009, as compared to the nine-month period ended  April 30, 2010, due to the decrease in customer revenues.  However, gross margin improved to 71.9% for the nine-month period ended April 30, 2010, as compared to 70.6% for the nine-month period ended April 30, 2009 due mainly to reduced network operations expenses.

Cost of Revenue — Total cost of revenue on a year over year basis decreased approximately $1.8 million, or 9.2%, due mainly to reductions in labor and related expenses of approximately $1.5 million (a 25.2% decrease), approximately $285,000 in reduced equipment expense (a 27.6 % decrease), approximately $206,000 in reduced building related expenses (a 26.0% decrease), and approximately $126,000 (a 40.7% decrease) in reduced travel and other costs.  All of the reductions are a result of management’s continued efforts to streamline operations and reduce costs.  These reductions were partially offset by an approximate $237,000 (a 2.7% increase) increase in telecom expense and an approximate $64,000 (a 4.0% increase) increase in depreciation expense due to infrastructure upgrades.

Product Development — Product development costs decreased approximately $402,000, or 6.8%, from the nine-month period ended April 30, 2009, as compared to the nine-month period ended  April 30, 2010. These decreased costs consisted mainly of a decrease of approximately $165,000  (a 94.3% decrease) in telecom and equipment expense , an approximate $99,000 decrease (a 89.3% decrease) in building related expenses, an approximate $74,000 decrease (a 71.5% decrease) in travel related expenses and an approximate decrease of $72,000 (a 62.2% reduction) for outside professionals and consultants. The decreases were part of the company’s restructuring during the previous quarters for which benefits are now being realized.

Selling and Marketing — Selling and marketing expenses decreased approximately $196,000, or 2.0%, from the nine-month period ended April 30, 2009, as compared to the nine-month period ended  April 30, 2010. These decreased costs consisted mainly of outside professional services of approximately $457,000 (a 21.9% reduction) and a $167,000 decrease (a 21.9% decrease) in travel related costs.  The reductions were partially offset by an increase in compensation and benefits expense of approximately $311,000 (a 4.9% increase) and an increase in lead generation and web marketing expenses of approximately $160,000 (an 87.3% increase).

General and Administrative and Intangible Impairment — General and administrative and intangible impairment expenses decreased approximately $6.3 million, or 23.2%, from the nine-month period ended April 30, 2009, as compared to the nine-month period ended  April 30, 2010. The reduction in expense was attributed to an approximate $1.5 million charge in the fiscal year 2009 for professional fees related to the due diligence of an acquisition that did not occur, a reduction of compensation and benefits of approximately $809,000 (a 9.8% decrease) due to organizational restructuring, the reduction of bad debt expense of approximately $521,000 (a 58.6% decrease) due to increased collection efforts, an approximate $94,000 (an 11.9% decrease) decrease in equipment expense and a decrease in intangible amortization expense of approximately $4.6 million (a 51.6% decrease) due mainly to an impairment of intangible assets in fiscal year 2009 of approximately $4.2 million which, in turn, caused a decrease of continued amortization expense of approximately $400,000.  These decreases are partially offset by a $500,000 increase in accrued expenses, a $260,000 (a 49.8% increase) increase in other outside professional services and an approximate $125,000 (a 6.2% increase) increase in building related expenses due to a one-time payment for a lease buyout.

Operating Income — Operating income increased approximately $5.4 million from the nine-month period ended April 30, 2009, as compared to the nine-month period ended April 30, 2010, mainly from the $4.2 million impairment of intangible assets during 2009, the $1.5 million in professional fees booked in 2009 that related to the due diligence of an acquisition that did not occur as well as savings from management’s cost cutting efforts and the reduced professional fees in 2010.

Other Expense — Other expenses for the nine-month period ended April 30, 2010 consist mainly of net interest expense of approximately $1.3 million which included approximately $860,000 in net cash interest expense and approximately $404,000 in interest expense from the amortization of the discount on our Term Loan.  Interest expenses for the nine-month period ended April 30, 2010 decreased approximately $9.3 million from the nine-month period ended April 30, 2009, due mainly to the elimination of $6.3 million in non-cash interest accrued in fiscal 2009 from the refinancing of the debt and a $1.7 million early payment penalty recorded as interest expense that was paid as a result of the Company making an early payment on the previous outstanding debt.  An additional $1.1 million of interest expense was recognized in 2009 due to the higher balance on the outstanding debt as well as a higher interest rate at April 30, 2009 on the outstanding debt as compared to the existing Term Note balance and interest rate at April 30, 2010.  Other expense was also lower due to approximately $503,000 of foreign exchange gains during the nine-month period ended April 30, 2010.

Net income — Net income increased approximately $12.6 million, or 158.7%, from the nine-month period ended April 30, 2009, as compared to the nine-month period ended April 30, 2010, due primarily to $4.2 million for the impairment of intangibles recognized in 2009 and the $9.3 million reduction in interest expense.

Three Months Ended April 30, 2010 Compared with the Three Months Ended April 30, 2009
Results of Operations

The following table reflects consolidated operating data by reported segment. All significant intersegment activity has been eliminated. Accordingly, the segment results below exclude the effect of transactions with our subsidiaries.

	Three Months Ended April 30,
	2010	2009	Variance
Revenue:
Supply Chain Messaging
EDI Services	$8,215,485	$8,029,866	$185,619
Telex Services	1,941,760	2,318,668	(376,908)
Total Supply Chain Messaging	10,157,245	10,348,534	(191,289)

On Demand Messaging
Fax Services	8,680,228	8,550,085	130,143
DCM Services	482,546	613,592	(131,046)
Other Services	1,272,996	1,526,767	(253,771)
Total On Demand Messaging	10,435,770	10,690,444	(254,674)

Total Revenue:	20,593,015	21,038,978	(445,963)

Cost of Revenue:
Supply Chain Messaging	2,565,045	3,164,188	(599,143)
On Demand Messaging	2,944,108	3,336,873	(392,765)
Total Cost of Revenue	5,509,153	6,501,061	(991,908)

Gross Margin:
Supply Chain Messaging	7,592,200	7,184,346	407,854
On Demand Messaging	7,491,662	7,353,571	138,091
Total Gross Margin	15,083,862	14,537,917	545,945

Product Development and Enhancement	1,884,210	1,774,455	109,755
Selling and Marketing	3,086,871	3,124,099	(37,228)
General and Administrative	6,764,569	6,758,521	6,048
Total product, selling and G&A expenses	11,735,650	11,657,075	78,575

Other (expense) income	(46,262)	(1,404,764)	1,358,502

Income before income taxes	$3,301,950	$1,476,078	$1,825,872

Revenue — Total revenue for the three months ended April 30, 2010 was approximately $20.6 million, a decrease of approximately $446,000, or 2.1%, as compared to the three-month period ended April 30, 2009. This decrease in revenues is primarily due to reduced customer volume resulting from the continued global economic slowdown. The effect of the exchange rate fluctuations on revenues for the quarterly comparison was an increase of approximately $200,000 due mainly to the strengthening of the Great British Pound year over year.

The Supply Chain Messaging segment decreased approximately $191,000, or 1.8%, from the three-month period ended April 30, 2009, as compared to the three-month period ended April 30, 2010, due to decrease of approximately $377,000  (a 16.3% decrease) in Telex services.  The decreases were partially offset by an increase of approximately $185,000 (a 2.3% increase) in EDI services.

The On Demand Messaging segment decreased approximately $254,000, or 2.4%, from the three-month period ended April 30, 2009, as compared to the three-month period ended April 30, 2010, due to decreases of approximately $307,000 (a 14.7% decrease) for Production Fax services, approximately $254,000 (a 16.6% decrease) for Other services and approximately $131,000 (a 21.4% decrease) for DCM services.  These reductions were partially offset by increases of $444,000 (a 7.1% increase) for Desktop Fax Services.

Gross Profit and Gross Margin — Gross profit decreased approximately $546,000, or 3.8%, from the three-month period ended April 30, 2009, as compared to the three-month period ended April 30, 2010, due to the decrease in customer volumes.  However, gross margin increased to 73.2% for the three-month period ended April 30, 2010 as compared to 69.1% for the period ending April 30, 2009 due mainly to one-time reduced network operations expenses.  These reduced network operations expenses are not sustainable and will not be experienced in future periods.

Cost of Revenue — Total cost of revenue decreased approximately $992,000, or 15.2%, due mainly to reductions in labor and related expenses of approximately $398,000 (a 21.0% decrease), approximately $204,000 in reduced hardware and software maintenance expense (a 60.8% decrease), approximately $185,000 (a 5.9% decrease) in reduced telecom expense, and approximately $76,000 in reduced building related expenses (a 29.0% decrease).  Foreign currency effects had a minor effect on the year over year cost of revenues.

Product Development — Product development costs increased approximately $110,000, or 6.2%, from the three-month period ended April 30, 2009, compared to the three-month period ended April 30, 2010. These increased costs consisted mainly of approximately $196,000 in increased labor and benefits.  These increases were partially offset by a reduction in telecom and equipment expense of approximately $41,000 (a 49.7% reduction), an approximate decrease of $31,000 (an 87.4% reduction) for building related costs and an approximate decrease of $18,000 (a 58.8% decrease) for travel related expenses. The decreases were part of the company’s restructuring during the previous quarters for which benefits are now being realized.  Foreign currency effects had a minor effect on the year over year product development costs.

Selling and Marketing — Selling and marketing expenses decreased approximately $37,000, or 1.2%, from the three-month period ended April 30, 2009, compared to the three-month period ended April 30, 2010. These decreased costs consisted mainly of an approximate decrease of $155,000 (a 82.0% decrease) in consulting and recruiting expenses, an approximate decrease of $107,000 (a 13% decrease) for non-employee commissions, an approximate decrease of $53,000 (a 22.9% decrease) in travel related expenses and an approximate decrease of $39,000 (a 99.6% decrease) for seminars   These decreases were partially offset by an increase due to the fluctuation in foreign currency of approximately $100,000, an approximate $186,000 (a 9.7% increase) increase in labor, commissions and benefits and an approximate $47,000 (a 89.1% increase) increase in miscellaneous marketing expense  These increases are due to an increased effort to generate new business by promoting the EasyLink brand and products.

General and Administrative and Intangible Impairment — General and administrative expenses increased approximately $6,000, or 0.1%, from the three-month period ended April 30, 2009 to the three-month period ended April 30, 2010. Although the quarterly comparatives remained relatively consistent,  there was an increase of approximately $594,000 (a 214.0% increase) in legal expenses and an increase due to foreign exchange of $52,000.  This increase was partially offset by a reduction of bad debt expense of approximately $196,000 (a 62.4% decrease) due to increased collection efforts, a decrease of approximately $175,000 (a 6.6% decrease) in salary and benefit related costs due to organizational restructuring, a decrease in equipment expense of approximately $69,000 (a 28.0% decrease), and a decrease in depreciation and amortization of approximately $87,000 (a 5.7% decrease).

Operating Income — Operating income increased approximately $467,000, or 16.2%, from the three-month period ended April 30, 2009 as compared to the three-month period ended April 30, 2010 due mainly to the improved gross margins.  These improved margins were partially offset by $189,000 in increased costs due to foreign currency fluctuations.

Other Expense — Other expenses for the three-month period ended April 30, 2010 consist mainly of interest expense of approximately $336,000, which included approximately $216,000 in cash interest expense and approximately $120,000 in interest expense from the amortization of the discount on our Term Loan.  Interest expenses for the three-month period ended April 30, 2010 decreased approximately $1.2 million from the three-month period ended April 30, 2009 due mainly to the elimination of $1.0 million in non-cash interest due to the refinancing of the previous held debt and $200,000 of cash interest expense related to the outstanding debt.  In addition, there was an increase in foreign currency gain of approximately $81,000.

Net income — Net income increased approximately $753,000, or 60.9%, from the three-month period ended April 30, 2009 as compared to the three-month period ended April 30, 2010 due primarily to the improvement in operating income and the reduction in interest expense.

Liquidity and Capital Resources

Our principal source of liquidity consists of cash generated from operations. As the majority of our revenue is reoccurring under contract, it is primarily affected by the volumes incurred by the customer using the underlying messaging service. Operating expenses are primarily driven by labor and telecom costs which are directly tied to customer utilization of messaging services. Cash and cash equivalents increased approximately $4.6 million to a total balance of approximately $15.6 million as of April 30, 2010 from approximately $11.0 million as of July 30, 2009. This increase in cash was primarily caused by approximately $13.9 million in operating cash flow. These cash flows were partially offset by approximately $889,000 in investing cash flow for the purchase of computer equipment and $7.5 million for principal and interest payments under our Term Loan.

Our liquidity will be affected by the three year Term Loan that calls for quarterly principal payments of approximately $2.5 million that are prorated at the beginning and end of the terms.  Borrowings under the Term Loan bear interest, at our election, at a rate tied to one of the following rates, in each case plus a specified margin: (i) the higher of (1) the prime lending rate of SunTrust Bank, the administrative agent for the Lenders, (2) the U.S. Federal Funds Rate plus 0.5%, and (3) adjusted one-month LIBOR plus 1.0%; (ii) adjusted LIBOR for the interest period of such borrowing; and (iii) a LIBOR index rate. The interest margin for each such type of borrowing varies from 2.50% to 4.50%, depending on our consolidated leverage ratio at the time of such borrowing.  The interest rate on the Term Loan as of April 30, 2010 was 3.73%.

On May 19, 2010, the Company used the proceeds of  $5 million from the Commitment Increase Amendment with its current Lenders plus approximately $2.2 million of its cash on hand to redeem all of its outstanding Series E Preferred stock held by York Capital. The increased principal amount of the Term Loan will be due and payable in quarterly installments beginning on July 31, 2010 and ending on April 30, 2012, subject to acceleration in the event of a default.  The new quarterly principal payments of $3,125,000 are $625,000 greater than our original principal payment.

The accounts receivable increased in the third quarter due to payment delays by several large customers.  Management believes that existing cash and cash equivalent balances and cash provided from operations will provide sufficient liquidity to meet the operating and capital expenditure needs for existing operations during the next twelve months.

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

Internal Controls over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the third quarter of fiscal year 2010 that have materially affected, or are reasonably likely to materially affect, EasyLink’s internal control over financial reporting.

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

Beginning in June 2008, j2 Global Communications, Inc. (“j2”) brought a series of two patent infringement lawsuits against us in U.S. District Court.  j2 alleges that we infringed upon three of j2's patents, U.S. Patent Nos. 6,597,688, 7,020,132 and 6,208,638.  The cases are pending in the U.S. District Court for the Central District of California and are currently in the discovery phase.

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

The outcome of litigation may not be assured, and despite management’s views of the merits of any litigation, or the reasonableness of our estimates and reserves, our cash balances could nonetheless be materially affected by an adverse judgment.  In accordance with GAAP, we believe we have adequately reserved for the contingencies arising from the above legal matters where an outcome was deemed to be probable and the loss amount could be reasonably estimated.  As such, we do not currently believe that the anticipated outcome of the aforementioned proceedings will have a materially adverse impact on our financial condition, cash flows or results of operations.

Item 1A. Risk Factors

There are no updates to the risk factors as disclosed in our Annual Report on Form 10-K for the year ended July 31, 2009 previously filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

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

Date: June 7, 2010

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