Form 10-K
period 2010-07-31
EASYLINK SERVICES INTERNATIONAL CORP
filed 2010-10-27
CIK 894738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐      Accelerated filer  ☐      Non-accelerated  ☐      Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

As of October 1, 2010, the issuer had outstanding 29,260,835 shares of class A common stock. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of October 1, 2010 was approximately $67,924,620 based on the closing price for the class A common stock of $2.58 on the Nasdaq Capital Market on that date.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement in connection with its 2011 Annual Meeting of Stockholders, to be held on or about January 6, 2011, are incorporated by reference in Part III of this Form 10-K to the extent stated herein.

EASYLINK SERVICES INTERNATIONAL CORPORATION

ANNUAL REPORT ON FORM 10-K

TABLE OF CONTENTS

-i-

PART I

Forward-Looking Statements

This annual report on Form 10-K contains a number of “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Specifically, all statements other than statements of historical facts included in this annual report regarding our financial position, business strategy and plans and objectives of management for future operations are forward-looking statements. These forward-looking statements are based on the beliefs of management, as well as assumptions made by and information currently available to management. When used in this annual report, the words “anticipate,” “believe,” “estimate,” “expect,” “may,” “will,” “hope,” “continue” and “intend,” and words or phrases of similar import, as they relate to our financial position, business strategy and plans, or objectives of management, are intended to identify forward-looking statements. These statements reflect our current view with respect to future events and are subject to risks, uncertainties and assumptions related to various factors including, without limitation, those described starting on page 8 of this annual report under the heading “Risk Factors” and in our registration statements and periodic reports filed with the Securities and Exchange Commission (“SEC”) under the Securities Act and the Exchange Act.

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

Overview

EasyLink Services International Corporation is a Delaware corporation founded in 1991. We are a global provider of value added services that facilitate the electronic exchange of documents and information between enterprises, their trading communities and their customers. We deliver the majority of our services through global Internet Protocol (“IP”) networks, which host our applications on enterprise-class platforms that are comprised of server and network operations centers located worldwide.

Our core services include electronic data interchange (“EDI”) services, fax services, telex services and other services that are integral to the movement of money, materials, products and people in the global economy including documents such as insurance claims, trade and travel confirmations, purchase orders, invoices, shipping notices and funds transfers that help our customers to be more efficient and mobile. Our operations include two business segments defined as follows:

•	Supply Chain Messaging (“Supply Chain Messaging”) segment, which includes all our EDI and telex services. This segment was 50% of reported revenue for the years ending July 31, 2009 and 2010.

•
On Demand Messaging (“On Demand Messaging”) segment, which includes all fax, e-mail, document capture and management (“DCM”) and workflow services. This segment was 50% of reported revenue for the years ending July 31, 2009 and 2010.

Our principal executive offices are located at 6025 The Corners Parkway, Suite 100, Norcross, Georgia 30092, and our telephone number at that location is (678) 533-8000.

Company Background

EasyLink Services International Corporation was incorporated in Delaware in 1991 under the name Infosafe Systems, Inc. (“Infosafe”). Infosafe completed an initial public offering on January 25, 1995. On April 16, 1997, Infosafe entered into an agreement to create and fund a newly incorporated majority owned subsidiary, Internet Commerce Corporation. On June 19, 1998, Infosafe entered into an agreement of merger that combined the Internet Commerce Corporation subsidiary into Infosafe, with Infosafe remaining as the surviving corporation. On July 2, 1998, Infosafe changed its name to Internet Commerce Corporation (“ICC”).  On June 22, 2004, ICC acquired Electronic Commerce Systems, Inc. (“ECS”) expanding our managed EDI services to small and medium sized businesses.  On March 17, 2005, ICC acquired the Managed EC™ (“MEC”) division of QRS Corporation continuing the expansion of our EDI managed services business.  On November 1, 2005, ICC acquired The Kodiak Group, Inc. (“Kodiak”) adding additional EDI service offerings.  On May 9, 2006, ICC acquired Enable Corp. (“Enable”) adding web based EDI capabilities to our service offerings.

On August 20, 2007, ICC acquired EasyLink Services Corporation (“ESC”). In conjunction with the acquisition, ICC changed its name to EasyLink Services International Corporation. ESC was originally incorporated as GlobeComm, Inc. in 1994 and had been publicly traded since its initial public offering in June 1999. ESC previously did business under the name Mail.com and had developed or acquired a number of business messaging platforms. Mail.com changed its name to EasyLink Services Corporation in 2001 after its acquisition of ATT’s EasyLink Services division.

Recent Developments

On October 21, 2010, we acquired the iSend and iNotify advanced messaging businesses (the “Xpedite Business”) from Premiere Global Services, Inc. (“PGI”) for $105 million in cash, through the purchase of PGI’s wholly-owned subsidiaries Xpedite Systems, LLC and Premiere Global Services (UK) Limited and certain related assets owned by PGI’s subsidiary Premiere Conferencing (Canada) Limited.  We paid for the acquisition with $5 million of cash on hand and a new credit facility consisting of a $110 million term loan and a $20 million revolving loan, which also refinanced our existing credit facility indebtedness.

Products and Services

Our two reportable segments, Supply Chain Messaging and On Demand Messaging, are described below.

Supply Chain Messaging

Our Supply Chain Messaging segment includes:

o
EasyLink EDI Solutions.  EasyLink provides a comprehensive set of fully outsourced EDI solutions that helps companies to take full advantage of their EDI investment. With EasyLink EDI, companies are able to optimize the efficiency, reliability, and reach of their electronic supply chain while reducing costs, infrastructure, and overhead.

For thousands of companies, their EDI-based supply chain is one of the most important aspects of their business as it has a direct impact on profitability. But with an ever-changing business environment, staying up-to-date and optimized can be difficult and problematic.

Companies already enabled with EDI are facing many challenges related to the management of their EDI application. Companies are experiencing:

•	Limited solution options

•	Inability to trade with their entire business community or meet compliance requirements

•	Low quality of services and high costs

•	Limited or poor customer service

In addition, companies looking to implement an EDI program often find that their options are limited by:

•	Expensive solutions that are not cost-effective for their situation

•	Technology requirements beyond their capabilities

•	Limited support or implementation

•	Inability to meet trading partner needs

EasyLink’s broad portfolio of EDI solutions and services solves these challenges by tailoring our services to our customer’s requirements.

EasyLink provides multiple cornerstone EDI Services, including:

•
EDI Value Added Network (“VAN”) - enables secure, reliable, and efficient communications with trading partners around the globe. It includes services such as InLine Translation, our hosted solution, that allows you to convert data into any format, EDI over the Internet Services for processing Action Script 2 data, and the ability to process any type of data format with any trading partner regardless of their technology.

•
Web EDI - allows EDI enabled companies to trade with non-EDI enabled companies who have access to a web browser. This allows for the efficient processing of transactions bi-directionally so that all parties can process data in their preferred format.

•
EDI Managed Services - provides an outsourced EDI solution including IT/Service Bureau  that is tailored to fit a company’s budget, technical sophistication, and trading partner requirements. The company conducts its core business and EasyLink manages its EDI.   It is one of the largest IT/Service Bureaus in the US supporting the retail trading community, helping to bridge technology gaps between large retail hubs and their non-EDI suppliers.

•
EasyLink Managed File Transfer - Managed File Transfer (“MFT”) is a 100% outsourced solution from EasyLink that allows organizations to manage large file transfers or high-volume data exchanges safely and securely.

o
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

EasyLink’s Telex Solutions provide our customers a wide range of telex alternatives including:

•
Traditional Telex - using existing telex equipment, dedicated lines, and EasyLink’s global network to send and receive telex messages worldwide. Support for real-time connections, answerback verification, departmental billing, and more. Guaranteed security and privacy without compromising the legality of a telex message.

•
Internet Telex - a Simple Mail Transfer Protocol solution that allows use of  an e-mail client to submit a message to the EasyLink network for conversion to telex format and onward delivery to the destination telex number. Confirmation of delivery is returned via e-mail.

•	Real-Time Telex - a Windows-based solution with real-time conversational messaging supporting answerback exchange and alternative message deposit into the recipient mailbox when offline.

•
Telex Outsourcing - a regulatory service that allows the outsourcing of all or part of a telex infrastructure through a variety of options including establishing an interconnect into the EasyLink network to consolidate multi-country connections, installation of an in-country relay server or installation of a telex switch allowing full control over telex numbering plans and customers.

On Demand Messaging

Our On Demand Messaging segment includes:

o
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

o
EasyLink Production Messaging.  Our Production Messaging Service is a 100% outsourced straight-through processing solution that automates the creation and delivery of transactions that originate in back-office environments for delivery as fax, e-mail, EDI or Short Messaging Service allowing organizations to reduce the costs associated with managing disparate infrastructure.

By implementing the Production Messaging Service a company can:

•	Automate the creation and delivery of documents such as trade confirmations, purchase orders and invoices

•	Improve cycle time

•	Eliminate manual processes

•	Reduce costs associated with managing disparate infrastructure

•	Ensure security and compliance

•	Free IT resources to focus on core initiatives

Our Production Messaging Service accepts almost any form of data from back-end systems. We can personalize the messages according to business rules, merge data fields, add logos or other customizations and then deliver these messages in the format of choice.

o
EasyLink Workflow Services.  Our Workflow Service (“EWS”) is a Software as a Service workflow application that enables a company to deploy a customized application for the centralization, management, queuing and processing of inbound business transactions of any kind. EWS is a sophisticated hosted service that combines advanced message queues, alerts and alarms, comprehensive audit trails and a Web 2.0 interface for the delivery of tailored applications. EWS may solve many business problems for a company including:

•	Consolidation of messages coming from many different sources including fax, email and paper into a single workflow application

•	Comprehensive security and audit controls that enable organizations to meet security and governance mandates

•
A workload balancing system giving complete visibility and control into the work being done by anyone in a company. For example, EWS enables administrators to easily re-assign business documents that employees may be working on, if needed

•	The ability to embed sophisticated business rules directly into a workflow so that routing, prioritization, queuing, and handling of business messages are guaranteed to meet company needs

o
EasyLink Document Capture Management Services.  Our Document Capture Management Services combine a global fax network, human quality checks and sophisticated workflows to turn manual processes directly into data consumable by back office applications such as order processing, claims forms and time and expense forms.

Features include:

•	Guaranteed 99.5% field level accuracy for your documents and forms

•	Ability to handle unstructured documents in many different formats

•	Fast turnaround time often as quickly as 30, 60 or 120 minutes

•	Multi-lingual capabilities at the same high levels of accuracy

•
Delivery of documents in many different formats including: Association for Cooperative Operations Research and Development, Extensible Markup Language, EDI, Comma Separated Values, Flat File and the iDoc format for SAP business systems

•	Direct integration of our processing through Web Services, integrated customer lists and on-line exception handling

•	Delivery of monthly audit and exception reports

o
EasyLink Secure Messaging.  Secure Messaging is a 100% outsourced secure e-mail solution from EasyLink that automates the creation and delivery of encrypted outbound messages from a company’s back-end systems to customers, partners, and stakeholders.  As a new product, Secure Messaging was in beta release at the end of the 2010 fiscal year and there were no customers utilizing the offering.

Product Development

Our product development efforts are focused on adding enhanced and new functionality to existing products, integrating the various product offerings into our services delivery, and supporting new technologies. Our success will depend in part upon our ability to adopt technology and industry trends, respond to customer requirements and market opportunities and incorporate emerging standards into our existing and new services. To that end, our development efforts center on requirements and features that have been identified through market research, customer interactions, standards announcements and competitive analysis. As a result, we intend to continue to offer products and services with increasing functionality and scalability to meet the needs of customers regardless of size and technical sophistication. Most of our development projects are performed internally. However, some projects require specialized skills that are acquired through an outsourced arrangement with various contractors.

Our product development expenses for the years ended July 31, 2010 and 2009 were approximately $7,275,000 and $7,515,000, respectively.

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

Customers

As of July 31, 2010, we provided services to approximately 14,000 accounts in professional services, financial services, manufacturing, mining, retail, distribution, freight services, insurance, telecommunications and other industries. Our customers range in size from Fortune 500 companies to sole proprietorships. Many of our customers may generally terminate our services with 30 days notice without penalty, unless their agreement contains a minimum revenue commitment that would require payment by the customer of any unused shortfall amount upon termination. We continue our efforts to enter into annual or multi-year contracts with minimum commitments. For the fiscal years ended July 31, 2010 and 2009, no single customer accounted for more than 10% of our consolidated revenue.

For the fiscal years ended July 31, 2010 and 2009, approximately 25%  of our revenues were generated from international customers. The bulk of our international revenues come from the United Kingdom, Japan, France and Brazil.

Seasonality and Backlog

Our revenues do not experience material changes due to seasonality, and we have no material backlog in sales orders or the provisioning of customer orders.

Competition

While we are unaware of any single competitor that provides all of the services we deliver, we compete with a range of companies in each of our two business segments, as well as with the internally developed solutions of companies who choose to source these needs internally.  The markets for each of our two segments are highly competitive, rapidly evolving and subject to shifting customer needs and introductions of new products and services.  We face a significant number of competitors, ranging from very large enterprises or divisions of very large companies to a number of relatively small organizations.  Our Supply Chain Messaging solutions compete with large e-commerce business-to-business and EDI vendors with a broad array of VAN, software and service offerings, including GXS, Inc., IBM and multiple smaller EDI companies with a core competence in a particular industry or technology, “mom-and-pop” service centers or privately owned VANs.  Our integrated desktop messaging and production messaging solutions compete primarily against traditional fax machine manufacturers, which may be large and well established companies, providers of fax servers and related software, such as Open Text Corporation, as well as publicly traded and privately-held application service providers, such as Premiere Global Services, Inc., j2 Global Communications, Inc. and Protus IP Solutions.  Our telex solutions compete against Swiss Telex SA, Network Telex, Graphnet, Inc., Wirefast Limited and various designated international providers of postal, telephone and telegraph (“PTT”) services.

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

Although we believe that our technology does not infringe upon the proprietary rights of others, it is possible that others may have or may be granted patents claiming products or processes that are necessary for or useful to the delivery of our services. From time to time we are approached by parties claiming to own patents that they claim are infringed by our services or operations. We evaluate such claims when they arise to determine whether those claims are valid and whether it would be more effective to obtain a license or dispute that any infringement is occurring. We have at times in the past obtained licenses from parties claiming to hold patents that they contended were infringed by our services or operations.  See Item 3. Legal Proceedings.

Suppliers

We purchase telecommunications services pursuant to supply agreements with telecommunications service providers. Some of our agreements with telecommunications service providers contain commitments that require us to purchase a minimum amount of services through 2013. The total telecom costs for those suppliers for the fiscal years ended July 31, 2010 and 2009 were approximately $2,120,000 and $2,429,000, respectively, of which $2,031,000 and $1,602,000, respectively were related to minimum commitment contracts.

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

In countries other than the United States, we are sometimes required by national laws to obtain licenses or to pay license fees or similar amounts to national regulatory bodies. Such amounts are reflected in our financial statements, and such non-U.S. regulatory matters are not material to our operations or business plans.

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

Employees

As of July 31, 2010, we had 282 employees, all of which were full-time employees.  Of these employees, 225 were located in the United States and 57 were located in the United Kingdom and other international locations. None of our employees are covered by a collective bargaining agreement. We consider our relations with our employees to be good.

Availability of Reports

Our corporate information Website is www.easylink.com. The information on our Website is not part of this annual report on Form 10-K. However, on the Investor Information portion of this Website the public can access free of charge our annual, quarterly and current financial reports filed with the SEC as soon as reasonably practicable after the filing dates.  The ownership reports, proxy and information statements and other information regarding our filings may also be accessed at the SEC’s Public Reference Room, 100F Street, NE, Washington, DC 20549 during office hours of  10:00 a.m. to 3:00 p.m. weekdays.   The public may get specific information about the operation of the Public Reference Room at 1-800-SEC-0330.  In addition the public may access the above mentioned reports using the SEC Internet site (EDGAR) at http://www.sec.gov.

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

Acquisitions are central to our growth plan.  If we cannot find, finance and integrate accretive acquisitions, our financial results may suffer.

Our ability to implement our business plan depends on identifying appropriate acquisitions, negotiating accretive financial terms, obtaining additional financing at affordable costs and successfully integrating the acquired businesses.  The shortage of available credit at reasonable costs in fiscal 2009 prevented us from closing a significant transaction and the shortage of available credit at reasonable costs in fiscal 2010 slowed our ability to identify financeable transactions.  If our acquisition efforts are not successful, our business and financial results may suffer. If we are successful in our acquisition efforts, we expect that we will need to continue to manage and to expand multiple relationships with customers, Internet service providers and other third parties. We also expect that we will need to continue to improve our financial systems, procedures and controls and will need to expand, train and manage our workforce, particularly our information technology and sales and marketing staffs.

We may not be successful in competing against our competitors.

We face a significant number of competitors, ranging from very large enterprises or divisions of very large companies to a number of relatively small organizations. These competitors are diverse in terms of their histories, business models, corporate strategies, financial strength, name recognition, company reputation, customer base and breadth of offerings. Many of our large competitors have more history, significantly greater financial resources, larger customer bases and more easily recognized names than we do. As a result, our competitors may be able to respond more quickly to changing technology and changes in customer requirements or be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to potential customers and employees, or be able to devote greater resources to the development, promotion and sale of their services than we can. There can be no assurance that our product and service offerings will compete effectively.

We must continue to develop or acquire new products and services.

If we do not keep pace with technological changes, customer demands and intense competition, we will not be successful. Our market is characterized by changing technology, customer demands and intense competition. The satisfactory performance, reliability and availability of our network infrastructure, customer support and document delivery systems and our web site are critical to our reputation and our ability to attract customers and maintain adequate customer service levels.  If we cannot keep pace with these changes and maintain the performance and reliability of our network and customer service levels our business will suffer. The intense competition in our service lines requires us to continually develop strategic business and Internet solutions that enhance and improve the customer service features, functions and responsiveness of all of our existing or proposed services. However, there can be no assurance that we will be able to keep pace with these changes, and if we are not successful in developing and marketing enhancements to our services or meeting customer demands, our business may suffer.

Outsourcing of our services may not prove to be a viable business for organic growth.

Our success will depend on the development of viable markets for the outsourcing of all of our services, which is somewhat speculative. Outsourcing is one of the principal methods by which we will attempt to achieve successful organic growth. Security and reliability of service, however, are likely to be of concern to enterprises and service providers deciding whether to outsource these services or to continue to provide them themselves. These concerns are likely to be particularly strong at larger businesses and service providers, which are better able to afford the costs of maintaining their own systems. While we intend to focus on outsourcing our services, we cannot be sure that we will be able to maintain or expand our business customer base. In addition, the sales cycle for many of these services is lengthy and could delay our ability to generate revenues.

Servicing our debt obligations may limit our earnings available to investors.

Pursuant to our May 19, 2009, Revolving Credit and Term Loan Agreement (the “Credit Agreement”), and the related May 19, 2010, Commitment Increase Amendment, we obtained a term loan (the “Term Loan”), the aggregate principal amount of which was $25.4 million at July 31, 2010.  On October 21, 2010, in connection with the acquisition of the iSend and iNotify businesses of Premiere Global Services, Inc., we replaced the Term Loan with a term loan and revolving loan (the “2010 Loans”) pursuant to which we borrowed an aggregate of $122.0 million.  These borrowing are to be repaid in quarterly installments of principal, including a final balloon installment, with interest.  The amount of our earnings available to our investors after making these periodic debt payments may be limited.

We have debt obligations which require us to meet certain restrictions on business activity and debt covenants.

The Credit Agreement and the credit agreement for the 2010 Loans contain usual and customary covenants for financings of this type, including, among other things: (i) requirements to deliver financial statements, other reports and notices; (ii) restrictions on additional indebtedness; (iii) restrictions on dividends, distributions and redemptions of equity and repayment of subordinated indebtedness; (iv) restrictions on liens; (v) restrictions on making certain payments; (vi) restrictions on investments; (vii) restrictions on asset dispositions and other fundamental changes; and (viii) restrictions on transactions with affiliates.   In addition, the Credit Agreement contains certain financial covenants, including, among other things: (i) a maximum leverage ratio; (ii) a minimum fixed charge coverage ratio; (iii) a minimum amount of consolidated adjusted EBITDA; (iv) a minimum amount of liquidity; and (v) a maximum amount of capital expenditures. Without the permission of the Lenders, our ability to complete material acquisitions will be restricted.  A default on any of these restrictions and covenants will cause, in certain circumstances, the amounts due under such agreements to become due and payable upon demand.  If demand for payment is made under these circumstances and we do not have sufficient cash to repay the amounts due or are unable to reach a new arrangement with our lenders, we may become insolvent.

If we lose our net operating loss carryforward, our financial results will suffer.

As of July 31, 2010, our net operating loss carryforward for federal income tax purposes was approximately $76.1 million. Section 382 of the Internal Revenue Code contains rules that are designed to discourage persons from buying and selling the net operating losses of companies. These rules generally operate by focusing on ownership changes among stockholders owning directly or indirectly 5% or more of the common stock of a company or any change in ownership arising from a new issuance of stock by a company. In general, the rules limit the ability of a company to utilize net operating losses after a change of ownership of more than 50% of its common stock over a three-year period. While we have adopted a stockholders right plan designed to discourage ownership changes which would trigger the Section 382 limits, purchases of our class A common stock in amounts greater than specified levels could create an additional limitation on our ability to utilize our net operating losses to offset future tax liabilities thereby reducing net income and cash flow.

Our financial performance could cause future write-downs of goodwill or other intangible assets in future periods.

As of July 31, 2010, we had $34.5 million of goodwill and $15.9 million of other intangible assets on our balance sheet. In accordance with accounting standards, we are required to perform an annual impairment review of goodwill and other indefinite lived intangible assets which could result in non-cash impairment write-downs to goodwill or other intangible assets and reduce our reported net income.

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

If we are unable to obtain necessary future capital, our business will suffer. We may need to raise additional funds if competitive pressures or technological changes are greater than anticipated, if we are unable to increase revenue at anticipated rates, if our expenses increase significantly, if our customers delay payment of our receivables, if necessary to fund repayment of our debt, or if we identify a suitable acquisition candidate that requires a cash outlay in order to complete the transaction. We cannot assure you that any additional financing will be available on reasonable terms or at all. Raising additional funds in the future by issuing securities could adversely affect our stockholders and negatively impact our operating results. If we raise additional funds through the issuance of class A common stock or securities convertible into or exchangeable for class A common stock, the percentage ownership of our then-existing stockholders will decrease, and they may experience additional dilution. In addition, any convertible or exchangeable securities we might issue to raise capital may have rights, preferences and privileges more favorable to the holders than those of the class A common stock.

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

Under current SEC regulations pursuant to the Sarbanes-Oxley Act of 2002 (“SOX), we are required to prepare a report regarding internal controls over financial reporting. Because we are a smaller reporting company, the Dodd-Frank Act (signed into law on July 21, 2010) provides us with a permanent exemption from the Sarbanes-Oxley internal control audit requirements as long as we maintain that status.  For the fiscal year ended July 31, 2010, our costs of complying with SOX were approximately $150,000 for outside consulting services and are expected to remain the same in fiscal year 2011. We cannot give any assurance that our compliance costs will not exceed our expectations.

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

We believe that our services are “information services” under the Telecommunications Act of 1996 and existing precedent and, therefore, would not currently be subject to traditional U.S. telecommunication services regulation. However, while the FCC historically has refrained from extensive regulation of entities that provide service using the Internet or IP, it has recently begun to impose at least some regulatory paradigms on these services as they increasingly are used as substitutes for traditional communications services. For example, the FCC already has required certain providers of voice over Internet Protocol (“VoIP”) telephony to provide enhanced 911 capability to their customers and to accommodate requests by law enforcement to permit electronic surveillance. These requirements are likely to create additional costs. In addition, the FCC is currently considering whether to impose certain obligations on providers of Internet-based and IP-based services generally. These potential rules could include requirements to ensure access for disabled persons, contribute to universal service funds, and pay for using the public telephone network. Any of these requirements, if applicable to a given service, could increase the cost of providing that service. The FCC is also examining whether and how to differentiate among Internet-based and IP-based services to determine which services should be subject to particular regulatory obligations. It cannot be predicted whether these rules will be adopted and, if so, whether they would be applied to our non-voice services.

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

During the last 12 months, the market price of our class A common stock has been volatile, ranging from a low of $1.48 to a high of $2.70, and will likely fluctuate substantially in the future. The market price of our class A common stock may fluctuate in response to variations in our quarterly operating results, changes in our financial condition, and any acquisitions, dispositions and other corporate developments we undertake or experience. In addition, the securities markets and, in particular the technology stock market sector, have experienced significant price and volume fluctuations recently that have often been unrelated or disproportionate to the operating performance of particular companies. These broad fluctuations may adversely affect the market price of our class A common stock.

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

Our Board of Directors is authorized, without further stockholder approval, to determine the provisions of and to issue up to 4,891,577 shares of preferred stock. Issuance of preferred shares with rights to dividends and other distributions, voting rights or other rights superior to the class A common stock could be adverse to the holders of class A common stock. In addition, issuance of preferred shares could have the effect of delaying, deterring or preventing an unsolicited change in control of our company, or could impose various procedural and other requirements that could make it more difficult for holders of our class A common stock to effect certain corporate actions, including the replacement of incumbent directors and the completion of transactions opposed by the incumbent Board of Directors. The rights of the holders of our class A common stock would be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future.

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

Location	Description	Area (Sq. Ft.)	Lease Expiration
Norcross, GA	Office space	12,949	October 31, 2015

East Setauket, NY	Office space	8,900	April 30, 2014

New York, NY(1)	Office space	18,548	November 30, 2010

Norcross, GA	Office space	9,432	October 31, 2015

Piscataway, NJ	Office space	43,359	February 1, 2013

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

International. We lease approximately 11,000 square feet of office space in two locations in England under leases expiring in March 2015 and June 2017, with cancellation allowable in March 2011 and June 2012, respectively. We also from time to time lease executive or back office space in other international locations in Europe, Asia and the United Arab Emirates.  We have tele-housing and co-location agreements under short-term leases for our communications nodes around the world.

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

In June 2008, j2 Global Communications, Inc. (“j2”) brought a patent infringement lawsuit against us, alleging that we infringe upon three of j2's patents, U.S. Patent Nos. 6,597,688, 7,020,132 and 6,208,638 and seeking legal damages.  The case is pending in the U.S. District Court for the Central District of California and is currently in the discovery phase. We have denied infringing any of the j2 patents and have filed a counterclaim seeking a declaratory judgment that the j2 patents are invalid. The case is scheduled for trial in July 2011.

In connection with the termination of an agreement to sell the portal operations of our discontinued India.com business, one of our subsidiaries is party to pending litigation (India.com v. Dalal). Judgment was entered against the subsidiary in the amount of $1,482,347.  We are pursuing an appeal and expect a decision toward the end of 2010 or early 2011.

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

The outcome of litigation cannot be assured, and despite management’s views of the merits of any litigation, or the reasonableness of our estimates and reserves, our cash balances could nonetheless be materially affected by an adverse judgment.  In accordance with ASC.450, Contingencies, we believe we have adequately reserved for the contingencies arising from the above legal matters where an outcome was deemed to be probable and the loss amount could be reasonably estimated.  As such, we do not believe that the anticipated outcome of the aforementioned proceedings will have a materially adverse impact on our financial condition, cash flows or results of operations.

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

	Fiscal Year Ended July 31,
	2010		2009
	High	Low	High	Low
Class A common stock
First Quarter	$1.79	$1.51	$3.94	$1.35
Second Quarter	$1.97	$1.48	$2.22	$0.92
Third Quarter	$2.64	$1.85	$2.33	$1.55
Fourth Quarter	$2.70	$2.22	$1.99	$1.45

(b) Holders.

The closing price of our class A common stock as reported by the NASDAQ Capital Market on October 1, 2010 was $2.58. As of October 1, 2010, there were approximately 335 record holders of our class A common stock. Many of our shares of class A common stock are held by brokers and other institutions on behalf of stockholders and we are unable to estimate the number of these stockholders.

(c) Dividends.

We have not paid any cash dividends on our class A common stock and do not intend to declare or pay such dividends in the foreseeable future. The holders of the outstanding shares of our series C preferred stock are entitled to a 4% annual dividend payable in cash or in shares of class A common stock, at our option. These dividends are payable on January 1st of each year.  The holders of the outstanding shares of our series E preferred stock were entitled to a 10% dividend for year 1, 12% for year 2, 14% for year 3 and 16% for each year thereafter.  The series E preferred stock was redeemed on May 19, 2010 and the outstanding dividend at that time of $657,700 was paid.

(d) Securities Authorized for Issuance under Equity Compensation Plans.

The following table provides information regarding our current equity compensation plans as of July 31, 2010:

Equity Compensation Plan Information
	(a)	(b)	(c)
Plan Category	Shares of class A common stock to be issued upon exercise of outstanding options, warrants, rights and restricted stock (in thousands)	Weighted-average exercise price of outstanding options, warrants, rights and restricted stock	Shares of class A common stock remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (in thousands)
Equity compensation plans approved by security holders	4,609	$2.05	3,311

(e) Warrants Exercised.

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

During the 2010 fiscal year, 2,841,892 warrants with an exercise price of $.01 issued to York Capital were converted into class A common stock.  At the same time 640,344 warrants with an exercise price of $2.22 issued in the 2004 Private Placement expired in February 2010.  The fair market value of warrants issued for compensation and services has been recognized as an expense in the period in which the respective services were performed.

As of July 31, 2010, there were no outstanding warrants.

Item 6.	Select Financial Data - Not required for Smaller Reporting Companies

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Business Overview

We are a global provider of value added services that facilitate the electronic exchange of documents and information between enterprises, their trading communities and their customers.  We deliver our services through global IP networks, which host our applications on enterprise-class platforms that are comprised of server and network operations centers located worldwide.

Our core services include EDI services, fax services, telex services and other services that are integral to the movement of money, materials, products and people in the global economy including documents such as insurance claims, trade and travel confirmations, purchase orders, invoices, shipping notices and funds transfers that help our customers to be more efficient and mobile.  Our operations include two business segments defined as follows:

•	Supply Chain Messaging segment, which includes all our EDI and telex services.

•	On Demand Messaging segment, which includes all desktop and production messaging, DCM and workflow services.

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

Approximately 25% of our revenue comes from international operations.  Accordingly, our revenue can vary based on the performance of non-US economies and on the prevailing exchange rates of the relevant currencies (principally, the euro, the British pound and the Japanese yen) compared to the US dollar.

We have grown our business significantly through acquisitions in recent years.  We continue to seek to reap the benefits of those acquisitions through the integration and consolidation of operations and the cross-selling of services across the combined customer base.  The current economic climate may provide additional opportunities for consolidative or synergistic acquisitions.

Recent Developments

On October 21, 2010, we acquired the iSend and iNotify advanced messaging businesses from Premiere Global Services, Inc. (“PGI”) for $105 million in cash, through the purchase of PGI’s wholly-owned subsidiaries Xpedite Systems, LLC and Premiere Global Services (UK) Limited and certain related assets owned by PGI’s subsidiary Premiere Conferencing (Canada) Limited.  We paid for the acquisition with $5 million of cash on hand and a new credit facility consisting of $110 million term loan and a $20 million revolving loan, which also refinanced our existing credit facility indebtedness.

Critical Accounting Policies and Significant Use of Estimates in Financial Statements

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenue and expenses. The following list of critical accounting policies is not intended to be a comprehensive list of all of our accounting policies. Our significant accounting policies are more fully described in Note 2 of the Consolidated Financial Statements included elsewhere in this annual report. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP with no need for management’s judgment in their application. We consider certain accounting policies related to revenue recognition, valuation of acquired intangibles and impairment of long-lived assets, including goodwill, and income taxes to be critical policies due to the estimation process involved in each. Management discusses its estimates and judgments with the Audit Committee of our Board of Directors.

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

Impairment of Long-lived Assets

At the end of the second quarter of fiscal 2009 we determined that certain intangible assets and goodwill were partially impaired.  As a result of this interim test work, we recorded an impairment write-down of approximately $69,000 on internally developed systems and approximately $318,000 on purchased customer relationships. In addition, we also recorded an impairment write-down of approximately $3.9 million in goodwill.  The total aggregate non-cash impairment write-down of approximately $4.2 million relates to the remaining unamortized values given these intangibles from past acquisitions, all of them related to managed EDI services in the Supply Chain Messaging segment.  These services were weighted toward the retail sector of the economy, which has experienced a serious downturn in revenue resulting in reduced transaction volumes as well as the bankruptcies of multiple customers.  While no single customer bankruptcy was material, the fair value test as measured by future estimated cash flows could not support the current valuations of these intangibles on our balance sheet.  There have not been any additional indicators of impairment and we have determined that no additional impairment was necessary in fiscal year 2010.

Stock-based Compensation

We account for stock-based compensation in accordance with accounting standards regarding share based payments.  Under the fair value recognition principles of these standards, share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the applicable vesting period of the stock award (generally three years) using the straight-line method.  Stock based compensation was $896,000 and $934,000 in the fiscal years ending July 31, 2010 and 2009, respectively.

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

EasyLink has net operating loss (“NOL”) carryforwards for tax purposes of approximately $76.1 million as of July 31, 2010.  These NOL carryforwards expire from 2019 to 2025. The Internal Revenue Code and Income Tax Regulations contain provisions which limit the use of available NOL carryforwards in any given year should significant changes (greater than 50%) in ownership interests occur. Our annual NOL carryforward limitations are $5.4 million.

Due to a 100% ownership change of Research Triangle Commerce, Inc. in November 2000, the acquired net operating loss of approximately $6.5 million incurred prior to the ownership change is subject to an annual limitation of approximately $1.1 million until that portion of the net operating loss is utilized or expires.  Additionally, this transaction created an ownership change for the Company as defined by Section 382 of the Internal Revenue Code.  As such, its net operating loss of approximately $49.4 million incurred prior to the ownership change is subject to an annual limitation of approximately $2.8 million until that portion of the net operating loss is utilized or expires.

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

Due to the NOL carryforwards, we do not expect to make material cash outlays for US federal and state taxes during the next twelve months.  During the 2010 fiscal year, we released approximately $12 million of the previously recorded valuation allowance for a portion of the NOL carryforwards.

We adopted the provisions of ASC 740, Income Taxes, on August 1, 2007.  Among other things, ASC 740 requires application of a “more likely than not” threshold to the recognition and derecognition of tax positions.  It further requires that a change in judgment related to prior years’ tax positions be recognized in the quarter of such change.

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

Beneficial Conversion Feature, Value of Warrants and Accretive Interest Expense

Under GAAP, a beneficial conversion feature is required to be recognized on the date that a convertible instrument becomes convertible into equity shares and the fair market value of those equity shares exceeds the conversion price under the convertible instrument.  In addition, a separate fair market value as determined by the Black-Scholes option-pricing model is to be applied to detachable warrants issued in conjunction with debt financings. These amounts are recorded as a reduction in the face value of the issued convertible or debt instrument with an offset going to additional paid-in-capital.  This reduction accretes through the profit and loss statement as interest expense using the interest rate method over the life of the convertible debt instrument.  We recognized approximately $22.5 million in reduction to the York notes on issuance as a result of these GAAP treatments. $13.2 million of the amounts recorded under the GAAP treatment in respect of the convertible notes issued during the fiscal year 2008 had been accreted through May 19, 2009.  Due to the extinguishment of these convertible notes on May 19, 2009, $3.2 million representing the value of the warrants has been reversed through additional paid-in-capital with the remaining beneficial conversion feature of $6.1 million accreted from the balance sheet by expensing it through the income statement as part of the loss on extinguishment in fiscal year 2009.

Accounts Receivable and Allowance For Doubtful Accounts

Accounts receivable represent trade receivables billed to customers in arrears on a monthly basis. Receivables are recorded in the period that the related revenues are earned and are generally collected within 45 to 60 days. Accounts receivable are stated at the amount management expects to collect from outstanding balances. Management provides for estimated uncollectible amounts through an allowance for doubtful accounts and an allowance for sales returns and allowances. The allowance for doubtful accounts results in a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts. Balances that are still outstanding after management has performed reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. The allowance for sales returns and allowances is recorded as a reduction of total revenue and a credit to the allowance account based on specific review of account balances. Credit is granted to customers without requiring collateral. The amount of accounting loss for which we are at risk in these unsecured accounts receivable is limited to their carrying value.  The net carrying values of accounts receivable were $11.5 million as of July 31, 2010 and 2009.  Inclusive in the values were allowance for doubtful accounts of $1.7 million and $1.5 million, respectively.  In addition, the bad debt expense for the fiscal years 2010 and 2009 was $0.8 million and $1.0 million, respectively.

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

Fiscal Year Ended July 31, 2010 Compared with Fiscal Year Ended July 31, 2009

Results of Operations - Consolidated

The following table reflects consolidated operating data by reported segment. All significant inter-segment and inter-company activities have been eliminated.

	Fiscal Year Ended July 31,
	2010	2009	Variance
Revenue:
Supply Chain Messaging
EDI Services	$32,840,265	$33,307,614	$(467,349)
Telex Services	7,847,536	9,604,200	(1,756,664)
Total Supply Chain Messaging	40,687,801	42,911,814	(2,224,013)

On Demand Messaging
Fax Services	33,253,146	34,085,214	(832,068)
DCM Services	1,990,173	2,522,155	(531,982)
Other Services	5,512,092	5,846,755	(334,663)
Total On Demand Messaging	40,755,411	42,454,124	(1,698,713)

Total Revenue:	81,443,212	85,365,938	(3,922,726)

Cost of Revenue:
Supply Chain Messaging	10,252,111	12,152,752	(1,900,641)
On Demand Messaging	12,296,838	13,419,080	(1,122,242)
	22,548,949	25,571,832	(3,022,883)
Gross Profit:
Supply Chain Messaging	30,435,689	30,759,062	(323,373)
On Demand Messaging	28,458,573	29,035,044	(576,471)
	58,894,262	59,794,106	(899,844)

Product Development and Enhancement	7,274,916	7,514,871	(239,955)
Selling and Marketing	12,560,136	13,289,886	(729,750)
General and Administrative	27,822,293	29,520,309	(1,698,016)
Goodwill & Intangible Impairment	—	4,245,914	(4,245,914)
	47,657,345	54,570,980	(6,913,635)

Other (expense) income	(1,345,502)	(17,023,397)	15,677,895

Income (loss) before income taxes	$9,891,415	$(11,800,271)	$21,691,686

Revenue

Total revenue for the year ended July 31, 2010, was $81.4 million, a decrease of $3.9 million or 4.6% as compared to the year ended July 31, 2009.  Revenue from US-based and international customers was $61.2 million and $20.2 million, respectively. The majority of the international billings are denominated in the Great Britain Pound Sterling (“GBP”).  The decrease in the value of the GBP and other foreign currencies was minimal from the 2009 fiscal year to the 2010 fiscal year.  The decrease in revenue of $3.9 million resulted from a combination of reduced transaction volumes, downward price renegotiations and the bankruptcies or reorganizations of our customers due to the deterioration of the world economy that began the first quarter of our 2009 fiscal year.

The Supply Chain Messaging segment decreased $2.2 million or 5.2% from the year ended July 31, 2009 as compared to the year ended July 31, 2010. This decrease was due to the decline in a combination of reduced transaction volumes, downward price renegotiations and the bankruptcies or reorganizations of our customers.  The Supply Chain Messaging segment comprised approximately 50% of our revenue during the 2010 fiscal year.

The On Demand Messaging segment decreased $1.7 million or 4.0% from the year ended July 31, 2009 as compared to the year ended July 31, 2010.  This decrease resulted from a combination of reduced transaction volumes, downward price renegotiations and the bankruptcies or reorganizations of our customers.  The On Demand Messaging segment comprised approximately 50% of our revenue during the 2010 fiscal year.

We expect continued downward pressure on our revenue as our customers continue to weather the current economic climate.  We are unable to predict when our customers’ demand for our services will begin to grow our revenue again or at what pace revenue will grow.

Cost of Revenue

Total cost of revenue decreased approximately $3 million or 11.8% for the year ended July 31, 2010, as compared to the year ended July 31, 2009.  The reductions were due mainly to approximately $1.6 million in reduced labor and related expenses (a 21.9% decrease), approximately $487,000 in reduced telecom costs (a 4.0% decrease), approximately $369,000 in reduced equipment expense (a 26.6 % decrease), approximately $279,000 in reduced building related expenses (a 26.2% decrease), and approximately $168,000 in reduced travel and other costs (a 41.3% decrease).  All of the reductions are a result of management’s continued efforts to streamline operations and reduce costs.  We expect to seek opportunities to reduce our cost of revenue.

Product Development

Product development costs decreased approximately $240,000 or 3.2% for the year ended July 31, 2010, as compared to year ended July 31, 2009. These decreased costs consisted mainly of a decrease in telecom expense of approximately $139,000 (a 100% decrease) a decrease of approximately $75,000 in maintenance expense (a 93.6% decrease), a decrease of  approximately $114,000 in building related expenses (an 87.4% decrease), a decrease of  approximately $95,000 in travel related expenses (a 69.7% decrease), and a decrease of approximately $64,000 for outside professionals and consultants  (a 47.9% reduction). The decreases were part of our restructuring during the previous quarters for which benefits are now being realized.  The decreases were offset by an increase of approximately $246,000 in salary and benefit expenses (a 3.7% increase).

Selling and Marketing

Selling and marketing expenses decreased approximately $730,000 or 5.5% for the year ended July 31, 2010, as compared to the year ended July 31, 2009. These decreased costs consisted mainly of a decrease of approximately $609,000 in outside professional services (a 21.7% reduction), an approximate decrease of $150,000 in travel related costs (a 16.5% decrease), and an approximate decrease of $107,000  in salary and benefit costs (a 1.2% decrease).  The decreases were a result of head count reduction, an increased use of telecommunications for customer contact and lower third party commissions as a result of the decline in revenue. The reductions were partially offset by an increase in lead generation and web marketing expenses of approximately $142,000 (a 37.4% increase).

General and Administrative and Intangible Impairment

 General and administrative and intangible impairment expenses decreased approximately $5.9 million or 17.6% for the year ended July 31, 2010, as compared to the year ended July 31, 2009. The reduction in expense was attributed to an approximate $1.5 million charge in the fiscal year 2009 for professional fees related to the due diligence of an acquisition that did not occur, a reduction of compensation and benefits of approximately $1.4 million (a 12.7% decrease) due to organizational restructuring, the reduction of bad debt expense of approximately $205,000 (a 20.5% decrease) due to increased collection efforts, an approximate $72,000 decrease (a 7.3% decrease) in equipment expense and  an impairment of intangible assets in fiscal year 2009 of approximately $4.2 million which, in turn, caused a decrease of continued amortization expense of approximately $500,000.  These decreases are partially offset by an approximate $67,000 increase (a 2.5% increase) in building related expenses due to increases in telecommunication related expenses and approximately $1.2 million increase (a 45.9% increase) in other outside professional services that mainly resulted from a $1.1 million accrual for a judgment related to the Dalal litigation, previously discussed in Item 3 Legal Proceedings.

Other Expense

Other expenses for the year ended July 31, 2010 consist mainly of net interest expense of approximately $1.6 million which included approximately $1.1 million in net cash interest expense and approximately $535,000 in non-cash interest expense from the amortization of the discount on our Term Loan.  Interest expenses for the year ended July 31, 2010 decreased approximately $9.5 million from the year ended July 31, 2009, due mainly to the reduction of $5.9 million in non-cash interest expensed in fiscal 2009 from the refinancing of the debt and a $1.7 million early payment penalty recorded as interest expense that was paid as a result of the Company making an early payment on the previous outstanding debt.  An additional $1.9 million of interest expense was recognized in 2009 due to the higher balance on the outstanding debt as well as a higher interest rate at July 31, 2009 on the outstanding debt as compared to the existing Term Note balance and interest rate at July 31, 2010.  In addition to the changes in interest expense, there was a $5.5 million loss on extinguishment of debt recorded for the year ended July 31, 2009.  The decreases in other expense were partially offset by an increase of approximately $104,000 of foreign exchange gains during the year ended July 31, 2010.

Liquidity and Capital Resources

Our principal source of liquidity consists of cash generated from operations. As the majority of our revenue is reoccurring under contract, it is primarily affected by the volumes incurred by the customer using the underlying messaging service. Operating expenses are primarily driven by labor and telecom costs which are directly tied to customer utilization of messaging services. Cash and cash equivalents increased approximately $9.5 million to a total balance of approximately $20.5 million as of July 31, 2010 from approximately $11.0 million as of July 31, 2009. This increase in cash was primarily caused by approximately $21.0 million in operating cash flow. These cash flows were partially offset by approximately $1.1 million in investing cash flow for the purchase of computer equipment, $6.6 million for the redemption of preferred stock and $2.6 million for net payments under our borrowing agreements.

Our liquidity will be affected by the three year Term Loan that calls for quarterly principal payments of approximately $3.1 million.  Borrowings under the Term Loan bear interest, at our election, at a rate tied to one of the following rates, in each case plus a specified margin: (i) the higher of (1) the prime lending rate of SunTrust Bank, the administrative agent for the Lenders, (2) the U.S. Federal Funds Rate plus 0.5%, and (3) adjusted one-month LIBOR plus 1.0%; (ii) adjusted LIBOR for the interest period of such borrowing; and (iii) a LIBOR index rate. The interest margin for each such type of borrowing varies from 2.50% to 4.50%, depending on our consolidated leverage ratio at the time of such borrowing.  The interest rate on the Term Loan as of July 31, 2010 was 3.85%.

On May 19, 2010, we used the proceeds of $5 million from the Commitment Increase Amendment with our current Lenders plus approximately $2.2 million of its cash on hand to redeem all of our outstanding series E Preferred stock held by York Capital including accrued dividends.

In connection with our October 21, 2010, acquisition of the iSend and iNotify advanced messaging business from PGI and the related refinancing of our existing credit facility indebtedness, we established a new credit facility consisting of a $110 million term loan and a $20 million revolving loan (the “2010 Loans”).  The 2010 Loans call for quarterly payments, with the first payment due on January 31, 2011, of $4,125,000 with interest and a final balloon payment in 2014, which may affect our future liquidity.

We had a days sales outstanding (“DSO”) of 52.1 and 50.9 for the years ended July 31, 2010 and July 31, 2009, respectively.  This increase of 1.2 days was mainly attributable to delays in collections by our UK operating group.  We consider our DSO to be within the industry norm and do not see any trends that will negatively affect our future liquidity.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).  Controls and Procedures

Disclosure Controls and Procedures

ESIC management has established and maintained disclosure controls and procedures as defined in Exchange Act Rules  13a-15(e) and 15d-15(e) that are designed to provide reasonable assurance that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized, reported and is accumulated and communicated to the Chief Executive Officer and Chief Financial Officer, as appropriate, by others within the entity to allow timely decisions regarding required disclosure.  Our management including the Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the disclosure controls and procedures and, based on this evaluation, have concluded that disclosure controls and procedures were effective at a reasonable assurance level as of the end of the period covered by the report.

Internal Control over Financial Reporting

ESIC Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) and for the assessment of the effectiveness of internal control over financial reporting. A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. ESIC’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of ESIC’s assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of ESIC are being made only in accordance with authorizations of ESIC’s management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of ESIC’s assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any assessment of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and the risk that the degree of compliance with the policies or procedures may deteriorate.

Our management, including our Chief Executive Officer and Chief Financial Officer performed an assessment of the effectiveness of our internal control over financial reporting as of July 31, 2010 using the criteria set forth in the Internal Control-Integrated Framework promulgated by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting is effective and provides reasonable assurance regarding the reliability of ESIC’s financial reporting and the preparation of its financial statements as of July 31, 2010 in accordance with generally accepted accounting principles. Further, management has not identified any material weaknesses in internal control over financial reporting as of July 31, 2010.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to the Dodd-Frank Act (signed into law on July 21, 2010) that currently provided the Company an exemption from the Sarbanes-Oxley internal control audit requirements.

Changes in Internal Control over Financial Reporting

We continually review our disclosure controls and procedures and make changes, as necessary, to ensure the quality of their financial reporting.  There were no changes in our internal control over financial reporting during the fourth quarter ended July 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference from the information contained in our Proxy Statement for the Annual Meeting of Stockholders to be filed within 120 days after our fiscal year ended July 31, 2010.

Item 11.  Executive Compensation

The information required by this item is incorporated by reference from the information contained in our Proxy Statement for the Annual Meeting of Stockholders to be filed within 120 days after our fiscal year ended July 31, 2010.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference from the information contained in our Proxy Statement for the Annual Meeting of Stockholders to be filed within 120 days after our fiscal year ended July 31, 2010. See also “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Securities Authorized for Issuance Under Equity Compensation Plans.”

Item 13.  Certain Relationships and Related Transactions and Director Independence

The information required by this item is incorporated by reference from the information contained in our Proxy Statement for the Annual Meeting of Stockholders to be filed within 120 days after our fiscal year ended July 31, 2010.

Item 14.  Principal Accountant Fees and Services

The information required by this item is incorporated by reference from the information contained in our Proxy Statement for the Annual Meeting of Stockholders to be filed within 120 days after our fiscal year ended July 31, 2010.

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

4.3
Specimen Form of Rights Certificate for Series F Junior Participating Preferred Stock of EasyLink Services International Corporation (Incorporated by reference to Exhibit B to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 000-24996), dated August 25, 2009, as filed with the Securities and Exchange Commission on August 31, 2009).

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

4.6
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

Exhibit No.	Description

4.8
Form of Registration Rights Agreement, dated as of April 20, 2004, by and among the Company and the purchasers named therein (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 000-24996), dated April 20, 2004, as filed with the Securities and Exchange Commission on April 20, 2004).

4.9
Form of Registration Rights Undertaking, dated as of June 22, 2004, by the Company in favor of the shareholders of Electronic Commerce Systems, Inc. (Incorporated by reference to Exhibit 4.12 to the Company’s Current Report on Form 8-K (File No. 000-24996), dated June 22, 2004, as filed with the Securities and Exchange Commission on June 22, 2004).

4.10
Registration Rights Agreement, dated May 9, 2006, by and among the Company and Crossbow Venture Partners, LP (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-24996), dated May 9, 2006, as filed with the Securities and Exchange Commission on May 12, 2006).

4.11
Securities Purchase Agreement, dated as of May 3, 2007, by and among the Company and the Purchasers identified on the signature pages thereto (Incorporated by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K (File No. 000-24996), dated May 3, 2007, as filed with the Securities and Exchange Commission on May 9, 2007).

4.12
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

4.16
Amendment to Securities Purchase Agreement, dated as of August 20, 2007, by and among the Company and the Purchasers identified on the signature pages thereto (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K/A (File No. 000-24996), dated August 21, 2007, as filed with the Securities and Exchange Commission on December 4, 2007).

4.17
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

Exhibit No.	Description

4.18
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

4.19
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

4.20
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

Exhibit No.	Description

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

Exhibit No.	Description

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

10.26
Form of Term Note (Incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K (File No. 000-24996), dated May 19, 2009, as filed with the Securities and Exchange Commission on May 21, 2009).

Exhibit No.	Description

10.27
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

10.31
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

10.33
Commitment Increase Amendment to Revolving Credit and Term Loan Agreement, dated as of May 19, 2010, among EasyLink Services International Corporation, as Borrower, the Lenders from time to time party thereto and SunTrust Bank, as Administrative Agent (Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K (File No. 000-34996), dated May 19, 2010, as filed with the Securities and Exchange Commission on May 24, 2010).

10.34
Form of Amended and Restated Term Notes, dated May 19, 2010 (Incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K (File No. 000-34996), dated May 19, 2010, as filed with the Securities and Exchange Commission on May 24, 2010).

10.35
Second Amended and Restated Employment Agreement between EasyLink Services International Corporation and Thomas J. Stallings, dated September 28, 2009 (Confidential Treatment has been requested with respect to portions of this Exhibit. The omitted portions of this Exhibit were filed separately with the SEC.)  .)  (Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K (File No. 001-34446), dated September 28, 2009, as filed with the Securities and Exchange Commission on October 2, 2009).

Exhibit No.	Description

10.36
Amended No. 1 to Second Amended and Restated Employment Agreement between EasyLink Services International Corporation and Thomas J. Stallings, dated August 27, 2010) (Confidential Treatment has been requested with respect to portions of this Exhibit. The omitted portions of this Exhibit were filed separately with the SEC.)  (Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K (File No. 001-34446), dated August 27, 2010, as filed with the Securities and Exchange Commission on September 2, 2010).

10.37
Second Amended and Restated Employment Agreement between EasyLink Services International Corporation and Glen E. Shipley, dated September 28, 2009 (Confidential Treatment has been requested with respect to portions of this Exhibit. The omitted portions of this Exhibit were filed separately with the SEC.)  (Incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K (File No. 001-34446), dated September 28, 2009, as filed with the Securities and Exchange Commission on October 2, 2009).

10.38
Amended No. 1 to Second Amended and Restated Employment Agreement between EasyLink Services International Corporation and Glen E. Shipley, dated August 27, 2010) (Confidential Treatment has been requested with respect to portions of this Exhibit. The omitted portions of this Exhibit were filed separately with the SEC.)  (Incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K (File No. 001-34446), dated August 27, 2010, as filed with the Securities and Exchange Commission on September 2, 2010).

10.39
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

10.40
Amended No. 1 to Second Amended and Restated Employment Agreement between EasyLink Services International Corporation and Terri Deuel, dated August 27, 2010) (Confidential Treatment has been requested with respect to portions of this Exhibit. The omitted portions of this Exhibit were filed separately with the SEC.)  (Incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 8-K (File No. 001-34446), dated August 27, 2010, as filed with the Securities and Exchange Commission on September 2, 2010).

10.41
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

10.42
Amended No. 1 to Second Amended and Restated Employment Agreement between EasyLink Services International Corporation and Kevin R. Maloney, dated August 27, 2010) (Confidential Treatment has been requested with respect to portions of this Exhibit. The omitted portions of this Exhibit were filed separately with the SEC.)  (Incorporated by reference to Exhibit 10.4 to the Company’s Report on Form 8-K (File No. 001-34446), dated August 27, 2010, as filed with the Securities and Exchange Commission on September 2, 2010).

Exhibit No.	Description

10.43
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

10.44
Amended No. 1 to Amended and Restated Employment Agreement between EasyLink Services International Corporation and Chris A. Parker, dated August 27, 2010) (Confidential Treatment has been requested with respect to portions of this Exhibit. The omitted portions of this Exhibit were filed separately with the SEC.)  (Incorporated by reference to Exhibit 10.5 to the Company’s Report on Form 8-K (File No. 001-34446), dated August 27, 2010, as filed with the Securities and Exchange Commission on September 2, 2010).

10.45
Securities and Asset Purchase Agreement, dated as of October 21, 2010, among Premiere Global Services, Inc., Xpedite Systems Holdings (UK) Limited, Premiere Conferencing (Canada) Limited, Xpedite Systems, LLC and EasyLink Services International Corporation (Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K (File No. 001-34446), dated October 21, 2010, as filed with the Securities and Exchange Commission on October 22, 2010).

10.46
Bill of Sale, Assignment and Assumption Agreement, dated as of October 21, 2010, by and between Premiere Conferencing (Canada) Limited and EasyLink Services International Corporation (Incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K (File No. 001-34446), dated October 21, 2010, as filed with the Securities and Exchange Commission on October 22, 2010).

10.47
Revolving Credit and Term Loan Agreement, dated as of October 21, 2010, among EasyLink Services International Corporation, as Borrower, the Lenders from time to time party thereto, SunTrust Bank, as Administrative Agent, Fifth Third Bank, as Syndication Agent, Bank of North Georgia, as co-Documentation Agent and The PrivateBank & Trust Company, as co-Documentation Agent (Incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 8-K (File No. 001-34446), dated October 21, 2010, as filed with the Securities and Exchange Commission on October 22, 2010).

10.48
Form of Term Note (Incorporated by reference to Exhibit 10.4 to the Company’s Report on Form 8-K (File No. 001-34446), dated October 21, 2010, as filed with the Securities and Exchange Commission on October 22, 2010).

10.49
Form of Revolving Credit Note (Incorporated by reference to Exhibit 10.5 to the Company’s Report on Form 8-K (File No. 001-34446), dated October 21, 2010, as filed with the Securities and Exchange Commission on October 22, 2010).

10.50
Form of Swingline Note (Incorporated by reference to Exhibit 10.6 to the Company’s Report on Form 8-K (File No. 001-34446), dated October 21, 2010, as filed with the Securities and Exchange Commission on October 22, 2010).

10.51
Subsidiary Guaranty Agreement, dated as of October 21, 2010, by and among EasyLink Services International Corporation, as Borrower, each of its subsidiaries signatory thereto and SunTrust Bank, as Administrative Agent for the Lenders (Incorporated by reference to Exhibit 10.7 to the Company’s Report on Form 8-K (File No. 001-34446), dated October 21, 2010, as filed with the Securities and Exchange Commission on October 22, 2010).

Exhibit No.	Description

10.52
Security Agreement, dated as of October 21, 2010, among EasyLink Services International Corporation, as Borrower, each of its subsidiaries signatory thereto, each of its subsidiaries that thereafter becomes a party thereto, and SunTrust Bank, as Administrative Agent for the Lenders (Incorporated by reference to Exhibit 10.8 to the Company’s Report on Form 8-K (File No. 001-34446), dated October 21, 2010, as filed with the Securities and Exchange Commission on October 22, 2010).

10.53
Stock Pledge Agreement, dated as of October 21, 2010, by EasyLink Services International Corporation, as Borrower, and each of its subsidiaries signatory thereto, in favor of SunTrust Bank, as Administrative Agent for the Lenders (Incorporated by reference to Exhibit 10.9 to the Company’s Report on Form 8-K (File No. 001-34446), dated October 21, 2010, as filed with the Securities and Exchange Commission on October 22, 2010).

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

21.1	List of Subsidiaries.

23.1	Consent of Friedman LLP.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of EasyLink Services International Corporation
Norcross, Georgia

We have audited the accompanying consolidated balance sheets of EasyLink Services International Corporation and subsidiaries (the “Company”) as of July 31, 2010 and July 31, 2009, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income (loss), and cash flows for each of the two years in the period ended July 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EasyLink Services International Corporation and subsidiaries as of July 31, 2010 and July 31, 2009, and the results of its operations and its cash flows for each of the two years in the period ended July 31, 2010, in conformity with U.S. generally accepted accounting principles.

/s/ Friedman LLP

East Hanover, New Jersey
October 27, 2010

EASYLINK SERVICES INTERNATIONAL CORPORATION

Consolidated Balance Sheets

	As of July 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$20,474,709	$10,972,365
Accounts receivable, net of allowance for doubtful accounts and allowance for sales returns and allowances of $1,662,502 and $1,461,368 respectively	11,480,688	11,508,674
Prepaid expenses and other current assets	1,865,013	2,766,360
Deferred tax asset	6,597,983	1,069,499
Total current assets	40,418,393	26,316,898

Property and equipment, net	5,521,146	8,230,843
Goodwill	34,454,935	34,840,654
Other intangible assets, net	15,874,281	21,406,880
Deferred tax asset, net of valuation allowance	7,588,257	4,887,272
Other assets	629,261	634,156
Total assets	$104,486,273	$96,316,703

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,310,168	$3,044,378
Notes payable	15,257,852	9,495,374
Accrued expenses	8,740,386	6,644,665
Deferred revenue and other current liabilities	1,497,174	1,847,336

Total current liabilities	27,805,580	21,031,753

Note payable, long term	9,684,263	17,512,034
Other liabilities	285,017	553,762

Total liabilities	37,774,860	39,097,549

Commitments and contingencies

Stockholders’ Equity:
Preferred stock - 5,000,000 shares authorized, including 5,000 shares of series C and 10,000 of series E:
Series C Preferred Stock - par value $.01 per share, 44.76 votes per share; 5,000 shares issued and outstanding in 2010 and 2009 (liquidation value of $5,116,164 in 2010 and 2009)	50	50
Series E Preferred Stock - par value $.01 per share; 6,577 shares issued and outstanding in 2009 (liquidation value of $6,710,342)	—	66
Common stock:
Class A - par value $.01 per share, 300,000,000 shares authorized, one vote per share; 30,255,293 and 27,261,193 shares issued in 2010 and 2009	302,553	272,612

Additional paid-in capital	132,798,748	138,463,290
Treasury stock, 1,000,000 shares in 2010 and 2009 at cost	(2,122,288)	(2,122,288)
Accumulated other comprehensive loss	(5,796,782)	(4,442,091)
Accumulated deficit	(58,470,868)	(74,952,485)

Total stockholders’ equity	66,711,413	57,219,154

Total liabilities and stockholders’ equity	$104,486,273	$96,316,703

See notes to consolidated financial statements.

EASYLINK SERVICES INTERNATIONAL CORPORATION

Consolidated Statements of Operations

	Year Ended July 31,
	2010	2009

Service revenues, net	$81,443,212	$85,365,938

Cost of services	22,548,950	25,571,832
Gross profit	58,894,262	59,794,106

Operating expenses:
Product development and enhancement	7,274,916	7,514,871
Selling and marketing	12,560,136	13,289,886
General and administrative	27,822,293	29,520,309
Goodwill and Intangible impairment	—	4,245,914

Operating income	11,236,917	5,223,126

Other income (expense):
Interest and investment income	28,242	170,989
Interest expense	(1,641,878)	(11,136,904)
Foreign exchange gain/(loss)	105,112	(101,404)
Loss on extinguishment of debt	—	(5,502,319)
Other income (expense)	163,022	(453,759)
	(1,345,502)	(17,023,397)

Income (loss) before income taxes	9,891,415	(11,800,271)

Benefit for income taxes	(7,202,012)	(621,135)

Net income (loss)	17,093,427	(11,179,136)

Dividends on preferred stock	(724,358)	(333,113)
Accretion of Series E preferred stock discount	(611,810)	—

Net income (loss) attributable to common stockholders	$15,757,259	$(11,512,249)

Basic income (loss) per common share	$0.57	$(0.46)

Diluted income (loss) per common share	$0.53	$(0.46)

Anti-dilutive stock options, restrictive stock, warrants, and Series C preferred stock	3,363,585	7,319,041

Weighted average number of common shares outstanding – basic	27,715,987	24,807,570

Weighted average number of common shares outstanding – diluted	29,652,718	24,807,570

See notes to consolidated financial statements.

EASYLINK SERVICES INTERNATIONAL CORPORATION
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income\(Loss)
	Preferred Stock						Common Stock				Additional	Accumulated Other		Total
	Series C		Series D		Series E		Class A		Treasury Stock		Paid-in	Comprehensive	Accumulated	Stockholders
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance – July 31, 2008	5,000	$50	-	$-	-	$-	25,125,088	$251,251	(109,250)	$(303,325)	$125,457,794	$(1,063,266)	$(63,738,744)	$60,603,760
Foreign currency translation adjustments												(3,383,369)		(3,383,369)
Change in value of stock investments												4,544		4,544
Net loss													(11,179,136)	(11,179,136)
Total Comprehensive loss														(14,557,961)
Accrued dividends on preferred stock											(298,507)		(34,605)	(333,112)
Stock based compensation–											601,259			601,259
Forfeiture of cash related to options issued in acquisition of RTCI											547			547
Equity issued in connection with Debt Extinguishment					6,577	66	1,980,426	19,804			12,363,300			12,383,170
Issuance of restricted stock for compensation							150,429	1,504			330,970			332,474
Repurchase of common stock									(890,750)	$(1,818,963)				(1,818,963)
Proceeds from exercise of employee stock options including income tax benefits							5,250	53			7,927			7,980
Balance – July 31, 2009	5,000	$50	-	$-	6,577	$66	27,261,193	$272,612	(1,000,000)	$(2,122,288)	$138,463,290	$(4,442,091)	$(74,952,485)	$57,219,154

EASYLINK SERVICES INTERNATIONAL CORPORATION
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income\(Loss)
	Preferred Stock						Common Stock				Additional	Accumulated Other		Total
	Series C		Series D		Series E		Class A		Treasury Stock		Paid-in	Comprehensive	Accumulated	Stockholders
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance – July 31, 2009	5,000	$50	-	$-	6,577	$66	27,261,193	$272,612	(1,000,000)	$(2,122,288)	$138,463,290	$(4,442,091)	$(74,952,485)	$57,219,154
Foreign currency translation adjustments												(1,354,691)		(1,354,691)
Net Income													17,093,427	17,093,427
Total Comprehensive Income														15,738,736
Accrued dividends on preferred stock											(724,358)			(724,358)
Amortization of preferred stock discount											611,810		(611,810)	—
Stock based compensation–											895,657			895,657
Forfeiture of cash related to options issued in acquisition of RTCI											912			912
Redemption of Series E Preferred Stock					(6,577)	(66)			`		(6,576,934)			(6,577,000)
Issuance of restricted stock for compensation							40,234	402			(8,051)			(7,649)
Proceeds from exercise of warrants							2,826,961	28,270			(28,270)			—
Proceeds from exercise of employee stock options including income tax benefits							126,905	1,269			164,692			165,961
Balance – July 31, 2010	5,000	$50	-	$-	-	$-	30,255,293	$302,553	(1,000,000)	$(2,122,288)	$132,798,748	$(5,796,782)	$(58,470,868)	$66,711,413

EASYLINK SERVICES INTERNATIONAL CORPORATION

Consolidated Statements of Cash Flows
	Year Ended July 31,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$17,093,427	$(11,179,136)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Depreciation and amortization	8,056,870	8,429,060
Bad debt expense	794,901	999,391
Amortization of discount and other non-cash interest expense	535,329	11,919,401
Loss on disposal of fixed assets	144,075	84,787
Goodwill and intangible asset impairment	—	4,245,914
Change in valuation reserve	(12,604,271)	2,598,747
Non-cash charges for equity instruments issued for compensation and services	1,053,970	933,734
Changes in assets and liabilities:
Accounts receivable	(887,016)	683,734
Prepaid expenses and other assets	5,773,435	(3,394,953)
Accounts payable	(396,170)	357,402
Accrued expenses	2,372,702	(3,546,249)
Deferred revenue and other current liabilities	(770,856)	(224,028)
Other long term liabilities	(407,703)	(420,570)

Net cash provided by operating activities	20,758,693	11,487,234

Cash flows from investing activities:
Payment for purchase of acquisitions, net of cash acquired	—	(625,000)
Purchases of property and equipment	(1,090,113)	(2,956,543)
Sale of business	—	788,491
Net cash from investment	909	54,449

Net cash used in investing activities	(1,089,204)	(2,738,603)

Cash flows from financing activities:
Net borrowings from issuance of notes payable	5,000,000	30,000,000
Payments of notes payable and debt extinguishment	(7,600,688)	(57,078,533)
Proceeds from exercises of employee stock options and restricted stock	(6,576,934)	7,980
Purchase of treasury stock	—	(1,818,963)
Payment of dividends on Preferred Stock	(857,700)	(200,000)

Net cash used in financing activities	(10,035,322)	(29,089,516)

Effect of foreign exchange rates on cash and cash equivalents	(131,823)	(777,755)
Net increase (decrease) in cash and cash equivalents	9,502,344	(21,118,640)
Cash and cash equivalents, beginning of year	10,972,365	32,091,005

Cash and cash equivalents, end of year	$20,474,709	$10,972,365

Supplemental disclosure of cash flow information:
Cash paid for interest	$796,230	$6,467,457
Cash paid for income taxes	$745,441	$1,111,434

See notes to consolidated financial statements.

EASYLINK SERVICES INTERNATIONAL CORPORATION

Notes to Consolidated Financial Statements

1.           ORGANIZATION AND NATURE OF BUSINESS

EasyLink Services International Corporation (“ESIC”) is a Delaware corporation founded in 1991. Prior to the merger with EasyLink Services Corporation (“ESC”) in August 2007, the Company was known as Internet Commerce Corporation.  ESIC is a global provider of value added services that facilitate the electronic exchange of documents and information between enterprises, their trading communities and their customers. The Company delivers a majority of its services through global Internet Protocol (“IP”) networks, which host its applications on enterprise-class platforms that are comprised of server and network operations centers located worldwide.

ESIC’s core services include electronic data interchange (“EDI”) services, fax services, telex services and other services that are integral to the movement of money, materials, products and people in the global economy including documents such as insurance claims, trade and travel confirmations, purchase orders, invoices, shipping notices and funds transfers that help our customers to be more efficient and mobile. ESIC’s operations include two business segments defined as follows:

•	Supply Chain Messaging (“Supply Chain Messaging”) segment, which includes all EDI and telex services.

•	On Demand Messaging (“On Demand Messaging”) segment, which includes all fax, e-mail, document capture and management (“DCM”) and workflow services.

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

EASYLINK SERVICES INTERNATIONAL CORPORATION

Notes to Consolidated Financial Statements

2.           SIGNIFICANT ACCOUNTING POLICIES AND PROCEDURES (CONT’D)

The following data show the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock:

	For the year ended July 31, 2010
	Income	Shares	Per Share Amount

Net income	$17,093,427
Less: Series C preferred dividends	(200,000)
Less: Series E preferred dividends	(524,358)
Less: Accretion of Series E preferred stock discount	(611,810)
Basic EPS
Income available to common stockholders	15,757,259	27,715,987	$0.57

Effect of Dilutive Securities
Warrants		1,429,504
Series C preferred stock		55,954
Stock options & restricted stock		507,228

Diluted EPS
Income available to common stockholders	$15,757,259	29,708,673	$0.53

	For the year ended July 31, 2009
	Income	Shares	Per Share Amount
Net income	$(11,179,136)
Less: Series C preferred dividends	(199,771)
Less: Series E preferred dividends	(133,342)
Basic EPS
Income available to common stockholders	(11,512,249)	24,807,570	$(0.46)

Diluted EPS
Income available to common stockholders	$(11,512,249)	24,807,570	$(0.46)

Stock-based compensation

Under the fair value recognition principles of accounting standards regarding share based payments, share-based compensation costs are  measured at the grant date based on the fair value of the award and is recognized as expense over the applicable vesting period of the stock award (generally three years) using the straight-line method.

Other intangible assets

Other intangible assets consist of customer relationships, internally developed software, and trade names and are carried at cost less accumulated amortization.  Other intangible assets are amortized on a straight-line basis over their expected lives, which is determined at acquisition. We evaluate whether other intangible assets have been impaired when circumstances indicate the carrying value of those assets may not be recoverable.  For such assets, an impairment exists when its carrying value exceeds the sum of estimates of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.  There were no triggering events during the 2010 fiscal year.

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

Recently Adopted Accounting Pronouncements

In August 2009 the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-05 Fair Value Measurements and Disclosures (Topic 820) (“ASU 2009-05”).  ASU 2009-05 provides clarification that the fair value measurement of liabilities in which a quoted price in an active market for the identical liability is not available should be developed based on a valuation technique that uses the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities when traded as assets or another valuation technique that is consistent with the principles of Topic 820 — Fair Value Measurements and Disclosures. ASU 2009-05 also clarifies that there is no requirement to adjust the fair value related to the existence of a restriction that prevents the transfer of the liability and that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. This guidance was effective for the Company as of October 31, 2009 and did not have a significant impact on the Company’s consolidated financial statements.

EASYLINK SERVICES INTERNATIONAL CORPORATION

Notes to Consolidated Financial Statements

2.           SIGNIFICANT ACCOUNTING POLICIES AND PROCEDURES (CONT’D)

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.  This ASU requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information about purchases, sales, issuances, and settlements on a gross reconciliation of Level 3 fair-value measurements.  This ASU also clarifies existing fair-value measurement disclosure guidance about the level of disaggregation, inputs, and valuation techniques.  This ASU is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  Early adoption is permitted.  The adoption of the applicable portions of this ASU did not have a material effect on the Company's consolidated financial statements.  The Company is currently evaluating the impact that the adoption of the remainder of this guidance might have on its consolidated financial statement disclosures in the first quarter of fiscal 2012.

Recent accounting pronouncements not yet adopted

In October 2009, the FASB issued ASU No. 2009-13, which amends ASC 605-25, Revenue Recognition; Multiple-Element Arrangements.  These amendments provide clarification on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated.  An entity is required to allocate revenue in an arrangement using estimated selling prices of deliverables in the absence of vendor-specific objective evidence or third-party evidence of selling price. These amendments also eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method.  These amendments significantly expand the disclosure requirements for multiple-deliverable revenue arrangements.  These provisions are to be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted.  The Company is currently evaluating the impact of these amendments on its consolidated financial statements.

In October 2009, the FASB issued ASU No.2009-14 Software (Topic 985) “Certain Revenue Arrangements That Include Software Elements – a consensus of the FASB Emerging Issues Task Force”.  As this ASU is only effective for fiscal years beginning on or after June 15, 2010, we will review and make a determination of its effect on revenue at that time.

EASYLINK SERVICES INTERNATIONAL CORPORATION

Notes to Consolidated Financial Statements

3.           INCOME TAXES

Income taxes are computed in accordance with ASC 740.  The significant components of income from continuing operations before income taxes and the consolidated income tax provision from continuing operations for fiscal years 2010 and 2009:

	For the year ended July 31,
	2010	2009
Income (loss) before income taxes
Domestic	$7,855,065	$(13,156,717)
International	2,036,350	1,356,446
Total Income/(loss)	9,891,415	(11,800,271)

Provision for taxes on income:
Federal	367,875	97,974
State and local	147,585	258,141
International	511,997	581,961
Total Current expense	1,027,457	938,076

Deferred:
Federal	1,158,101	(2,425,227)
State and local	3,096,542	(1,732,731)
International	120,159	—
Change in valuation allowance	(12,604,271)	2,598,747
Total Deferred benefit	(8,229,469)	(1,559,211)

Total benefit	$(7,202,012)	$(621,135)

Differences between income tax (benefit) expense from continuing operations reported for financial reporting purposes and that computed based upon the application of the statutory U.S. Federal tax rate to the reported income from continuing operations before income taxes for the fiscal years 2010 and 2009 were as follows:

	For the year ended July 31,
	2010	2009
Expected federal statutory rate	34.00%	34.00%
Increase (decrease) in taxes resulting from:
Other Permanent Differences	2.89%	(10.00)%
State and local income taxes, net of federal benefit	12.88%	6.00%
Prior year true ups	2.52%	0.60%
Difference in rate for foreign taxes	(1.37)%	0.80%
Transfer pricing adjustment	0.00%	(0.30)%
Change in uncertain tax position	1.31%	0.00%
State net operating loss recognition	0.00%	(2.00)%
Alternative minimum tax	2.40%	(0.90)%
Change in Valuation Allowance	(127.43)%	(22.90)%
Total Income tax expense (benefit)	(72.80)%	5.30%

EASYLINK SERVICES INTERNATIONAL CORPORATION

Notes to Consolidated Financial Statements

3.           INCOME TAXES (CONT’D)

The tax effect of temporary differences that gave rise to the deferred tax balance sheet accounts were as follows:

	For the year ended July 31,
	2010	2009
Deferred tax assets:
Accruals and allowances	$1,479,018	$942,356
Prepaids and deferrals	—	67,660
Deferred rent	201,373	249,941
Property and equipment	967,718	2,148,371
Charitable contributions	2,816	3,000
Credit carryforwards	1,260,337	1,365,508
Warrant discount	—	—
Net operating loss carryforwards	26,424,061	33,156,431
Stock compensation	355,750	339,675
Investment	—	—
Capital loss carryforward	—	127,170
FIN 48	31,901	31,901
	30,722,974	38,432,013
Deferred tax liabilities:
Amortization of purchased intangibles	(1,888,070)	(5,160,212)
Beneficial conversion feature	—	—
Cumulative translation adjustment	—	(62,095)
	(1,888,070)	(5,222,307)

Net deferred tax asset before valuation allowance	28,834,904	33,209,706
Valuation allowance	(14,648,664)	(27,252,935)
Net deferred tax asset after valuation allowance	$14,186,240	$5,956,771

At July 31, 2010, we had $27.7 million of deferred tax assets related to operating loss carryforwards and credit carryforwards.  We had $24.4 million of deferred tax assets related to domestic net operating loss carryforwards, including $1.3 million for state income tax purposes, which expire between 2019 and 2025.  We had $2.0 million of deferred tax assets related to foreign net operating loss carryforwards, which have carryforward periods ranging from 8 years to unlimited in the various countries.  We had $1.3 million in other tax attributes, including $0.6 million of alternative minimum tax credits, which have an unlimited carryforward period, and $0.6 million of R&D credits, which expire between 2010 and 2021.

The gross deferred tax assets as of July 31, 2010 were reduced by valuation allowances of $14.6 million, relating to domestic net operating loss carryforwards, foreign net operating loss carryforwards, and other tax attributes, as it is more likely than not that some portion or all of these tax attributes will not be realized.

The company has federal net operating loss carryforwards for tax purposes of approximately $76.1 million as of July 31, 2010.  These carryforwards expire from 2019 to 2025.

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

EASYLINK SERVICES INTERNATIONAL CORPORATION

Notes to Consolidated Financial Statements

3.           INCOME TAXES (CONT’D)

Due to a 100% ownership change of Research Triangle Commerce, Inc. in November 2000, the acquired net operating loss of approximately $6.5 million incurred prior to the ownership change is subject to an annual limitation of approximately $1.1 million until that portion of the net operating loss is utilized or expires.  Additionally, this transaction created an ownership change for the Company as defined by Section 382 of the Internal Revenue Code.  As such, its net operating loss of approximately $49.4 million incurred prior to the ownership change is subject to an annual limitation of approximately $2.8 million until that portion of the net operating loss is utilized or expires.

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

We adopted the provisions of ASC 740, Income Taxes, on August 1, 2007.  Among other things, ASC 740 requires application of a "more likely than not" threshold to the recognition and derecognition of tax positions.  It further requires that a change in judgment related to prior years' tax positions be recognized in the quarter of such change.  As a result of the implementation of ASC 740, we recognize an $85,863 increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the August 1, 2007 balance of retained earnings.  A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	Federal	State	Foreign	Total
Balance at July 31, 2009	$54,720	$82,589	$696,361	$833,670

Additions based on tax positions related to current year	0	0	0	0

Changes to unrecognized tax benefits due to lapses in statute of limitations	0	0	(549,490)	(549,490)

Additions for asserted 5471 late filing penalty	130,000	0	0	130,000

Balance at July 31, 2010	$184,720	$82,589	$146,871	$414,180

For the year ended July 31, 2010, there was an increase to the accrued ASC 740 liability of $130,000 related to IRS asserted late filing penalties associated with Form 5471.

EASYLINK SERVICES INTERNATIONAL CORPORATION

Notes to Consolidated Financial Statements

4.           PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	July 31,
	Estimated Useful Lives (Years)	2010	2009

Computers and office equipment	3	$14,930,237	$14,420,321
Furniture and fixtures	7	246,554	732,644
Purchased software	3	3,585,573	3,532,302
Leasehold improvements	2-7	3,138,537	3,120,441
		21,900,901	21,805,708
Less accumulated depreciation and amortization		(16,379,755)	(13,574,865)
		$5,521,146	$8,230,843

Depreciation and amortization expense related to property and equipment was approximately $3,100,000 and $3,300,000 for the years ended July 31, 2010 and 2009, respectively.

5.           GOODWILL AND OTHER INTANGIBLE ASSETS

Intangible assets are summarized as follows:

	July 31,
	Weighted average amortization period (years)	2010	2009

Purchased customer relationships	6 - 8	$17,853,802	$18,056,771
Internally developed systems	4	10,516,331	10,607,355
Trade names	<1	3,733,670	3,766,992
Intangible assets, gross		32,103,803	32,431,118
Less accumulated amortization:
Purchased customer relationships		(7,437,966)	(4,919,923)
Internally developed systems		(8,640,564)	(5,989,037)
Trade names		(150,992)	(115,278)
Accumulated amortization		(16,229,522)	(11,024,238)
Intangible assets, net		$15,874,281	$21,406,880

Trade names in the amount of $3,483,670 are not amortizable.

EASYLINK SERVICES INTERNATIONAL CORPORATION

Notes to Consolidated Financial Statements

5.           GOODWILL AND OTHER INTANGIBLE ASSETS (CONT’D)

The changes in the carrying amount of intangible for the years ended July 31, 2010 and 2009 are as follows:

Balance at July 31, 2008	$27,742,466
Purchases of miscellaneous intangible assets	511,068
Intangible impairment	(387,811)
Intangible amortization	(5,299,695)
Foreign currency effect	(1,159,148)
Balance at July 31, 2009	$21,406,880

Intangible amortization	(4,987,220)
Foreign currency effect	(545,379)

Balance at July 31, 2010	$15,874,281

As of July 31, 2010, estimated amortization expenses for intangible assets for the remaining life of those assets are as follows:

Fiscal Year	Estimated Amortization Expense
2011	$4,305,730
2012	$2,419,943
2013	$2,352,979
2014	$2,159,924
2015	$1,152,035

The changes in the carrying amount of goodwill for the years ended July 31, 2010 and 2009 are as follows:

Balance at July 31, 2008	$40,209,960
Goodwill impairment	(3,858,102)
Foreign currency effect	(1,365,985)
Purchase price adjustment	(145,219)
Balance at July 31, 2009	$34,840,654

Foreign currency effect	(385,719)

Balance at July 31, 2010	$34,454,935

At the end of the second quarter of fiscal 2009, the Company determined that certain intangible assets and goodwill were partially impaired.  As a result, we have recorded an impairment write-down of approximately $69,000 on internally developed systems and approximately $318,000 on purchased customer relationships. In addition, we also recorded an impairment write-down of approximately $3.9 million in goodwill.  The total aggregate non-cash impairment write-down of approximately $4.2 million relates to the original valuations given these intangibles from past acquisitions, all of them related to managed EDI services in the Supply Chain Messaging segment.  These services were weighted toward the retail sector of the economy, which has experienced a serious downturn in revenue resulting in reduced transaction volumes as well as the bankruptcies of multiple customers.  There have not been any additional indicators of impairment and we have determined that no additional impairment was necessary in fiscal year ended July 31, 2010.

EASYLINK SERVICES INTERNATIONAL CORPORATION

Notes to Consolidated Financial Statements

6.           ACCRUED EXPENSES
Accrued expenses consist of the following:

	July 31,
	2010	2009

Payroll and related costs	$1,884,538	$1,902,234
Legal judgments and accrual	1,726,343	529,874
Other	1,561,072	1,008,468
Carrier charges	1,367,523	1,765,191
Sales/Use taxes payable	1,036,768	1,023,804
Professional fees	677,324	165,173
Federal and state income taxes payable	486,818	249,921
	$8,740,386	$6,644,665

7.           INDEBTEDNESS

On August 20, 2007, the Company issued to York Capital Management, L.P. and certain of its affiliates (“York”) in a private placement ,Series A Senior Secured Convertible Notes, Series B Senior Secured Convertible Notes (collectively known as the “Notes”), warrants to purchase shares of our class A common stock (the “Warrants”) and additional investment rights to acquire additional notes on the same terms as the Series A Notes (the “Additional Investment Rights”) for an aggregate purchase price of $70,105,416.

On December 31, 2008, the Company entered into an amendment to the Notes with York that provided for (1) the Company to prepay immediately an amount of $12 million on the Notes in consideration of an adjustment by the Purchasers of the financial covenant regarding the Company’s recurring revenue; (2) the Company to prepay an additional amount of between $30 and $35 million on the Notes if it could secure, on terms satisfactory to the Company, additional funds in the form of debt to fund such prepayment on or before July 31, 2009; (3) the Purchasers to waive any rights to prepayment or repurchase penalties with respect to such prepayments; and (4) the Purchasers not to apply certain covenants of the Securities Purchase Agreement with York until the Company’s fiscal quarter ending July 31, 2009.

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

The principal amount of the Term Loan was due and payable in equal quarterly installments of approximately $2.5 million beginning on July 31, 2009 and ending on April 30, 2012, subject to acceleration in the event of a default. The outstanding principal amount of any borrowings under the Revolver will be due and payable on May 19, 2012, subject to an earlier maturity date under certain circumstances. Anytime after May 19, 2010, the Company may increase the Lender commitments by an aggregate principal amount of up to $10,000,000 (the “Additional Commitments”), either as additional term or revolving loans and to the extent that one or more Lenders agree to fund such Additional Commitments. The Company may use the proceeds of any Additional Commitments solely to redeem a portion of the series E Preferred Shares issued by the Company to York. The Credit Agreement contains usual and customary covenants for financings of this type, including, among other things: (i) requirements to deliver financial statements, other reports and notices; (ii) restrictions on indebtedness; (iii) restrictions on dividends, distributions and redemptions of equity and repayment of subordinated indebtedness; (iv) restrictions on liens; (v) restrictions on making certain payments; (vi) restrictions on investments; (vii) restrictions on asset dispositions and other fundamental changes; and (viii) restrictions on transactions with affiliates. Additionally, the Credit Agreement contains certain financial covenants, including, among other things: (i) a maximum leverage ratio;

EASYLINK SERVICES INTERNATIONAL CORPORATION

Notes to Consolidated Financial Statements

7.           INDEBTEDNESS (CONT’D)

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

In addition, on May 19, 2009, the Company entered into a Securities Exchange Agreement (the “Securities Exchange Agreement”) by and among the Company and York. Pursuant to the Securities Exchange Agreement, York exchanged all of its outstanding (i)  Notes with principal amount of approximately $47 million, (ii)  Additional Investment Rights and (iii) Warrants for (i) a cash payment from the Company of $30 million funded from the proceeds of the Term Loan, (ii) a cash payment from the Company of approximately $343,000 for all accrued but unpaid interest funded from the Company’s working capital, (iii) 1,980,426 newly issued shares of the Company’s class A common stock (the “Common Shares”), (iv) warrants to purchase additional shares of the Company’s class A common stock (the “New Warrants”) and (v) 6,577 newly issued shares of the Company’s newly created series E redeemable preferred stock (the “Series E Preferred Shares”).  Please see footnote 8 for a greater description of the equity instruments issued under the Securities Exchange Agreement.

On May 19, 2009, each of the Notes, the Additional Investment Rights and the Warrants were cancelled pursuant to the Securities Exchange Agreement, and the Securities Purchase Agreement dated May 3, 2007, as amended, pursuant to which such securities were issued (the “Securities Purchase Agreement”), was terminated. No material early termination penalties were incurred by the Company in connection with the extinguishment of the Notes, the Additional Investment Rights and the Warrants, or the termination of the Securities Purchase Agreement.

EASYLINK SERVICES INTERNATIONAL CORPORATION

Notes to Consolidated Financial Statements

7.           INDEBTEDNESS (CONT’D)

The loss on extinguishment of the York Notes, Warrants and Additional Investment Right during 2009 was calculated as follows:

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

On May 19, 2010, the Company entered into a Commitment Increase Amendment to Revolving Credit and Term Loan Agreement (the “Commitment Increase Amendment”) by and among the Company, as borrower, the lenders from time to time party thereto (the “Lenders”), and SunTrust Bank, as administrative agent for the Lenders.  Pursuant to the Commitment Increase Amendment, the Company partially exercised its rights under the accordion feature of its existing Revolving Credit and Term Loan Agreement dated May 19, 2009 (the “Credit Agreement”) and increased its borrowing under the Credit Agreement and the related Term Notes by an aggregate of $5 million.  The Company entered into Amended and Restated Term Notes dated May 19, 2010 in favor of the Lenders evidencing the increased principal amount of its borrowing. The Company used the proceeds of Commitment Increase Amendment solely to redeem a portion of the series E Preferred Shares issued by the Company to York.

After the Commitment Increase Amendment, the principal amount of the Term Loan will be due and payable in equal quarterly installments of approximately $3.1 million beginning on July 31, 2010 and ending on April 30, 2012, subject to acceleration in the event of a default. The outstanding principal amount of any borrowings under the Revolver will be due and payable on May 19, 2012, subject to an earlier maturity date under certain circumstances.

The Credit Agreement contains usual and customary covenants for financings of this type, including, among other things: (i) requirements to deliver financial statements, other reports and notices; (ii) restrictions on indebtedness; (iii) restrictions on dividends, distributions and redemptions of equity and repayment of subordinated indebtedness; (iv) restrictions on liens; (v) restrictions on making certain payments; (vi) restrictions on investments; (vii) restrictions on asset dispositions and other fundamental changes; and (viii) restrictions on transactions with affiliates. Additionally, the Credit Agreement contains certain financial covenants, including, among other things: (i) a maximum leverage ratio; (ii) a minimum fixed charge coverage ratio; (iii) a minimum amount of consolidated adjusted EBITDA; (iv) a minimum amount of liquidity; and (v) a maximum amount of capital expenditures.   As of July 31, 2010 the Company was in compliance with all of the covenants.

Long term debt and capital lease obligations at July 31, 2010, and 2009 are as follows:

	July 31,
	2010	2009
SunTrust Bank	$25,416,667	$27,916,667
Capitalized leases	—	10,688
Subtotal	25,416,667	27,927,355
Less debt discount	474,552	919,947
Less current portion of long term debt	15,257,852	9,495,374
Long term debt	$9,684,263	$17,512,034

EASYLINK SERVICES INTERNATIONAL CORPORATION

Notes to Consolidated Financial Statements

8.           STOCKHOLDERS’ EQUITY

Class A Common Stock:

Holders of class A common stock are entitled to one vote per share on all matters to be voted on by common stockholders. Subject to the preferences of the preferred stock, the holders of class A common stock are entitled to a proportional distribution of any dividends that may be declared by the Board of Directors. Class A common stock has no preemptive, redemption or conversion rights. The rights of holders of common stock are subject to, and may be adversely affected by, the rights of the holders of series C preferred stock, or any other series of preferred stock we may designate in the future.

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

As of July 31, 2010 and 2009, accrued dividends of $116,164 and $116,164 were included in accrued expenses on our balance sheet.

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

On May 19, 2010, the Company purchased the 6,577 outstanding shares of series E preferred stock for approximately $7.2 million, inclusive of approximately $658,000 in accrued dividends.  The remaining discount was fully amortized as of the Series E purchase date.

EASYLINK SERVICES INTERNATIONAL CORPORATION

Notes to Consolidated Financial Statements

As of July 31, 2010 there was no outstanding series E preferred stock.

8.           STOCKHOLDERS’ EQUITY (CONT’D)

Warrants

During the 2010 fiscal year, 2,841,892 warrants with an exercise price of $0.01 issued to affiliates of York Capital Management (“York”) were converted to class A common stock.  At the same time 640,344 warrants with an exercise price of $2.22 issued in the 2004 Private Placement expired in February 2010.  The fair market value of warrants issued for compensation and services has been recognized as an expense in the period in which the respective services were performed.

The following table summarizes warrants outstanding as of July 31, 2010 and 2009 as well as changes during the years then ended:

	Year ended July 31,
	2010	2009

Warrants outstanding at beginning of year	3,482,236	4,796,792
Granted	—	2,841,892
Forfeited	(640,344)	(4,156,448)
Exercised	(2,841,892)	—

Warrants outstanding at end of year	—	3,482,236

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

The weighted-average fair value at the date of grant for options granted during the fiscal years ended July 31, 2010 and 2009 was $1.05 and $0.96 per share, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted-average assumptions:

	Year ended July 31,
	2010	2009

Risk-free interest rate	1.34-1.66%	1.32-2.54%
Expected lives (yrs)	6.0	4.0
Expected volatility	68-69%	58-64%
Expected dividend yield	0%	0%

The Risk-free interest rate was calculated using the market yield on U.S. Treasury securities quoted on investment basis.  The Expected lives were calculated using the historical average of option lives through the fiscal year 2009 grant dates.  The Expected volatility was based on the historical fluctuations of the Company’s class A common stock price.  The Expected dividend yield is based on the fact that the Company has never issued a dividend to its class A common stockholders and does not anticipate doing so in the future.

EASYLINK SERVICES INTERNATIONAL CORPORATION

Notes to Consolidated Financial Statements

8.           STOCKHOLDERS’ EQUITY (CONT’D)

The following table summarizes stock options outstanding as of July 31, 2010 and 2009, as well as changes during the years then ended:

	Year ended July 31,
(Shares in thousands)	2010		2009
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price

Options outstanding at beginning of year	3,879.8	$2.23	3,827.4	$5.49
Granted	976.1	$1.69	1,288.5	$2.00
Forfeited/Expired	(177.4)	$4.73	(1,230.8)	$12.14
Exercised	(126.9)	$1.31	(5.3)	$1.52
Options outstanding at end of year	4,551.6	$2.04	3,879.8	$2.23
Options exercisable at end of year	3,426.9	$2.13	2,717.5	$2.29

The total intrinsic value of stock options exercised, which is the difference between the market price when exercised and the option strike price, was $138,588 and $3,308 for the years ending July 31, 2010 and July 31, 2009, respectively. The total grant date fair value of the outstanding vested options, which is the number of shares times the price calculated using the Black-Scholes pricing model, was $878,048 and $562,112 for the years ending July 31, 2010 and July 31, 2009, respectively.

The following table summarizes our restricted stock activity as of July 31, 2010.

	Restricted Shares	Weighted- Average grant date fair value
Nonvested at July 31, 2009	58,454	$3.03
Granted	44,689	2.05
Cancelled	(1,815)	3.01
Vested	(43,966)	2.97
Nonvested at July 31, 2010	57,362	$2.31

The following table presents information relating to stock options outstanding as of July 31, 2010.

(Shares in thousands)		Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Shares	Weighted Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Aggregate Intrinsic Value
0.90 - 0.96	500.0	3.7	$0.94	$702,000	500.0	3.7	$0.94	$702,000
1.01 - 1.53	255.2	3.7	$1.25	$279,407	255.2	3.7	$1.25	$279,407
1.62 – 1.80	1,909.1	8.8	$1.69	$1,245,055	866.8	8.6	$1.68	$568,467
1.83 - 2.75	1,211.0	4.1	$2.31	$233,650	1,170.7	4.0	$2.32	$218,544
2.80 - 3.70	594.4	6.0	$3.35	-	552.3	5.8	$3.35	-
5.13 - 48.21	81.9	0.6	$6.11	-	81.9	0.6	$6.11	-

	4,551.6	6.2	$2.04	$2,460,112	3,426.9	5.3	$2.13	$1,768,418

EASYLINK SERVICES INTERNATIONAL CORPORATION

Notes to Consolidated Financial Statements

8.           STOCKHOLDERS’ EQUITY (CONT’D)

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on our closing stock price of $2.34 as of July 31, 2010, which would have been received by the option holders had those option holders exercised their options as of that date. We had 3,311,427 options-shares available for grant under the Plan as of July 31, 2010.

The following table summarizes our option activity as of July 31, 2010.

		Weighted-
		Average grant
	Options	date fair value
Nonvested at July 31, 2009	1,162,346	$0.95
Granted	976,125	1.05
Vested	(894,519)	0.98
Forfeited	(119,221)	1.33
Nonvested at July 31, 2010	1,124,731	$0.97

Our equity-based compensation expense is included in the following areas in the consolidated statement of operations for the periods indicated for the awards outstanding:

	Year ended July 31,
	2010	2009
Cost of service	$72,656	$18,544
Product development	139,601	93,813
Selling and marketing	294,548	184,040
General and administrative	388,852	637,337
	$895,657	$933,734

For the year ended July 31, 2010, the total unrecognized stock compensation expense was approximately $950,000.

Stockholder’s Rights Plan and Series F Preferred Stock

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

EASYLINK SERVICES INTERNATIONAL CORPORATION

Notes to Consolidated Financial Statements

8.           STOCKHOLDERS’ EQUITY (CONT’D)

As of July 31, 2010 there was no outstanding series F preferred stock.

9.           COMMITMENTS AND CONTINGENCIES

Obligations under operating leases

We have non-cancelable operating lease commitments for office space and rents expiring on various dates through March, 2017. Rent expense under these leases was approximately $2,400,000 and $2,700,000 for the fiscal years ended July 31, 2010 and 2009, respectively. Certain leases contain escalation clauses for operating expenses.

As of July 31, 2010, minimum future rental payments due under non-cancelable operating leases are as follows:

Fiscal Year	Amount
2011	$2,007,881
2012	$1,987,229
2013	$1,930,022
2014	$1,155,134
2015	$1,155,134
Thereafter	$1,400,557

As part of the acquisition of QRS Corporation’s Managed ECTM business in March 2005, we assumed a lease in New York, New York. The estimated present value of the net liability under this lease was recorded as part of the purchase price. Total rent payments under this lease were $1,189,000 and $1,255,000 for the years ending July 31, 2010 and 2009, respectively. In January 2006, we entered into a sublease agreement for the remaining term of the lease through November 2010.  Total minimum future rental payments have been reduced by approximately $245,000 of sublease rentals to be received in the 2011 fiscal period.

Representations and Warranties:

As part of its standard license agreements, we indemnify our customers against liability if our products infringe upon a third party’s intellectual property rights. Historically, we have not incurred any significant costs related to performance under these indemnities.

Letters of credit:

We have provided cash collateral for certificates of deposit in the aggregate amount of approximately $417,000 at July 31, 2010 and 2009 as security deposits for certain lease agreements. These amounts have been recorded in other assets in our consolidated balance sheets.

EASYLINK SERVICES INTERNATIONAL CORPORATION

Notes to Consolidated Financial Statements

9.           COMMITMENTS AND CONTINGENCIES (CONT’D)

Supplier Agreements:

We have multi-year agreements with the following telecommunication providers:

Suppliers	2011	2012	2013
One Communications	$51,600	$49,100	$10,800
AT&T	330,000	17,500	—
XO Communications	117,240	45,815	—
Level(3) Communications	64,080	12,540	—
BT Radianz	24,000	14,000	—
Global Crossing	22,000	—	—
Total	$608,920	$138,955	$10,800

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

In June 2008, j2 Global Communications, Inc. (“j2”) brought a patent infringement lawsuit against us, alleging that we infringe upon three of j2's patents, U.S. Patent Nos. 6,597,688, 7,020,132 and 6,208,638.  The case is pending in the U.S. District Court for the Central District of California and is currently in the discovery phase. We have denied infringing any of the j2 patents and have filed a counterclaim seeking a declaratory judgment that the j2 patents are invalid. The case is scheduled for trial in July 2011.

In connection with the termination of an agreement to sell the portal operations of our discontinued India.com business, one of our subsidiaries is party to pending litigation (India.com v. Dalal). Judgment was entered against the subsidiary in the amount of $1,482,347.  We are pursuing an appeal and expect a decision toward the end of 2010 or early 2011.

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

The outcome of litigation cannot be assured, and despite management’s views of the merits of any litigation, or the reasonableness of our estimates and reserves, our cash balances could nonetheless be materially affected by an adverse judgment.  In accordance with ASC 450, Contingencies, we believe we have adequately reserved for the contingencies arising from the above legal matters where an outcome was deemed to be probable and the loss amount could be reasonably estimated.  As such, we do not believe that the anticipated outcome of the aforementioned proceedings will have a materially adverse impact on our financial condition, cash flows or results of operations.

EASYLINK SERVICES INTERNATIONAL CORPORATION

Notes to Consolidated Financial Statements

10.         CONCENTRATION OF CREDIT RISK AND REVENUES

Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of cash and accounts receivable.   Whereas their cash balance exceeds the $250,000 of insurance provided by the FDIC, they invest their excess cash in money market instruments and commercial paper with institutions of high credit quality. All accounts receivable are unsecured.  The Company believes that any credit risk associated with receivables is minimal due to the number and creditworthiness of its customers. Receivables are stated at estimated net realizable value, which approximates fair value.

For the fiscal years ended July 31, 2010 and 2009, no single customer accounted for more than 10% of revenue. No single customer accounted for more than 10% of accounts receivable at July 31, 2010 and 2009.

Revenue by geographic region, based on customer location is as follows:

Year ended July 31,	North America	Europe	Asia, Pacific Rim & Other	Total

2009	$63,883,787	$17,682,207	$3,799,944	$85,365,938

2010	$61,218,504	$15,915,513	$4,309,195	$81,443,128

11.         FAIR VALUE REPORTING

The Company adopted ASC 820, Fair Value Measurements and Disclosures, for financial assets and liabilities on August 1, 2008.  ASC 820 clarifies that fair value is an exit price, representing the amount that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

•	Level 1 — Observable inputs such as quoted prices in active market;

•	Level 2 — Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

•	Level 3 — Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at July 31, 2010, consistent with the fair value hierarchy provisions of ASC 820:

	Quoted Prices in Active Markets for Identical Assets (Liabilities) (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount
Cash	$17,713,197	—	—	$17,713,197
Cash Equivalents	$2,761,512	—	—	$2,761,512
Notes Payable	—	—	(24,572,134)	$(24,942,115)

The carrying amount of the notes payable contains a $474,552 discount. Management believes that the assets can be liquidated without restriction.

EASYLINK SERVICES INTERNATIONAL CORPORATION

Notes to Consolidated Financial Statements

12.         DEFINED CONTRIBUTION PLAN

401(k) PLAN

We maintain a 401(k) plan that covers substantially all of our U.S. based employees. During the 2007 fiscal year, we approved an employer matching contribution program for all eligible 401(k) participants. The amount of expense related to the employer match for 2010 and 2009 was approximately $164,000 and $310,000, respectively.

UNITED KINGDOM PENSION PLAN

We maintain one pension plan in the United Kingdom. Participants may contribute to the plan on a before-tax basis, subject to statutory limits. Participant contributions are fully and immediately vested.  In fiscal year 2010 our contribution was 5%, unless the employee chose to defer 3% of their salary to the pension plan, then our contribution was 6%.  Our contribution rate in fiscal year 2009 was 9.5% and immediately vested.  Our contributions for 2010 and 2009 were approximately $255,000 and $361,000, respectively.

13.         BUSINESS SEGMENT INFORMATION

Our operations include two business segments defined as follows:

•	Supply Chain Messaging Segment (“Supply Chain”) segment, which includes all our EDI and telex services. This segment was 50% of reported revenue for the years ending July 31, 2009 and 2010.

•
On Demand Messaging Segment (“On Demand”) segment, which includes all fax, e-mail, document capture and management (“DCM”) and workflow services. This segment was 50% of reported revenue for the years ending July 31, 2009 and 2010.

The tables below summarizes information about operations for the fiscal years ended July 31, 2010 and 2009:

	Supply Chain	On Demand	Total
Year Ended July 31, 2010
Revenue from external customers	$40,687,800	$40,755,412	$81,443,212
Segment gross profit	$30,435,689	$28,458,573	$58,894,262

The following is a reconciliation of operating segment income to net income for the year ended July 31, 2010:

Segment gross profit	$58,894,262
Corporate expenses	47,657,345
Operating income	11,236,917
Other income (expense), net	(1,345,502)
Income before taxes	9,891,415
Income tax benefit	(7,202,012)
Net income	$17,093,427

EASYLINK SERVICES INTERNATIONAL CORPORATION

Notes to Consolidated Financial Statements

13.         BUSINESS SEGMENT INFORMATION (CONT’D)

	Supply Chain	On Demand	Total
Year Ended July 31, 2009
Revenue from external customers	$42,911,814	$42,454,124	$85,365,938
Segment gross profit	$30,759,062	$29,035,044	$59,794,106

The following is a reconciliation of operating segment income to net income for the year ended July 31, 2009:

Segment gross profit	$59,794,106
Corporate expenses	54,570,980
Operating income	5,223,126
Other income (expense), net	(17,023,397)
Income before income taxes	(11,800,271)
Income tax benefit	(621,135)
Net loss	$(11,179,136)

The Company does not currently break out total assets by reportable segment as there is a high level of shared utilization between the segments.

14.         SUPPLEMENTAL NON-CASH DISCLOSURES TO STATEMENTS OF CASH FLOWS

Our non-cash investing and financing activities are as follows:

	Year ended July 31,
	2010	2009

Non-cash investing and financing activities:
Issuance of series E preferred stock for refinancing	$—	$(6,577,000)
Issuance of warrants for class A common stock	—	(5,317,218)
Issuance of class A common stock	—	(3,723,201)
Retirement of York warrants for class A common stock	—	3,234,244

EASYLINK SERVICES INTERNATIONAL CORPORATION

Notes to Consolidated Financial Statements

15.        QUARTERLY INFORMATION (UNAUDITED)

The following unaudited quarterly financial information (in thousands, except for per share data) includes, in our opinion, all normal and recurring adjustments necessary to fairly state our consolidated results of operations and related information for the periods presented.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended July 31, 2010
Revenues, net	$20,498	$20,404	$20,593	$19,948
Cost of services	6,087	5,677	5,509	5,276
Gross profit	14,411	14,727	15,084	14,672

Operating expenses	12,351	11,631	11,735	11,940

Operating income	2,060	3,096	3,349	2,732

Interest income (expense), net	(486)	(427)	(329)	(371)
Other income (expense)	54	(85)	34	160
Foreign exchange Gain/(Loss)	280	(26)	249	(398)
Benefit (Provision) for income taxes	(544)	(1,250)	(1,313)	10,309
Total Interest, taxes and other	(696)	(1,788)	(1,359)	9,700

Net income/(loss)	$1,364	$1,308	$1,990	$12,432

Net income attributable to common stockholders	$1,148	$1,091	$1,641	$11,877

Basic income/(loss) per common share	$.04	$.04	$0.06	$0.41

Diluted income/(loss) per common share	$.04	$.04	$0.06	$0.39

EASYLINK SERVICES INTERNATIONAL CORPORATION

Notes to Consolidated Financial Statements

15.         QUARTERLY INFORMATION (UNAUDITED) (CONT’D)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended July 31, 2009
Revenues, net	$22,815	$20,856	$21,039	$20,656
Cost of services	6,719	5,802	6,501	6,549
Gross profit	16,096	15,054	14,538	14,107

Operating expenses	15,046	15,874	11,657	11,994

Operating income	1,050	(820)	2,881	2,113

Interest income (expense), net	(4,924)	(3,855)	(1,573)	(1,069)
Loss on extinguishment of debt	—	—	—	(5,502)
Foreign exchange Gain/(Loss)	(3)	139	168	(405)
Benefit (Provision) for income taxes	(456)	(299)	(240)	1,616
Total Interest, taxes and other	(5,383)	(4,015)	(1,645)	(5,360)

Net income/(loss)	$(4,333)	$(4,835)	$1,236	$(3,247)

Net income (loss) attributable to common stockholders	$(4,383)	$(4,885)	$1,187	$(3,431)

Basic & diluted income/(loss) per common share	$(0.18)	$(0.20)	$0.05	$(0.13)

16.         INVESTMENTS

During the fiscal years ended July 31, 2010 and 2009, our investment in securities available for sale was as follows:

	Proceeds from sales	Realized gains	Unrealized gains
2010	$—	$—	$—
2009	$60,480	$6,544	$—

There were no trading securities held for investment as of July 31, 2010.

EASYLINK SERVICES INTERNATIONAL CORPORATION

Notes to Consolidated Financial Statements

17.         VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Additions	Additions Acquired	Deductions	Balance at End of Period

Year ended July 31, 2010
Allowance for doubtful accounts	$1,283,508	$792,750	$—	(863,190)	$1,213,068
Allowance for sales returns and allowances	$177,860	$512,041	$—	(240,467)	$449,434
Allowance on deferred tax asset	$27,252,935	$2,184,004	$—	(14,829,945)	$14,690,334

Year ended July 31, 2009
Allowance for doubtful accounts	$1,560,601	$1,003,946	$—	(1,281,039)	$1,283,508
Allowance for sales returns and allowances	$162,440	$308,020	$—	(292,600)	$177,860
Allowance on deferred tax asset	$24,654,188	$2,598,747	$—	—	$27,252,935

18.         SUBSEQUENT EVENTS

On October 21, 2010 we acquired the iSend and iNotify advanced messaging businesses (the “Xpedite Business”) from Premiere Global Services, Inc. (“PGI”) for $105 million in cash, through the purchase of PGI’s wholly-owned subsidiary, Xpedite Systems, LLC and Premiere Global (UK) Limited and certain related assets owned by PGI’s subsidiary Premiere Conferencing (Canada) Limited.  We paid for the acquisition with $5 million of cash on hand and a new credit facility consisting of a $110 million term loan and a $20 million revolving loan (the “2010 Loans”), which also refinanced our existing credit facility indebtedness.  The 2010 Loans call for quarterly payments of $4,125,000 with interest and a final balloon payment in 2014, with interest.

The Credit Agreement for the 2010 Loans contains usual and customary covenants for financings of this type, including, among other things: (i) requirements to deliver financial statements, other reports and notices; (ii) restrictions on additional indebtedness; (iii) restrictions on dividends, distributions and redemptions of equity and repayment of subordinated indebtedness; (iv) restrictions on liens; (v) restrictions on making certain payments; (vi) restrictions on investments; (vii) restrictions on asset dispositions and other fundamental changes; and (viii) restrictions on transactions with affiliates.   In addition, the Credit Agreement contains certain financial covenants, including, among other things: (i) a maximum leverage ratio; (ii) a minimum fixed charge coverage ratio; (iii) a minimum amount of consolidated adjusted EBITDA; (iv) a minimum amount of liquidity; and (v) a maximum amount of capital expenditures. Without the permission of the Lenders, our ability to complete material acquisitions will be restricted.  A default on any of these restrictions and covenants will cause, in certain circumstances, the amounts due under such agreements to become due and payable upon demand.

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

Exhibit No.	Description

4.2
Specimen Certificate for Series E Preferred Redeemable Stock of EasyLink Services International Corporation (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 000-24996), dated May 19, 2009, as filed with the Securities and Exchange Commission on May 21, 2009).

4.3
Specimen Form of Rights Certificate for Series F Junior Participating Preferred Stock of EasyLink Services International Corporation (Incorporated by reference to Exhibit B to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 000-24996), dated August 25, 2009, as filed with the Securities and Exchange Commission on August 31, 2009).

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

4.6
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

4.9
Form of Registration Rights Undertaking, dated as of June 22, 2004, by the Company in favor of the shareholders of Electronic Commerce Systems, Inc. (Incorporated by reference to Exhibit 4.12 to the Company’s Current Report on Form 8-K (File No. 000-24996), dated June 22, 2004, as filed with the Securities and Exchange Commission on June 22, 2004).

4.10
Registration Rights Agreement, dated May 9, 2006, by and among the Company and Crossbow Venture Partners, LP (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-24996), dated May 9, 2006, as filed with the Securities and Exchange Commission on May 12, 2006).

4.11
Securities Purchase Agreement, dated as of May 3, 2007, by and among the Company and the Purchasers identified on the signature pages thereto (Incorporated by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K (File No. 000-24996), dated May 3, 2007, as filed with the Securities and Exchange Commission on May 9, 2007).

4.12
Securities Purchase Agreement, dated as of July 2, 2007, by and among the Company and the Purchasers identified on the signature pages thereto (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 000-24996), dated July 2, 2007, as filed with the Securities and Exchange Commission on July 9, 2007).

Exhibit No.	Description

4.13
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

4.16
Amendment to Securities Purchase Agreement, dated as of August 20, 2007, by and among the Company and the Purchasers identified on the signature pages thereto (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K/A (File No. 000-24996), dated August 21, 2007, as filed with the Securities and Exchange Commission on December 4, 2007).

4.17
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

4.18
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

4.19
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

4.20
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

10.1	1994 Stock Option Plan (Incorporated by reference to Exhibit 10.1 to the Company’s registration statement on form SB-2 (File no. 33-83940), as filed with the Securities and Exchange Commission).

Exhibit No.	Description

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

Exhibit No.	Description

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

Exhibit No.	Description

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

10.26
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

10.33
Commitment Increase Amendment to Revolving Credit and Term Loan Agreement, dated as of May 19, 2010, among EasyLink Services International Corporation, as Borrower, the Lenders from time to time party thereto and SunTrust Bank, as Administrative Agent (Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K (File No. 000-34996), dated May 19, 2010, as filed with the Securities and Exchange Commission on May 24, 2010).

10.34
Form of Amended and Restated Term Notes, dated May 19, 2010 (Incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K (File No. 000-34996), dated May 19, 2010, as filed with the Securities and Exchange Commission on May 24, 2010).

10.35
Second Amended and Restated Employment Agreement between EasyLink Services International Corporation and Thomas J. Stallings, dated September 28, 2009 (Confidential Treatment has been requested with respect to portions of this Exhibit. The omitted portions of this Exhibit were filed separately with the SEC.)  .)  (Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K (File No. 001-34446), dated September 28, 2009, as filed with the Securities and Exchange Commission on October 2, 2009).

10.36
Amended No. 1 to Second Amended and Restated Employment Agreement between EasyLink Services International Corporation and Thomas J. Stallings, dated August 27, 2010) (Confidential Treatment has been requested with respect to portions of this Exhibit. The omitted portions of this Exhibit were filed separately with the SEC.)  (Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K (File No. 001-34446), dated August 27, 2010, as filed with the Securities and Exchange Commission on September 2, 2010).

10.37
Second Amended and Restated Employment Agreement between EasyLink Services International Corporation and Glen E. Shipley, dated September 28, 2009 (Confidential Treatment has been requested with respect to portions of this Exhibit. The omitted portions of this Exhibit were filed separately with the SEC.)  (Incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K (File No. 001-34446), dated September 28, 2009, as filed with the Securities and Exchange Commission on October 2, 2009).

10.38
Amended No. 1 to Second Amended and Restated Employment Agreement between EasyLink Services International Corporation and Glen E. Shipley, dated August 27, 2010) (Confidential Treatment has been requested with respect to portions of this Exhibit. The omitted portions of this Exhibit were filed separately with the SEC.)  (Incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K (File No. 001-34446), dated August 27, 2010, as filed with the Securities and Exchange Commission on September 2, 2010).

Exhibit No.	Description

10.39
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

10.40
Amended No. 1 to Second Amended and Restated Employment Agreement between EasyLink Services International Corporation and Terri Deuel, dated August 27, 2010) (Confidential Treatment has been requested with respect to portions of this Exhibit. The omitted portions of this Exhibit were filed separately with the SEC.)  (Incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 8-K (File No. 001-34446), dated August 27, 2010, as filed with the Securities and Exchange Commission on September 2, 2010).

10.41
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

10.42
Amended No. 1 to Second Amended and Restated Employment Agreement between EasyLink Services International Corporation and Kevin R. Maloney, dated August 27, 2010) (Confidential Treatment has been requested with respect to portions of this Exhibit. The omitted portions of this Exhibit were filed separately with the SEC.)  (Incorporated by reference to Exhibit 10.4 to the Company’s Report on Form 8-K (File No. 001-34446), dated August 27, 2010, as filed with the Securities and Exchange Commission on September 2, 2010).

10.43
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

10.44
Amended No. 1 to Amended and Restated Employment Agreement between EasyLink Services International Corporation and Chris A. Parker, dated August 27, 2010) (Confidential Treatment has been requested with respect to portions of this Exhibit. The omitted portions of this Exhibit were filed separately with the SEC.)  (Incorporated by reference to Exhibit 10.5 to the Company’s Report on Form 8-K (File No. 001-34446), dated August 27, 2010, as filed with the Securities and Exchange Commission on September 2, 2010).

10.45
Securities and Asset Purchase Agreement, dated as of October 21, 2010, among Premiere Global Services, Inc., Xpedite Systems Holdings (UK) Limited, Premiere Conferencing (Canada) Limited, Xpedite Systems, LLC and EasyLink Services International Corporation (Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K (File No. 001-34446), dated October 21, 2010, as filed with the Securities and Exchange Commission on October 22, 2010).

10.46
Bill of Sale, Assignment and Assumption Agreement, dated as of October 21, 2010, by and between Premiere Conferencing (Canada) Limited and EasyLink Services International Corporation (Incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K (File No. 001-34446), dated October 21, 2010, as filed with the Securities and Exchange Commission on October 22, 2010).

Exhibit No.	Description

10.47
Revolving Credit and Term Loan Agreement, dated as of October 21, 2010, among EasyLink Services International Corporation, as Borrower, the Lenders from time to time party thereto, SunTrust Bank, as Administrative Agent, Fifth Third Bank, as Syndication Agent, Bank of North Georgia, as co-Documentation Agent and The PrivateBank & Trust Company, as co-Documentation Agent (Incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 8-K (File No. 001-34446), dated October 21, 2010, as filed with the Securities and Exchange Commission on October 22, 2010).

10.48
Form of Term Note (Incorporated by reference to Exhibit 10.4 to the Company’s Report on Form 8-K (File No. 001-34446), dated October 21, 2010, as filed with the Securities and Exchange Commission on October 22, 2010).

10.49
Form of Revolving Credit Note (Incorporated by reference to Exhibit 10.5 to the Company’s Report on Form 8-K (File No. 001-34446), dated October 21, 2010, as filed with the Securities and Exchange Commission on October 22, 2010).

10.50
Form of Swingline Note (Incorporated by reference to Exhibit 10.6 to the Company’s Report on Form 8-K (File No. 001-34446), dated October 21, 2010, as filed with the Securities and Exchange Commission on October 22, 2010).

10.51
Subsidiary Guaranty Agreement, dated as of October 21, 2010, by and among EasyLink Services International Corporation, as Borrower, each of its subsidiaries signatory thereto and SunTrust Bank, as Administrative Agent for the Lenders (Incorporated by reference to Exhibit 10.7 to the Company’s Report on Form 8-K (File No. 001-34446), dated October 21, 2010, as filed with the Securities and Exchange Commission on October 22, 2010).

10.52
Security Agreement, dated as of October 21, 2010, among EasyLink Services International Corporation, as Borrower, each of its subsidiaries signatory thereto, each of its subsidiaries that thereafter becomes a party thereto, and SunTrust Bank, as Administrative Agent for the Lenders (Incorporated by reference to Exhibit 10.8 to the Company’s Report on Form 8-K (File No. 001-34446), dated October 21, 2010, as filed with the Securities and Exchange Commission on October 22, 2010).

10.53
Stock Pledge Agreement, dated as of October 21, 2010, by EasyLink Services International Corporation, as Borrower, and each of its subsidiaries signatory thereto, in favor of SunTrust Bank, as Administrative Agent for the Lenders (Incorporated by reference to Exhibit 10.9 to the Company’s Report on Form 8-K (File No. 001-34446), dated October 21, 2010, as filed with the Securities and Exchange Commission on October 22, 2010).

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

21.1	List of Subsidiaries.

23.1	Consent of Friedman LLP.

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 27, 2010

EASYLINK SERVICES INTERNATIONAL
CORPORATION

By:	/s/ Thomas J. Stallings
Thomas J. Stallings
Chief Executive Officer

By:	/s/ Glen E. Shipley
Glen E. Shipley
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas J. Stallings	Chief Executive Officer and	October 27, 2010
Thomas J. Stallings	Director (Principal Executive
Officer)

/s/ Glen E. Shipley	Chief Financial Officer	October 27, 2010
Glen E. Shipley	(Principal Financial and
Accounting Officer)

/s/ Richard J. Berman	Director	October 27, 2010
Richard J. Berman

/s/ Kim D. Cooke	Director	October 27, 2010
Kim D. Cooke

/s/ Donald R. Harkleroad	Director	October 27, 2010
Donald R. Harkleroad

/s/ Paul D. Lapides	Director	October 27, 2010
Paul D. Lapides

/s/ Dwight B. Mamanteo	Director	October 27, 2010
Dwight B. Mamanteo

/s/ John S. Simon	Director	October 27, 2010
John S. Simon