Form 10-Q
period 2010-10-31
EASYLINK SERVICES INTERNATIONAL CORP
filed 2010-12-15
CIK 894738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___

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

As of November 30, 2010, the issuer had outstanding 29,318,324 shares of class A common stock.

EASYLINK SERVICES INTERNATIONAL CORPORATION
INDEX TO FORM 10-Q

PARTI. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of October 31, 2010 and July 31, 2010 (Unaudited)

	October 31, 2010	July 31, 2010

ASSETS
Current assets:
Cash and cash equivalents	$18,084,541	$20,474,709
Accounts receivable, net of allowance for doubtful accounts and allowance for sales returns and allowances of $1,920,556 and $1,662,502, respectively	30,869,495	11,480,688
Prepaid expenses and other current assets	3,627,507	1,865,013
Deferred tax asset	6,602,064	6,597,983
Total current assets	59,183,607	40,418,393

Property and equipment, net of accumulated depreciation of $17,205,845 and $16,379,755, respectively	20,895,100	5,521,146
Goodwill	62,776,775	34,454,935
Other intangible assets, net	67,126,403	15,874,281
Deferred tax asset, net of valuation allowance	7,134,343	7,588,257
Other assets	1,104,414	629,261
Total assets	$218,220,642	$104,486,273

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,520,394	$2,310,168
Notes payable	27,901,860	15,257,852
Accrued expenses	20,156,206	8,740,386
Accrued dividends, deferred revenue and other current liabilities	1,622,747	1,497,174
Total current liabilities	57,201,207	27,805,580

Notes payable, long term	92,113,782	9,684,263
Other liabilities	790,998	285,017
Total liabilities	150,105,987	37,774,860

Commitments and contingencies
Stockholders’ Equity:
Preferred stock:
Series C Preferred Stock — par value $.01 per share, 5,000,000 shares authorized, 44.76 votes per share; 5,000 shares issued and 5,000 outstanding (liquidation value of $5,166,575 at October 2010 and $5,116,164 at July 2010)	50	50
Common stock:
Class A — par value $.01 per share, 300,000,000 shares authorized, one vote per share; 30,297,802 and 30,255,293 shares issued at October 31, 2010 and July 31, 2010, respectively	302,978	302,553
Additional paid-in capital	133,014,068	132,798,748
Treasury stock — 1,000,000 shares as of October 2010 and July 2010	(2,122,288)	(2,122,288)
Accumulated other comprehensive loss	(5,576,428)	(5,796,782)
Accumulated deficit	(57,503,725)	(58,470,868)
Total stockholders’ equity	68,114,655	66,711,413

Total liabilities and stockholders’ equity	$218,220,642	$104,486,273

See notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Operations for the three months ended October 31, 2010 and 2009 (Unaudited)

	Three Months Ended October 31,
	2010	2009

Service revenues, net	$22,735,880	$20,498,141
Cost of services	6,591,278	6,086,865
Gross profit	16,144,602	14,411,276

Operating expenses:
Product development and enhancement	1,938,151	1,858,874
Selling and marketing	2,957,710	3,269,434
General and administrative	9,186,665	7,222,582

Operating income	2,062,076	2,060,386

Other income (expense):
Interest and investment income	3,547	7,336
Interest expense	(813,096)	(493,832)
Foreign exchange gain	185,837	279,950
Other income	121,542	54,006
	(502,170)	(152,540)

Income before income taxes	1,559,906	1,907,846
Provision for income taxes	592,764	543,860
Net income	967,142	1,363,986

Dividends on preferred stock	(50,411)	(216,187)
Net income attributable to common stockholders	$916,731	$1,147,799

Basic income per common share	$.03	$.04

Diluted income per common share	$.03	$.04

Anti-dilutive stock options, restricted stock, warrants, and Series C preferred stock	1,446,451	4,184,714

Weighted average number of common shares outstanding — basic	29,260,600	26,269,172

Weighted average number of common shares outstanding — diluted	30,217,739	29,415,574

See notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows for the three months ended October 31, 2010 and 2009
(Unaudited)

	Three Months Ended October 31,
	2010	2009

Cash flows from operating activities:
Net income	$967,142	$1,363,986
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,208,504	2,056,778
Bad debt expense	48,295	106,926
Amortization of discount and other non-cash interest expense	496,196	148,287
Deferred tax expense	449,833	477,000
Non-cash charges for equity instruments issued for compensation and services	266,159	235,915
Non-cash equity in losses of investment and other non-cash items	—	130
Changes in assets and liabilities
Accounts receivable	(2,939,555)	(432,737)
Prepaid expenses and other assets	(96,042)	257,391
Accounts payable	1,548,553	(290,763)
Accrued expenses	2,171,905	602,214
Other liabilities	(200,493)	(182,413)
Net cash provided by operating activities	4,920,497	4,342,714

Cash flows from investing activities:
Purchases of property and equipment	(173,956)	(297,078)
Acquisition, net of cash acquired	(101,514,250	—
Net cash used in investing activities	(101,688,206)	(297,078)

Cash flows from financing activities:
Borrowings of notes payable	122,000,000	—
Repayments of notes payable and capital lease	(27,621,851)	(7.082)
Net cash (used in) financing activities	94,378,149	(7,082)

Effect of foreign exchange rate changes on cash and cash equivalents	(608)	(113,369)
Net (decrease) increase in cash and cash equivalents	(2,390,168)	3,925,185

Cash and cash equivalents, beginning of period	20,474,709	10,972,365
Cash and cash equivalents, end of period	$18,084,541	$14,897,550

See notes to condensed consolidated financial statements.

EASYLINK SERVICES INTERNATIONAL CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of EasyLink Services International Corporation (referred to as “EasyLink,” the “Company,” “we,” “our” or “us”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. In the opinion of management, such statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of our financial position, results of operations and cash flows as of the dates and for the periods indicated. Pursuant to the requirements of the Securities and Exchange Commission (“SEC”) applicable to Quarterly Reports on Form 10-Q, the accompanying financial statements do not include all disclosures required by GAAP for annual financial statements. While we believe the disclosures presented are adequate to make the information not misleading, these unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended July 31, 2010.

The condensed consolidated balance sheet as of July 31, 2010 has been derived from the audited consolidated financial statements as of that date.

Operating results for the three–month period ended October 31, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2011 or any future period.

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

In October 2009, the FASB issued ASU No.2009-14 Software (Topic 985) “Certain Revenue Arrangements That Include Software Elements – a consensus of the FASB Emerging Issues Task Force”.  This ASU is only effective for fiscal years beginning on or after June 15, 2010.  We have determined that the ASU did not have a material impact on our financial statements.

2. ACQUISITION

Xpedite Business

On October 21, 2010 we acquired the iSend and iNotify advanced messaging businesses (the “Xpedite Business”) from Premiere Global Services, Inc. (“PGI”) for $105 million in cash, through the purchase of PGI’s wholly-owned subsidiaries, Xpedite Systems, LLC and Premiere Global Services (UK) Limited and certain related assets owned by PGI’s subsidiary Premiere Conferencing (Canada) Limited.  We paid for the acquisition with $5 million of cash on hand and a new credit facility consisting of a $110 million term loan and a $20 million revolving loan (the “2010 Loans”), of which $12 million of the revolving loan was drawn upon to refinance our existing credit facility indebtedness.  The 2010 Loans call for quarterly payments of $4,125,000 with interest and a final balloon payment in 2014, with interest, which commence on January 31, 2011.

The 2010 Loans are secured by substantially all of the US assets of the Company and guarantees by certain of the international subsidiaries of the Company and related pledges of a portion of the stock of certain of the international subsidaries.

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

In order to close the Xpedite acquisition, we spent approximately $3.8 million, of which approximately $1.6 million was expensed as occurred and approximately $2.2 million was recorded as a discount to the term loan and will be amortized over the same period as the term loan.

An adjustment to the purchase price will be made based on the working capital of the acquired business at the acquisition date as defined in the Security and Asset Purchase Agreement dated October 21, 2010 entered into in connection with the acquisition of the Xpedite Business.  If the working capital is less than $6.4 million, PGI will pay for the shortfall.  If the working capital is greater than $6.4 million we will be required to pay the surplus to PGI up to $2.0 million.  As of the end of the quarter management expects that we will be required to pay PGI the $2.0 million for the working capital adjustment.

2. ACQUISITION (Continued)

The following table provides the estimated fair value of assets acquired and liabilities assumed in the Xpedite Business acquisition.  The preliminary purchase price allocation is based on the estimated fair value of assets acquired and liabilities assumed:

Cash	$5,485,750
Accounts receivable	16,389,901
Prepaid expenses and other current assets	1,883,623
Fixed assets	16,086,492
Intangible assets — customer relationships	34,800,000
Intangible assets — software	16,400,000
Intangible assets — non-competes	1,200,000
Other Assets	300,493
Accounts payable and Accrued Expenses	(12,791,105)
Other current liabilities	(197,258)
Capital leases	(199,182)
Long term liabilities	(543,157)
Fair value of net assets acquired	78,815,557
Goodwill	28,184,443
Total purchase price	$107,000,000

Estimates of acquired intangible assets are as follows:
Acquired Intangible Assets	Estimated Fair Value	Weighted Average Estimated Useful Life (yrs)
Customer Relationships	$34,800,000	10-12
Internally developed software	16,400,000	8-10
Non-competes	1,200,000	5
Goodwill	28,184,443	Non-amortizable

As part of the allocation of the purchase price, using an independent valuation expert’s preliminary results, the Company has recorded certain tangible assets, intangible assets and goodwill. The preliminary results are subject to adjustment upon finalization of the valuation. The final allocation price could differ materially from the preliminary allocation. Any subsequent changes to the purchase price allocation that result in material changes to our consolidated financial results will be adjusted retrospectively.

The Goodwill and Intangibles acquired in the Xpedite acquisition were all related to the On Demand business segment.

2. ACQUISITION (Continued)

Pro Forma Financial Information

The pro forma statements below are for the combined entities and demonstrate the statement of operations as if the transaction had occurred as of the beginning of the quarters ended October 31, 2009.  The statements for the Xpedite Business are based on carve-out financial statements provided by PGI, and as such, reflect expenses incurred by PGI in order to support their management structure and includes allocations deemed reasonable by PGI’s management.

Pro Forma Consolidated Combined Statement of Operations
(in thousands)
	Three Months Ended October 31,
	2010	2009

Service revenues, net	$48,125	$52,772
Cost of services	16,660	19,454
Gross profit	31,465	33,318

Operating expenses:
Product development and enhancement	3,021	3,439
Selling and marketing	8,671	10,368
General and administrative	23,733	29,248

Operating income	(3,960)	(9,737)

Other income (expense):
Interest expense, net	(1,340)	(1,412)
Foreign exchange gain	208	340
Other income	122	54
Income before income taxes	(4,970)	(10,755)
Benefit for income taxes	(1,889)	(3,011)
Net income	(3,081)	(7,744)

Dividends on preferred stock	(50)	(216)
Net income attributable to common stockholders	$(3,131)	$(7,960)

Basic income per common share	$(0.11)	$(0.30)

Diluted income per common share	$(0.11)	$(0.30)

Weighted average number of common shares outstanding — basic	29,261	26,269

Weighted average number of common shares outstanding — diluted	29,261	29,269

The pro forma statements reflect the results of operations for the Company for its fiscal quarters ended October 31, 2010 and 2009, and the results of operations for the Xpedite Business for its fiscal quarters ended September 30, 2010 and 2009. The pro forma adjustments used to prepare the statements above, include the removal of intercompany interest between the Xpedite Business and PGI of $0 in 2009 and $71,000 in 2010 as well as the removal of the amortization of the intangible assets for the Xpedite Business due to the revaluation of intangibles that was performed subsequent to the acquisition of $29,000 in 2009 and $23,000 in 2010.  In addition to the removal of expenses for the Xpedite Business, interest expense has been increased by $926,000 in 2009 and $561,000 in 2010 to reflect the new debt agreement and amortization of the intangibles has been increased by $1,306,000 for 2009 and 2010 in order to reflect the new value of the intangibles subsequent to the acquisition date.

2. ACQUISITION (Continued)

For the 10 day period ending October 31, 2010 the Xpedite Business provided approximately $474K in net income for the On Demand business segment, which consisted of approximately $2.9 million in gross revenue and $2.4 million in expenses.

3. ACQUIRED INTANGIBLE ASSETS AND GOODWILL

Intangible assets net of accumulated amortization are summarized as follows:

	Weighted average amortization period (years)	October 31, 2010	July 31, 2010

Purchased customer relationships	6-12	$52,726,101	$17,853,802
Internally developed systems	4-10	26,974,244	10,516,331
Non-Competes	5	1,200,000	—
Trade names	<1	3,745,539	3,733,670
Intangible assets, gross		$84,645,884	$32,103,803
Less accumulated amortization:
Purchased customer relationships		$(8,093,155)	(7,437,966)
Internally developed systems		(9,259,953)	(8,640,564)
Non-Competes		(6,452)	—
Trade names		(159,921)	(150,992)
Accumulated amortization		(17,519,481)	(16.229,522)
Intangible assets, net		$67,126,403	$15,874,281

Trade names in the amount of $3,495,539 are not amortizable.

The changes in the carrying amount of intangible assets for the quarter ended October 31, 2010 is as follows:

Balance at July 31, 2010	$15,874,281

Purchases of customer relationships	34,800,000
Purchase of internally developed software	16,400,000
Purchase of non-competes	1,200,000
Intangible amortization	(1,318,375)
Foreign currency effect	170,497
Balance at October 31, 2010	$67,126,403

The changes in the carrying amount of goodwill for the quarter ended October 31, 2010 as follows:

Balance at July 31, 2010	$34,454,935

Goodwill purchased	28,184,443
Foreign currency effect	137,397
Balance at October 31, 2010	$62,776,775

4. NOTES PAYABLE

Long term debt and capital lease obligations at October 31, 2010 and July 31, 2010 are as follows:

	October 31, 2010	July 31, 2010

Term Loan	$110,000,000	$25,416,667
Revolving Line of Credit	12,000,000	—
Capital Leases	199,182	—
Subtotal	122,199,182	25,416,667
Less current portion of capital leases	91,261	—
Less debt discount	2,183,540	474,552
Less current portion of long term debt	27,810,599	15,257,852
Long term debt	$92,113,782	$9,684,263

On October 21, 2010 we acquired the Xpedite Business for $105 million in cash.  We paid for the acquisition with $5 million of cash on hand and a new credit facility consisting of a $110 million term loan and a $20 million revolving loan, which also refinanced our existing credit facility indebtedness.  The 2010 Loans call for quarterly payments of $4,125,000 with interest and a final balloon payment in 2014, with interest, which commence on January 31, 2011.

The debt discount consists of bank fees associated with the closing of the 2010 loans totaling approximately $2.2 million.  The other expenses related to the 2010 acquisitions were expensed as incurred in accordance with ASC 805 Business Combinations and total approximately $1.6 million.

The Credit Agreement for the 2010 Loans contains usual and customary covenants for financings of this type, including, among other things: (i) requirements to deliver financial statements, other reports and notices; (ii) restrictions on additional indebtedness; (iii) restrictions on dividends, distributions and redemptions of equity and repayment of subordinated indebtedness; (iv) restrictions on liens; (v) restrictions on making certain payments; (vi) restrictions on investments; (vii) restrictions on asset dispositions and other fundamental changes; and (viii) restrictions on transactions with affiliates.  In addition, the Credit Agreement contains certain financial covenants, including, among other things: (i) a maximum leverage ratio; (ii) a minimum fixed charge coverage ratio; (iii) a minimum amount of consolidated adjusted EBITDA; (iv)a minimum amount of liquidity; and (v) a maximum amount of capital expenditures. Without the permission of the Lenders, our ability to complete material acquisitions will be restricted.  A default on any of these restrictions and covenants will cause, in certain circumstances, the amounts due under such agreements to become due and payable upon demand.

Borrowings under the Credit Agreement bear interest, at the Company’s election, at a rate tied to one of the following rates, in each case plus a specified margin: (i) the higher of (1) the Administrative Agent’s prime lending rate, (2) the U.S. Federal Funds Rate plus 0.5%, and (3) adjusted one-month LIBOR plus 1.0%; (ii) adjusted LIBOR for the interest period of such borrowing; and (iii) a LIBOR index rate. The interest margin for each such type of borrowing varies from 1.75% to 4.50%, depending on the Company’s consolidated leverage ratio at the time of such borrowing.

5. STOCKHOLDERS’ EQUITY

Dividends

The holders of the outstanding shares of our series C preferred stock are entitled to receive a 4% per share annual cumulative dividend payable in cash or shares of common stock at our option.  Dividends accrue and are cumulative on a daily basis, whether or not earned or declared.  The series C preferred stock has a par value of $0.01 and a liquidation value of $1,000 per share.

5. STOCKHOLDERS’ EQUITY (Continued)

As of October 31, 2010 and July 31, 2010, accrued dividends, for the series C preferred stock, of $166,575 and $116,164, respectively, were included in accrued expenses on our balance sheet. Total liquidation preferences of the series C preferred stock were $5,166,575 and $5,116,164 at October 31, 2010 and July 31, 2010, respectively.

6. FAIR VALUE REPORTING

GAAP clarifies that fair value is an exit price, representing the amount that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

•	Level 1 — Observable inputs such as quoted prices in active market;

•	Level 2 — Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

•	Level 3 — Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at October 31, 2010:

	Quoted Prices in Active Markets for Identical Assets (Liabilities) (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount
Cash	$15,070,141	—	—	$15,070,141
Cash Equivalents	$3,014,400	—	—	$3,014,400
Notes Payable	—	—	$(120,865,058)	$(120,015,642)

The carrying amount of the notes payable contains a $2,183,540 discount. Management believes that the assets can be liquidated without restriction.

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

In connection with the termination of an agreement to sell the portal operations of our discontinued India.com business, one of our subsidiaries is party to pending litigation (India.com v. Dalal). Judgment was entered against the subsidiary in the amount of $1,482,347.  We are pursuing an appeal in the U.S. Court of Appeals for the Second Circuit and expect a decision toward the end of 2010 or early 2011.

As a result of a New York state sales tax audit completed in 2005 of EasyLink Services International, Inc., a dissolved subsidiary of EasyLink Services Corporation, EasyLink Services International, Inc. was assessed approximately $450,000 in tax, interest, and penalties on sales for the sales tax period beginning March 1, 2001 and ending May 31, 2004.  EasyLink Services International, Inc. appealed the assessment administratively to the New York Division of Tax Appeals, which resulted in an opinion in 2008 in favor of EasyLink Services International, Inc.  In late July 2009, after appeal by the New York Department of Taxation and Finance, the decision was reversed by the administrative New York Tax Appeals Tribunal and remanded back to the administrative law judge to determine allocation and penalty issues.  On remand, the Administrative Law Judge upheld Tax Department's position on the allocation issues but agreed with EasyLink on the penalty issues and cancelled all penalties.  The Administrative Law Judge's decision on remand is now being appealed back to the Tribunal.

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

8. INTERIM SEGMENT DISCLOSURES

Our operations are divided into two business segments, which are defined as follows:

•	Supply Chain Messaging Segment (“Supply Chain”), which includes all our electronic data interchange (“EDI”) and telex services.

•	On Demand Messaging Segment (“On Demand”), which includes all fax, e-mail, document capture and management (“DCM”), workflow and Notify services

The table below summarizes information about operations for the fiscal quarters ended October 31, 2010 and 2009 which includes 10 days of operations of the recently acquired Xpedite Business:

	Supply Chain	On Demand	Total
Quarter Ended October 31, 2010
Revenue from external customers	$9,781,393	$12,954,487	$22,735,880
Segment gross profit	$7,245,919	$8,898,683	$16,144,602

The following is a reconciliation of operating segment income to net income for the quarter ended October 31, 2010:

Segment gross profit	$16,144,602
Corporate expenses	14,082,526
Operating income	2,062,076
Other income (expense), net	(502,170)
Income before income taxes	1,559,906
Income tax expense	592,764
Net income	$967,142

	Supply Chain	On Demand	Total
Quarter Ended October 31, 2009
Revenue from external customers	$10,571,248	$9,926,893	$20,498,141
Segment gross profit	$7,776,926	$6,634,350	$14,411,276

The following is a reconciliation of operating segment income to net income for the quarter ended October 31, 2009:

Segment gross profit	$14,411,276
Corporate expenses	12,350,890
Operating income	2,060,386
Other income (expense), net	(152,540)
Income before income taxes	1,907,846
Income tax expense	543,860
Net income	$1,363,986

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

Our core services include EDI services, fax services, telex services and other services that are integral to the movement of money, materials, products, people and information in the global economy including documents such as insurance claims, trade and travel confirmations, purchase orders, invoices, shipping notices and funds transfers that help our customers to be more efficient and mobile. Our operations include two business segments defined as follows:

•	Supply Chain segment, which includes all our EDI and telex services.

•	On Demand segment, which includes all fax, e-mail, DCM, workflow and Notify (which includes the acquired Xpedite Business) services.

Global macro economic trends are important barometers for our business. Changes in the level of economic activity are reflected directly in the volumes of our services used by our customers in both segments of our business. As the United States and global economies have experienced recession, we have seen a decrease in the volume of demand for our services from existing customers, as well as increasing pricing pressure and customer bankruptcies and reorganizations. However, extended economic slowdowns can possibly improve customer acquisition opportunities as larger companies look to outsource business functions in our service segments to reduce internal costs. We expect volume trends to reverse when and as the United States and global economies move into a more robust recovery and current unemployment levels begin to decline. Our management has taken steps to adjust our cost structure to reflect the decrease in demand for our services, which steps have positively impacted our profitability.  However, there can be no assurance that we can achieve further offsetting cost reductions if revenue was to drop significantly.

On October 21, 2010, we acquired the iSend and iNotify advanced messaging businesses (the “Xpedite Business”) from Premiere Global Services, Inc. (“PGI”) for $105 million in cash, through the purchase of PGI’s wholly-owned subsidiaries Xpedite Systems, LLC and Premiere Global Services (UK) Limited and certain related assets owned by PGI’s subsidiary Premiere Conferencing (Canada) Limited.  We paid for the acquisition with $5 million of cash on hand and a new credit facility consisting of a $110 million term loan and a $20 million revolving loan, which also refinanced our existing credit facility indebtedness.  The operating results of the Xpedite Business are included in the financial results for our first fiscal quarter only from the date of acquisition.  The Xpedite Business is expected to significantly increase our revenue in our On Demand segment, with related impacts on the cost of revenue and other items in our results of operations, compared to prior periods.  The integration of the Xpedite Business and the servicing of the acquisition debt will be important drivers of our financial results in future reporting periods.

Approximately 25% of our quarterly revenue in the current quarter came from international operations, and this ratio will increase in future periods due to the acquisition of the Xpedite Business and the inclusion of its operations for full reporting periods.  Accordingly, our revenue can vary based on the performance of non-US economies and on the prevailing exchange rates of the relevant currencies (principally, the Euro, the British pound, and the Japanese yen) compared to the US dollar.

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

We discuss our critical accounting policies in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the year ended July 31, 2010. There have been no significant changes in our critical accounting policies since July 31, 2010.

Three Months Ended October 31, 2010 Compared with the Three Months Ended October 31, 2009
Results of Operations

The following table reflects consolidated operating data by reported segment including 10 days of revenue and expense contributed by the Xpedite Business which was acquired on October 21, 2010.  All significant intersegment activity has been eliminated. Accordingly, the segment results below exclude the effect of transactions with our subsidiaries.  The Xpedite Business provided approximately $474,000 in net income for the On Demand business segment, which consisted of approximately $2.8 million in gross revenue and $2.4 million in expenses.

	Three Months Ended October 31,
	2010	2009	Variance
Revenue:
Supply Chain Messaging
EDI Services	$8,084,158	$8,434,060	$(349,902)
Telex Services	1,697,235	2,137,188	(439,953)
Total Supply Chain Messaging	9,781,393	10,571,248	(789,855)

On Demand Messaging
Fax Services	11,188.323	8,087,207	3,101,116
DCM Services	497,408	515,231	(17,823)
Other Services	1,268,756	1,324,455	(55,699)
Total On Demand Messaging	12,954,487	9,926,893	3,027,594

Total Revenue:	22,735,880	20,498,141	2,237,739

Cost of Revenue:
Supply Chain Messaging	2,535,474	2,794,322	(258,848)
On Demand Messaging	4,055,804	3,292,543	763,261
Total Cost of Revenue	6,591,278	6,086,865	504,413

Gross Margin:
Supply Chain Messaging	7,245,919	7,776,926	(531,007)
On Demand Messaging	8,898,683	6,634,350	2,264,333
Total Gross Margin	16,144,602	14,411,276	1,733,326

Product Development and Enhancement	1,938,151	1,858,874	79,277
Selling and Marketing	2,957,710	3,269,434	(311,724)
General and Administrative	9,186,665	7,222,582	1,964,083
Total product, selling and G&A expenses	14,082,526	12,350,890	1,731,636

Other (expense) income	(502,170)	(152,540)	(349,630)
Income before income taxes	$1,559,906	$1,907,846	$(347,940)

Revenue — Total revenue for the three months ended October 31, 2010 was approximately $22.7 million, an increase of approximately $2.2 million or 10.9%, as compared to the three-month period ended October 31, 2009. This increase in revenue is primarily due to the acquisition of the Xpedite Business on October 21, 2010.

The Supply Chain Messaging segment decreased approximately $790,000, or 7.5%, from the three-month period ended October 31, 2009, as compared to the three-month period ended  October 31, 2010, due to a decrease of approximately $350,000 (a 4.1% decrease)  in EDI services due to lower customer volumes in the current economic environment and a decrease of approximately $440,000 (a 20.6% decrease) in Telex services due to decreased customer volumes resulting from a switch to technologies with enhanced features.

The On Demand Messaging segment increased approximately $3.0 million, or 30.4%, from the three-month period ended October 31, 2009, as compared to the three-month period ended  October 31, 2010, due to an increase of approximately $3.1 million (a 38.3% increase) for fax services.  The fax revenue related to the acquisition of the Xpedite Business was approximately $2.9 million.  The increase in revenue was partially offset by decreases of approximately $18,000 (a 3.5% decrease) for DCM services and approximately $55,000 (a 4.2% decrease) in other revenue.

Cost of Revenue — Total cost of revenue increased approximately $504,000, or 8.2%, from the three-month period ended October 31, 2009, as compared to the three-month period ended October 31, 2010.  The Xpedite Business contributed approximately $1.1 million, or 21.0%, to the cost of revenue and building related expenses increased approximately $109,000 (a 47.3% increase) due to additional co-location facility expenses.  These increases were partially offset by reductions in labor and related expenses of approximately $95,000 (a 6.3% decrease) including approximately $541,000 (an 18.7% decrease) in telecom related expenses, and approximately $117,000 in reduced equipment expense (a 13.0 % decrease).  The decreases were related to cost cutting efforts by management and reduced telecom expenses due to decreased customer traffic.

Gross Profit and Gross Margin — Gross profit increased approximately $1.7 million, or 12.0%, from the three-month period ended October 31, 2009, as compared to the three-month period ended October 31, 2010.  The gross margin for the legacy business was relatively flat for the period due to reduced expenses which offset the reduced revenues.  The Xpedite Business contributed a gross margin of approximately $1.7 million.

Product Development — Product development costs increased approximately $79,000, or 4.3%, from the three-month period ended October 31, 2009, as compared to the three-month period ended October 31, 2010.  The Xpedite Business contributed approximately $204,000, or 10.5%, to the product development expense and other expenses increased by approximately $17,000 (an 87.1% increase).  These increases were partially offset by a reduction in labor and related expenses of $119,000 (a 6.6% decrease) and approximately $24,000 in reduced equipment expense (a 56.2% decrease) due to decreased maintenance expenses.

Selling and Marketing — Selling and marketing expenses decreased approximately $312,000, or 9.5%, from the three-month period ended October 31, 2009, as compared to the three-month period ended  October 31, 2010. These decreased costs consisted mainly of a reduction in labor and related expenses of $441,000 (a 19.7% decrease), a decrease in outside professional services of approximately $258,000 (a 42.6% decrease), a decrease of approximately $25,000 (a 10.4% decrease) in travel related costs, and a decrease of approximately $24,000 (a 26.7% decrease) in marketing expenses, and a decrease of approximately $16,000 (a 28.4% decrease) in building related expenses.  The reductions were partially offset by the Xpedite Business which contributed approximately $457,000, or 15.4%, of expense.  The reductions are due to head count cost saving measures implemented by management and reduced commissions paid for inside and outside sales.

General and Administrative— General and administrative expenses increased approximately $2.0 million, or 27.5%, from the three-month period ended October 31, 2009, as compared to the three-month period ended  October 31, 2010. The increase in expenses was attributed to an approximate $1.6 million charge for professional fees related to the Xpedite Business and approximately $309,000 (an 11.9% increase) in labor and related expenses.  In addition, the Xpedite Business contributed approximately $600,000 in expense for the period.  These increases were partially offset by a decrease of approximately $197,000 (an 11.9% decrease) in equipment expense for reduced hardware and software maintenance, a decrease of approximately $173,000 (an 18.9% decrease) in building related expenses for rent, and a decrease of approximately $129,000 (a 9.3% decrease) in outside professional fees.

Operating Income — Operating income was essentially flat from the three-month period ended October 31, 2009, as compared to the three-month period ended October 31, 2010  The $1.9 million of acquisition related expenses were partially offset by reduced operating expenses and the approximate $494,000 in operating income contributed by the Xpedite business for the 10 day period.

Other Income (Expense) — Other expenses for the three-month period ended October 31, 2010 consist mainly of net interest expense of approximately $810,000 which included approximately $314,000 in net cash interest expense and approximately $496,000 in non-cash interest expense which mainly consisted of the accelerated amortization of the discount on our previous credit facility that refinanced in connection with the 2010 Loan used to purchase the Xpedite business. These expenses were partially offset by $186,000 in foreign exchange gains and $122,000 in other income.

Net income — Net income decreased approximately $397,000, or 29.1%, from the three-month period ended October 31, 2009, as compared to the three-month period ended October 31, 2010, due primarily to the increase in net interest expense.

Liquidity and Capital Resources

Our principal source of liquidity consists of cash generated from operations. As the majority of our revenue is reoccurring under contract, it is primarily affected by the volumes incurred by the customer using the underlying messaging service. Operating expenses are primarily driven by labor and telecom costs which are directly tied to customer utilization of messaging services. Cash and cash equivalents decreased approximately $2.4 million to a total balance of approximately $18.1 million as of October 2010 from approximately $20.5 million as of July 31, 2010. This decrease in cash was primarily caused by approximately $2.2 million in net cash used for the bank fees related to the purchase of the Xpedite Business.

Our liquidity will be affected by the new credit facility consisting of a $110 million term loan and a $20 million revolving loan (of which $12 million is outstanding) (the “2010 Loans”), which refinanced our existing credit facility.  The 2010 Loans call for quarterly payments of $4,125,000 with interest and a final balloon payment in 2014, with interest, which commence on January 31, 2011.

The Credit Agreement for the 2010 Loans contains usual and customary covenants for financings of this type, including, among other things: (i) requirements to deliver financial statements, other reports and notices; (ii) restrictions on additional indebtedness; (iii) restrictions on dividends, distributions and redemptions of equity and repayment of subordinated indebtedness; (iv) restrictions on liens; (v) restrictions on making certain payments; (vi) restrictions on investments; (vii) restrictions on asset dispositions and other fundamental changes; and (viii) restrictions on transactions with affiliates.In addition, the Credit Agreement contains certain financial covenants, including, among other things: (i) a maximum leverage ratio; (ii) a minimum fixed charge coverage ratio; (iii) a minimum amount of consolidated adjusted EBITDA; (iv) a minimum amount of liquidity; and (v) a maximum amount of capital expenditures. Without the permission of the Lenders, our ability to complete material acquisitions will be restricted.  A default on any of these restrictions and covenants will cause, in certain circumstances, the amounts due under such agreements to become due and payable upon demand.

Borrowings under the Credit Agreement bear interest, at the Company’s election, at a rate tied to one of the following rates, in each case plus a specified margin: (i) the higher of (1) the Administrative Agent’s prime lending rate, (2) the U.S. Federal Funds Rate plus 0.5%, and (3) adjusted one-month LIBOR plus 1.0%; (ii) adjusted LIBOR for the interest period of such borrowing; and (iii) a LIBOR index rate. The interest margin for each such type of borrowing varies from 1.75% to 4.50%, depending on the Company’s consolidated leverage ratio at the time of such borrowing.

An adjustment to the purchase price of the Xpedite Business will be made during the second quarter of 2011 based on the working capital of the acquired entity at the acquisition date as defined in the Security and Asset Purchase Agreement dated October 21, 2010 entered into in connection with the acquisition of the Xpedite Business.  If the working capital is less than $6.4 million, PGI will pay for the shortfall.  If the working capital is greater than $6.4 million we will be required to pay the surplus to PGI up to$2.0 million.  Upon the review of the quarterly numbers management believes that we will owe PGI the $2.0 million for the working capital.

The accounts receivable increased approximately $19.4 million in the first quarter due primarily to the acquisition of the Xpedite Business which has a balance of approximately $19.3 million as of October 31, 2010.  Management believes that existing cash and cash equivalent balances and cash provided from operations will provide sufficient liquidity to meet the operating and capital expenditure needs for existing operations during the next twelve months.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

Item 4T. Controls and Procedures

Disclosure Controls and Procedures

Our management has established and maintained disclosure controls and procedures as defined in Exchange Act Rules  13a-15(e) and 15d-15(e) that are designed to provide reasonable assurance that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized, reported and is accumulated and communicated to the Chief Executive Officer and Chief Financial Officer, as appropriate, by others within the entity to allow timely decisions regarding required disclosure.  Our management, including the Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the disclosure controls and procedures and, based on this evaluation, have concluded that disclosure controls and procedures were effective at a reasonable assurance level as of the end of the period covered by the report.  We continually reviews the respective disclosure controls and procedures and make changes, as necessary, to ensure the quality of our financial reporting.

Internal Controls over Financial Reporting

On October 21, 2010, we acquired the Xpedite Business from Premiere Global Services, Inc.  Our management is in the process of integrating financial accounts of the Xpedite Business into our current financial accounting system.  Our management expects to complete the integration by the end of the second quarter of fiscal year 2011.  This initiative is substantial in scale, and will result in significant changes to our internal control over financial reporting once completed (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that will materially affect, or are reasonably likely to materially affect, its internal control over financial reporting.

There have been no changes in internal control over financial reporting that occurred during the first quarter of fiscal year 2011 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

In connection with the termination of an agreement to sell the portal operations of our discontinued India.com business, one of our subsidiaries is party to pending litigation (India.com v. Dalal). Judgment was entered against the subsidiary in the amount of $1,482,347.  We are pursuing an appeal in the U.S. Court of Appeals for the Second Circuit and expect a decision toward the end of 2010 or early 2011.

As a result of a New York state sales tax audit completed in 2005 of EasyLink Services International, Inc., a dissolved subsidiary of EasyLink Services Corporation, EasyLink Services International, Inc. was assessed approximately $450,000 in tax, interest, and penalties on sales for the sales tax period beginning March 1, 2001 and ending May 31, 2004.  EasyLink Services International, Inc. appealed the assessment administratively to the New York Division of Tax Appeals, which resulted in an opinion in 2008 in favor of EasyLink Services International, Inc.  In late July 2009, after appeal by the New York Department of Taxation and Finance, the decision was reversed by the administrative New York Tax Appeals Tribunal and remanded back to the administrative law judge to determine allocation and penalty issues.  On remand, the Administrative Law Judge upheld Tax Department's position on the allocation issues but agreed with EasyLink on the penalty issues and cancelled all penalties.  The Administrative Law Judge's decision on remand is now being appealed back to the Tribunal.

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

Item 1A. Risk Factors

The following Risk Factor disclosure updates the risk factors as disclosed in our 2010 Annual Report on Form 10-K previously filed with the SEC.

Acquisitions are central to our growth plan.  If we cannot find, finance and integrate accretive acquisitions, our financial results may suffer.

Our ability to implement our business plan depends on identifying appropriate acquisitions, negotiating accretive financial terms, obtaining additional financing at affordable costs and successfully integrating the acquired businesses.  The shortage of available credit at reasonable costs in fiscal 2009 prevented us from closing a significant transaction and the shortage of available credit at reasonable costs in fiscal 2010 slowed our ability to identify financeable transactions.  If our acquisition efforts are not successful, our business and financial results may suffer.  If we are successful in our acquisition efforts, we expect that we will need to continue to manage and to expand multiple relationships with customers, Internet service providers and other third parties.  We also expect that we will need to continue to improve our financial systems, procedures and controls and will need to expand, train and manage our workforce, particularly our information technology and sales and marketing staffs.  Our acquisition of the Xpedite Business presents all of these challenges, and any failure to meet them may have a material adverse effect on our financial condition, results of operations or cash flow.

For additional risk factors see those disclosed in our Annual Report on Form 10-K for the year ended July 31, 2010 previously filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. [Removed and Reserved]

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

Date: December 15, 2010

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