Form 10-Q
period 2011-01-31
EASYLINK SERVICES INTERNATIONAL CORP
filed 2011-03-15
CIK 894738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2011 or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this Chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of February 28, 2011, the issuer had outstanding 30,134,241 shares of class A common stock.

EASYLINK SERVICES INTERNATIONAL CORPORATION

PARTI. FINANCIAL INFORMATION

Item 1. Financial Statements

EASYLINK SERVICES INTERNATIONAL CORPORATION
Condensed Consolidated Balance Sheets
As of January 31, 2011 and July 31, 2010
(Unaudited)

	January 31, 2011	July 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$21,222,826	$20,474,709
Accounts receivable, net of allowance for doubtful accounts and allowance for sales returns and allowances of $2,368,592 and $1,662,502, respectively	31,095,126	11,480,688
Prepaid expenses and other current assets	4,320,669	1,865,013
Deferred tax asset	6,617,049	6,597,983
Total current assets	63,255,670	40,418,393

Property and equipment, net of accumulated depreciation of $19,853,776 and $16,379,755, respectively	19,562,973	5,521,146
Goodwill	62,952,883	34,454,935
Other intangible assets, net	64,660,854	15,874,281
Deferred tax asset, net of valuation allowance	5,805,870	7,588,257
Other assets	953,190	629,261
Total assets	$217,191,440	$104,486,273

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,006,361	$2,310,168
Notes payable	27,923,210	15,257,852
Accrued expenses	20,095,339	8,740,386
Accrued dividends, deferred revenue and other current liabilities	3,954,825	1,497,174
Total current liabilities	56,979,735	27,805,580

Notes payable, long term	88,125,941	9,684,263
Other liabilities	563,559	285,017
Total liabilities	145,669,235	37,774,860

Commitments and contingencies
Stockholders’ Equity:
Preferred stock:
Series C Preferred Stock — par value $.01 per share, 5,000,000 shares authorized, 44.76 votes per share; 5,000 shares issued and 5,000 outstanding at July 31, 2010 (liquidation value of $5,116,164)	—	50
Common stock:
Class A — par value $.01 per share, 300,000,000 shares authorized, one vote per share; 31,134,241 and 30,255,293 shares issued at January 31, 2011 and July 31, 2010, respectively	311,343	302,553
Additional paid-in capital	133,355,892	132,798,748
Treasury stock — 1,000,000 shares as of January 31, 2011 and July 31, 2010	(2,122,288)	(2,122,288)
Accumulated other comprehensive loss	(5,455,661)	(5,796,782)
Accumulated deficit	(54,567,081)	(58,470,868)
Total stockholders’ equity	71,522,205	66,711,413

Total liabilities and stockholders’ equity	$217,191,440	$104,486,273

See accompanying notes which are an integral part of these condensed consolidated financial statements.

EASYLINK SERVICES INTERNATIONAL CORPORATION
Condensed Consolidated Statements of Operations
 For the three and six months ended January 31, 2011 and 2010
(Unaudited)

	Three Months		Six Months
	2011	2010	2011	2010

Service revenues, net	$47,424,541	$20,403,935	$70,160,421	$40,902,076
Cost of services	17,493,815	5,676,554	24,085,093	11,763,419
Gross profit	29,930,726	14,727,381	46,075,328	29,138,657

Operating expenses:
Product development and enhancement	3,557,429	1,756,492	5,495,580	3,615,367
Selling and marketing	6,775,506	3,228,163	9,733,216	6,497,597
General and administrative	12,399,010	6,646,443	19,987,905	13,869,024
Acquisition and integration related	817,132	—	2,414,914	—
Total Operating expenses	23,549,077	11,631,098	37,631,615	23,981,988

Operating income	6,381,649	3,096,283	8,443,713	5,156,669

Other income (expense):
Interest expense	(1,598,086)	(433,725)	(2,411,183)	(927,558)
Other non-operating income (expense)	23,289	(104,670)	334,227	236,622
Total Other income (expense)	(1,574,797)	(538,395)	(2,076,956)	(690,936)

Income before income taxes	4,806,852	2,557,888	6,366,757	4,465,733
Provision for income taxes	1,867,813	1,250,323	2,460,577	1,794,183
Net Income	2,939,039	1,307,565	3,906,180	2,671,550

Dividends on preferred stock	(1,961,978)	(216,187)	(2,012,389)	(432,375)
Net income attributable to common stockholders	$977,061	$1,091,378	$1,893,791	$2,239,175

Basic income per common share	$.03	$.04	$.06	$.09

Diluted income per common share	$.03	$.04	$.06	$.08

Anti-dilutive stock options, restricted stock, warrants, and Series C preferred stock	114,309	4,231,043	615,914	4,211,297

Weighted average number of common shares outstanding – basic	29,448,256	26,279,942	29,354,428	26,274,557

Weighted average number of common shares outstanding –diluted	31,562,960	29,426,187	30,890,350	29,413,353

See accompanying notes which are an integral part of these condensed consolidated financial statements.

EASYLINK SERVICES INTERNATIONAL CORPORATION
Condensed Consolidated Statement of Cash Flows
For the six months ended January 31, 2011 and 2010
(Unaudited)

	Six Months
	2011	2010

Cash flows from operating activities:
Net income	$3,906,180	$2,671,550
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,922,453	4,108,326
Bad debt expense	700,837	249,621
Amortization of discount and other non-cash interest expense	678,322	284,430
Deferred tax expense	1,763,321	1,652,211
Non-cash charges for equity instruments issued for compensation and services	649,722	455,302
Non-cash equity in losses of investment and other non-cash items	—	105,351
Changes in assets and liabilities
Accounts receivable	(3,925,375)	(1,712,024)
Prepaid expenses and other assets	(595,470)	687,842
Accounts payable	(1,319,405)	(412,464)
Accrued expenses	2,036,607	219,054
Other liabilities	2,110,857	(400,639)
Net cash provided by operating activities	12,928,049	7,908,560

Cash flows from investing activities:
Purchases of property and equipment	(1,075,053)	(675,398)
Acquisition, net of cash acquired	(101,314,250)	—
Net cash used in investing activities	(102,389,303)	(675,398)

Cash flows from financing activities:
Borrowings of notes payable	122,000,000	—
Repayments of notes payable and capital lease	(31,769,381)	(2,510,688)
Dividends paid	(200,000)	(200,000)
Net cash provided (used) financing activities	90,030,619	(2,710,688)

Effect of foreign exchange rate changes on cash and cash equivalents	178,752	899
Net increase in cash and cash equivalents	748,117	4,523,373

Cash and cash equivalents, beginning of period	20,474,709	10,972,365
Cash and cash equivalents, end of period	$21,222,826	$15,495,738

See accompanying notes which are an integral part of these condensed consolidated financial statements.

EASYLINK SERVICES INTERNATIONAL CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. BASIS OF PRESENTATION

These condensed consolidated financial statements of EasyLink Services International Corporation (referred to as “EasyLink,” the “Company,” “we,” “our” or “us”) have been prepared by the Company, without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and, in the opinion of the Company, include all adjustments (which are normal and recurring in nature) necessary to present fairly the financial position of the Company at January 31, 2011 and July 31, 2010, and the results of operations for the three and six months ended January 31, 2011 and  2010 and the cash flows for the six month periods ended January 31, 2011 and 2010. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2010.

Operating results for the three and six month periods ended January 31, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2011 or any future period.

Principles of consolidation and basis of presentation

The consolidated financial statements include the accounts of EasyLink and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

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

In October 2009, the FASB issued ASU No.2009-14 Software (Topic 985) “Certain Revenue Arrangements That Include Software Elements – a consensus of the FASB Emerging Issues Task Force”.  This ASU is only effective for fiscal years beginning on or after June 15, 2010.  The Company has determined that the ASU did not have a material impact on its financial statements.

EASYLINK SERVICES INTERNATIONAL CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

2. ACQUISITION

Xpedite Business

On October 21, 2010 the Company acquired the iSend and iNotify advanced messaging businesses (the “Xpedite Business”) from Premiere Global Services, Inc. (“PGI”) for $105.0 million in cash, through the purchase of PGI’s wholly-owned subsidiaries, Xpedite Systems, LLC and Premiere Global Services (UK) Limited and certain related assets owned by PGI’s subsidiary Premiere Conferencing (Canada) Limited.  The Company paid for the acquisition with $5.0 million of cash on hand and a new credit facility consisting of a $110.0 million term loan (the “Term Loan”) and a $20.0 million revolving loan (together the “2010 Loans”), of which $12.0 million of the revolving loan was drawn upon to refinance the Company's existing credit facility indebtedness.  The 2010 Loans call for quarterly payments of approximately $4.1 million with interest and a final balloon payment in 2014, with interest, which commence on January 31, 2011.

The 2010 Loans are secured by substantially all of the U.S. assets of the Company and guarantees by certain of the international subsidiaries of the Company and related pledges of a portion of the stock of certain of the international subsidiaries. See Note 4, Debt, for additional information regarding the 2010 Loans.

The Company incurred $4.6 million of transaction costs related to the Xpedite acquisition, of which $.8 million and $2.4 million was expensed as incurred in accordance with ASC Topic 805, Business Combinations (“ASC 805”) in the three and six months ended January 31, 2011, respectively and $2.2 million was recorded as a discount to the Term Loan and will be amortized over the same period as the Term Loan.

In accordance with ASC 805, the Company accounted for the acquisition by applying the acquisition method of accounting. The acquisition method of accounting requires that the consideration transferred in a business combination be measured at fair value as of the closing date of the acquisition.

An adjustment to the purchase price has been made based on the working capital of the acquired business at the acquisition date as defined in the Security and Asset Purchase Agreement dated October 21, 2010 entered into in connection with the acquisition of the Xpedite Business.  During the three month period ended January 31, 2011 the Company and PGI agreed upon a working capital adjustment of $1.8 million.  The Company paid the $1.8 million to PGI on February 16, 2011.

EASYLINK SERVICES INTERNATIONAL CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

2. ACQUISITION (Continued)

The following table provides the estimated fair value of assets acquired and liabilities assumed in the Xpedite Business acquisition.  The preliminary purchase price allocation is based on the estimated fair value at October 21, 2010 of assets acquired and liabilities assumed:

Cash	$5,485,750
Accounts receivable	16,389,901
Prepaid expenses and other current assets	1,883,623
Fixed assets	16,086,492
Goodwill	28,347,946
Intangible assets — customer relationships	34,800,000
Intangible assets — software	16,400,000
Intangible assets — non-competes	1,200,000
Other Assets	300,493
Total assets acquired	120,894,205
Accounts payable and Accrued Expenses	13,154,608
Other current liabilities	197,258
Capital leases	199,182
Long term liabilities	543,157
Total liabilities assumed	14,094,205

Net assets acquired	$106,800,000

Estimates of acquired intangible assets are as follows:
	Estimated Fair Value	Weighted Average Estimated Useful Life (yrs)
Customer Relationships	$34,800,000	10-12
Internally developed software	16,400,000	8-10
Non-competes	1,200,000	5
Goodwill	28,347,946	Non-amortizable

The excess of the purchase price over the preliminary net tangible assets and intangible assets was recorded as goodwill. The preliminary allocation of the purchase price was based upon a valuation for which the estimates and assumptions are subject to change within the measurement period (up to one year from the acquisition date). The final allocation price could differ materially from the preliminary allocation. Any subsequent changes to the purchase price allocation that result in material changes to the Company’s consolidated financial results will be adjusted retrospectively.

The goodwill and intangible assets acquired in the Xpedite acquisition were all related to the On Demand business segment.  See Note 8, Segment Results, for additional information regarding the Company’s On Demand business segment.

Based on the evaluation to date, certain fixed assets and the final goodwill allocation are not yet finalized and are subject to change, which could be material. The Company will finalize the amounts recognized as it obtains the information necessary to complete its analysis during the measurement period.

EASYLINK SERVICES INTERNATIONAL CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

2. ACQUISITION (Continued)

Pro Forma Financial Information

The pro forma statements below are for the combined entities and demonstrate the statement of operations as if the transaction had occurred beginning after July 31, 2009.  The statements for the Xpedite Business are based on carve-out financial statements provided by PGI, and as such, reflect expenses incurred by PGI in order to support their management structure and include allocations deemed reasonable by PGI’s management.

Pro Forma Consolidated Combined Statement of Operations
(in thousands, except per share amounts)

	Three Months		Six Months
	2011	2010	2011	2010

Service revenues, net	$47,425	$53,194	$95,550	$105,965
Cost of services	17,494	19,539	34,154	38,993
Gross profit	29,931	33,655	61,396	66,972

Operating expenses:
Product development and enhancement	3,557	3,046	6,580	6,485
Selling and marketing	6,776	10,123	15,446	20,491
General and administrative	12,399	18,529	34,533	47,775
Acquisition and integration related	817	—	2,415	—
Total Operating expenses	23,549	31,698	58,974	74,751

Operating income	6,382	1,957	2,422	(7,779)

Other income (expense):
Interest expense	(1,598)	(1,413)	(2,938)	(2,825)
Other income (expense)	23	(780)	354	(387)

Income before income taxes	4,807	(236)	(162)	(10,991)
Provision (Benefit) for income taxes	1,868	(66)	(45)	(3,077)
Net Income	2,939	(170)	(117)	(7,914)

Dividends on preferred stock	(1,962)	(216)	(2,012)	(432)
Net income attributable to common stockholders	$977	$(386)	$(2,129)	$(8,346)

Basic income per common share	$(0.03)	$(0.01)	$(0.07)	$(0.32)

Diluted income per common share	$(0.03)	$(0.01)	$(0.07)	$(0.28)

Weighted average number of common shares outstanding – basic	29,448	26,280	29,354	26,275

Weighted average number of common shares outstanding –diluted	31,563	29,426	30,890	29,413

EASYLINK SERVICES INTERNATIONAL CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

2. ACQUISITION (Continued)

The pro forma statements reflect the results of operations for the Company for the three and six month periods ended January 31, 2010 and the six month period ended January 31, 2011, and the results of operations for the Xpedite Business for the three and six month periods ended December 31, 2009 and the six month period ended January 31, 2011.  The pro forma adjustments used to prepare the statements above, include the removal of intercompany interest between the Xpedite Business and PGI of $.1 million in the six month period ended January 31, 2011 and $0 million in the three and six month periods ended January 31, 2010, respectively.  General and administrative expenses have been increased for the amortization expense associated with the fair value adjustment at October 21, 2010 of definite lived intangible assets, for a net adjustment of $1.3 million and $2.6 million in the three and six month periods ended January 31, 2010, respectively, and $1.3 million in the six month period ended January 31, 2011.  In addition, interest expense has been adjusted to reflect the 2010 Loans for an increase of $1.0 million and $1.9 million in the three and six month periods ended January 31, 2010, respectively, and $.6 million in the six month period ended January 31, 2011.

For the three and six months ended January 31, 2011 the Xpedite Business provided $1.7 million and $2.0 million, respectively, of net income for the On Demand business segment, which consisted of $28.1 million and $30.9 million in service revenues for the three and six months ended January 31, 2011, respectively.

3. GOODWILL AND OTHER INTANGIBLE ASSETS

Definite lived intangible assets net of accumulated amortization are summarized as follows:

	Weighted average amortization period (years)	January 31, 2011	July 31, 2010

Purchased customer relationships	6-12	$52,732,733	$17,853,802
Internally developed systems	4-10	26,977,219	10,516,331
Non-Competes	5	1,200,000	—
Trade names	<1	3,746,628	3,733,670
Intangible assets, gross		84,656,580	32,103,803
Less accumulated amortization:
Purchased customer relationships		(9,478,348)	(7,437,966)
Internally developed systems		(10,282,077)	(8,640,564)
Non-Competes		(66,452)	—
Trade names		(168,849)	(150,992)
Accumulated amortization		(19,995,726)	(16,229,522)
Intangible assets, net		$64,660,854	$15,874,281

Indefinite lived intangible assets not subject to amortization were $3,496,628 and $3,483,670 at January 31, 2011 and July 31, 2010, respectively.

The Company estimates annual amortization expense for the next five fiscal years will approximate $9.0 million for fiscal year 2011 and $7.0 million thereafter.

EASYLINK SERVICES INTERNATIONAL CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

3. GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

The changes in the carrying amount of intangible assets for the six month period ended January 31, 2011 is as follows:

Balance at July 31, 2010	$15,874,281

Purchases of customer relationships	34,800,000
Purchase of internally developed software	16,400,000
Purchase of non-competes	1,200,000
Intangible amortization	(3,802,734)
Foreign currency effect	189,307
Balance at January 31, 2011	$64,660,854

The changes in the carrying amount of goodwill for the six month period ended January 31, 2011 is as follows:

Balance at July 31, 2010	$34,454,935

Acquisition of Xpedite Business	28,347,946
Foreign currency effect	150,002
Balance at January 31, 2011	$62,952,883

4. DEBT

Long term debt and capital lease obligations at January 31, 2011 and July 31, 2010 are as follows:

	January 31, 2011	July 31, 2010

Term Loan	$105,875,000	$25,416,667
Revolving Line of Credit	12,000,000	—
Capital Leases	175,565	—
Subtotal	118,050,565	25,416,667
Less current portion of capital leases	90,174	—
Less debt discount	2,001,414	474,552
Less current portion of long term debt	27,833,036	15,257,852
Long term debt	$88,125,941	$9,684,263

On October 21, 2010 the Company acquired the Xpedite Business for $105.0 million in cash.  The Company paid for the acquisition with $5.0 million of cash on hand and a new credit facility consisting of a $110.0 million term loan and a $20.0 million revolving loan, which also refinanced the Company’s existing credit facility indebtedness.  The 2010 Loans call for quarterly payments of approximately $4.1 million with interest and a final balloon payment in 2014, with interest, which commence on January 31, 2011.

The debt discount consists of $2.2 million in bank fees incurred in connection with the issuance of the Term Loan. The discount is being amortized as an adjustment to the carrying value of principal with a corresponding charge to interest expense over the remaining life of the Term Loan. The fees are classified as a reduction to current and long-term liabilities within the accompanying Condensed Consolidated Balance Sheets (Unaudited) and are amortized as an adjustment to interest expense over the remaining life of the Term Loan.

The Credit Agreement for the 2010 Loans contains usual and customary covenants for financings of this type, including, among other things: (i) requirements to deliver financial statements, other reports and notices;

EASYLINK SERVICES INTERNATIONAL CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

4. DEBT (Continued)

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

Borrowings under the Credit Agreement bear interest, at the Company’s election, at a rate tied to one of the following rates, in each case plus a specified margin: (i) the higher of (1) the Administrative Agent’s prime lending rate, (2) the U.S. Federal Funds Rate plus 0.5%, and (3) adjusted one-month LIBOR plus 1.0%; (ii) adjusted LIBOR for the interest period of such borrowing; and (iii) a LIBOR index rate. The interest margin for each such type of borrowing varies from 1.75% to 4.50%, depending on the Company’s consolidated leverage ratio at the time of such borrowing.  At January 31, 2011, the Company was in compliance with all covenants under the Credit Agreement.

On February 7, 2011, the Company entered into an interest rate swap (“Swap”) as required by the Credit Agreement for fifty percent (50%) of the then outstanding balance on the Term Loan, which amounted to $52.9 million. The Swap was fixed at an interest rate of 1.83% and was designated as a cash flow hedge with the changes in fair value of the Swap to be recorded in accumulated other comprehensive loss and as a derivative hedge asset or liability, as applicable. The Swap is designed to always cover 50% of the then outstanding Term Loan balance and will be reduced in amount as the Term Loan is paid down.

5.	STOCKHOLDERS’ EQUITY

Dividends

The holders of the outstanding shares of the Company’s series C preferred stock were entitled to receive a 4% per share annual cumulative dividend payable in cash or shares of common stock at our option.  Dividends accrue and are cumulative on a daily basis, whether or not earned or declared.  At July 31, 2010, accrued dividends, for the series C preferred stock, of $.1 million, was included in accrued expenses on the Company’s balance sheet. Total liquidation preferences of the series C preferred stock was $5.1 million

On January 20, 2011, the Company materially modified the rights of the Company’s series C preferred stock by filing a Certificate of Amendment (the “Series C Amendment”) to the Company’s Certificate of Incorporation relating to the Certificate of Powers, Designations, Preferences and Relative, Participating, Optional and Other Special Rights of the Series C Convertible Redeemable Preferred Stock, dated January 5, 2000.  The Series C Amendment modified the terms of the series C preferred stock by (i) adjusting the conversion price of the series C preferred stock from $22.34 to $7.14, and (ii) causing all of the outstanding shares of Series C Stock to be converted into shares of the Company’s class A common stock upon the filing of the Series C Amendment at the $7.14 conversion price, which resulted in the issuance of 700,000 shares of the Company’s class A common stock to the holder of the series C preferred stock.

Under generally accepted accounting principles in the U.S., the difference between the fair market value of the class A common stock the holder of the series C preferred stock would have received under the old conversion terms and the fair market value of the class A common stock actually received upon conversion under the new terms must be recorded as a dividend.  As a result, the Company recorded a onetime non-cash dividend of approximately $1.96 million upon conversion of the series C preferred shares into class A common stock.

EASYLINK SERVICES INTERNATIONAL CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

6. FAIR VALUE REPORTING

ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”) requires that fair value is an exit price, representing the amount that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. The valuation techniques required by ASC 820 are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions made by the Company. These two types of inputs create the following fair value hierarchy:

•	Level 1 — Observable inputs such as quoted prices in active market;

•	Level 2 — Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

•	Level 3 — Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at January 31, 2011:

	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount
Assets:
Cash	$21,144,741	—	—	$21,144,741
Cash Equivalents	78,085	—	—	78,085
Total Assets	$21,222,826			$21,222,826

Liabilities:
Notes Payable	—	—	$105,820,485	$116,049,151
Total Liabilities	—	—	$105,820,485	$116,049,151

The carrying amount of the notes payable contains a $2.0 million discount. The Company believes that the assets can be liquidated without restriction.

7. COMMITMENTS AND CONTINGENCIES

Litigation

From time to time, the Company may be party to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business.  While the outcome of these matters cannot be predicted with certainty, the Company does not believe that the outcome of any of these claims or any of the legal matters mentioned elsewhere in this Quarterly Report on Form 10-Q will have a material adverse effect on its consolidated financial position, results of operations or cash flow.

In June 2008, j2 Global Communications, Inc. (“j2”) brought a patent infringement lawsuit against the Company, alleging that the Company infringes upon three of j2's patents, U.S. Patent Nos. 6,597,688, 7,020,132 and 6,208,638.  The case is pending in the U.S. District Court for the Central District of California and is currently in the discovery phase. The Company has denied infringing any of the j2 patents and has filed a counterclaim seeking a declaratory judgment that the j2 patents are invalid. The case is scheduled for trial in August 2011.

EASYLINK SERVICES INTERNATIONAL CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

7. COMMITMENTS AND CONTINGENCIES (Continued)

In connection with the termination of an agreement to sell the portal operations of the Company’s discontinued India.com business, one of its subsidiaries is party to pending litigation (India.com v. Dalal). Judgment was entered against the subsidiary in the amount of $1.5 million.  The Company is pursuing an appeal in the U.S. Court of Appeals for the Second Circuit and expects a decision in the middle of calendar year 2011.

As a result of a New York state sales tax audit completed in 2005 of EasyLink Services International, Inc., a dissolved subsidiary of EasyLink Services Corporation, EasyLink Services International, Inc. was assessed approximately $.5 million in tax, interest, and penalties on sales for the sales tax period beginning March 1, 2001 and ending May 31, 2004.  EasyLink Services International, Inc. appealed the assessment administratively to the New York Division of Tax Appeals, which resulted in an opinion in 2008 in favor of EasyLink Services International, Inc.  In late July 2009, after appeal by the New York Department of Taxation and Finance, the decision was reversed by the administrative New York Tax Appeals Tribunal and remanded back to the administrative law judge to determine allocation and penalty issues.  On remand, the Administrative Law Judge upheld Tax Department's position on the allocation issues but agreed with EasyLink on the penalty issues and cancelled all penalties.  EasyLink is now in the process of closing the administrative proceeding and pursuing a judicial appeal of the July 2009 decision of the Tax Appeals Tribunal.

The outcome of litigation cannot be assured, and despite management’s views of the merits of any litigation, or the reasonableness of its estimates and reserves, its cash balances could nonetheless be materially affected by an adverse judgment.  In accordance with ASC Topic 450, Contingencies, the Company believes it has adequately reserved for the contingencies arising from the above legal matters where an outcome was deemed to be reasonably probable and the loss amount could be reasonably estimated.  As such, we do not believe that the anticipated outcome of the aforementioned proceedings will have a materially adverse impact on our financial condition, cash flows or results of operations.

8. SEGMENT RESULTS

The Company manages its operations in two business segments, which are defined as follows:

•	Supply Chain Messaging Segment (“Supply Chain”), which includes all our electronic data interchange (“EDI”) and telex services.

•	On Demand Messaging Segment (“On Demand”), which includes all fax, e-mail, document capture and management (“DCM”), workflow and Notify services.

The table below summarizes segment information for the three months ended January 31, 2011 and 2010:

	Supply Chain	On Demand	Total
Three Months Ended January 31, 2011
Revenue from external customers	$9,490,577	$37,933,964	$47,424,541
Segment gross profit	$7,068,394	$22,862,332	$29,930,726

The following is a reconciliation of operating segment income to Net income for the three months ended January 31, 2011:

Segment gross profit	$29,930,726
Corporate expenses	23,549,077
Operating income	6,381,649
Other income (expense), net	(1,574,797)
Income before income taxes	4,806,852
Provision for income taxes	1,867,813
Net income	$2,939,039

EASYLINK SERVICES INTERNATIONAL CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

8. SEGMENT RESULTS (Continued)

	Supply Chain	On Demand	Total
Three Months Ended January 31, 2010
Revenue from external customers	$10,237,889	$10,166,046	$20,403,935
Segment gross profit	$7,645,247	$7,082,134	$14,727,381

The following is a reconciliation of operating segment income to Net income for the three months ended January 31, 2010:

Segment gross profit	$14,727,381
Corporate expenses	11,631,098
Operating income	3,096,283
Other income (expense), net	(538,395)
Income before income taxes	2,557,888
Provision for income taxes	1,250,323
Net income	$1,307,565

 The table below summarizes segment information for the six months ended January 31, 2011 and 2010:

	Supply Chain	On Demand	Total
Six Months Ended January 31, 2011
Revenue from external customers	$19,271,970	$50,888,451	$70,160,421
Segment gross profit	$14,314,313	$31,761,015	$46,075,328

The following is a reconciliation of operating segment income to Net income for the six months ended January 31, 2010:

Segment gross profit	$46,075,328
Corporate expenses	37,631,615
Operating income	8,443,713
Other income (expense), net	(2,076,956)
Income before income taxes	6,366,757
Provision for income taxes	2,460,577
Net income	$3,906,180

	Supply Chain	On Demand	Total
Six Months Ended January 31, 2010
Revenue from external customers	$20,809,137	$20,092,939	$40,902,076
Segment gross profit	$15,422,173	$13,716,484	$29,138,657

The following is a reconciliation of operating segment income to Net income for the six months ended January 31, 2010:

Segment gross profit	$29,138,657
Corporate expenses	23,981,988
Operating income	5,156,669
Other income (expense), net	(690,936)
Loss before income taxes	4,465,733
Provision for income taxes	1,794,183
Net Income	$2,671,550

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statement Disclaimer

All statements other than statements of historical facts included in this Quarterly Report on Form 10-Q regarding our financial position, business strategy and plans and objectives of management for future operations are forward-looking statements. These forward-looking statements are based on the beliefs of management, as well as assumptions made by and information currently available to management. When used in this Quarterly Report on Form 10-Q, the words “anticipate,” “believe,” “estimate,” “expect,” “may,” “will,” “hope,” “continue” and “intend,” and words or phrases of similar import, as they relate to our financial position, business strategy and plans, or objectives of management, are intended to identify forward-looking statements. These statements reflect our current view with respect to future events and are subject to risks, uncertainties and assumptions related to various factors, including, without limitation, those described in Item 1A of Part II of this Quarterly Report on Form 10-Q under the heading “Risk Factors” and in our registration statements and periodic reports filed with the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Securities Act of 1933, as amended (the “Securities Act”).

Although we believe that our expectations are reasonable, we cannot assure you that our expectations will prove to be correct. Should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described in this Quarterly Report on Form 10-Q as anticipated, believed, estimated, expected, hoped or intended.

Business Overview

We are a global provider of value added services that facilitate the electronic exchange of documents and information between enterprises, their trading communities and their customers. We deliver most of our services through diverse global IP networks, which hosts our applications on enterprise-class platforms that are comprised of server and network operations centers located worldwide.

Our core services include fax services, electronic data interchange (“EDI”) services, telex services and other services that are integral to the movement of money, materials, products, people and information in the global economy including documents such as insurance claims, trade and travel confirmations, purchase orders, invoices, shipping notices and funds transfers that help our customers to be more efficient and mobile. Our operations include two business segments defined as follows:

•	Supply Chain Messaging segment (“Supply Chain”), which includes all our EDI and telex services.

•	On Demand Messaging segment (“On Demand”), which includes all fax, e-mail, document capture management (“DCM”), workflow and notify services.

As we complete the second quarter of fiscal 2011 the macro economic situation continues to be a challenge for our business, although there are signs of improvement.  We have experienced volume growth in certain product lines from the lows of the recession and expect continued volume increases in the near term. However, during the recession, we also had to implement price decreases in renegotiations with a number to our larger customers, which continue to depress our service revenues even as volumes increase.  In response, we have implemented cost reduction initiatives to mitigate the revenue losses. We expect to continue these cost reduction efforts, which will positively impact our profitability. However, there can be no assurance that we can achieve further offsetting cost reductions or that pre-recession revenue levels will ever return as the result of volume increases.

In order to strengthen and broaden our product offerings and capture market share, we acquired the Xpedite Business from PGI.   Beginning from the October 21, 2010 acquisition date, the operating results of the Xpedite Business are included in the financial results of the Company. The three month period ended January 31, 2011 is the first full quarter in which we will report the combined operations of the two businesses.  The addition of the Xpedite Business has significantly increased the revenue in our On Demand segment and affected our gross margins with related impacts on the cost of revenue and other expense items with in our results of operations as compared to prior periods.  The integration of the Xpedite Business and the servicing of the acquisition debt will be important drivers of our financial results in future reporting periods.

Approximately 44% and 39% of our services revenue for the three and six months ended January 31, 2011, respectively, were from customers outside of the U.S. compared to 25% for the three and six months ended January 31, 2010, respectively. The significant increase in services revenue was due to the acquisition of the Xpedite Business.  Accordingly, our services revenue can fluctuate based on the performance of non-U.S. economies and significant changes in the value of the U.S. dollar in relation to foreign currencies.  Our On Demand international operations are primarily denominated in Japanese Yen, Euros, Pounds Sterling and Australian Dollar.

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

Critical Accounting Policies and Significant Use of Estimates in Financial Statements

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and fairly present our financial position and results of operations. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenue and expenses. We consider certain accounting policies related to revenue recognition, valuation of acquired intangibles and impairment of long-lived assets, including goodwill to be critical policies due to the estimation process involved in each. Management discusses its estimates and judgments with the Audit Committee of our Board of Directors.

We discuss our critical accounting policies in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the year ended July 31, 2010. There have been no significant changes in our critical accounting policies since July 31, 2010.

Fiscal 2011 Quarter Compared to the Fiscal 2010 Quarter

Results of Operations

In this Quarterly Report on Form 10-Q we refer to the three months ended January 31, 2011 as the “Fiscal 2011 Quarter” and the three months ended January 31, 2010 as the “Fiscal 2010 Quarter.”

The following table reflects consolidated operating data by reported segment. All significant intersegment activity has been eliminated. Accordingly, the segment results below exclude the effect of transactions with our subsidiaries.

	Fiscal Quarter
	2011	2010	Variance
Service revenues, net:
Supply Chain
EDI Services	$7,953,251	$8,197,171	$(243,920)
Telex Services	1,537,326	2,040,718	(503,392)
Total Supply Chain	9,490,577	10,237,889	(747,312)

On Demand
Fax Services	27,986,007	8,168,695	19,817,312
DCM Services	469,070	521,337	(52,267)
Production Email	4,839,108	198,334	4,640,774
Notification	2,982,598	—	2,982,598
Other Services	1,657,181	1,277,680	379,501
Total On Demand	37,933,964	10,166,046	27,767,918

Total Service revenues, net:	47,424,541	20,403,935	27,020,606

Cost of services:
Supply Chain	2,422,183	2,592,642	(170,459)
On Demand	15,071,632	3,083,912	11,987,720
Total Cost of services	17,493,815	5,676,554	11,817,261

Gross profit:
Supply Chain	7,068,394	7,645,247	(576,853)
On Demand	22,862,332	7,082,134	15,780,198
Total Gross profit	29,930,726	14,727,381	15,203,345

Product development and enhancement	3,557,429	1,756,492	1,800,937
Selling and marketing	6,775,506	3,228,163	3,547,343
General and administrative	12,399,010	6,646,443	5,752,567
Acquisition and integration related	817,132	—	817,132
Total Operating expenses	23,549,077	11,631,098	11,917,979

Other expense	(1,574,797)	(538,395)	(1,036,402)
Income before income taxes	$4,806,852	$2,557,888	$2,248,964

Service revenues, net — Total revenue for the Fiscal 2011 Quarter was $47.4 million, an increase of $27.0 million or 132.4% as compared to the Fiscal 2010 Quarter. The Xpedite Business accounted for a revenue increase of $28.1 million in the On Demand business segment during the Fiscal 2011 Quarter. Unfavorable foreign currency exchange translation impacted revenue in the Fiscal 2011 Quarter by approximately $.1 million.

Supply Chain revenue decreased $.7 million, or 7.3%, from the Fiscal 2010 Quarter, as compared to the Fiscal 2011 Quarter, due to a decrease of $.2 million, or 3.0%  in EDI services and a decrease of $.5 million, or 24.7%  in Telex services.

On Demand revenue increased $27.8 million, or 273.1%, from the Fiscal 2010 Quarter, as compared to the Fiscal 2011 Quarter, primarily driven by revenue increases of $28.1 million related to the Xpedite Business acquisition.

Gross Profit— Gross profit increased $15.2 million, or 103.2% from the Fiscal 2010 Quarter, as compared to the Fiscal 2011 Quarter.  Gross margin for the Fiscal 2011 Quarter decreased to 63.0% from 72.2% in the Fiscal 2011 Quarter.  The increase in gross profit is attributable to the Xpedite Business revenue.  The decrease of gross margin as a percentage was mainly driven by the change in revenue mix. The On Demand services have grown to 80% of total revenue in the Fiscal 2011 Quarter from 50% in the Fiscal 2010 Quarter. The On Demand services have a higher cost of delivery driven by the telecommunication expenses for fax services.

Cost of Services — Total cost of services increased $11.8 million, or 208.2%, due to the cost of delivery for the Xpedite Business of $12.2 million coupled with increases in outside professional services, building related expense, and other expenses of $.1 million each.  The above mentioned increases were mitigated by reductions in EasyLink legacy business for telecom expense and depreciation expense of $.4 million and $.1 million, respectively.

Product Development and Enhancement — Product development and enhancement costs increased $1.8 million, or 102.5%, from the Fiscal 2010 Quarter, as compared to the Fiscal 2011 Quarter. The increase in product development and enhancement expenses during the Fiscal 2011 Quarter is primarily attributable to the Xpedite Business, which contributed $2.0 million of product development and enhancement expenses in the Fiscal 2011 Quarter.  The increased costs are offset by decreased costs of $.1 million associated with a reduction in labor and benefits. These decreases recognized were driven by our previously announced cost reduction initiatives in prior periods for which benefits are now being realized.

Selling and Marketing — Selling and marketing expenses increased $3.5 million, or 109.9%, from the Fiscal 2010 Quarter, as compared to the Fiscal 2011 Quarter. The increase in selling and marketing expenses during the Fiscal 2011 Quarter is attributable to the Xpedite Business, which contributed $4.4 million of selling and marketing expenses in the Fiscal 2011 Quarter. The increased costs were offset by decreased costs in labor and related benefits, outside professional services, and marketing expenses of $.4 million, $.2 million, and $.1 million, respectively.

General and Administrative— General and administrative expenses increased $5.8 million, or 86.6%, from the Fiscal 2010 Quarter, as compared to the Fiscal 2011 Quarter. The Xpedite Business contributed $5.4 million of general and administrative expense.  In addition there were increased costs related to the transition service agreement entered into in connection with the purchase of the Xpedite Business, and bad debt expense of $.4 million, and $.2 million, respectively.  The increases were partially offset by decreases in labor and related expenses and depreciation expense of $.1 million and $.1 million, respectively.

Acquisition and Integration related— During the Fiscal 2011 Quarter we incurred $.8 million of acquisition and integration related charges directly related to the acquisition, which include professional fees, termination and related costs for transitional and certain other employees, integration related professional fees and other post business combination related expenses associated with the Xpedite Business.

Operating Income — Operating income increased approximately $3.3 million from the Fiscal 2010 Quarter, as compared to the Fiscal 2011 Quarter, mainly due to $4.1 million related to the Xpedite Business coupled with the aforementioned items in operating expenses.

Other Expense — Other expenses for the Fiscal 2011 Quarter consist mainly of net interest expense of approximately $1.6 million, which included $1.4 million in net cash interest expense and $.2 million in interest expense from the amortization of the discount on the Term Loan.  Interest expenses for the Fiscal 2011 Quarter increased $1.2 million from the Fiscal 2010 Quarter, due to the 2010 Loans.

Six Months Ended January 31, 2011 Compared to the Six Months Ended January 31, 2010
Results of Operations

The following table reflects consolidated operating data by reported segment. All significant intersegment activity has been eliminated. Accordingly, the segment results below exclude the effect of transactions with our subsidiaries.

	Six Months
	2011	2010	Variance
Service revenues, net:
Supply Chain
EDI Services	$16,037,409	$16,631,184	$(593,775)
Telex Services	3,234,561	4,177,953	(943,392)
Total Supply Chain	19,271,970	20,809,137	(1,537,167)

On Demand
Fax Services	38,293,203	16,205,413	22,087,790
DCM Services	966,478	1,036,569	(70,091)
Production Email	6,281,951	377,469	5,904,482
Notification	3,307,100	—	3,307,100
Other Services	2,039,719	2,473,488	(433,769)
Total On Demand	50,888,451	20,092,939	30,795,512

Total Service revenues, net:	70,160,421	40,902,076	29,258,345

Cost of services:
Supply Chain	4,957,656	5,386,964	(429,308)
On Demand	19,127,437	6,376,455	12,750,982
Total Cost of services	24,085,093	11,763,419	12,321,674

Gross profit:
Supply Chain	14,314,313	15,422,173	(1,107,860)
On Demand	31,761,015	13,716,484	18,044,531
Total Gross profit	46,075,328	29,138,657	16,936,671

Product development and enhancement	5,495,580	3,615,367	1,880,213
Selling and marketing	9,733,216	6,497,597	3,235,619
General and administrative	19,987,905	13,869,024	6,118,881
Acquisition and integration related	2,414,914	—	2,414,914
Total Operating expenses	37,631,615	23,981,988	13,649,627

Other expense	(2,076,959)	(690,936)	(1,386,020)
Income before income taxes	$6,366,757	$4,465,733	$1,901,024

Services revenue, net — Total revenue for the six months ended January 31, 2011 was $70.2 million, an increase of $29.3 million or 71.5% as compared to the six months ended January 31, 2010. The Xpedite Business accounted for a revenue increase of $30.9 million in the On Demand business segment during the six months ended January 31, 2011. This increase in revenues was offset by a decrease of Supply Chain revenue of $1.5 million. Unfavorable foreign currency exchange translation impacted revenue in the six months ended January 31, 2011 by $0.2 million.

Supply Chain revenue decreased $1.5 million, or 7.4%, from the six months ended January 31, 2010, as compared to the six months ended January 31, 2011, due to a decrease of $.6 million, or 3.6%  in EDI services and a decrease of $.9 million, or 22.6%  in Telex services.

On Demand revenue increased $30.8 million, or 153.3%, from the six months ended January 31, 2010, as compared to the six months ended January 31, 2011, driven by revenue increases of $30.9 million related to the Xpedite Business acquisition.

Gross Profit— Gross profit increased $16.9 million, or 58.1% from the six months ended January 31, 2010, as compared to the six months ended January 31, 2011.  Gross margin for the six months ended January 31, 2011 decreased to 65.6% from 71.2% for the six months ended January 31, 2010.  The increase in gross profit is primarily attributable to the Xpedite Business.  The decrease in gross margin is mainly driven by the change in product mix for the On Demand services, which have a higher cost of delivery driven by the telecommunication expenses for fax services.

Cost of Services — Total cost of services increased $12.3, or 104.7%, from the six months ended January 31, 2010, as compared to the six months ended January 31, 2011 due mainly to the cost of delivery of the Xpedite Business of $13.3 million.  The above mentioned increases were mitigated by reductions in EasyLink legacy telecom expense, labor and benefit related cost, depreciation expense and equipment related costs of $1.0 million, $.1 million, $.2 million and $.1 million, respectively.

Product Development and Enhancement — Product development and enhancement costs increased $1.9 million, or 52.0%, from the six months ended January 31, 2010, as compared to the six months ended January 31, 2011. The increase in product development and enhancement expenses during the six months ended January 31, 2011 is attributable to the Xpedite Business, which contributed $2.2 million of product development and enhancement expenses.  These increased costs are offset by decreased costs in the legacy EasyLink expenses of $.2 million associated with a reduction in labor and benefits and $.1 million of decreased depreciation expense.

Selling and Marketing — Selling and marketing expenses increased $3.2 million, or 49.8%, from the six months ended January 31, 2010, as compared to the six months ended January 31, 2011. The increase in selling and marketing expenses during the six months ended January 31, 2011 is attributable to the Xpedite Business, which contributed $4.9 million of selling and marketing expenses for the six months ended January 31, 2011.  The increase was partially offset by a reduction in EasyLink legacy labor and benefit related expenses, reduced third party commissions, and a reduction in marketing expenses of approximately $.9 million, $.4 million, and $.1 million respectively.

General and Administrative— General and administrative expenses increased $6.1 million, or 44.1%, from the six months ended January 31, 2010, as compared to the six months ended January 31, 2011. The Xpedite Business contributed $5.9 million of general and administrative expense.

Acquisition and Integration related— During the six month period ended January 31, 2011 we incurred $2.4 million of acquisition and integration related charges directly related to the acquisition, which include professional fees, termination and related costs for transitional and certain other employees, integration related professional fees and other post business combination related expenses associated with the Xpedite Business.

Operating Income — Operating income increased approximately $3.3 million from the six months ended January 31, 2010, as compared to the six months ended January 31, 2011, due to $3.3 million related to the Xpedite Business coupled with the aforementioned items in operating expenses.

Other Expense — Other expenses for the six months ended January 31, 2011 consist mainly of net interest expense of approximately $2.4 million, which included $1.7 million in net cash interest expense and $.7 million in interest expense from the amortization of the discount on the Term Loan.  Interest expenses for the six months ended January 31, 2011 increased $1.5 million from the six months ended January 31, 2010, due to the 2010 Loans.

Liquidity and Capital Resources

Our principal source of liquidity consists of cash generated from operations. As the majority of our revenue is recurring under contract, it is primarily affected by the volumes incurred by the customer using the underlying messaging service. Operating expenses are primarily driven by labor and telecom costs which are directly tied to customer utilization of messaging services. Cash and cash equivalents increased approximately $.7 million to a total balance of $21.2 million as of January 31, 2011 from $20.5 million as of July 31, 2010.

Our liquidity will be affected by the new credit facility consisting of a $110.0 million term loan and a $20.0 million revolving loan, which refinanced our existing credit facility.  The 2010 Loans call for quarterly payments of $4.1 million with interest and a final balloon payment in 2014, with interest, which commence on January 31, 2011.  At January 31, 2011 there was $12.0 million outstanding on the revolving loan and $105.6 million outstanding on the Term Loan. We made our quarterly payment of $4.1 million along with interest due on January 31, 2011.

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

Borrowings under the Credit Agreement bear interest, at the Company’s election, at a rate tied to one of the following rates, in each case plus a specified margin: (i) the higher of (1) the Administrative Agent’s prime lending rate, (2) the U.S. Federal Funds Rate plus 0.5%, and (3) adjusted one-month LIBOR plus 1.0%; (ii) adjusted LIBOR for the interest period of such borrowing; and (iii) a LIBOR index rate. The interest margin for each such type of borrowing varies from 1.75% to 4.50%, depending on the Company’s consolidated leverage ratio at the time of such borrowing.  At January 31, 2011, we were in compliance with all covenants under the Credit Agreement.

On February 7, 2011, we entered into an interest rate swap as required by the Credit Agreement for fifty percent (50%) of the then outstanding balance on the Term Loan, which amounted to $52.9 million. The Swap was fixed at an interest rate of 1.83% and was designated as a cash flow hedge with the changes in fair value of the Swap to be recorded in accumulated other comprehensive loss and as a derivative hedge asset or liability, as applicable. The Swap is designed to always cover 50% of the then outstanding Term Loan balance and will be reduced in amount as the Term Loan is paid down.

An adjustment to the purchase price of the Xpedite Business has been made based on the working capital of the acquired business at the acquisition date as defined in the Security and Asset Purchase Agreement dated October 21, 2010 entered into in connection with the acquisition of the Xpedite Business.  During the Fiscal 2011 Quarter we agreed with PGI to a working capital adjustment of $1.8 million.  We made a payment to PGI on February 16, 2011 in the amount of $1.8 million.

The accounts receivable increased approximately $19.6 million in the six months ended January 31, 2011 due to the acquisition of the Xpedite Business which has a balance of approximately $19.9 million as of January 31, 2011.  Management believes that existing cash and cash equivalent balances and cash provided from operations will provide sufficient liquidity to meet the operating and capital expenditure needs for existing operations during the next twelve months.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management has established and maintained disclosure controls and procedures as defined in Exchange Act Rules  13a-15(e) and 15d-15(e) that are designed to provide reasonable assurance that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized, reported and is accumulated and communicated to the Chief Executive Officer and Chief Financial Officer, as appropriate, by others within the entity to allow timely decisions regarding required disclosure.  Our management, including the Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the disclosure controls and procedures and, based on this evaluation, have concluded that disclosure controls and procedures were effective at a reasonable assurance level as of the end of the period covered by the report.  We continually review the respective disclosure controls and procedures and make changes, as necessary, to ensure the quality of our financial reporting.

Internal Controls over Financial Reporting

On October 21, 2010, we acquired the Xpedite Business from PGI.  As of the end of the second quarter of fiscal year 2011, our management has substantially integrated the financial accounts of the Xpedite Business into our current financial accounting system, thereby streamlining the financial processes and controls for the acquired entities.   This initiative is substantial in scale, and has resulted in significant changes to our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that will materially affect, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Company may be party to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business.  While the outcome of these matters cannot be predicted with certainty, the Company does not believe that the outcome of any of these claims or any of the legal matters mentioned elsewhere in this Quarterly Report on Form 10-Q will have a material adverse effect on its consolidated financial position, results of operations or cash flow.

In June 2008, j2 Global Communications, Inc. (“j2”) brought a patent infringement lawsuit against the Company, alleging that the Company infringes upon three of j2's patents, U.S. Patent Nos. 6,597,688, 7,020,132 and 6,208,638.  The case is pending in the U.S. District Court for the Central District of California and is currently in the discovery phase. The Company has denied infringing any of the j2 patents and has filed a counterclaim seeking a declaratory judgment that the j2 patents are invalid. The case is scheduled for trial in August 2011.

In connection with the termination of an agreement to sell the portal operations of the Company’s discontinued India.com business, one of its subsidiaries is party to pending litigation (India.com v. Dalal). Judgment was entered against the subsidiary in the amount of $1.5 million.  The Company is pursuing an appeal in the U.S. Court of Appeals for the Second Circuit and expects a decision in the middle of calendar year 2011.

As a result of a New York state sales tax audit completed in 2005 of EasyLink Services International, Inc., a dissolved subsidiary of EasyLink Services Corporation, EasyLink Services International, Inc. was assessed approximately $.5 million in tax, interest, and penalties on sales for the sales tax period beginning March 1, 2001 and ending May 31, 2004.  EasyLink Services International, Inc. appealed the assessment administratively to the New York Division of Tax Appeals, which resulted in an opinion in 2008 in favor of EasyLink Services International, Inc.  In late July 2009, after appeal by the New York Department of Taxation and Finance, the decision was reversed by the administrative New York Tax Appeals Tribunal and remanded back to the administrative law judge to determine allocation and penalty issues.  On remand, the Administrative Law Judge upheld Tax Department's position on the allocation issues but agreed with EasyLink on the penalty issues and cancelled all penalties.  EasyLink is now in the process of closing the administrative proceeding and pursuing a judicial appeal of the July 2009 decision of the Tax Appeals Tribunal.

The outcome of litigation cannot be assured, and despite management’s views of the merits of any litigation, or the reasonableness of its estimates and reserves, its cash balances could nonetheless be materially affected by an adverse judgment.  In accordance with ASC 450, Contingencies, the Company believes it has adequately reserved for the contingencies arising from the above legal matters where an outcome was deemed to be reasonably probable and the loss amount could be reasonably estimated. As such, we do not believe that the anticipated outcome of the aforementioned proceedings will have a materially adverse impact on our financial condition, cash flows or results of operations.

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

Revenue from Japan was 18% of the total for the On Demand segment and 14% of total consolidated revenue for the second quarter ended January 31, 2011. The March 11, 2011 Japanese earthquake and resulting tsunami may affect future Japanese revenue.

Our Japanese operations are located in Tokyo and as of the date of this filing all of our Japanese employees are reported safe and our office and network are operational. However, there can be no assurances that future operations and revenue may not be seriously affected by, among other things, the rolling electrical black outs and  industry wide shutdowns now occurring in Japan as well as the potential of a nuclear reactor disaster occurring at a power plant within one hundred and seventy miles of our Tokyo offices. These occurring or potential events may seriously damage our ability to conduct business in Japan or, in the worst case, cause operations to completely cease with our Japanese revenue suffering a material downturn.

For additional risk factors see those disclosed in our Annual Report on Form 10-K for the year ended July 31, 2010 previously filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 20, 2011, we issued 700,000 shares of our class A common stock (the “Common Shares”) to MAS Global Solutions, Inc. (“MGS”), the sole holder of our series C preferred stock, upon the conversion by MGS of all of the outstanding shares of our series C preferred stock (the “Series C Shares”) at a conversion price equal to $7.14 per share. Under the Securities Act of 1933, as amended (the “Securities Act”), our issuance of the Common Shares upon conversion of the Series C Shares constituted an exchange of the Common Shares for the Series C Shares. Such issuance was made in reliance upon the exemption from registration requirements provided by Section 3(a)(9) of the Securities Act as a transaction involving securities exchanged by us with one of our existing security holders exclusively where no commission or other remuneration was paid or given directly or indirectly for soliciting such exchange.

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

3(i).9
Certificate of Amendment to the Certificate of Incorporation of EasyLink Services International Corporation, dated January 20, 2011, as filed with the Secretary of State of Delaware on January 20, 2011.

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

Date: March 15, 2011

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

3(i).9
Certificate of Amendment to the Certificate of Incorporation of EasyLink Services International Corporation, dated January 20, 2011, as filed with the Secretary of State of Delaware on January 20, 2011.

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