Form 10-Q
period 2011-04-30
EASYLINK SERVICES INTERNATIONAL CORP
filed 2011-06-09
CIK 894738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2011 or
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of May 31, 2011, the issuer had outstanding 30,400,083 shares of class A common stock.

EASYLINK SERVICES INTERNATIONAL CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EASYLINK SERVICES INTERNATIONAL CORPORATION
Condensed Consolidated Balance Sheets
As of April 30, 2011 and July 31, 2010
(Unaudited)

	April 30, 2011	July 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$27,927,647	$20,474,709
Accounts receivable, net of allowance for doubtful accounts and allowance for sales returns and allowances of $2,685,285 and $1,662,502, respectively	32,316,506	11,480,688
Prepaid expenses and other current assets	7,252,407	1,865,013
Deferred tax asset	5,818,545	6,597,983
Total current assets	73,315,105	40,418,393

Property and equipment, net of accumulated depreciation of $20,333,508 and $16,379,755, respectively	8,705,589	5,521,146
Goodwill	67,421,045	34,454,935
Other intangible assets, net	70,738,995	15,874,281
Deferred tax asset, net of valuation allowance	4,264,630	7,588,257
Other assets	656,760	629,261
Total assets	$225,102,124	$104,486,273

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,397,148	$2,310,168
Notes payable	32,066,477	15,257,852
Accrued expenses	18,464,535	8,740,386
Accrued dividends, deferred revenue and other current liabilities	4,477,775	1,497,174
Total current liabilities	61,405,935	27,805,580

Notes payable, long term	84,151,490	9,684,263
Other liabilities	634,045	285,017
Total liabilities	146,191,470	37,774,860

Commitments and contingencies
Stockholders’ Equity:
Preferred stock:
Series C Preferred Stock — par value $.01 per share, 5,000,000 shares authorized, 44.76 votes per share; 5,000 shares issued and 5,000 outstanding at July 31, 2010 (liquidation value of $5,116,164), no shares issued or outstanding at April 30, 2011	—	50
Common stock:
Class A — par value $.01 per share, 300,000,000 shares authorized, one vote per share; 31,314,860 and 30,255,293 shares issued at April 30, 2011 and July 31, 2010, respectively	313,148	302,553
Additional paid-in capital	134,204,369	132,798,748
Treasury stock — 1,000,000 shares as of April 30, 2011 and July 31, 2010	(2,122,288)	(2,122,288)
Accumulated other comprehensive loss	(3,259,525)	(5,796,782)
Accumulated deficit	(50,225,050)	(58,470,868)
Total stockholders’ equity	78,910,654	66,711,413

Total liabilities and stockholders’ equity	$225,102,124	$104,486,273

See accompanying notes which are an integral part of these condensed consolidated financial statements.

EASYLINK SERVICES INTERNATIONAL CORPORATION
Condensed Consolidated Statements of Operations
For the three and nine months ended April 30, 2011 and 2010
(Unaudited)

	Three Months		Nine Months
	2011	2010	2011	2010

Service revenues, net	$47,781,844	$20,593,015	$117,942,265	$61,495,091
Cost of services	16,387,969	5,509,153	40,473,062	17,272,572
Gross profit	31,393,875	15,083,862	77,469,203	44,222,519

Operating expenses:
Product development and enhancement	3,337,807	1,884,210	8,833,387	5,499,576
Selling and marketing	6,749,784	3,086,871	16,483,000	9,584,468
General and administrative	12,841,479	6,764,569	32,829,384	20,633,593
Acquisition and integration related	—	—	2,414,914	—
Total Operating expenses	22,929,070	11,735,650	60,560,685	35,717,637

Operating income	8,464,805	3,348,212	16,908,518	8,504,882

Other income (expense):
Interest expense	(1,651,449)	(336,123)	(4,062,632)	(1,263,681)
Other non-operating income	163,385	289,861	497,612	526,483
Total Other income (expense)	(1,488,064)	(46,262)	(3,565,020)	(737,198)

Income before income taxes	6,976,741	3,301,950	13,343,498	7,767,684
Provision for income taxes	2,637,103	1,312,890	5,097,680	3,107,073
Net Income	4,339,638	1,989,060	8,245,818	4,660,611

Dividends on preferred stock	—	(209,138)	(2,012,389)	(641,513)
Net income attributable to common stockholders	$4,339,638	$1,779,922	$6,233,429	$4,019,098

Basic income per common share	$0.14	$0.06	$0.21	$0.15

Diluted income per common share	$0.13	$0.06	$0.20	$0.14

Anti-dilutive stock options, restricted stock, warrants, and Series C preferred stock	720,958	2,532,133	351,024	4,036,102

Weighted average number of common shares outstanding – basic	30,183,725	29,109,509	29,624,785	27,198,772

Weighted average number of common shares outstanding –diluted	32,295,926	29,793,245	31,352,800	29,519,215

See accompanying notes which are an integral part of these condensed consolidated financial statements.

EASYLINK SERVICES INTERNATIONAL CORPORATION
Condensed Consolidated Statements of Cash Flows
For the nine months ended April 30, 2011 and 2010
(Unaudited)

	Nine Months
	2011	2010
Cash flows from operating activities:
Net income	$8,245,818	$4,660,611
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,954,863	6,147,498
Bad debt expense	1,000,879	367,614
Amortization of discount and other non-cash interest expense	849,186	404,161
Deferred tax expense	4,381,931	2,924,508
Non-cash charges for equity instruments issued for compensation and services	926,550	673,626
Non-cash equity in losses of investment and other non-cash items	—	105,351
Changes in assets and liabilities
Accounts receivable	(5,446,797)	(2,221,244)
Prepaid expenses and other assets	(3,281,788)	1,077,625
Accounts payable	489,184	(330,114)
Accrued expenses	502,303	182,248
Other liabilities	1,671,639	(720,067)
Net cash provided by operating activities	19,293,768	13,271,817

Cash flows from investing activities:
Purchases of property and equipment	(1,696,166)	(866,622)
Acquisition, net of cash acquired	(101,166,370)	—
Net cash used in investing activities	(102,862,536)	(866,622)

Cash flows from financing activities:
Proceeds from sale of stock and exercise of options	569,859	144,750
Borrowings of notes payable	122,000,000	—
Repayments of notes payable and capital lease	(31,769,382)	(7,510,688)
Dividends paid	(200,000)	(200,000)
Net cash provided (used) financing activities	90,600,477	(7,565,938)

Effect of foreign exchange rate changes on cash and cash equivalents	421,229	(167,734)
Net increase in cash and cash equivalents	7,452,938	4,671,523

Cash and cash equivalents, beginning of period	20,474,709	10,972,365
Cash and cash equivalents, end of period	$27,927,647	$15,643,888

See accompanying notes which are an integral part of these condensed consolidated financial statements.

EASYLINK SERVICES INTERNATIONAL CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. BASIS OF PRESENTATION

These condensed consolidated financial statements of EasyLink Services International Corporation (referred to as “EasyLink,” the “Company,” “we,” “our” or “us”) have been prepared by the Company, without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and, in the opinion of the Company, include all adjustments (which are normal and recurring in nature) necessary to present fairly the financial position of the Company at April 30, 2011 and July 31, 2010, and the results of operations for the three and nine months ended April 30, 2011 and  2010 and the cash flows for the nine months ended April 30, 2011 and 2010. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2010.
Operating results for the three and nine months ended April 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2011 ("Fiscal 2011") or any future period.

Principles of consolidation and basis of presentation
The consolidated financial statements include the accounts of EasyLink and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

Recently Adopted Accounting Pronouncements
In May 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2011-04, Fair Value Measurement (Topic 820). This ASU is intended to create consistency between U.S. GAAP and International Financial Reporting Standards on the definition of fair value and on the guidance on how to measure fair value and on what to disclose about fair value measurements. This ASU will be effective for financial statements issued for fiscal periods beginning after December 15, 2011, with early adoption prohibited for public entities. The Company is currently evaluating the impact ASU 2011-04 will have on its consolidated financial statements.
In December 2010, the FASB issued ASU No. 2010-29 Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations, which amends the Accounting Standards Codification ("ASC"), to require any public entity that enters into business combinations that are material on an individual or aggregate basis and presents comparative financial statements, to disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. We have implemented these provisions for the acquisitions completed beginning in Fiscal 2011.
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
In October 2009, the FASB issued ASU No.2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements – a consensus of the FASB Emerging Issues Task Force.  This ASU is only effective for fiscal years beginning on or after June 15, 2010.  The Company has determined that the ASU did not have a material impact on its financial statements.

EASYLINK SERVICES INTERNATIONAL CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

2. ACQUISITION

Xpedite Business

On October 21, 2010 the Company acquired the iSend and iNotify advanced messaging businesses (the “Xpedite Business”) from Premiere Global Services, Inc. (“PGI”) for $105.0 million in cash, through the purchase of PGI’s wholly-owned subsidiaries Xpedite Systems, LLC and Premiere Global Services (UK) Limited and certain related assets owned by PGI’s subsidiary Premiere Conferencing (Canada) Limited.  The Company and PGI agreed on an adjustment to the purchase price of $1.8 million during the nine month period ended April 30, 2011, based on the working capital of the acquired business at the acquisition date as defined in the Securities and Asset Purchase Agreement dated October 21, 2010 pursuant to which the Company acquired the Xpedite Business. The Company paid the $1.8 million to PGI on February 16, 2011. The total purchase price of the Xpedite Business was $106.8 million. The Company paid for the acquisition with $6.8 million of cash on hand and a new credit facility consisting of a $110.0 million term loan (the “Term Loan”) and a $20.0 million revolving loan (together, the “2010 Loans”), of which $12.0 million of the revolving loan was drawn upon to refinance the Company's existing credit facility indebtedness.  The 2010 Loans call for quarterly payments of approximately $4.1 million with interest and a final balloon payment in 2014, with interest, which commenced on January 31, 2011.

The 2010 Loans are secured by substantially all of the U.S. assets of the Company and guarantees by certain of the international subsidiaries of the Company and related pledges of a portion of the stock of certain of the international subsidiaries. See Note 4, Debt, for additional information regarding the 2010 Loans.

The Company incurred $4.6 million of transaction costs related to the Xpedite acquisition, of which $2.4 million was expensed as incurred in accordance with ASC Topic 805, Business Combinations (“ASC 805”) in the nine months ended April 30, 2011, and $2.2 million was recorded as a discount to the Term Loan and will be amortized over the same period as the Term Loan.

In accordance with ASC 805, the Company accounted for the acquisition by applying the acquisition method of accounting. The acquisition method of accounting requires that the consideration transferred in a business combination be measured at fair value as of the closing date of the acquisition.

Impact on Results of Operations
The results of the Xpedite Business since October 21, 2010 are included in the Company's Condensed Consolidated Statements of Operations (Unaudited). The financial results are reported in the On Demand segment. See Note 10, Segment Results for information regarding the Company's segments. The Xpedite Business contributed $28.5 million and $59.5 million in service revenues and $6.2 million and $9.5 million of net income for the three and nine months ended April 30, 2011, respectively.

Preliminary Purchase Price Allocation
The following table provides the estimated fair value of assets acquired and liabilities assumed in the Xpedite Business acquisition.  The preliminary purchase price allocation is based on the estimated fair value at October 21, 2010 of assets acquired and liabilities assumed:

EASYLINK SERVICES INTERNATIONAL CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

2. ACQUISITION (Continued)

Cash	$5,633,630
Accounts receivable	16,389,901
Prepaid expenses and other current assets	1,833,620
Property and equipment	4,803,865
Goodwill	31,712,226
Intangible assets — customer relationships	40,800,000
Intangible assets — software	18,100,000
Intangible assets — non-competition agreements	1,200,000
Other Assets	300,493
Total assets acquired	120,773,735
Accounts payable and Accrued Expenses	12,781,345
Other current liabilities	197,258
Capital leases	199,182
Long term liabilities	795,950
Total liabilities assumed	13,973,735

Net assets acquired	$106,800,000
Note: During the three months ended April 30, 2011, an adjustment of $(11.3) million was recorded to adjust the net book value of property and equipment to fair value giving consideration to their highest and best use. Key assumptions used in the valuation of the Company’s property and equipment were based on a depreciated replacement cost approach.

Estimates of acquired intangible assets are as follows:

	Estimated Fair Value	Weighted Average Estimated Useful Life (yrs)
Customer Relationships	$40,800,000	10-12
Internally developed software	18,100,000	8-10
Non-competition agreements	1,200,000	5
Goodwill	31,712,226	Non-amortizable

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

The goodwill and intangible assets acquired in the Xpedite Business acquisition were all related to the On Demand business segment.  See Note 10, Segment Results, for additional information regarding the Company’s On Demand business segment.

Based on the evaluation to date, certain fixed assets, amounts for income taxes including deferred tax accounts and the final goodwill allocation are not yet finalized and are subject to change, which could be material. The Company will finalize the amounts recognized as it obtains the information necessary to complete its analysis during the measurement period.

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

EASYLINK SERVICES INTERNATIONAL CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

2. ACQUISITION (Continued)

Pro Forma Consolidated Combined Statement of Operations
(in thousands, except per share amounts)

	Three Months		Nine Months
	2011	2010	2011	2010

Service revenues, net	$47,782	$50,363	$143,332	$155,535
Cost of services	16,388	13,721	47,376	44,791
Gross profit	31,394	36,642	95,956	110,744

Operating expenses:
Product development and enhancement	3,338	3,703	9,918	10,504
Selling and marketing	6,750	8,900	22,196	29,329
General and administrative	12,841	13,666	47,558	58,162
Acquisition and integration related	—	—	2,415	—
Total Operating expenses	22,929	26,269	82,087	97,995

Operating income	8,465	10,373	13,869	12,749

Other income (expense):
Interest expense	(1,651)	(1,413)	(4,576)	(4,238)
Other income (expense)	163	149	503	329
Total Other income (expense)	(1,488)	(1,264)	(4,073)	(3,909)

Income before income taxes	6,977	9,109	9,796	8,840
Provision (Benefit) for income taxes	2,637	2,551	2,743	2,476
Net Income	4,340	6,558	7,053	6,364

Dividends on preferred stock	—	(209)	(2,012)	(642)
Net income attributable to common stockholders	$4,340	$6,349	$5,041	$5,722

Basic income per common share	$0.14	$0.22	$0.17	$0.21

Diluted income per common share	$0.13	$0.21	$0.16	$0.19

Weighted average number of common shares outstanding – basic	30,184	29,110	29,625	27,199

Weighted average number of common shares outstanding –diluted	32,296	29,793	31,353	29,519

The pro forma statements reflect the results of operations for the Company for the three and nine months ended April 30, 2010 and the nine months ended April 30, 2011, and the results of operations for the Xpedite Business for the three and nine months ended December 31, 2009 and the nine months ended April 30, 2011.  The pro forma adjustments used to prepare the

EASYLINK SERVICES INTERNATIONAL CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

2. ACQUISITION (Continued)

statements above, include the removal of intercompany interest between the Xpedite Business and PGI of $.1 million in the nine months ended April 30, 2011. General and administrative expenses have been increased for the amortization expense associated with the fair value adjustment at October 21, 2010 of definite lived intangible assets, for a net adjustment of $1.5 million and $4.4 million in the three and nine months ended April 30, 2010, respectively, and $1.5 million in the nine months ended April 30, 2011. In addition, cost of services have been decreased for the depreciation expense associated with the fair value adjustment at October 21, 2010 of fixed assets, for a net adjustment of $3.0 million and $9.6 million in the three and nine months ended April 30, 2010, respectively, and $3.2 million in the nine months ended April 30, 2011. Interest expense has been adjusted to reflect the 2010 Loans for a net increase of $1.1 million and $3.0 million in the three and nine months ended April 30, 2010, respectively, and $.6 million in the nine months ended April 30, 2011.

3. GOODWILL AND OTHER INTANGIBLE ASSETS

Intangible assets are summarized as follows:

	Weighted average amortization period (years)	April 30, 2011	July 31, 2010
Purchased customer relationships	6-12	$59,731,961	$17,853,802
Internally developed systems	4-10	28,742,858	10,516,331
Non-Competition agreements	5	1,200,000	—
Trade names	<1	3,770,658	3,733,670
Intangible assets, gross		93,445,477	32,103,803
Less accumulated amortization:
Purchased customer relationships		(11,087,688)	(7,437,966)
Internally developed systems		(11,314,556)	(8,640,564)
Non-Competion agreements		(126,460)	—
Trade names		(177,778)	(150,992)
Accumulated amortization		(22,706,482)	(16,229,522)
Intangible assets, net		$70,738,995	$15,874,281

Indefinite lived intangible assets not subject to amortization were $3,520,658 and $3,483,670 at April 30, 2011 and July 31, 2010, respectively.

The Company estimates annual amortization expense for the next five fiscal years will approximate $9.0 million for fiscal year 2011 and $8.0 million thereafter.

The changes in the carrying amount of intangible assets for the nine month period ended April 30, 2011 is as follows:

Balance at July 31, 2010	$15,874,281
Purchases of customer relationships	40,800,000
Purchase of internally developed software	18,100,000
Purchase of non-competion agreements	1,200,000
Intangible amortization	(6,640,140)
Foreign currency effect	1,404,854
Balance at April 30, 2011	$70,738,995

EASYLINK SERVICES INTERNATIONAL CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

3. GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

The changes in the carrying amount of goodwill for the nine months ended April 30, 2011 is as follows:

Balance at July 31, 2010	$34,454,935
Acquisition of Xpedite Business	31,712,226
Foreign currency effect	1,253,884
Balance at April 30, 2011	$67,421,045

4. DEBT

Long term debt and capital lease obligations at April 30, 2011 and July 31, 2010 are as follows:

	April 30, 2011	July 31, 2010

Term Loan	$105,875,000	$25,416,667
Revolving Line of Credit	12,000,000	—
Capital Leases	173,518	—
Subtotal	118,048,518	25,416,667
Less current portion of capital leases	88,128	—
Less debt discount	1,830,550	474,552
Less current portion of long term debt	31,978,350	15,257,852
Long term debt	$84,151,490	$9,684,263

The Company acquired the Xpedite Business for $106.8 million in cash.  The Company paid for the acquisition with $6.8 million of cash on hand and a new credit facility consisting of a $110.0 million term loan and a $20.0 million revolving loan, which also refinanced the Company’s existing credit facility indebtedness.  The 2010 Loans call for quarterly payments of approximately $4.1 million with interest and a final balloon payment in 2014, with interest, which commenced on January 31, 2011. See Note 2, Acquisition, for additional information regarding the Xpedite Business acquisition.
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
 The credit agreement (the "Credit Agreement") for the 2010 Loans contains usual and customary covenants for financings of this type, including, among other things: (i) requirements to deliver financial statements, other reports and notices; (ii) restrictions on additional indebtedness; (iii) restrictions on dividends, distributions and redemptions of equity and repayment of subordinated indebtedness; (iv) restrictions on liens; (v) restrictions on making certain payments; (vi) restrictions on investments; (vii) restrictions on asset dispositions and other fundamental changes; and (viii) restrictions on transactions with affiliates.  In addition, the Credit Agreement contains certain financial covenants, including, among other things: (i) a maximum leverage ratio; (ii) a minimum fixed charge coverage ratio; (iii) a minimum amount of consolidated adjusted EBITDA; and (iv) a maximum amount of capital expenditures. Without the permission of the Lenders, our ability to complete material acquisitions will be restricted.  A default on any of these restrictions and covenants will cause, in certain circumstances, the amounts due under such agreements to become due and payable upon demand.
Borrowings under the Credit Agreement bear interest, at the Company’s election, at a rate tied to one of the following rates, in each case plus a specified margin: (i) the higher of (1) the Administrative Agent’s prime lending rate, (2) the U.S. Federal Funds Rate plus 0.5%, and (3) adjusted one-month LIBOR plus 1.0%; (ii) adjusted LIBOR for the interest period of such borrowing; and (iii) a LIBOR index rate. The interest margin for each such type of borrowing varies from 1.75% to 4.50%, depending on the Company’s consolidated leverage ratio at the time of such borrowing. As of April 30, 2011 the interest rate was approximately 4.48%

EASYLINK SERVICES INTERNATIONAL CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

4. DEBT (Continued)

At April 30, 2011, the Company was in compliance with all covenants under the Credit Agreement.
On February 7, 2011, the Company entered into an interest rate swap (“Swap”) as required by the Credit Agreement for fifty percent (50%) of the then outstanding balance on the Term Loan, which amounted to $52.9 million. The Swap was fixed at an interest rate of 1.83% and was designated as a cash flow hedge with the changes in fair value of the Swap to be recorded in accumulated other comprehensive loss ("AOCI") and as a derivative hedge asset or liability, as applicable. The Swap is designed to always cover 50% of the then outstanding Term Loan balance and will be reduced in amount as the Term Loan is paid down, maturing in October 2014. See Note 7, Derivative Financial Instruments, for additional information regarding the Swap.

5. STOCKHOLDERS’ EQUITY

Dividends

The holders of the outstanding shares of the Company’s series C preferred stock were entitled to receive a 4% per share annual cumulative dividend payable in cash or shares of common stock at our option.  Dividends accrue and are cumulative on a daily basis, whether or not earned or declared. At July 31, 2010, accrued dividends, for the series C preferred stock, of $.1 million, was included in accrued expenses on the Company’s balance sheet. Total liquidation preferences of the series C preferred stock was $5.1 million.

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

Under generally accepted accounting principles in the U.S., the difference between the fair market value of the class A common stock the holder of the series C preferred stock would have received under the old conversion terms and the fair market value of the class A common stock actually received upon conversion under the new terms must be recorded as a dividend.  As a result, the Company recorded a one-time non-cash dividend of approximately $1.96 million upon conversion of the series C preferred shares into class A common stock.

6. OTHER COMPREHENSIVE INCOME

Comprehensive income and the components of other comprehensive income, net of tax, for the three and nine months ended April 30, 2011 and 2010 are as follows:

	Three Months		Nine Months
	2011	2010	2011	2010

Net Income	$4,339,638	$1,989,060	$8,245,818	$4,660,611
Other comprehensive income:
Foreign currency translation	2,695,084	(1,010,256)	3,036,205	(2,008,222)
Net unrealized gain (loss) on derivative instrument	(777,813)	—	(777,813)	—
Tax impacts of changes in other comprehensive income balances	278,865	—	278,865	—
Net change to derive comprehensive income for the period	2,196,136	(1,010,256)	2,537,257	(2,008,222)
Comprehensive income	$6,535,774	$978,804	$10,783,075	$2,652,389

Net exchange gains or losses resulting from the translation of assets and liabilities of foreign subsidiaries are accumulated

EASYLINK SERVICES INTERNATIONAL CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

6. OTHER COMPREHENSIVE INCOME (Continued)

in the AOCI section of Shareholders' equity. Also included are the effects of exchange rate changes on intercompany balances of a long-term nature and transactions related to the Swap. The changes in accumulated foreign currency translation for the three and nine months ended April 30, 2011 and 2010 were primarily attributable to the impact of translation of the net assets of the Company's international operations, primarily denominated in Japanese yen, Pounds Sterling and Euros.

7. DERIVATIVE FINANCIAL INSTRUMENTS

The Swap is a derivative financial instrument used by the Company principally in the management of its interest rate. We determined that the Swap qualifies for cash flow hedge accounting treatment in accordance with ASC Topic 815: Derivatives and Hedging (“ASC 815”). The Swap is the only derivative financial instrument that we have designated as a hedging instrument. See Note 4, Debt, for additional information regarding the Swap.

When hedge accounting is elected at inception, the Company formally designates the financial instrument as a hedge of a specific underlying exposure if certain criteria are met, and documents both the risk management objectives and strategies for undertaking the hedge. The Company formally assesses both at the inception and at least quarterly thereafter, whether the financial instruments that are used in hedging transactions are effective at offsetting changes in the forecasted cash flows of the related underlying exposure. Because of the high degree of effectiveness between the hedging instrument and the underlying exposure being hedged, fluctuations in the value of the derivative instruments are generally offset by changes in the forecasted cash flows of the underlying exposures being hedged. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of AOCI and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Any ineffective portion of a financial instrument’s change in fair value is immediately recognized in earnings.

At April 30, 2011, the outstanding Swap had a notional principal amount of $50.9 million.

The derivative net loss on this contract recorded in AOCI by the Company at April 30, 2011 was $.8 million, net of tax benefit of $.3 million. At April 30, 2011, the portion of derivative net losses estimated to be reclassified from AOCI into earnings by the Company over the next 12 months is $.7 million, net of tax benefit of $.3 million.

The Company’s fair value of outstanding derivative contracts recorded as liabilities in the accompanying Condensed Consolidated Balance Sheets (Unaudited) were as follows:

Derivatives designated as hedging instruments under ASC 815:	Balance Sheet Location	April 30, 2011	July 31, 2010
Interest rate swap	Other current liabilities	$673,309	$—
Interest rate swap	Other liabilities	104,504	—
Total liabilities designated as hedging instruments under ASC 815		$777,813	$—

The following table summarizes the impact of derivative instruments on Interest expense in the accompanying Condensed Consolidated Statements of Operations (Unaudited) for the three and nine months ended April 30, 2011, pretax:

Derivatives designated as hedging instruments under ASC 815:	Statement of Operations Location	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)
Interest rate contract	Interest expense	$(192,015)	$—

EASYLINK SERVICES INTERNATIONAL CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

8. FAIR VALUE REPORTING

ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”) requires that fair value is an exit price, representing the amount that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. The valuation techniques required by ASC 820 are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions made by the Company. These two types of inputs create the following fair value hierarchy:

•	Level 1 — Observable inputs such as quoted prices in active market;

•	Level 2 — Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

•	Level 3 — Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at April 30, 2011:

	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount
Assets:
Cash	$27,849,745	—	—	$27,849,745
Cash Equivalents	77,902	—	—	77,902
Total Assets	$27,927,647			$27,927,647

Liabilities:
Interest Rate Swap	$—	777,813	—	$777,813
Notes Payable	—	—	106,916,556	116,217,968
Total Liabilities	$—	777,813	106,916,556	$116,995,781

The carrying amount of the notes payable contains a $1.8 million discount. The Company believes that the assets can be liquidated without restriction.

9. COMMITMENTS AND CONTINGENCIES

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

j2 - In June 2008, j2 Global Communications, Inc. (“j2”) brought a patent infringement lawsuit against the Company, alleging that the Company infringes upon three of j2's patents, U.S. Patent Nos. 6,597,688, 7,020,132 and 6,208,638. The case is pending in the U.S. District Court for the Central District of California and is currently in the discovery phase. The Company has denied infringing any of the j2 patents and has filed a counterclaim seeking a declaratory judgment that the j2 patents are invalid. Discovery in the matter is ongoing. The case is currently scheduled for trial in August 2011, though it is anticipated the trial date will be rescheduled to a later date.

In March 2011, the Company filed a patent infringement lawsuit against j2. The suit, filed in the U.S. District Court for the Northern District of Georgia, alleges that j2 infringes U.S. Patent No. 5,872,640 entitled "Facsimile Form Generation System"

EASYLINK SERVICES INTERNATIONAL CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

9. COMMITMENTS AND CONTINGENCIES (Continued)

and U.S. Patent No. 7,804,823 entitled "Systems and Methods for Communicating Documents Via an Autonomous Multi-Function Peripheral Device." The Company is seeking monetary damages for past infringement, and injunctive relief prohibiting j2 from continuing to infringe the patents, among other remedies.
In May 2011, after a motion was made by j2 and denied by the Court in the above mentioned lawsuit to add an additional infringement claim for U.S. Patent No. 6,350,066 against the Company, Advanced Messaging Technologies Inc. (“ATS”), which is a wholly-owned subsidiary of j2, brought a new patent infringement lawsuit against the Company in U.S. District Court, Central District of California alleging that the Company infringed U.S. Patent No. 6,350,066.  ATS seeks an injunction, royalties and damages.
Dalal - In connection with the termination of an agreement to sell the portal operations of the Company's discontinued India.com business, one of its subsidiaries was party to litigation (India.com v. Dalal). After numerous appeals, the U.S. Appeals Court for the Second Circuit affirmed the earlier decision of the U.S. District Court for the Southern District of New York.  On May 9, 2011, the Company deposited $1.5 million into the court registry of the U.S. District Court Southern District of New York to satisfy the judgment, interest and costs awarded.

New York state sales tax - As a result of a New York state sales tax audit completed in 2005 of EasyLink Services International, Inc., a dissolved subsidiary of EasyLink Services Corporation, EasyLink Services International, Inc. was assessed approximately $.5 million in tax, interest, and penalties on sales for the sales tax period beginning March 1, 2001 and ending May 31, 2004.  EasyLink Services International, Inc. appealed the assessment administratively to the New York Division of Tax Appeals, which resulted in an opinion in 2008 in favor of EasyLink Services International, Inc.  In late July 2009, after appeal by the New York Department of Taxation and Finance, the decision was reversed by the administrative New York Tax Appeals Tribunal and remanded back to the administrative law judge to determine allocation and penalty issues.  On remand, the Administrative Law Judge upheld the Tax Department's position on the allocation issues but agreed with EasyLink on the penalty issues and cancelled all penalties.  The administrative proceeding is now closed and EasyLink is pursuing a judicial appeal of the July 2009 decision of the Tax Appeals Tribunal.

Retarus, Inc. - In June 2011, the Company and its subsidiary Xpedite Systems LLC filed a lawsuit in the Supreme Court of the State of New York, County of New York, against Retarus, Inc., Donna Tomasino, Francis Toscano and Timothy Valentine asserting claims against Retarus, Inc. for unfair competition, tortious interference with contract, aiding and abetting a breach of duty of loyalty and trust and unjust enrichment, and requesting damages against  Retarus, Inc. and injunctive relief against Retarus, Inc., Donna Tomasino, Francis Toscano and Timothy Valentine.

The outcome of litigation cannot be assured, and despite management's views of the merits of any litigation, or the reasonableness of its estimates and reserves, its cash balances could nonetheless be materially affected by an adverse judgment.  In accordance with ASC Topic 450, Contingencies, the Company believes it has adequately reserved for the contingencies arising from the above legal matters where an outcome was deemed to be reasonably probable and the loss amount could be reasonably estimated.  As such, we do not believe that the anticipated outcome of the aforementioned proceedings will have a materially adverse impact on our financial condition, cash flows or results of operations.

10. SEGMENT RESULTS

The Company manages its operations in two business segments, which are defined as follows:

•	On Demand Messaging Segment (“On Demand”), which includes all electronic fax, e-mail, document capture and management (“DCM”), workflow and Notify services.

•	Supply Chain Messaging Segment (“Supply Chain”), which includes all our electronic data interchange (“EDI”) and telex services.

EASYLINK SERVICES INTERNATIONAL CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

10. SEGMENT RESULTS (Continued)

Segment information for the three and nine months ended April 30, 2011 and 2010 follows:

	Three Months		Nine Months
	2011	2010	2011	2010
Revenue from external customers
On Demand	$38,455,526	$10,435,770	$89,343,978	$30,528,698
Supply Chain	9,326,318	10,157,245	28,598,287	30,966,393
Total Service revenues, net	$47,781,844	$20,593,015	$117,942,265	$61,495,091

The following is a reconciliation of operating segment income to net income for the three and nine months ended April 30, 2011 and 2010:

	Three Months		Nine Months
	2011	2010	2011	2010
Operating segment income
On Demand	$24,302,306	$7,491,662	$56,063,321	$21,208,136
Supply Chain	7,091,569	7,592,200	21,405,882	23,014,383
Segment gross profit	31,393,875	15,083,862	77,469,203	44,222,519
Corporate expenses	22,929,070	11,735,650	60,560,685	35,717,637
Operating income	8,464,805	3,348,212	16,908,518	8,504,882
Other income (expense), net	(1,488,064)	(46,262)	(3,565,020)	(737,198)
Income before income taxes	6,976,741	3,301,950	13,343,498	7,767,684
Provision for income taxes	2,637,103	1,312,890	5,097,680	3,107,073
Net income	$4,339,638	$1,989,060	$8,245,818	$4,660,611

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

Business Overview

We are a leading provider of a comprehensive suite of communication applications that enable enterprises of all sizes to communicate securely and profitably with their customers, trading partners and other third parties. We deliver our cloud based applications-as-a-service through a proprietary business integration network ("BIN") comprised of enterprise-class platforms located in worldwide redundant and highly secure network operations centers.
Our applications include electronic fax services, electronic data interchange (“EDI”) services, multimodal notification services and other communication services that are integral to the movement of money, materials, products, people and information in the global economy including documents such as insurance claims, trade and travel confirmations, purchase orders, invoices, shipping notices and funds transfers that help our customers to be more efficient and mobile. Our BIN provides our customers with scalable on-demand cloud based delivery services that are 100% outsourced, which can be accessed globally and are monitored 24 by 7.

Our operations are tracked in two business segments defined as follows:

•	On Demand Messaging segment (“On Demand”), which includes all electronic fax, e-mail, document capture and management (“DCM”), workflow and notify services.

•	Supply Chain Messaging segment (“Supply Chain”), which includes all our EDI and telex services.

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
Approximately 44% and 41% of our services revenue for the three and nine months ended April 30, 2011, respectively, were from customers outside of the U.S. compared to 25% for the three and nine months ended April 30, 2010, respectively. The significant increase in international services revenue was due to the acquisition of the Xpedite Business.  Accordingly, our services revenue can fluctuate based on the performance of non-U.S. economies and significant changes in the value of the U.S. dollar in relation to foreign currencies.  Our On Demand international operations are primarily denominated in Japanese Yen, Euros, Pounds Sterling and Australian Dollar.
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

Fiscal 2011 Quarter Compared to the Fiscal 2010 Quarter

Results of Operations

In this Quarterly Report on Form 10-Q we refer to the three months ended April 30, 2011 as the “Fiscal 2011 Quarter” and the three months ended April 30, 2010 as the “Fiscal 2010 Quarter.”

The following table reflects consolidated operating data, revenue, cost of services and gross profit by reported segment. All significant intersegment activity has been eliminated. Accordingly, the segment results below exclude the effect of transactions with our subsidiaries.

	Fiscal Quarter
	2011	2010	Variance
Service revenues, net:
On Demand
Fax Services	$28,357,547	$8,680,228	$19,677,319
DCM Services	461,383	482,546	(21,163)
Production Email	5,110,526	1,117,964	3,992,562
Notification	2,791,669	—	2,791,669
Other Services	1,734,401	155,032	1,579,369
Total On Demand	38,455,526	10,435,770	28,019,756

Supply Chain
EDI Services	7,808,575	8,215,485	(406,910)
Telex Services	1,517,743	1,941,760	(424,017)
Total Supply Chain	9,326,318	10,157,245	(830,927)

Total Service revenues, net:	47,781,844	20,593,015	27,188,829

Cost of services:
On Demand	14,153,220	2,944,108	11,209,112
Supply Chain	2,234,749	2,565,045	(330,296)
Total Cost of services	16,387,969	5,509,153	10,878,816

Gross profit:
On Demand	24,302,306	7,491,662	16,810,644
Supply Chain	7,091,569	7,592,200	(500,631)
Total Gross profit	31,393,875	15,083,862	16,310,013

Product development and enhancement	3,337,807	1,884,210	1,453,597
Selling and marketing	6,749,784	3,086,871	3,662,913
General and administrative	12,841,479	6,764,569	6,076,910
Acquisition and integration related	—	—	—
Total Operating expenses	22,929,070	11,735,650	11,193,420

Other expense	(1,488,064)	(46,262)	(1,441,802)
Income before income taxes	$6,976,741	$3,301,950	$3,674,791

Fiscal 2011 Quarter Highlights

•	Fiscal 2011 third quarter revenue growth of $.4 million when compared to Fiscal 2011 second quarter, driven by On Demand service revenues.

•	Service revenue increased $27.2 million, or 132% in Fiscal 2011 Quarter when compared to Fiscal 2010 Quarter, mainly driven by the impact of the Xpedite Business acquisition.

Service revenues, net — Total revenue for the Fiscal 2011 Quarter was $47.8 million, an increase of $27.2 million or 132.0% as compared to the Fiscal 2010 Quarter. The Xpedite Business accounted for a revenue increase of $28.1 million in the On Demand business segment during the Fiscal 2011 Quarter. Foreign currency exchange translation increased revenue in the Fiscal 2011 Quarter by approximately $.2 million. Supply Chain revenue decreased 0.8 million, or 8.2%, from the Fiscal 2010 Quarter, as compared to the Fiscal 2011 Quarter, due to decreases in EDI and Telex services driven by pricing renegotiations coupled with lost customer accounts. However, during the past two quarters we have seen increased volumes from our current customer base within certain applications and believe these trends may continue. As mentioned above, the Xpedite Business contributed $28.1 million of revenue, which is the main driver for the On Demand revenue increase of $28.0 million, or 268.5%, from the Fiscal 2010 Quarter, as compared to the Fiscal 2011 Quarter.
Gross Profit — Gross profit increased $16.3 million, or 108.1% from the Fiscal 2010 Quarter, as compared to the Fiscal 2011 Quarter.  The Xpedite Business contributed $17.6 million in gross profit during the Fiscal 2011 Quarter. Gross margin for the Fiscal 2011 Quarter decreased to 65.7% from 73.2% in the Fiscal 2011 Quarter. The decrease of gross margin as a percentage was mainly driven by the change in revenue mix. The On Demand services have grown to 81% of total revenue in the Fiscal 2011 Quarter from 51% in the Fiscal 2010 Quarter. The On Demand services have a higher cost of delivery driven by the telecommunication expenses for fax services. Total cost of services increased $10.9 million, or 197.5%, due to the cost of delivery for the Xpedite Business along with increases in outside professional services and facility related expenses, which were mitigated by reductions in telecom expense and depreciation expense. In addition, during the Fiscal 2011 Quarter we recorded a reduction of $.4 million to cost of services related to the adjustment of the net book value of property and equipment associated with the Xpedite Business to fair value, based on the acquisition date of October 21, 2010. See Note 2, Acquisitions on this Form 10-Q for additional information on the adjustment to property and equipment. Foreign currency exchange translation decreased gross profit in the Fiscal 2011 Quarter by approximately $.1 million.
Operating Expenses — Operating expenses for the Fiscal 2011 Quarter totaled $22.9 million versus $11.7 million for the Fiscal 2010 Quarter representing an increase of $11.2 million, or 98.5%. The increase in operating expenses during the Fiscal 2011 Quarter is primarily attributable to the acquisition of the Xpedite Business, which contributed $11.0 million, or 48.1% of operating expenses in the Fiscal 2011 Quarter. As a percentage of total product development and enhancement, selling and marketing and general and administrative expenses, the Xpedite Business contributed 47%, 59% and 43%, respectively.
In the Fiscal 2011 Quarter we recognized approximately $.3 million in savings of employee related expense and third party agent fees associated with our previously announced cost reduction initiatives, which were slightly tempered by increased costs related to the transition service agreement entered into in connection with the purchase of the Xpedite Business coupled with higher stock compensation costs incurred in the Fiscal 2011 Quarter .
In addition, during the Fiscal 2011 Quarter we recorded a decrease of $.7 million to operating expenses related to the adjustment of the net book value of property and equipment associated with the Xpedite Business to fair value, based on the acquisition date of October 21, 2010. See Note 2, Acquisitions on this Form 10-Q for additional information on the adjustment to property and equipment.
Other Expense — Other expenses for the Fiscal 2011 Quarter consist mainly of net interest expense of approximately $1.7 million, which included $1.3 million in net cash interest expense, $0.2 million in interest expense from the amortization of the discount on the Term Loan and $0.2 million in interest expense associated with the Swap we entered during the Fiscal 2011 Quarter. See Liquidity and Capital Resources for additional information regarding the Swap.   Interest expenses for the Fiscal 2011 Quarter increased $1.2 million from the Fiscal 2010 Quarter, due to the 2010 Loans, entered into in our first fiscal quarter of Fiscal 2011.

Nine Months Ended April 30, 2011 Compared to the Nine Months Ended April 30, 2010
Results of Operations

The following table reflects consolidated operating data, revenue, cost of services and gross profit by reported segment. All significant intersegment activity has been eliminated. Accordingly, the segment results below exclude the effect of transactions with our subsidiaries.

	Nine Months
	2011	2010	Variance
Service revenues, net:
On Demand
Fax Services	$66,650,756	$24,885,631	$41,765,125
DCM Services	1,427,861	1,519,114	(91,253)
Production Email	11,392,476	3,491,442	7,901,034
Notification	6,098,769	—	6,098,769
Other Services	3,774,116	632,511	3,141,605
Total On Demand	89,343,978	30,528,698	58,815,280

Supply Chain
EDI Services	23,845,983	24,846,669	(1,000,686)
Telex Services	4,752,304	6,119,724	(1,367,420)
Total Supply Chain	28,598,287	30,966,393	(2,368,106)

Total Service revenues, net:	117,942,265	61,495,091	56,447,174

Cost of services:
On Demand	33,280,657	9,320,562	23,960,095
Supply Chain	7,192,405	7,952,010	(759,605)
Total Cost of services	40,473,062	17,272,572	23,200,490

Gross profit:
On Demand	56,063,321	21,208,136	34,855,185
Supply Chain	21,405,882	23,014,383	(1,608,501)
Total Gross profit	77,469,203	44,222,519	33,246,684

Product development and enhancement	8,833,387	5,499,576	3,333,811
Selling and marketing	16,483,000	9,584,468	6,898,532
General and administrative	32,829,384	20,633,593	12,195,791
Acquisition and integration related	2,414,914	—	2,414,914
Total Operating expenses	60,560,685	35,717,637	24,843,048

Other expense	(3,565,020)	(737,198)	(2,827,822)
Income before income taxes	$13,343,498	$7,767,684	$5,575,814

Services revenue, net — Total revenue for the nine months ended April 30, 2011 was $117.9 million, an increase of $56.4 million or 91.8% as compared to the nine months ended April 30, 2010. The Xpedite Business accounted for a revenue increase of $59.0 million in the On Demand business segment during the nine months ended April 30, 2011. This increase in revenues was offset by a decrease of Supply Chain revenue of $2.4 million or 7.6%. Foreign currency exchange translation slightly decreased revenue in the nine months ended April 30, 2011 by $0.1million.
During the Fiscal 2011 Quarter, we saw a trend in the growth of existing On Demand customer revenues that combined with new business revenues exceeded the marginal decline in certain of our other applications such as telex. We are hopeful that the increased activity is an accurate indicator of future performance.

Gross Profit — Gross profit increased $33.2 million, or 75.2% from the nine months ended April 30, 2010, as compared to the nine months ended April 30, 2011.  The Xpedite Business contributed approximately $35.4 million, or 45.7%, in the On Demand segment for the nine months ended April, 30, 2011. Gross margin as a percentage for the nine months ended April 30, 2011 decreased to 65.7% from 71.9% for the nine months ended April 30, 2010.  The decrease in gross margin is mainly driven by the change in product mix for the On Demand services, which have a higher cost of delivery driven by the telecommunication expenses required for fax services. The Xpedite Business contributed approximately $24.1 million in additional On Demand cost of services for the nine months ended April 30, 2011.

Operating Expenses — Operating expenses for the nine months ended April 30, 2011 totaled $60.6 million versus $35.7 million for the nine months ended April 30, 2010 representing an increase of $24.8 million, or 69.6%. The increase in operating expenses during the nine months ended April 30, 2011 is primarily attributable to the acquisition of the Xpedite Business, which contributed $24.0 million of operating expenses in the nine months ended April 30, 2011. In addition, we incurred $2.4 million of acquisition and integration related charges directly related to the acquisition during the nine months ended April 30, 2011. Acquisition and integration related charges include professional fees, termination and related costs for transitional and certain other employees, integration related professional fees and other post business combination related expenses associated with the Xpedite Business.
As mentioned in the Fiscal 2011 Quarter, we continue to recognize savings associated with our previously announced cost reduction initiatives; during the nine months ended April 30, 2011 we recognized approximately $1.6 million in savings related to employee expenses and third party agent fees. These decreases were slightly tempered by increased costs related to the transition service agreement entered into in connection with the purchase of the Xpedite Business coupled with higher stock compensation costs incurred in the nine months ended April 30, 2011.

Other Expense — Other expenses for the nine months ended April 30, 2011 consist mainly of net interest expense of approximately $4.1 million, which included $3.1 million in net cash interest expense, $.8 million in interest expense from the amortization of the discount on the Term Loan and $0.2 million in interest expense associated with the Swap we entered during the Fiscal 2011 Quarter. See Liquidity and Capital Resources for additional information regarding the Swap. Interest expense for the nine months ended April 30, 2011 increased $2.8 million from the nine months ended April 30, 2010, due to the 2010 Loans, entered into in our first fiscal quarter of Fiscal 2011.

Liquidity and Capital Resources

Our principal source of liquidity consists of cash generated from operations. Cash and cash equivalents increased approximately $7.5 million to a total balance of $27.9 million as of April 30, 2011 from $20.5 million as of July 31, 2010. Our net cash provided by operating activities for the nine months ended April 30, 2011 increased $5.6 million or 42.5% as compared to the nine months ended April 30, 2010. The most significant contributor to the increase in our net cash provided by operating activities is an increase of $3.6 million in our net income, which is primarily attributable to the inclusion of the Xpedite Business from October 21, 2010. As the majority of our revenue is recurring under contract, it is primarily affected by the volumes incurred by the customer using the underlying messaging application. Operating expenses are primarily driven by labor and telecom costs which are directly tied to customer utilization of messaging services.
Our liquidity will be affected by our current credit facility consisting of a $110.0 million term loan and a $20.0 million revolving loan.  The 2010 Loans call for quarterly payments of $4.1 million with interest and a final balloon payment in 2014, with interest.  At April 30, 2011 there was $12.0 million outstanding on the revolving loan and $105.9 million outstanding on the Term Loan. Under the terms of the Credit Agreement, we made our quarterly payment of $4.1 million along with interest due on May 2, 2011. Subsequent to April 30, 2011, we also made payments in the amount of $4.0 million on the revolving loan. At June 8, 2011 there was $8.0 million outstanding on the revolving loan and $101.8 million outstanding on the Term Loan.
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

(iii) a minimum amount of consolidated adjusted EBITDA; and (iv) a maximum amount of capital expenditures. Without the permission of the Lenders, our ability to complete material acquisitions will be restricted.  A default on any of these restrictions and covenants will cause, in certain circumstances, the amounts due under such agreements to become due and payable upon demand.
Borrowings under the Credit Agreement bear interest, at the Company’s election, at a rate tied to one of the following rates, in each case plus a specified margin: (i) the higher of (1) the Administrative Agent’s prime lending rate, (2) the U.S. Federal Funds Rate plus 0.5%, and (3) adjusted one-month LIBOR plus 1.0%; (ii) adjusted LIBOR for the interest period of such borrowing; and (iii) a LIBOR index rate. The interest margin for each such type of borrowing varies from 1.75% to 4.50%, depending on the Company’s consolidated leverage ratio at the time of such borrowing.  At April 30, 2011, we were in compliance with all covenants under the Credit Agreement.
 On February 7, 2011, we entered into the Swap as required by the Credit Agreement for fifty percent (50%) of the then outstanding balance on the Term Loan, which amounted to $52.9 million. The Swap was fixed at an interest rate of 1.83% and was designated as a cash flow hedge with the changes in fair value of the Swap to be recorded in accumulated other comprehensive loss and as a derivative hedge asset or liability, as applicable. The Swap is designed to always cover 50% of the then outstanding Term Loan balance and will be reduced in amount as the Term Loan is paid down, maturing in October 2014.
An adjustment to the purchase price of the Xpedite Business has been made based on the working capital of the acquired business at the acquisition date as defined in the Security and Asset Purchase Agreement dated October 21, 2010 entered into in connection with the acquisition of the Xpedite Business.  During the nine month period ended April 30, 2011 we agreed with PGI to a working capital adjustment of $1.8 million.  We made a payment to PGI on February 16, 2011 in the amount of $1.8 million.
Our accounts receivable increased approximately $20.8 million in the nine months ended April 30, 2011 due to the acquisition of the Xpedite Business.  Management believes that existing cash and cash equivalent balances and cash provided from operations will provide sufficient liquidity to meet the operating and capital expenditure needs for existing operations during the next twelve months.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management has established and maintained disclosure controls and procedures as defined in Exchange Act Rules  13a-15(e) and 15d-15(e) that are designed to provide reasonable assurance that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized, reported and is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, as appropriate, by others within the entity to allow timely decisions regarding required disclosure.  Our management, including the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the disclosure controls and procedures and, based on this evaluation, has concluded that disclosure controls and procedures were effective at a reasonable assurance level as of the end of the period covered by the report.  We continually review the respective disclosure controls and procedures and make changes, as necessary, to ensure the quality of our financial reporting.

Internal Controls over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the third quarter of fiscal year 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be party to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business.  While the outcome of these matters cannot be predicted with certainty, we do not believe that the outcome of any of these claims or any of the legal matters mentioned elsewhere in this Quarterly Report on Form 10-Q will have a material adverse effect on our consolidated financial position, results of operations or cash flow.

j2 - In June 2008, j2 Global Communications, Inc. (“j2”) brought a patent infringement lawsuit against us, alleging that we infringed upon three of j2's patents, U.S. Patent Nos. 6,597,688, 7,020,132 and 6,208,638. The case is pending in the U.S. District Court for the Central District of California and is currently in the discovery phase. We have denied infringing any of the j2 patents and have filed a counterclaim seeking a declaratory judgment that the j2 patents are invalid. Discovery in the matter is ongoing. The case is currently scheduled for trial in August 2011, though it is anticipated the trial date will be rescheduled to a later date.

In March 2011, we filed a patent infringement lawsuit against j2. The suit, filed in the U.S. District Court for the Northern District of Georgia, alleges that j2 infringes U.S. Patent No. 5,872,640 entitled "Facsimile Form Generation System" and U.S. Patent No. 7,804,823 entitled "Systems and Methods for Communicating Documents Via an Autonomous Multi-Function Peripheral Device." We are seeking monetary damages for past infringement, and injunctive relief prohibiting j2 from continuing to infringe the patents, among other remedies.

In May 2011, after a motion was made by j2 and denied by the Court in the above mentioned lawsuit to add an additional infringement claim for U.S. Patent No. 6,350,066 against us, Advanced Messaging Technologies Inc. (“ATS”), which is a wholly-owned subsidiary of j2, brought a new patent infringement lawsuit against us in U.S. District Court, Central District of California alleging that the Company infringed U.S. Patent No. 6,350,066.  ATS seeks an injunction, royalties and damages.

Dalal - In connection with the termination of an agreement to sell the portal operations of our discontinued India.com business, one of our subsidiaries was party to litigation (India.com v. Dalal). After numerous appeals, the U.S. Appeals Court for the Second Circuit affirmed the earlier decision of the U.S. District Court for the Southern District of New York.  On May 9, 2011, we deposited $1.5 million into the court registry of the U.S. District Court Southern District of New York to satisfy the judgment, interest and costs awarded.

New York state sales tax - As a result of a New York state sales tax audit completed in 2005 of EasyLink Services International, Inc., a dissolved subsidiary of EasyLink Services Corporation, EasyLink Services International, Inc. was assessed approximately $.5 million in tax, interest, and penalties on sales for the sales tax period beginning March 1, 2001 and ending May 31, 2004.  EasyLink Services International, Inc. appealed the assessment administratively to the New York Division of Tax Appeals, which resulted in an opinion in 2008 in favor of EasyLink Services International, Inc.  In late July 2009, after appeal by the New York Department of Taxation and Finance, the decision was reversed by the administrative New York Tax Appeals Tribunal and remanded back to the administrative law judge to determine allocation and penalty issues.  On remand, the Administrative Law Judge upheld the Tax Department's position on the allocation issues but agreed with EasyLink on the penalty issues and cancelled all penalties.  The administrative proceeding is now closed and EasyLink is pursuing a judicial appeal of the July 2009 decision of the Tax Appeals Tribunal.

Retarus, Inc. - In June 2011, we and our subsidiary Xpedite Systems LLC filed a lawsuit in the Supreme Court of the State of New York, County of New York, against Retarus, Inc., Donna Tomasino, Francis Toscano and Timothy Valentine asserting claims against Retarus, Inc. for unfair competition, tortious interference with contract, aiding and abetting a breach of duty of loyalty and trust and unjust enrichment, and requesting damages against  Retarus, Inc. and injunctive relief against Retarus, Inc., Donna Tomasino, Francis Toscano and Timothy Valentine.

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

 Revenue from Japan was 18% of the total revenue for the On Demand segment and 15% of total consolidated revenue for the third quarter ended April 30, 2011. The March 11, 2011 Japanese earthquake and resulting tsunami may affect future Japanese revenue.

Our Japanese operations are located in Tokyo and as of the date of this filing all of our Japanese employees are reported safe and our office and network are operational. However, there can be no assurances that future operations and revenue may not be seriously affected by, among other things, the rolling electrical black outs and  industry wide shutdowns now occurring in Japan as well as the potential of a nuclear reactor disaster occurring at a power plant within one hundred and seventy miles of our Tokyo offices. These occurring or potential events may seriously damage our ability to conduct business in Japan or, in the worst case, cause operations to completely cease, causing a material decrease in our Japanese revenue.

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

Date: June 9, 2011

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