Form 10-K
period 2011-07-31
EASYLINK SERVICES INTERNATIONAL CORP
filed 2011-10-06
CIK 894738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

 (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2011
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
Class A common stock, $.01 par value per share
 Name of each exchange on which registered: NASDAQ
 Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer  ☐      Accelerated filer  ☐      Non-accelerated  ☐      Smaller reporting company  ☒
 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒
 As of September 30, 2011, the issuer had outstanding 31,752,592 shares of class A common stock. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant based upon the closing price on the last business day of the registrant's most recently completed second quarter (January 31, 2011) was approximately $122,123,992 based on the closing price for the class A common stock of $4.00 on the Nasdaq Capital Market on that date.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement in connection with its 2012 Annual Meeting of Stockholders, to be held on or about January 5, 2012, are incorporated by reference in Part III of this Form 10-K to the extent stated herein.

EASYLINK SERVICES INTERNATIONAL CORPORATION
ANNUAL REPORT ON FORM 10-K

-i-

PART I

Forward-Looking Statements

This annual report on Form 10-K contains a number of “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Specifically, all statements other than statements of historical facts included in this annual report regarding our financial position, business strategy and plans and objectives of management for future operations are forward-looking statements. These forward-looking statements are based on the beliefs of management, as well as assumptions made by and information currently available to management. When used in this annual report, the words “anticipate,” “believe,” “estimate,” “expect,” “may,” “will,” “hope,” “continue” and “intend,” and words or phrases of similar import, as they relate to our financial position, business strategy and plans, or objectives of management, are intended to identify forward-looking statements. These statements reflect our current view with respect to future events and are subject to risks, uncertainties and assumptions related to various factors including, without limitation, those described starting on page 6 of this annual report under the heading “Risk Factors” and in our registration statements and periodic reports filed with the Securities and Exchange Commission (“SEC”) under the Securities Act and the Exchange Act.

Although we believe that our expectations are reasonable, we cannot assure you that our expectations will prove to be correct. Should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described in this annual report as anticipated, believed, estimated, expected, hoped or intended.

References in this annual report to “EasyLink,” “ESIC,” “the Company,” “we,” “us,” and “our” refer to EasyLink Services International Corporation and its wholly-owned subsidiaries on a consolidated basis, unless otherwise stated.

Item 1. Business

General

EasyLink Services International Corporation is a Delaware corporation founded in 1991. We are a leading global provider of a comprehensive suite of communication applications that enable enterprises of all sizes to communicate securely and profitably with their customers, trading partners and other third parties. We deliver our cloud-based applications-as-a-service through a proprietary business integration network ("BIN") comprised of enterprise-class platforms located in worldwide redundant and secure network operations centers.

We have a global presence in more than 95 countries with approximately 30,000 enterprise customer accounts, serving approximately 65 of the Fortune 100. We process over 5,000,000 transactions per day with diverse industry coverage in financial services, insurance, healthcare, retail, manufacturing, technology, transportation & logistics and oil & gas.

Our applications include electronic fax services, electronic data interchange (“EDI”) services, multimodal notification services and other communication services that are integral to the movement of money, materials, products, people and information in the global economy including documents such as insurance claims, trade and travel confirmations, purchase orders, invoices, shipping notices and funds transfers that help our customers to be more efficient and mobile. Our BIN provides our customers with scalable on-demand cloud-based delivery services that are 100% outsourced, which can be accessed globally and are monitored 24 hours a day, seven days a week.

We manage our business in two reportable business segments: (i) On Demand Messaging segment (“On Demand”), which includes all electronic fax, e-mail, document capture and management (“DCM”), workflow and notify services and (ii) Supply Chain Messaging segment (“Supply Chain”), which includes all of our EDI and telex services. See Note 14, Business Segment Information, of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for further details on our business segments.

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

On October 21, 2010, in order to strengthen and broaden our product offerings and capture market share, we acquired the iSend and iNotify advanced messaging businesses (the “Xpedite Business”) from Premiere Global Services, Inc. (“PGI”) through the purchase of PGI’s wholly-owned subsidiaries Xpedite Systems, LLC and Premiere Global Services (UK) Limited and certain related assets owned by PGI’s subsidiary Premiere Conferencing (Canada) Limited.  Beginning from the October 21, 2010 acquisition date, the operating results of the Xpedite Business are included in the financial results of the Company. The addition of the Xpedite Business has significantly increased the revenue in our On Demand segment and affected our gross margins with related impacts on the cost of revenue and other expense items within our results of operations as compared to prior periods.  The integration of the Xpedite Business and the servicing of the acquisition debt will be important drivers of our financial results in future reporting periods.

Our common stock trades on the National Association of Securities Dealers Automated Quotations (the “NASDAQ”) under the symbol “ESIC.”

In this annual report on Form 10-K, we refer to the fiscal year ended July 31, 2011 as “Fiscal 2011” and the fiscal year ended July 31, 2010 as “Fiscal 2010.”

Products and Services

Our two reportable segments, On Demand and Supply Chain, and our products and services are described below:

Segment	Services/Solutions	Description of Services/Solutions

On Demand	Fax
Outsourced solution allowing organizations to eliminate the hardware, software, telecom lines, maintenance and related infrastructure associated with fax servers and traditional fax machines.  In addition, the service is integrated with multi-function devices for a true, one source solution.

	Production Messaging	Outsourced solution that automates the distribution of a company's high volume system originated messages for delivery as fax, e-mail, secure e-mail, or EDI.
Workflow ("EWS")
A Service workflow application that enables a company to deploy a customized application for the centralization, management, queuing and processing of inbound business transactions of any kind. EWS is a sophisticated hosted service that combines advanced message queues, alerts and alarms, comprehensive audit trails and a Web 2.0 interface for the delivery of tailored applications.

Document Capture and Management ("DCM")
A Service which combines a global fax network, human quality checks and sophisticated workflows to turn manual processes directly into data consumable by back office applications such as order processing, claims forms and time and expense forms.

Notify
Outsourced straight-through processing solution that automates the creation and delivery of a message/reminder that originates in back-office environments for delivery as fax, e-mail, voice or Short Messaging Service ("SMS") allowing organizations to reduce the costs associated with managing disparate infrastructure.

Supply Chain	EDI
A comprehensive set of fully outsourced EDI solutions that helps companies to take full advantage of their EDI investment. With EasyLink EDI, companies are able to optimize the efficiency, reliability, and reach of their electronic supply chain while reducing costs, infrastructure, and overhead.

	Telex	A reliable and cost-effective legacy solution relied upon by select companies for effective and secure communications.

We believe that our product offerings provide our customers with increased business performance, reduced risk, a predictable cost and more flexibility and choice in terms of service in order to maximize their performance.

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

Our product development expenses in Fiscal 2011 and Fiscal 2010 were approximately $12.2 million and $7.3 million, respectively.

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

Sales and Marketing

We have direct and/or indirect distribution channels worldwide.  Our sales force has traditionally consisted of regional sales managers, field sales representatives, inside sales representatives and technical pre-sales representatives.  We seek to continue to enter in partnerships with agents, resellers, equipment manufacturers and other solution providers, to sell to companies around the world and expand our reach into markets that we do not service directly. We have dedicated resources focused on expanding these indirect channels. We believe that our service offerings enable a wide variety of companies to recommend, market, and sell our services.

Customers

As of July 31, 2011, we provided services to approximately 30,000 enterprise customer accounts in financial services, insurance, healthcare, retail, manufacturing, technology, transportation & logistics and oil & gas. Our customers range in size from Fortune 100 companies to sole proprietorships. Many of our customers may generally terminate our services with 30 days notice without penalty, unless their agreement contains a minimum revenue commitment that would require payment by the customer of any unused shortfall amount upon termination. We continue our efforts to enter into annual or multi-year contracts with minimum commitments. For Fiscal 2011 no single customer accounted for more than 10% of our consolidated revenue.

For Fiscal 2011 and Fiscal 2010, approximately 42% and 25%, respectively, of our revenues were generated from customers outside of the United States ("U.S.").

Seasonality and Backlog

Our revenues experience modest changes due to seasonality, and we have no material backlog in sales orders or the provisioning of customer orders. We traditionally experience lower than average usage in the fiscal first and second quarters as we move into the summer and holiday months.

Competition

While we are unaware of any single competitor that provides the broader portfolio of applications we deliver, we compete with a range of companies in each of our two business segments, as well as with the internally developed solutions of companies who choose to source these needs internally.  The markets for each of our two segments are highly competitive, rapidly evolving and subject to shifting customer needs and introductions of new products and services.  We face a significant number of competitors, ranging from very large enterprises or divisions of very large companies to a number of relatively small organizations.  Our Supply Chain Messaging solutions compete with large e-commerce business-to-business and EDI vendors with a broad array of VAN, software and service offerings, including GXS, Inc., IBM and multiple smaller EDI companies with a core competence in a particular industry or technology, “mom-and-pop” service centers or privately owned VANs.  Our integrated desktop messaging and production messaging solutions compete primarily against traditional fax machine manufacturers, which may be large and well established companies, providers of fax servers and related software, such as Open Text Corporation, as well as publicly traded and privately-held application service providers, such as j2 Global Communications, Inc., Graphnet, Inc., Wirefast Limited, and Retarus, Inc.  Our telex solutions compete against Swiss Telex SA, Network Telex, and various designated international providers of postal, telephone and telegraph services.

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

Patents, Trademarks and Proprietary Technology

We have several technology platforms through which we provide our various services to customers. Each of those platforms was developed by our company or by companies we have acquired. To the extent we have intellectual property rights in those technology platforms, those intellectual property rights generally consist of patents, copyrights and trade secrets.  We take steps to ensure the ongoing confidentiality of our trade secrets and to search for additional ways to maintain the proprietary nature of our technology platforms. There can be no assurance, however, that our existing intellectual property rights will afford us adequate protection or that competitors will not develop or market competing products using technologies similar to, or better than, our own.

We have trademark rights to the name EasyLink as well as other marks and logos both in the U.S. and internationally.  We review our marketing and advertising efforts from time to time to ensure we take advantage of opportunities to create new or more valuable trademark rights.

Although we believe that our technology does not infringe upon the proprietary rights of others, it is possible that others may have patents, patent applications, or may be granted patents claiming products or processes that are necessary for or useful to the delivery of our services. From time to time we are approached by parties claiming to own patents that they claim are infringed by our services or operations. We evaluate such claims when they arise to determine whether those claims are valid and whether it would be more effective to obtain a license or dispute that any infringement is occurring. We have in the past obtained a license from a party claiming to hold a patent that they contended were infringed by our services or operations.  See Item 3. Legal Proceedings for more information regarding our legal proceedings.

Suppliers

We purchase telecommunications services pursuant to supply agreements with telecommunications service providers. Some of our agreements with telecommunications service providers contain commitments that require us to purchase a minimum amount of services through 2013. The total telecom costs for those suppliers for Fiscal 2011 and Fiscal 2010 were approximately $17.6 million and $2.1 million, respectively, of which $3.5 million and $2.0 million, respectively, were related to minimum commitment contracts.

Government Regulation

In general, we operate as an unregulated provider of our various messaging services. We believe that our services are not subject to regulation in the U.S. by the Federal Communications Commission (“FCC”) or by state-level public service commissions with respect to the manner in which we provide service or the prices we charge. We do not file tariffs setting forth our prices or business practices with the FCC, at the state level in the U.S. or in any other country.

We are, however, subject to federal and state regulations that relate to telecommunications as well as international telecommunications regulatory authorities, and we may be affected by regulatory decisions, trends or policies issued or implemented by federal, state, local and international authorities. We are also subject to statutory obligations relating to data protection, as well as regulatory requirements applicable to businesses generally in the U.S. and in the other countries where we do business.

In countries other than the U.S., we are sometimes required by national laws to obtain licenses or to pay license fees or similar amounts to national regulatory bodies. Such amounts are reflected in our financial statements, and such non-U.S. regulatory matters are not material to our operations or business plans.

Telecommunications technologies and the laws that regulate businesses in the telecommunications industry are constantly changing and there can be no assurance that the FCC or another regulatory body may not try to extend its jurisdiction over all or part of our business.

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

Employees

As of July 31, 2011, we had approximately 541 employees worldwide, all of which were full-time employees.  Of these employees 340 were located in the U.S. and 201 were located internationally. None of our employees are covered by a collective bargaining agreement. We consider our relations with our employees to be good.

Availability of Reports

Our corporate information website is www.easylink.com. The information on our website is not part of this annual report on Form 10-K. However, on the Investor Information portion of our Website the public can access free of charge our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), filed with the U.S. Securities and Exchange Commission (the “SEC”) as soon as reasonably practicable after the filing dates.  The ownership reports, proxy and information statements and other information regarding our filings may also be accessed at the SEC’s Public Reference Room, 100 F Street, NE, Washington, DC 20549 during office hours of 10:00 a.m. to 3:00 p.m. weekdays.   The public may get specific information about the operation of the Public Reference Room at 1-800-SEC-0330.  In addition the public may access the above mentioned reports using the SEC Internet site (EDGAR) at www.sec.gov.

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

Risks Relating to Our Business

Weakness in the financial markets and in the general economy may continue to adversely affect certain segments of our customers. These general economic conditions may result in a decrease in the number of new customers we are able to attract and may negatively affect the usage levels of our services as well as customer retention.

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

Data security requirements for our services may prove to be a hindrance to organic growth.

Our success will depend on our continued ability to develop viable markets for our outsourced services as a means of revenue growth. Security and reliability of service are significant concerns to enterprises and service providers deciding whether to outsource these services or to continue to provide them themselves. These concerns are likely to be particularly strong at larger businesses and service providers, which are highly sensitive to security and privacy of information issues. The security and compliance requirements to which we must adhere are continuously increasing in breadth and complexity.  To mitigate security risks and protect confidential data, we continuously audit our technical environments, process controls, security awareness programs and human resource policies to meet these increasing demands. We may need to increase the price of our services to address the growing burdens required to meet the customers security and information privacy needs. While we intend to focus on delivering outsourced services, we cannot be sure that we will be able to maintain or expand our business customer base as the result of these demands.

Servicing our debt obligations may limit our earnings available to investors.

On October 21, 2010, in connection with the acquisition of the iSend and iNotify businesses of PGI, we secured a term loan and revolving loan (the “2010 Loans”) pursuant to which we borrowed an aggregate of $122.0 million.  The aggregate outstanding secured principal amount on the term loan was $101.8 million and the aggregate outstanding principal amount on the revolving loan was $8.0 million at July 31, 2011. These borrowings are to be repaid in quarterly installments of principal in the amount of $4.1 million, plus accrued interest, and a final balloon installment, with interest, due in 2014.  The amount of our earnings available to our investors after making these periodic debt payments may be limited.

We have debt obligations which require us to meet certain restrictions on business activity and debt covenants.

The credit agreement for the 2010 Loans contain usual and customary covenants for financings of this type, including, among other things: (i) requirements to deliver financial statements, other reports and notices; (ii) restrictions on additional indebtedness; (iii) restrictions on dividends, distributions and redemptions of equity and repayment of subordinated indebtedness; (iv) restrictions on liens; (v) restrictions on making certain payments; (vi) restrictions on investments; (vii) restrictions on asset dispositions and other fundamental changes; and (viii) restrictions on transactions with affiliates.   In addition, the credit agreement contains certain financial covenants, including, among other things: (i) a maximum leverage ratio; (ii) a minimum fixed charge coverage ratio; (iii) a minimum amount of consolidated adjusted EBITDA; and (iv) a maximum amount of capital expenditures. Without the permission of the our lenders under the 2010 Loans, our ability to complete material acquisitions will be restricted.  A default on any of these restrictions and covenants will cause, in certain circumstances, the amounts due under such agreements to become due and payable upon demand.  If demand for payment is made under these circumstances and we do not have sufficient cash to repay the amounts due or are unable to reach a new arrangement with our lenders, we may become insolvent.

If we lose our net operating loss carryforwards, our financial results will suffer.

As of July 31, 2011, our U.S. net operating loss carryforwards for federal income tax purposes were approximately $63.9 million. Section 382 of the Internal Revenue Code contains rules that are designed to limit the tax losses that are allowable to persons buying companies with net operating losses. These rules generally operate by focusing on ownership changes among stockholders owning directly or indirectly 5% or more of the common stock of a company or any change in ownership arising from a new issuance of stock by a company. In general, the rules limit the ability of a company to utilize net operating losses after a change of ownership of more than 50% of its common stock over a three-year period. While we have adopted a stockholders right plan designed to discourage ownership changes which would trigger the Section 382 limits, purchases of our class A common stock in amounts greater than specified levels could create an additional limitation on our ability to utilize our net operating losses to offset future tax liabilities, thereby reducing net income and cash flow.

If our goodwill, indefinite-lived intangible assets or other long-term assets become impaired, we will be required to record additional impairment charges, which may be significant.
A significant portion of our long-term assets consist of goodwill, other indefinite-lived intangible assets and finite-lived intangible assets recorded as a result of past acquisitions. We do not amortize goodwill and indefinite-lived intangible assets, but rather review them for impairment on a periodic basis or whenever events or changes in circumstances indicate that their carrying value may not be recoverable. If analysis indicates that an individual asset's carrying value does exceed its fair market value, we will record a non-cash impairment write-down to such asset, which will reduce our reported net income.

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

We license a significant amount of technology from third parties, including technology related to our Internet fax services, billing processes and databases. We also rely on third party commercial partners to provide services for our trading community enablement services, document capture and routing services, and other services. We anticipate that we will need to license additional technology or to enter into additional commercial relationships to remain competitive. We may not be able to license these technologies or to enter into arrangements with prospective commercial partners on commercially reasonable terms or at all. Third-party licenses and strategic commercial relationships expose us to increased risks, including risks relating to the integration of new technology, the diversion of resources from the development of our own proprietary technology, a greater need to generate revenues sufficient to offset associated license or service fee costs, and the possible termination of or failure to renew an important license or other agreement by the third-party licensor or commercial partner.

We may need to obtain additional financing on satisfactory terms to continue to compete successfully.

If we are unable to obtain necessary future capital, our business will suffer. We may need to raise additional funds if competitive pressures or technological changes are greater than anticipated, if we are unable to increase revenue at anticipated rates, if our expenses increase significantly, if our customers delay payment of our receivables, if necessary to fund repayment of our debt, or if we identify a suitable acquisition candidate that requires a cash outlay in order to complete the transaction. We cannot be certain that any additional financing will be available on reasonable terms or at all. Raising additional funds in the future by issuing securities could adversely affect our stockholders and negatively impact our operating results. If we raise additional funds through the issuance of class A common stock or securities convertible into or exchangeable for class A common stock, the percentage ownership of our then-existing stockholders will decrease, and they may experience additional dilution. In addition, any convertible or exchangeable securities we might issue to raise capital may have rights, preferences and privileges more favorable to the holders than those of the class A common stock.

We may need to upgrade some of our computer systems to accommodate increases in traffic and to accommodate increases in the usage of our services, but we may not be able to do so while maintaining our current level of service, or at all.

We must continue to expand and adapt our computer systems as the number of customers, the security standards, and the amount of information they wish to transmit increases and as their requirements change and as we further develop our services.  If we cannot provide the necessary service while maintaining expected performance, our business would suffer and our ability to generate revenues through our services would be impaired.

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

We operate in international markets and may not be able to compete effectively in these markets. We face significant risks inherent in conducting business internationally, such as:

•	uncertain demand in foreign markets for our services;

•	difficulties and costs of staffing and managing international operations;

•	differing technology standards;

•	difficulties in collecting accounts receivable and longer collection periods;

•	economic instability and fluctuations in currency exchange rates and imposition of currency exchange controls;

•	potentially adverse tax consequences;

•	regulatory limitations on the activities in which we can engage and foreign ownership limitations on our ability to hold an interest in entities through which we wish to conduct business;

•	political instability, unexpected changes in regulatory requirements, and reduced protection for intellectual property rights in some countries;

•	export restrictions;

•	terrorism; and

•	difficulties in enforcing contracts.

If we cannot hire and retain highly qualified employees, our business and financial results will suffer.

We are substantially dependent on the continued services and performance of our executive officers and other key employees. If we are unable to attract and retain highly qualified employees, our management may not be able to effectively manage our business, exploit opportunities and respond to competitive challenges, and our business and financial results will suffer. Many of our competitors may be able to offer more lucrative compensation packages and higher-profile employment opportunities than we can.

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

We have set aside amounts sufficient to cover our current estimated liabilities for certain international, federal, state and local income and sales taxes, and we believe that we have accrued appropriately for these taxes. With our history of acquisitions, it is possible that liabilities may arise in the acquired companies because such taxes may not have been properly billed, collected, or accrued and/or liabilities may exist of which we are not presently aware. In addition, tax jurisdictions may disagree with our methods of interpreting, assessing and remitting various taxes. In the event that actual results differ from our reserves, we may need to record additional expense that could have a material effect on our financial condition and results of operations.

We may have to use significant resources indemnifying our officers and directors or paying for damages caused by their conduct.

The Delaware General Corporation Law provides for broad indemnification by corporations of their officers and directors and permits a corporation to exculpate its directors from liability for their actions. Our bylaws and certificate of incorporation implement this indemnification and exculpation to the fullest extent permitted under this law as it currently exists or as it may be amended in the future. Consequently, subject to this law and to some limited exceptions in our certificate of incorporation and bylaws, none of our directors will be liable to us or to our stockholders for monetary damages resulting from conduct as a director.

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

We believe that our services are “information services” under the Telecommunications Act of 1996 and existing precedent and, therefore, would not currently be subject to traditional U.S. telecommunication services regulation. However, while the FCC historically has refrained from extensive regulation of entities that provide service using the Internet or Internet protocol, it has recently begun to impose some regulations on these services as they increasingly are used as substitutes for traditional communications services. For example, the FCC already has required certain providers of voice over Internet Protocol (“VoIP”) telephony to provide enhanced 911 capability to their customers and to accommodate requests by law enforcement to permit electronic surveillance. In addition, the FCC is currently considering whether to impose certain obligations on providers of Internet-based and IP-based services generally. These potential rules could include requirements to ensure access for disabled persons, contribute to universal service funds, and pay for using the public telephone network. Any of these requirements, if applicable to a given service, could increase the cost of providing that service. The FCC is also examining whether and how to differentiate among Internet-based and IP-based services to determine which services should be subject to particular regulatory obligations. It cannot be predicted whether these rules will be adopted and, if so, whether they would be applied to our non-voice services.

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

Privacy and security concerns may prevent customers from using our services.

Concerns about the security of online transactions, the security of databases and the privacy of users may inhibit the growth of delivering business documents and data. We may need to incur significant expenses to protect against the threat of security breaches or to alleviate problems caused by security breaches. We rely upon encryption and authentication technology to provide secure transmission of certain customer information and various firewall systems to protect our databases and computer systems. If our security measures do not prevent security breaches, we could suffer operating losses, damage to our reputation, litigation and possible liability. Advances in computer capabilities, new discoveries in the field of cryptography or other developments that render current encryption technology outdated may result in a breach of our encryption and authentication technology and firewalls and could enable an organization or person to steal proprietary information or interrupt our operations.

We and our customers are subject to laws and regulations protecting personal and other confidential information in connection with the exchange of such information by these customers using our services. At present, in the United States, interactive Internet-based service providers have substantial legal protection for the transmission of third-party content that is infringing, defamatory, pornographic or otherwise illegal. We cannot guarantee that a U.S. court would not conclude that we do not qualify for these protections as an interactive service provider. We do not and cannot screen all of the content generated, sent and received by users of our services or the recipients of messages delivered through our services. Some foreign governments, such as France and Germany, have enforced content-related laws and regulations against Internet service providers.

Domestic and foreign regulatory requirements could have a material adverse effect on our business, financial condition and results of operations. In connection with the deployment of Internet-capable nodes in countries throughout the world, we are required to satisfy a variety of foreign regulatory requirements. We seek to comply with these requirements on a country-by-country basis as the deployment of Internet-capable fax nodes continues. There can be no assurance that we will be able to satisfy the regulatory requirements in each of these countries, and the failure to satisfy these requirements may prevent us from installing Internet-capable fax nodes in these countries or require us to limit the functionality of these nodes. The failure to deploy a number of such nodes could have a material adverse effect on our business, financial condition and results of operations.

The legal structure and scope of operations of our subsidiaries in some foreign countries may be subject to restrictions that could severely limit our ability to conduct business in these countries. To the extent that we develop or offer messaging or other services in foreign countries, we will be subject to the laws and regulations of those countries. The laws and regulations relating to the Internet and telecommunications services in many countries are evolving and in many cases are more burdensome than U.S. law in their application. For example, in India, the Peoples Republic of China, and other countries, we may be subject to licensing requirements with respect to the activities in which we propose to engage, and we may also be subject to foreign ownership limitations or other approval requirements that preclude our ownership interests or limit our ownership interests to specified percentages of the entities through which we propose to conduct any regulated activities. If these limitations apply to our activities (including activities conducted through our subsidiaries), our opportunities to generate revenue will be reduced, our ability to compete successfully in these markets will be adversely affected, our ability to raise capital in the private and public markets may be adversely affected, and the value of our investments and acquisitions in these markets may decline. Moreover, to the extent we are limited in our ability to engage in certain activities or are required to contract for these services from a licensed or authorized third party, our costs of providing our services will increase and our ability to generate profits may be adversely affected.

Risks Relating to Our Class A Common Stock

The market price of our class A common stock is likely to be highly volatile.

During the last 12 months, the market price of our class A common stock has been volatile, ranging from a low of $2.17 to a high of $6.17, and will likely fluctuate substantially in the future. The market price of our class A common stock may fluctuate in response to variations in our quarterly operating results, changes in our financial condition, and any acquisitions, dispositions and other corporate developments we undertake or experience. In addition, the securities markets and, in particular the technology stock market sector, have experienced significant price and volume fluctuations recently that have often been unrelated or disproportionate to the operating performance of particular companies. These broad fluctuations may adversely affect the market price of our class A common stock.

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

Our Board of Directors is authorized, without further stockholder approval, to determine the provisions of and to issue up to 4,896,577 shares of preferred stock. Issuance of preferred shares with rights to dividends and other distributions, voting rights or other rights superior to the class A common stock could be adverse to the holders of class A common stock. In addition, issuance of preferred shares could have the effect of delaying, deterring or preventing an unsolicited change in control of our company, or could impose various procedural and other requirements that could make it more difficult for holders of our class A common stock to effect certain corporate actions, including the replacement of incumbent directors and the completion of transactions opposed by the incumbent Board of Directors. The rights of the holders of our class A common stock would be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future.

Item 2. Properties

Our principal executive offices are located at 6025 The Corners Parkway, Suite 100, Norcross, Georgia 30092, and our telephone number at that location is (678) 533-8000.

Domestic. We currently conduct our domestic operations primarily from four leased facilities located in (i) Norcross, Georgia; (ii) Piscataway, New Jersey; (iii) Tinton Falls, New Jersey and (iv) East Setauket, New York. The facilities consist primarily of sales, development, operations and administrative offices.

We maintain four domestic data centers in leased co-location facilities designed to house computer systems in secure locations with redundant power and internet access.  We may also from time to time rent executive office space for sales personnel outside of our primary office areas.

International. We lease office facilities in Ireland, Hong Kong, Japan and London, and from time to time lease executive or back office space in other international locations in Europe, Asia and the Middle East.  During Fiscal 2011, we notified the landlord of our London, England leased location that we would be exiting in June 2012. We do not anticipate any material charges in connection with the exit of the facility.

We have tele-housing and co-location agreements under short-term leases for our communications nodes around the world.  All of our locations perform services that cross each of our two reportable segments.  These services share the same equipment at the location to deliver our customer data which prohibits us from allocating these resources to a particular segment.

 We believe that these facilities are adequate for our present and reasonably foreseeable operating requirements.

Item 3. Legal Proceedings

From time to time, we may be party to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business.  While the outcome of these matters cannot be predicted with certainty, we do not believe that the outcome of any of these claims or any of the legal matters mentioned elsewhere in this annual report on Form 10-K will have a material adverse effect on our consolidated financial position, results of operations or cash flow.

j2 - In June 2008, j2 Global Communications, Inc. (“j2”) brought a patent infringement lawsuit against us, alleging that we infringed three of j2's patents, U.S. Patent Nos. 6,597,688; 7,020,132; and 6,208,638. The case is pending in the U.S. District Court for the Central District of California and is currently in the discovery phase. We have denied infringing any of the j2 patents and have filed a counterclaim seeking a declaratory judgment that the j2 patents are invalid. Discovery in the matter is ongoing. The case is currently scheduled for trial in May 2012.

j2 attempted in the above-mentioned lawsuit to add an additional allegation of infringement of U.S. Patent No. 6,350,066, which the Court denied. Thereafter, in May 2011, j2's wholly-owned subsidiary Advanced Messaging Technologies Inc. (“AMT”)

brought a new patent infringement lawsuit against us in U.S. District Court for the Central District of California alleging that we infringed U.S. Patent No. 6,350,066.  AMT seeks an injunction, royalties and damages. On August 24, 2011, a motion was filed with the Judicial Panel on Multidistrict Litigation ("MDL") by Facebook, Inc. and LinkedIn Corporation, defendants in the action United Messaging Solutions, LLC v. Facebook, Inc., No. 6:11-cv-00120 (E.D. Texas), which was brought by a j2 licensee alleging infringement of patents in the same family as the 6,350,066 patent. The motion sought to have the United Messaging action transferred to the Central District of California and coordinated with six other patent infringement actions pending in that court concerning patents in the 6,350,066 patent family, including the AMT action against us. On September 13, 2011, we filed a response with the MDL panel joining in and supporting the Facebook motion. We believe we has meritorious defenses to the j2 allegations and because they are at various stages of defenses, the ultimate outcome or range of outcomes is not yet determinable.

In March 2011, we filed a patent infringement lawsuit against j2. The suit, filed by Xpedite Systems, LLC in the U.S. District Court for the Northern District of Georgia, alleges that j2 infringes U.S. Patent No. 5,872,640 entitled "Facsimile Form Generation System" and U.S. Patent No. 7,804,823 entitled "Systems and Methods for Communicating Documents via an Autonomous Multi-Function Peripheral Device." We are seeking monetary damages for past infringement, and injunctive relief prohibiting j2 from continuing to infringe the patents, among other remedies.

Dalal - In connection with the termination of an agreement to sell the portal operations of our discontinued India.com business, one of our subsidiaries was party to litigation (India.com v. Dalal). After numerous appeals, the U.S. Appeals Court for the Second Circuit affirmed the earlier decision of the U.S. District Court for the Southern District of New York.  On May 9, 2011, we paid $1.5 million into the court registry of the U.S. District Court Southern District of New York which satisfied the judgment awarded to Dalal, as well as their interest and costs.

New York state sales tax - As a result of a New York state sales tax audit completed in 2005 of EasyLink Services International, Inc., a dissolved subsidiary of EasyLink Services Corporation, EasyLink Services International, Inc. was assessed approximately $.5 million in tax, interest, and penalties on sales for the sales tax period beginning March 1, 2001 and ending May 31, 2004.  EasyLink Services International, Inc. appealed the assessment administratively to the New York Division of Tax Appeals, which resulted in an opinion in 2008 in favor of EasyLink Services International, Inc.  In late July 2009, after appeal by the New York Department of Taxation and Finance, the decision was reversed by the administrative New York Tax Appeals Tribunal and remanded back to the administrative law judge to determine allocation and penalty issues.  On remand, the Administrative Law Judge upheld the Tax Department's position on the allocation issues but agreed with EasyLink on the penalty issues and cancelled all penalties.  The administrative proceedings are exhausted and EasyLink is currently pursuing a judicial appeal of the July 2009 decision of the Tax Appeals Tribunal.

Retarus, Inc. - In June 2011, we and our subsidiary Xpedite Systems, LLC filed a lawsuit in the Supreme Court of the State of New York, County of New York, against Retarus, Inc. (“Retarus”), Donna Tomasino, Francis Toscano, and Timothy Valentine, captioned EasyLink Services International Corporation et al. v. Retarus, Inc. et. al., Index No. 651549/2011 (Sup. Ct. N.Y. County), asserting claims against Retarus for unfair competition, tortious interference with contract, aiding and abetting a breach of duty of loyalty and trust, and unjust enrichment, and requesting monetary damages against Retarus and injunctive relief against Retarus, Donna Tomasino, Francis Toscano and Timothy Valentine. On June 6, 2011, the court ordered that the defendants demonstrate why a preliminary injunction should not be issued enjoining defendants from, among other things, unlawfully competing with EasyLink, unlawfully using confidential information and trade secrets, and unlawfully soliciting EasyLink's customers and employees. The parties have entered into a stipulation which has been adopted by the court whereby defendants have agreed to the restrictions sought by EasyLink and Xpedite pending full briefing and argument on the order to show cause set for November 17, 2011. We intend to prosecute vigorously the claims asserted in the complaint against the defendants. The matter is in its preliminary stages, however, and the predictability of an outcome in this case is not possible.

The outcome of any litigation cannot be assured, and despite management’s views of the merits of any litigation, or the reasonableness of its estimates and reserves, our cash balances could nonetheless be materially affected by an adverse judgment.  In accordance with ASC Topic 450, Contingencies, we believe we have adequately reserved for the contingencies arising from the above legal matters where an outcome was deemed to be reasonably probable and the loss amount could be reasonably estimated. As such, we do not believe that the anticipated outcome of the aforementioned proceedings will have a materially adverse impact on our financial condition, cash flows or results of operations.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market Information.

Since January 30, 2003, our class A common stock has traded on what is now known as the NASDAQ Capital Market.  Our class A common stock currently trades under the symbol “ESIC”.  The following table sets forth the high and low closing prices of our class A common stock for the periods indicated. These quotations represent prices between dealers in securities, do not include retail mark-ups, mark-downs or commissions and do not necessarily represent actual transactions.

	Fiscal Year Ended July 31,
	2011		2010
	High	Low	High	Low
Class A common stock
First Quarter	$3.80	$2.17	$1.79	$1.51
Second Quarter	$4.50	$3.77	$1.97	$1.48
Third Quarter	$4.49	$3.87	$2.64	$1.85
Fourth Quarter	$6.17	$3.98	$2.70	$2.22

(b) Holders.

The closing price of our class A common stock as reported by the NASDAQ Capital Market on September 30, 2011 was $4.34. As of September 30, 2011, there were approximately 206 record holders of our class A common stock. Many of our shares of class A common stock are held by brokers and other institutions on behalf of stockholders and we are unable to estimate the number of these stockholders.

(c) Dividends.

We have not paid any cash dividends on our class A common stock and do not intend to declare or pay such dividends in the foreseeable future. The holders of the outstanding shares of our series C preferred stock were entitled to a 4% annual dividend payable in cash or in shares of class A common stock, at our option. These dividends were payable on January 1st of each year. On January 20, 2011, we materially modified the rights of our series C preferred stock by filing a Certificate of Amendment (the “Series C Amendment”) to our Certificate of Incorporation relating to the Certificate of Powers, Designations, Preferences and Relative, Participating, Optional and Other Special Rights of the Series C Convertible Redeemable Preferred Stock, dated January 5, 2000.  The Series C Amendment modified the terms of the series C preferred stock by adjusting the conversion price of the series C preferred stock from $22.34 to $7.14, and causing all of the outstanding shares of series C preferred stock to be converted into shares of our class A common stock upon the filing of the Series C Amendment at the $7.14 conversion price, which resulted in the issuance of 700,000 shares of our class A common stock to the holder of the series C preferred stock and eliminated all outstanding series C preferred stock.

Under generally accepted accounting principles in the U.S., the difference between the fair market value of the class A common stock, the holder of the series C preferred stock would have received under the old conversion terms and the fair market value of the class A common stock actually received upon conversion under the new terms must be recorded as a dividend.  As a result, we recorded a one-time non-cash dividend of approximately $1.96 million upon conversion of the series C preferred stock into class A common stock.

The holders of the outstanding shares of our series E preferred stock were entitled to a 10% dividend for year 1 following issuance, 12% for year 2 following issuance, 14% for year 3 following issuance and 16% for each year thereafter.  The series E preferred stock was redeemed on May 19, 2010 and the outstanding dividend at that time of $.7 million was paid. At July 31, 2010, accrued dividends for the series C preferred stock, of $.1 million, was included in accrued expenses on the Company's balance sheet. The total liquidation preferences of the series C preferred stock was $5.1 million.

(d) Securities Authorized for Issuance under Equity Compensation Plans.

The following table provides information regarding our current equity compensation plans as of July 31, 2011:

Equity Compensation Plan Information
	(a)	(b)	(c)
Plan Category	Shares of class A common stock to be issued upon exercise of outstanding options, warrants, rights and restricted stock (in thousands)	Weighted-average exercise price of outstanding options, warrants, rights and restricted stock	Shares of class A common stock remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (in thousands)
Equity compensation plans approved by security holders	4,018	$2.63	2,426

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

During Fiscal 2010, 2,841,892 warrants with an exercise price of $.01 issued to York Capital were converted into class A common stock.  At the same time 640,344 warrants with an exercise price of $2.22 issued in the 2004 Private Placement expired in February 2010.  The fair market value of warrants issued for compensation and services has been recognized as an expense in the period in which the respective services were performed.

As of July 31, 2011 and 2010, there were no outstanding warrants.

Item 6. Select Financial Data

As an accelerated filer moving out of the smaller reporting company filing status we are not required to comply with accelerated disclosure requirements until the first fiscal quarter of our fiscal year ended July 31, 2012.

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

In this annual report on Form 10-K we refer to the fiscal year ended July 31, 2011 as “Fiscal 2011” and the fiscal year ended July 31, 2010 as “Fiscal 2010.”

 Business Overview

We are a leading provider of a comprehensive suite of communication applications that enable enterprises of all sizes to communicate securely and profitably with their customers, trading partners and other third parties. We deliver our cloud-based applications-as-a-service through a proprietary business integration network ("BIN") comprised of enterprise-class platforms located in worldwide redundant and highly secure network operations centers.

Our applications include electronic fax services, electronic data interchange (“EDI”) services, multimodal notification services and other communication services that are integral to the movement of money, materials, products, people and information in the global economy including documents such as insurance claims, trade and travel confirmations, purchase orders, invoices, shipping notices and funds transfers that help our customers to be more efficient and mobile. Our BIN provides our customers with scalable on-demand cloud-based delivery services that are 100% outsourced, which can be accessed globally and are monitored 24 hours a day 7 days a week.

Our operations are tracked in two business segments defined as follows:

•	On Demand Messaging segment (“On Demand”), which includes all electronic fax, e-mail, document capture and management (“DCM”), workflow and notify services.

•	Supply Chain Messaging segment (“Supply Chain”), which includes all our EDI and telex services.

On October 21, 2010, in order to strengthen and broaden our product offerings and capture market share, we acquired the iSend and iNotify advanced messaging businesses (the “Xpedite Business”) from Premiere Global Services, Inc. (“PGI”) through the purchase of PGI’s wholly-owned subsidiaries Xpedite Systems, LLC and Premiere Global Services (UK) Limited and certain related assets owned by PGI’s subsidiary Premiere Conferencing (Canada) Limited.  Beginning from the October 21, 2010 acquisition date, the operating results of the Xpedite Business are included in the financial results of the Company. The addition of the Xpedite Business has significantly increased the revenue in our On Demand segment and affected our gross margins with related impacts on the cost of revenue and other expense items within our results of operations as compared to prior periods.  The integration of the Xpedite Business and the servicing of the acquisition debt will be important drivers of our financial results in future reporting periods.

Approximately 42% of our services revenue for Fiscal 2011 were from customers outside of the U.S. compared to 25% for Fiscal 2010. The significant increase in international services revenue was due to the acquisition of the Xpedite Business.  Accordingly, our services revenue can fluctuate based on the performance of non-U.S. economies and significant changes in the value of the U.S. dollar in relation to foreign currencies.  Our On Demand international operations are primarily denominated in Japanese Yen, Euros, Pounds Sterling and Australian Dollar and our Supply Chain international operations are primarily denominated in Pounds Sterling.

We have grown our business significantly through acquisitions in recent years. We continue to seek to reap the benefits of those acquisitions through the integration and consolidation of operations and the cross-selling of services across the combined customer base.

Critical Accounting Policies and Significant Use of Estimates in Financial Statements

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenue and expenses. The following list of critical accounting policies is not intended to be a comprehensive list of all of our accounting policies. Our significant accounting policies are more fully described in Note 2, Significant Accounting Policies and Procedures of the Notes to Consolidated Financial Statements included in this annual report on Form 10-K. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP with no need for management’s judgment in their application. We consider certain accounting policies related to revenue recognition, valuation of acquired intangibles and impairment of long-lived assets, including goodwill, stock compensation, and income taxes to be critical policies due to the estimation process involved in each. Our management discusses its estimates and judgments with the Audit Committee of our Board of Directors.

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, services are rendered, pricing is fixed or determinable and collectability is reasonably assured.  We derive revenue from various services, which mainly include transaction, monthly service and transmission fees. These fees are comprised of both fixed and usage-based fees. Fixed fees are generally recognized on a pro-rata basis over the service period. Usage fees are generally recognized in the period the services are rendered.

Valuation of Assets and Asset Impairment

We evaluate certain long-lived assets to be held and used, such as property and equipment and definite-lived intangible assets for impairment based on the expected future cash flows or earnings projections associated with such assets. Impairment reviews are conducted at the judgment of our management when it believes that a change in circumstances in the business or external factors warrants a review. Circumstances such as the discontinuation of a product/service, a sudden or consistent decline in the sales forecast for a product/service, changes in technology or in the way an asset is being used, a history of operating or cash flow losses or an adverse change in legal factors or in the business climate, among others, may trigger an impairment review. An asset’s value is deemed impaired if the discounted cash flows or earnings projections generated do not substantiate the carrying value of the asset. The estimation of such amounts requires our management’s judgment with respect to revenue and expense growth rates, changes in working capital and selection of an appropriate discount rate, as applicable. The use of different assumptions would increase or decrease discounted future operating cash flows or earnings projections and could, therefore, change impairment determinations.

Goodwill

Goodwill consists of the excess purchase price over the fair value of identifiable net assets of acquired businesses. ASC Topic 350, Intangibles-Goodwill and Other (“ASC 350”), requires companies to test goodwill and indefinite-lived intangible assets for impairment annually, or more often if an event or circumstance indicates that an impairment loss may have been incurred. The assessment requires the comparison of the fair value of each of our reporting units to the carrying value of its respective net assets, including allocated goodwill. If the carrying value of the reporting unit exceeds its fair value, further testing of goodwill is required to determine the impairment charge required by ASC 350. The second step of the goodwill impairment test compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. We allocate the fair value of a reporting unit to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

Other Intangible Assets

Other intangible assets consist of customer relationships, internally developed software, non-competition agreements and trade names and are carried at cost less accumulated amortization.  Other intangible assets are amortized on a straight-line basis over their expected lives, which is determined at acquisition. We evaluate whether other intangible assets have been impaired when circumstances indicate the carrying value of those assets may not be recoverable.  For such assets, an impairment exists when its carrying value exceeds the sum of estimates of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.

Impairment of Long-lived Assets

In Fiscal 2011 and Fiscal 2010, we tested our goodwill and indefinite-lived intangible assets. As a result of this testing, we recorded no impairment charges in either fiscal year.

We used a discounted estimated future cash flows methodology to determine the fair value of our reporting units (goodwill). Fair value of definite-lived intangible assets, which represent internally developed software and customer relationships, was estimated using undiscounted cash flows over the remaining useful life of the intangible assets. Assumptions critical to our fair value estimates were: (i) the present value factors used in determining the fair value of the reporting units and trade names or third party indicated fair values for assets expected to be disposed; (ii) royalty rates used in our trade name valuations; (iii) projected average revenue growth rates used in the reporting unit and trade name models; and (iv) projected long-term growth rates used in the derivation of terminal year values. We also tested fair value for reasonableness by comparison to our total market capitalization, which includes both our equity and debt securities. These and other assumptions are impacted by economic conditions and expectations of management and may change in the future based on period specific facts and circumstances.

Stock-based Compensation

We account for stock-based compensation in accordance with ASC Topic 718, Compensation-Stock Compensation (“ASC 718”), which requires us to recognize expense related to the fair value of our employee stock awards. Under the fair value recognition principles of these standards, share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the applicable vesting period of the stock award (generally three years) using the straight-line method.  Stock based compensation was $1.6 million and $0.9 million in Fiscal 2011 and Fiscal 2010, respectively.

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

EasyLink has net operating loss (“NOL”) carryforwards for tax purposes of approximately $63.9 million as of July 31, 2011.  These NOL carryforwards expire from 2019 to 2025. The Internal Revenue Code and Income Tax Regulations contain provisions which limit the use of available NOL carryforwards in any given year should significant changes (greater than 50%) in ownership interests occur. Our annual NOL carryforward limitations are $2.8 million.

Due to the NOL carryforwards, we do not expect to make material cash outlays for U.S. federal and state taxes during the next twelve months.  During Fiscal 2011, we released approximately $11.8 million of the previously recorded valuation allowance for a portion of the NOL carryforwards.

We adopted the provisions of ASC Topic 740, Income Taxes (“ASC 740”), which requires application of a “more likely than not” threshold to the recognition and derecognition of tax positions.  It further requires that a change in judgment related to prior years’ tax positions be recognized in the quarter of such change.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant accounting estimates used in the preparation of our consolidated financial statements include the fair value of equity securities underlying stock based compensation, the collectability of receivables, the realizability of deferred tax assets, the carrying value of goodwill, intangible assets and long-lived assets, and depreciation and amortization. The following discussion reviews items incorporated into our financial statements that required the use of significant management estimates.

We have entered into several transactions involving the issuance of options to purchase shares of our class A common stock to employees, consultants, lenders, placement agents and other business associates and vendors. The issuance of these securities required our management to estimate their value using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires our management to make certain estimates for values of variables used by the model. Our management estimated the values for stock price volatility, the expected life of the equity instruments and the risk free interest rate based on information that was available to our management at the time the Black-Scholes option-pricing calculations were performed. Changes in such estimates could have a significant impact on the estimated fair value of those equity instruments.

We estimate the fair value of our reporting units based on the net present value of expected future cash flows. The use of this method requires management to make estimates of the expected future cash flows of the reporting unit and our weighted average cost of capital. Estimating the weighted average cost of capital requires our management to make estimates for long-term interest rates and risk premiums. Our management estimated these items based on information that was available to management at the time we prepared our estimate of the fair value of the reporting unit. Changes in either the expected cash flows or the weighted average cost of capital could have a significant impact on the estimated fair value of our reporting units.

Accounts Receivable and Allowance For Doubtful Accounts

Accounts receivable represent trade receivables billed to customers in arrears on a monthly basis. Receivables are recorded in the period that the related revenues are earned and are generally collected within 45 to 60 days. Accounts receivable are stated at the amount our management expects to collect from outstanding balances. Our management provides for estimated uncollectible amounts through an allowance for doubtful accounts and an allowance for sales returns and allowances. The allowance for doubtful accounts results in a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts. Balances that are still outstanding after our management has performed reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. The allowance for sales returns and allowances is recorded as a reduction of total revenue and a credit to the allowance account based on specific review of account balances. Credit is granted to customers without requiring collateral. The amount of accounting loss for which we are at risk in these unsecured accounts receivable is limited to their carrying value.  The net carrying values of accounts receivable were $29.8 million and $11.5 million as of July 31, 2011 and 2010, respectively.  Inclusive in the values were allowance for doubtful accounts of $2.9 million and $1.7 million, respectively.  In addition, the bad debt expense for Fiscal 2011 and Fiscal 2010 was $1.4 million and $0.8 million, respectively.

Foreign Currency

The functional currencies of our foreign subsidiaries are their respective local currencies. The financial statements are maintained in local currencies and are translated to U.S. dollars using period-end rates of exchange for assets and liabilities and average rates during the period for revenues, cost of revenues and expenses. Translation gains and losses resulting from the translation of assets and liabilities of our foreign subsidiaries are recorded in the accumulated other comprehensive loss as a separate component of stockholders’ equity. Also included are the effects of exchange rate changes on intercompany balances of a long-term nature and transactions related to our interest rate swap. Gains and losses from foreign currency transactions are included in the consolidated statements of income.

Other Significant Accounting Policies
Other significant accounting policies, primarily those with lower levels of uncertainty than those discussed above, are also critical to understanding the Consolidated Financial Statements included in this annual report on Form 10-K. The Notes to the Consolidated Financial Statements included in this annual report on Form 10-K contain additional information related to our accounting policies, including recent accounting pronouncements, and should be read in conjunction with this discussion.

Fiscal 2011 Compared with Fiscal 2010

Results of Operations

All significant intersegment activity has been eliminated. Accordingly, the segment results below exclude the effect of transactions with our subsidiaries. The following table reflects consolidated operating data, revenue, cost of services and gross profit by reported segment (in thousands):

	Year Ended July 31,
	2011	2010	Variance
Service revenues, net:
On Demand
Fax Services	$94,580	$33,253	$61,327
DCM Services	1,950	1,990	(40)
Production Email	16,336	4,652	11,684
Notification	8,558	—	8,558
Other Services	5,329	860	4,469
Total On Demand	126,753	40,755	85,998

Supply Chain
EDI Services	31,786	32,840	(1,054)
Telex Services	6,227	7,848	(1,621)
Total Supply Chain	38,013	40,688	(2,675)

Total Service revenues, net:	164,766	81,443	83,323

Cost of services:
On Demand	47,565	12,297	35,268
Supply Chain	9,287	10,252	(965)
Total Cost of services	56,852	22,549	34,303

Gross profit:
On Demand	79,188	28,458	50,730
Supply Chain	28,726	30,436	(1,710)
Total Gross profit	107,914	58,894	49,020

Product development and enhancement	12,150	7,275	4,875
Selling and marketing	23,302	12,560	10,742
General and administrative	46,698	27,822	18,876
Acquisition and integration related	3,326	—	3,326
Total Operating expenses	85,476	47,657	37,819

Other expense	(5,068)	(1,346)	(3,722)
Income before income taxes	$17,370	$9,891	$7,479

Fiscal 2011 Highlights

•	Service revenue increased $83.3 million, or 102% in Fiscal 2011 when compared to Fiscal 2010, mainly driven by the impact of the Xpedite Business acquisition.

•
Year over year historical comparisons are influenced by the acquisition of the Xpedite Business, which is included in our Fiscal 2011 Consolidated Financial Statements of Operations from October 21, 2010, the date of the acquisition, through the end of the period. The results of the Xpedite Business are not included in our Fiscal 2010 Consolidated Financial Statements of Operations. See Note 3, Acquisition of the Notes to Consolidated Financial Statements included in this annual report on Form 10-K for supplemental pro forma information providing additional year over year comparisons of the impact of the acquisition.

Services revenue, net — Total revenue for Fiscal 2011 was $164.8 million, an increase of $83.3 million or 102.3% as compared to Fiscal 2010. The Xpedite Business accounted for a revenue increase of $87.0 million in the On Demand business segment during Fiscal 2011. This increase in revenues was slightly offset by a decrease of Supply Chain revenue of $2.7 million, or 6.6%. Foreign currency exchange translation slightly increased revenue in Fiscal 2011 by $0.2 million.

During Fiscal 2011, we saw a trend in the growth of existing On Demand customer revenues that combined with new business revenues exceeded the marginal decline in certain of our other applications such as telex. However, there is no assurance that the increased activity will be an accurate indicator of future performance.

Gross Profit — Gross profit increased $49.0 million, or 83.2% when compared to Fiscal 2010.  The Xpedite Business contributed approximately $51.9 million in the On Demand segment for Fiscal 2011. Gross margin as a percentage for Fiscal 2011 decreased to 65.5% from 72.3% for Fiscal 2010.  The decrease in gross margin is mainly driven by the change in product mix for the On Demand services, which have a higher cost of delivery driven by the telecommunication expenses required for fax services. The Xpedite Business contributed approximately $35.0 million in additional On Demand cost of services for Fiscal 2011.

Operating Expenses — Operating expenses for Fiscal 2011 totaled $85.5 million versus $47.7 million for Fiscal 2010, representing an increase of $37.8 million, or 79.4%. The increase in operating expenses during Fiscal 2011 is primarily attributable to the acquisition of the Xpedite Business, which contributed $35.8 million of operating expenses. Included in the $35.8 million of operating expenses is $4.6 million in intangible amortization associated with definite-lived acquired intangible assets. See Note 3, Acquisition, of the Notes to Consolidated Financial Statements included in this annual report on Form 10-K for additional information regarding the Xpedite Business acquisition. We incurred $3.3 million of acquisition and integration related charges directly related to the acquisition during Fiscal 2011. Acquisition and integration related charges include professional fees, termination and related costs for transitional and certain other employees, integration related professional fees and other post business combination related expenses associated with the Xpedite Business.

We continue to recognize savings associated with our previously announced cost reduction initiatives; during Fiscal 2011 we recognized approximately $1.6 million in savings related to employee expenses and third party agent fees. These decreases were slightly tempered by increased costs related to the transition service agreement entered into in connection with the purchase of the Xpedite Business coupled with higher stock compensation costs incurred in Fiscal 2011. Stock compensation increased to $1.5 million in Fiscal 2011 versus $0.8 million in Fiscal 2010.

Other Expense — Other expenses for Fiscal 2011 consist mainly of net interest expense of approximately $5.7 million, which included $4.3 million in net cash interest expense, $1.0 million in interest expense from the amortization of the discount on the Term Loan and $0.4 million in interest expense associated with the interest rate swap we entered during Fiscal 2011. See Liquidity and Capital Resources for additional information regarding the interest rate swap. Interest expense for Fiscal 2011 increased $4.1 million from Fiscal 2010, due to the 2010 Loans, entered into in our first fiscal quarter of Fiscal 2011. In addition, Fiscal 2011 includes foreign exchange gains and other income of approximately $0.6 million as compared $0.3 million in Fiscal 2010.

Liquidity and Capital Resources

 Our principal source of liquidity consists of cash generated from operations. Cash and cash equivalents increased approximately $9.7 million to a total balance of $30.2 million as of July 31, 2011 from $20.5 million as of July 31, 2010. Our cash balances are held in numerous locations throughout the world, most of which are outside of the U.S. While our U.S. cash balances do fluctuate, we typically operate with 20% to 40% of our cash balances held domestically. Demands on our domestic cash have increased as a result of our strategic initiatives. When advantageous, we may access foreign cash in a tax efficient manner. Where local regulations limit an efficient intercompany transfer of amounts held outside of the U.S., we will continue to utilize these funds for local liquidity needs. Our policy is to review periodically the issue of repatriation of earnings from non-US subsidiaries. Our standard position is that we will indefinitely reinvest the earnings of our foreign subsidiaries and not repatriate earnings. This position could be adjusted in the future but is not anticipated at this time as our plans call for continued growth and expansion of our foreign operations. We have provided for the U.S. federal tax liability on these amounts for financial statement purposes, except for foreign earnings that are considered permanently reinvested outside of the U.S. We utilize a variety of tax planning and financing strategies with the objective of having our worldwide cash available in the locations where it is needed.

Operating Activities. Our net cash provided by operating activities for Fiscal 2011 was $29.8 million, an increase of $9.1 million, or 43.6%, as compared to Fiscal 2010. The most significant contributor to the increase in our net cash provided by operating activities is an increase of $7.6 million in our net income, which is primarily attributable to the inclusion of the Xpedite Business from October 21, 2010. As the majority of our revenue is recurring under contract, it is primarily affected by the volumes incurred by the customer using the underlying messaging application. Operating expenses are primarily driven by labor and telecom costs which are directly tied to customer utilization of messaging services.

Our accounts receivable increased approximately $18.3 million in Fiscal 2011 due to the acquisition of the Xpedite Business. We had a days sales outstanding (“DSO”) of 58.3 and 52.1 for Fiscal 2011 and Fiscal 2010, respectively.  We consider our DSO to be within the industry norm and do not see any trends in our DSO that will negatively affect our future liquidity.

Debt Financing Activities. In connection with the Xpedite Business acquisition, we entered into a new credit facility (the" 2010 Credit Agreement") consisting of a $110.0 million term loan (the "Term Loan") and a $20.0 million revolving loan (together the "2010 Loans") of which $12.0 million of the revolving loan was drawn upon to refinance our previous credit facility.  The 2010 Loans call for quarterly payments of $4.1 million with interest and a final balloon payment in October 2014, with interest.  At July 31, 2011 there was $8.0 million outstanding on the revolving loan and $101.8 million outstanding on the Term Loan. Under the terms of the 2010 Credit Agreement, we made our scheduled quarterly payments of $4.1 million along with interest due. During Fiscal 2011, we also made payments in the amount of $4.0 million on the revolving loan. Subsequent to July 31, 2011, we made payments of $6.0 million on the revolving loan.

The 2010 Credit Agreement for the 2010 Loans contain the following covenants: (i) requirements to deliver financial statements, other reports and notices; (ii) restrictions on additional indebtedness; (iii) restrictions on dividends, distributions and redemptions of equity and repayment of subordinated indebtedness; (iv) restrictions on liens; (v) restrictions on making certain payments; (vi) restrictions on investments; (vii) restrictions on asset dispositions and other fundamental changes; and (viii) restrictions on transactions with affiliates.  In addition, the 2010 Credit Agreement contains certain financial covenants, including, among other things: (i) a maximum leverage ratio; (ii) a minimum fixed charge coverage ratio; (iii) a minimum amount of consolidated adjusted EBITDA; (iv) a maximum amount of capital expenditures and (v) 50% of excess cash flow (as defined in the 2010 Credit Agreement), if the leverage ratio is equal to or greater than or equal to 2.0 to 1.0, and 25% of excess cash flow if the leverage ratio is greater than 1.5 to 1.0. If the leverage ratio is equal to or less than 1.5 to 1.0, we are not required to prepay the Term Loan. The excess cash flow calculations are prepared annually as of the last day of each fiscal year. Prepayments of debt resulting from the excess cash flow calculations are due annually thirty days after the date that the annual report on Form 10-K for such fiscal year is filed with the SEC. Without the permission of our lenders under the 2010 Loans, our ability to complete material acquisitions will be restricted.  A default on any of these restrictions and covenants will cause, in certain circumstances, the amounts due under such agreements to become due and payable upon demand. At July 31, 2011, we were in compliance with all covenants under the 2010 Credit Agreement. We estimate the excess cash flow payment for Fiscal 2011 will be approximately $5.0 million, which is due in November 2011.

The 2010 Loans are secured by substantially all of our U.S. assets and guarantees by certain of our international subsidiaries and related pledges of a portion of the stock of certain of our international subsidiaries.

Borrowings under the 2010 Credit Agreement bear interest, at our election, at a rate tied to one of the following rates, in each case plus a specified margin: (i) the higher of (1) the prime lending rate of the administrative agent under the 2010 Credit Agreement, (2) the U.S. Federal Funds Rate plus 0.5%, and (3) adjusted one-month LIBOR plus 1.0%; (ii) adjusted LIBOR for the interest period of such borrowing; and (iii) a LIBOR index rate. The interest margin for each such type of borrowing varies from 1.75% to 4.50%, depending on our consolidated leverage ratio at the time of such borrowing.  As of July 31, 2011 the interest rate on the Term Loan was approximately 4.48%.

 On February 7, 2011, we entered into an interest rate swap ("Swap") as required by the 2010 Credit Agreement for 50% of the then outstanding balance on the Term Loan, which amounted to $52.9 million. The Swap is fixed at an interest rate of 1.83% and is designated as a cash flow hedge with the changes in fair value of the Swap recorded in accumulated other comprehensive loss and as a derivative hedge asset or liability, as applicable. The Swap is designed to always cover 50% of the then outstanding

Term Loan balance and will be reduced in amount as the Term Loan is paid down, maturing in October 2014.

Our management believes that existing cash and cash equivalent balances and cash provided from operations will provide sufficient liquidity to meet the operating and capital expenditure needs for existing operations during the next twelve months. We expect existing domestic cash and cash equivalents and cash provided from operations to continue to be sufficient to fund our domestic operating activities and cash commitments for investing and financing activities, such as debt repayments, for at least the next 12 months and thereafter for the foreseeable future.

Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.

Item 8.  Financial Statements

The financial statements of EasyLink are set forth in a separate section of this annual report on Form 10-K, beginning on page F-1.

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

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) and for the assessment of the effectiveness of internal control over financial reporting. A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any assessment of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and the risk that the degree of compliance with the policies or procedures may deteriorate.
Our management, including our Chief Executive Officer and Chief Financial Officer, performed an assessment of the effectiveness of our internal control over financial reporting as of July 31, 2011 using the criteria set forth in the Internal Control-Integrated Framework promulgated by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, our management has concluded that our internal control over financial reporting is effective and provides reasonable assurance regarding the reliability of our financial reporting and the preparation of its financial statements as of July 31, 2011 in accordance with generally accepted accounting principles. Further, our management has not identified any material weaknesses in internal control over financial reporting as of July 31, 2011.
Our external auditors, Friedman LLP, have audited our financial statements for the year ended July 31, 2011 included in this annual report on Form 10-K and, as part of that audit, have issued a report on the effectiveness of our internal control over financial reporting, a copy of which is included in this annual report on Form 10-K.

Changes in Internal Control over Financial Reporting

We continually review our disclosure controls and procedures and make changes, as necessary, to ensure the quality of their financial reporting.  There were no changes in our internal control over financial reporting during the fourth quarter ended July 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

 PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference from the information contained in our Proxy Statement for the Annual Meeting of Stockholders to be filed within 120 days after our fiscal year ended July 31, 2011.

Item 11.  Executive Compensation

The information required by this item is incorporated by reference from the information contained in our Proxy Statement for the Annual Meeting of Stockholders to be filed within 120 days after our fiscal year ended July 31, 2011.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference from the information contained in our Proxy Statement for the Annual Meeting of Stockholders to be filed within 120 days after our fiscal year ended July 31, 2011. See also “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Securities Authorized for Issuance Under Equity Compensation Plans.”

Item 13.  Certain Relationships and Related Transactions and Director Independence

The information required by this item is incorporated by reference from the information contained in our Proxy Statement for the Annual Meeting of Stockholders to be filed within 120 days after our fiscal year ended July 31, 2011.

 Item 14.  Principal Accountant Fees and Services

The information required by this item is incorporated by reference from the information contained in our Proxy Statement for the Annual Meeting of Stockholders to be filed within 120 days after our fiscal year ended July 31, 2011.

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

2.2
Company Voting Agreement, dated May 3, 2007, between the Company and certain stockholders of EasyLink Services Corporation (Incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K (File No. 000-24996), dated May 3, 2007, as filed with the Securities and Exchange Commission on May 9, 2007).

3(i).1
Amended and Restated Certificate of Incorporation of Infosafe Systems, Inc., dated August 27, 1997, as filed with the Secretary of State of Delaware on August 27, 1997 (Incorporated by reference to Exhibit 3(i).1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2011 (File No. 001-34446), as filed with the Securities and Exchange Commission on March 15, 2011).

3(i).2
Certificate of Merger of Internet Commerce Corporation into Infosafe Systems, Inc., dated September 23, 1998, as filed with the Secretary of State of Delaware on September 23, 1998 (Incorporated by reference to Exhibit 3(i).2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2011 (File No. 001-34446), as filed with the Securities and Exchange Commission on March 15, 2011).

3(i).3
Certificate of Amendment to the Amended Certificate of Incorporation of Infosafe Systems, Inc., dated September 23, 1998, as filed with the Secretary of State of Delaware on September 23, 1998 (Incorporated by reference to Exhibit 3(i).3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2011 (File No. 001-34446), as filed with the Securities and Exchange Commission on March 15, 2011).

3(i).4
Certificate of Powers, Designations, Preferences and Relative, Participating, Optional and Other Special Rights of the Series C Convertible Redeemable Preferred Stock of Internet Commerce Corporation, dated January 5, 2000, as filed with the Secretary of State of Delaware on January 6, 2000 (Incorporated by reference to Exhibit 3(i).4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2011 (File No. 001-34446), as filed with the Securities and Exchange Commission on March 15, 2011).

Exhibit No.	Description

3(i).5
Certificate of Ownership and Merger of Internet Commerce Corporation and Enable Corp., dated August 20, 2007, as filed with the Secretary of State of Delaware on August 20, 2007 (Incorporated by reference to Exhibit 3(i).5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2011 (File No. 001-34446), as filed with the Securities and Exchange Commission on March 15, 2011).

3(i).6
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of EasyLink Services International Corporation, dated August 20, 2007, as filed with the Secretary of State of Delaware on August 22, 2007 (Incorporated by reference to Exhibit 3(i).6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2011 (File No. 001-34446), as filed with the Securities and Exchange Commission on March 15, 2011).

3(i).7
Certificate of Powers, Designations, Preferences and Relative, Participating, Optional and Other Special Rights of the Series E Redeemable Preferred Stock of EasyLink Services International Corporation, dated May 18, 2009, as filed with the Secretary of State of Delaware on May 18, 2009 (Incorporated by reference to Exhibit 3(i).7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2011 (File No. 001-34446), as filed with the Securities and Exchange Commission on March 15, 2011).

3(i).8
Certificate of Powers, Designations, Preferences and Relative, Participating, Optional and Other Special Rights of the Series F Junior Participating Preferred Stock of EasyLink Services International Corporation, dated August 25, 2009, as filed with the Secretary of State of Delaware on August 25, 2009 (Incorporated by reference to Exhibit 3(i).8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2011 (File No. 001-34446), as filed with the Securities and Exchange Commission on March 15, 2011).

3(i).9
Certificate of Amendment to the Certificate of Incorporation of EasyLink Services International Corporation, dated January 20, 2011, as filed with the Secretary of State of Delaware on January 20, 2011 (Incorporated by reference to Exhibit 3(i).9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2011 (File No. 001-34446), as filed with the Securities and Exchange Commission on March 15, 2011).

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

4.1
Specimen Certificate for class A common stock of EasyLink Services International Corporation (Incorporated by reference to Exhibit 4.4 to the Company’s registration statement on Form S-3, dated September 19, 2007 (File No. 333-146165), as filed with the Securities and Exchange Commission on September 19, 2007).

Exhibit No.	Description

4.2
Specimen Form of Rights Certificate for Series F Junior Participating Preferred Stock of EasyLink Services International Corporation (Incorporated by reference to Exhibit B to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 000-24996), dated August 25, 2009, as filed with the Securities and Exchange Commission on August 31, 2009).

4.3
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

10.1	1994 Stock Option Plan (Incorporated by reference to Exhibit 10.1 to the Company’s registration statement on form SB-2 (File No. 033-83940), as filed with the Securities and Exchange Commission).

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

10.6
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

10.7
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

10.8
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

10.9
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

10.11
Form of Term Note (Incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K (File No. 000-24996), dated May 19, 2009, as filed with the Securities and Exchange Commission on May 21, 2009).

10.12
$2,000,000 Revolving Credit Note among EasyLink Services International Corporation, as Borrower, and SunTrust Bank, as Lender, dated May 19, 2009 (Incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 8-K (File No. 000-24996), dated May 19, 2009, as filed with the Securities and Exchange Commission on May 21, 2009).

10.13
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

10.14
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

10.15
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

10.16
Securities Exchange Agreement, dated as of May 19, 2009, by and among EasyLink Services International Corporation and each of the Purchasers identified on the signature pages thereto (Incorporated by reference to Exhibit 10.7 to the Company’s Report on Form 8-K (File No. 000-24996), dated May 19, 2009, as filed with the Securities and Exchange Commission on May 21, 2009).

10.17
Form of Warrant (Incorporated by reference to Exhibit 10.8 to the Company’s Report on Form 8-K (File No. 000-24996), dated May 19, 2009, as filed with the Securities and Exchange Commission on May 21, 2009).

10.18
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

Exhibit No.	Description

10.19
Form of Amended and Restated Term Notes, dated May 19, 2010 (Incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K (File No. 000-34996), dated May 19, 2010, as filed with the Securities and Exchange Commission on May 24, 2010).

10.20
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

10.21
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

10.22
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

10.23
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

10.24
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

10.25
Amended No. 1 to Second Amended and Restated Employment Agreement between EasyLink Services International Corporation and Terri Duel, dated August 27, 2010) (Confidential Treatment has been requested with respect to portions of this Exhibit. The omitted portions of this Exhibit were filed separately with the SEC.) (Incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 8-K (File No. 001-34446), dated August 27, 2010, as filed with the Securities and Exchange Commission on September 2, 2010).

10.26
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

10.27
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

10.28
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

10.29
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

10.30
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

10.31
Bill of Sale, Assignment and Assumption Agreement, dated as of October 21, 2010, by and between Premiere Conferencing (Canada) Limited and EasyLink Services International Corporation (Incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K (File No. 001-34446), dated October 21, 2010, as filed with the Securities and Exchange Commission on October 22, 2010).

10.32
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

10.33
Form of Term Note (Incorporated by reference to Exhibit 10.4 to the Company’s Report on Form 8-K (File No. 001-34446), dated October 21, 2010, as filed with the Securities and Exchange Commission on October 22, 2010).

10.34
Form of Revolving Credit Note (Incorporated by reference to Exhibit 10.5 to the Company’s Report on Form 8-K (File No. 001-34446), dated October 21, 2010, as filed with the Securities and Exchange Commission on October 22, 2010).

10.35
Form of Swingline Note (Incorporated by reference to Exhibit 10.6 to the Company’s Report on Form 8-K (File No. 001-34446), dated October 21, 2010, as filed with the Securities and Exchange Commission on October 22, 2010).

10.36
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

10.37
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

10.38
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

10.39
Letter Agreement, dated November 4, 2010, between EasyLink Services International Corporation and Burnham Asset Management Corp. (Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K (File No. 001-34446), dated November 1, 2010, as filed with the Securities and Exchange Commission on November 5, 2010).

10.40
Form of Amendment No. 2 to Loan Documents, dated as of July 31, 2011, by and among EasyLink Services International Corporation, as borrower, its subsidiaries signatory thereto, the lenders from time to time party thereto, and SunTrust Bank, in its capacity as Administrative Agent, Swingline Lender and Issuing Bank (Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K (File No. 001-34446), dated July 31, 2011, as filed with the Securities and Exchange Commission on August 4, 2011).

10.41
Amended No. 2 to Second Amended and Restated Employment Agreement between EasyLink Services International Corporation and Thomas J. Stallings, dated September 29, 2011) (Confidential Treatment has been requested with respect to portions of this Exhibit. The omitted portions of this Exhibit were filed separately with the SEC.) (Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K (File No. 001-34446), dated October 5, 2011, as filed with the Securities and Exchange Commission on October 5, 2011).

10.42
Amended No. 2 to Second Amended and Restated Employment Agreement between EasyLink Services International Corporation and Glen E. Shipley, dated September 29, 2011) (Confidential Treatment has been requested with respect to portions of this Exhibit. The omitted portions of this Exhibit were filed separately with the SEC.) (Incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K (File No. 001-34446), dated October 5, 2011, as filed with the Securities and Exchange Commission on October 5, 2011).

10.43
Amended No. 2 to Second Amended and Restated Employment Agreement between EasyLink Services International Corporation and Terri Duel, dated September 29, 2011) (Confidential Treatment has been requested with respect to portions of this Exhibit. The omitted portions of this Exhibit were filed separately with the SEC.) (Incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 8-K (File No. 001-34446), dated October 5, 2011, as filed with the Securities and Exchange Commission on October 5, 2011).

10.44
Amended No. 2 to Second Amended and Restated Employment Agreement between EasyLink Services International Corporation and Kevin R. Maloney, dated September 29, 2011) (Confidential Treatment has been requested with respect to portions of this Exhibit. The omitted portions of this Exhibit were filed separately with the SEC.) (Incorporated by reference to Exhibit 10.4 to the Company’s Report on Form 8-K (File No. 001-34446), dated August October 5, 2011, as filed with the Securities and Exchange Commission on October 5, 2011).

10.45
Employment Agreement between EasyLink Services International Corporation and Patrick A. Harper, dated September 29, 2011) (Confidential Treatment has been requested with respect to portions of this Exhibit. The omitted portions of this Exhibit were filed separately with the SEC.) (Incorporated by reference to Exhibit 10.5 to the Company’s Report on Form 8-K (File No. 001-34446), dated October 5, 2011, as filed with the Securities and Exchange Commission on October 5, 2011).

Exhibit No.	Description

10.46
Employment Agreement between EasyLink Services International Corporation and Joachim Braun, dated September 29, 2011) (Confidential Treatment has been requested with respect to portions of this Exhibit. The omitted portions of this Exhibit were filed separately with the SEC.) (Incorporated by reference to Exhibit 10.6 to the Company’s Report on Form 8-K (File No. 001-34446), dated October 5, 2011, as filed with the Securities and Exchange Commission on October 5, 2011).

14.10
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

Index to Consolidated Financial Statements and Financial Statement Schedule

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of EasyLink Services International Corporation
Norcross, Georgia

We have audited the accompanying consolidated balance sheets of EasyLink Services International Corporation and subsidiaries (the “Company”) as of July 31, 2011 and July 31, 2010, and the related consolidated statements of operations, changes in stockholders' equity and comprehensive income (loss), and cash flows for each of the two years in the period ended July 31, 2011. We also have audited the Company's internal control over financial reporting as of July 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting, appearing in Item 9A.These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EasyLink Services International Corporation and subsidiaries as of July 31, 2011 and July 31, 2010 and the results of its operations and its cash flows for each of the two years in the period ended July 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, EasyLink Services International Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of July 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Friedman LLP

East Hanover, New Jersey
October 6, 2011

EASYLINK SERVICES INTERNATIONAL CORPORATION
Consolidated Balance Sheets
July 31, 2011 and 2010
(In thousands, except per share data)

	2011		2010
ASSETS
Current assets:
Cash and cash equivalents	$30,178		$20,475
Accounts receivable, net of allowance for doubtful accounts and allowance for sales returns and allowances of $2,897 and $1,662, respectively	29,752		11,481
Prepaid expenses and other current assets	3,956		1,865
Deferred income taxes	3,709		6,598
Total current assets	67,595		40,419

Property and equipment, net	10,127		5,521
Goodwill	73,494		34,455
Other intangible assets, net	68,615		15,874
Deferred income taxes, net	22,507		7,588
Other assets	721		629
Total assets	$243,059		$104,486

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,527		$2,310
Notes payable	28,088		15,258
Accrued expenses	19,051		8,740
Deferred revenue and other current liabilities	3,360		1,497
Total current liabilities	56,026		27,805

Notes payable, net of current portion	80,174		9,684
Deferred income taxes, net	6,940	—	—
Other liabilities	814		285

Total liabilities	143,954		37,774

Commitments and contingencies

Stockholders’ Equity:
Preferred stock - 5,000 shares authorized, including no shares and 5 shares of series C at July 31, 2011 and 2010, respectively, 3 shares of series E and 100 shares of series F at July 31, 2011 and 2010:

series C preferred stock - par value $.01 per share, 44.76 votes per share; no shares issued or outstanding at July 31, 2011, 5 shares issued and outstanding at July 31, 2010 (liquidation value of $5,116)	—		(a)
Common stock:
class A - par value $.01 per share, 300,000 shares authorized, one vote per share; 32,432 and 30,255 shares issued at July 31, 2011 and 2010, respectively	324		303
Additional paid-in capital	137,467		132,799
Treasury stock, 1,000 shares at July 31, 2011 and 2010	(2,122)		(2,122)
Accumulated other comprehensive loss	(2,789)		(5,797)
Accumulated deficit	(33,775)		(58,471)

Total stockholders’ equity	99,105		66,712

Total liabilities and stockholders’ equity	$243,059		$104,486
(a) less than 1,000
See accompanying notes to consolidated financial statements.

EASYLINK SERVICES INTERNATIONAL CORPORATION
Consolidated Statements of Operations
(In thousands, except per share data)

	Year Ended July 31,
	2011	2010
Service revenues, net	$164,766	$81,443

Cost of services	56,852	22,549
Gross profit	107,914	58,894

Operating expenses:
Product development and enhancement	12,150	7,275
Selling and marketing	23,302	12,560
General and administrative	46,698	27,822
Acquisition and integration related	3,326	—
Total Operating expenses	85,476	47,657

Operating income	22,438	11,237

Other income (expense):
Interest expense	(5,699)	(1,642)
Other non-operating income (expense)	631	296
Total Other income (expense)	(5,068)	(1,346)

Income before income taxes	17,370	9,891

Benefit for income taxes	(7,326)	(7,202)

Net income	24,696	17,093

Dividends on preferred stock	(2,012)	(724)
Accretion of series E preferred stock discount	—	(612)

Net income attributable to common stockholders	$22,684	$15,757

Basic net income per common share	$0.76	$0.57

Diluted net income per common share	$0.72	$0.53

Anti-dilutive stock options, restrictive stock, warrants, and series C preferred stock	509	3,364

Weighted average number of common shares outstanding – basic	29,892	27,716

Weighted average number of common shares outstanding – diluted	31,708	29,709

See accompanying notes to consolidated financial statements.

EASYLINK SERVICES INTERNATIONAL CORPORATION
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (Loss)
(In thousands)

	Preferred Stock				Common Stock				Additional	Accumulated Other		Total
	Series C		Series E		Class A		Treasury Stock		Paid-in	Comprehensive	Accumulated	Stockholders
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance – July 31, 2009	5	$—	7	$—	27,261	$273	(1,000)	$(2,122)	$138,462	$(4,442)	$(74,952)	$57,220
Foreign currency translation adjustments										(1,355)		(1,355)
Net Income											17,093	17,093
Total Comprehensive Income												15,738
Accrued dividends on preferred stock									(724)			(724)
Amortization of preferred stock discount									612		(612)	—
Stock based compensation–									896			896
Forfeiture of cash related to options issued in acquisition of RTCI									1			1
Redemption of Series E Preferred Stock			(7)	—			`		(6,577)			(6,577)
Issuance of restricted stock for compensation					40	—			(8)			(8)
Proceeds from exercise of warrants					2,827	28			(28)			—
Proceeds from exercise of employee stock options including income tax benefits					127	1			165			166
Balance – July 31, 2010	5	$—	—	$—	30,255	$303	(1,000)	$(2,122)	$132,799	$(5,797)	$(58,471)	$66,712

See accompanying notes to consolidated financial statements.

EASYLINK SERVICES INTERNATIONAL CORPORATION
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (Loss)
(In thousands)

	Preferred Stock				Common Stock				Additional	Accumulated Other		Total
	Series C		Series E		Class A		Treasury Stock		Paid-in	Comprehensive	Accumulated	Stockholders
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance – July 31, 2010	5	$—	—	$—	30,255	$303	(1,000)	$(2,122)	$132,799	$(5,797)	$(58,471)	$66,712
Foreign currency translation adjustments										3,706		3,706
Unrealized loss on cash flow hedge, net of tax										(698)		(698)
Net Income											24,696	24,696
Total Comprehensive Income												27,704
Accrued dividends on preferred stock									(84)			(84)
Conversion of series C preferred stock	(5)	—			700	7			(7)			—
Stock based compensation–									1,634			1,634
Issuance of restricted stock for compensation					52	(a)			—			—
Proceeds from exercise of warrants												—
Proceeds from exercise of employee stock options, net of tax					1,424	14			3,125			3,139
Balance – July 31, 2011	—	$—	—	$—	32,431	$324	(1,000)	$(2,122)	$137,467	$(2,789)	$(33,775)	$99,105
(a) less than 1,000

See accompanying notes to consolidated financial statements.

EASYLINK SERVICES INTERNATIONAL CORPORATION
 Consolidated Statements of Cash Flows
(In thousands)

	Year Ended July 31,
	2011	2010
Cash flows from operating activities:
Net income	$24,696	$17,093
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	13,533	8,057
Bad debt expense	1,411	795
Amortization of discount and other non-cash interest expense	1,020	535
Loss on disposal of fixed assets		144
Deferred income taxes, net	(12,433)	(12,604)
Non-cash charges for equity instruments issued for compensation and services	1,635	1,054
Changes in assets and liabilities:
Accounts receivable	(3,399)	(887)
Prepaid expenses and other assets	(48)	5,774
Accounts payable	596	(396)
Accrued expenses	2,152	2,373
Deferred revenue and other current liabilities	1,163	(771)
Other long term liabilities	(511)	(408)
Net cash provided by operating activities	29,815	20,759

Cash flows from investing activities:
Payment for purchase of acquisitions, net of cash acquired	(102,143)	—
Purchases of property and equipment	(3,722)	(1,090)
Net cash from investment	—	1
Net cash used in investing activities	(105,865)	(1,089)

Cash flows from financing activities:
Net borrowings from issuance of notes payable	122,000	5,000
Payments of notes payable and debt extinguishment	(39,899)	(7,600)
Proceeds from exercises of employee stock options and restricted stock, net of tax benefit	3,139	(6,577)
Payment of dividends on preferred stock	(200)	(858)
Net cash provided (used) in financing activities	85,040	(10,035)

Effect of foreign exchange rates on cash and cash equivalents	713	(132)
Net increase in cash and cash equivalents	9,703	9,503
Cash and cash equivalents, beginning of year	20,475	10,972

Cash and cash equivalents, end of year	$30,178	$20,475

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,489	$796
Cash paid for income taxes	$1,118	$745

See notes to consolidated financial statements.

EASYLINK SERVICES INTERNATIONAL CORPORATION
Notes to Consolidated Financial Statements
(tabular data in thousands, except per share data)

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

EasyLink Services International Corporation (“ESIC”) is a Delaware corporation founded in 1991. Prior to the merger with EasyLink Services Corporation (“ESC”) in August 2007, the Company was known as Internet Commerce Corporation.  On October 21, 2010, the Company acquired the iSend and iNotify advanced messaging businesses (the “Xpedite Business”) from Premiere Global Services, Inc. (“PGI”) through the purchase of PGI’s wholly-owned subsidiaries Xpedite Systems, LLC and Premiere Global Services (UK) Limited and certain related assets owned by PGI’s subsidiary Premiere Conferencing (Canada) Limited.

References in these financial statements to “ESIC,” “the Company,” “we,” “us,” and “our” refer to EasyLink Services International Corporation and its wholly-owned subsidiaries on a consolidated basis, unless otherwise stated.

ESIC is a global provider of a comprehensive suite of communication applications that enable enterprises of all sizes to communicate securely and profitably with their customers, trading partners and other third parties. The Company delivers its cloud-based applications-as-a-service through a proprietary business integration network ("BIN") comprised of enterprise-class platforms located in worldwide redundant and highly secure network operations centers.

The Company's applications include electronic fax services, electronic data interchange (“EDI”) services, multimodal notification services and other communication services that are integral to the movement of money, materials, products, people and information in the global economy including documents such as insurance claims, trade and travel confirmations, purchase orders, invoices, shipping notices and funds transfers that help its customers to be more efficient and mobile. The Company's BIN provides its customers with scalable on-demand cloud-based delivery services that are 100% outsourced, which can be accessed globally and are monitored 24 hours a day, seven days a week.

The Company manages its business in two reportable business segments: (i) On Demand Messaging segment (“On Demand”), which includes all electronic fax, e-mail, document capture and management (“DCM”), workflow and notify services and (ii) Supply Chain Messaging segment (“Supply Chain”), which includes all EDI and telex services.

Beginning from the October 21, 2010 acquisition date, the operating results of the Xpedite Business are included in the financial results of the Company. The addition of the Xpedite Business has significantly increased the revenue in the Company's On Demand segment and affected its gross margins with related impacts on the cost of revenue and other expense items within the Company's results of operations as compared to prior periods.

2. SIGNIFICANT ACCOUNTING POLICIES AND PROCEDURES

(a) Principles of consolidation and basis of presentation

The consolidated financial statements include the accounts of EasyLink Services International Corporation and its wholly-owned subsidiaries and are prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”). All significant intercompany transactions have been eliminated in consolidation. The Company’s fiscal year ends July 31. References herein to Fiscal 2011and Fiscal 2010 refer to the fiscal years ended July 31, 2011 and 2010, respectively.

(b) Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates. Significant accounting estimates used in the preparation of the Company's consolidated financial statements include the fair value of equity securities underlying stock based compensation, the collectability of receivables, the realizability of deferred tax assets, the carrying value of goodwill, intangible assets and long-lived assets and depreciation and amortization.

(c) Revenue recognition

Revenue is recognized when persuasive evidence of an arrangement exists, services are rendered, pricing is fixed or determinable and collectability is reasonably assured.  The Company derives revenue from various services, which mainly include

EASYLINK SERVICES INTERNATIONAL CORPORATION
Notes to Consolidated Financial Statements (Continued)
(tabular data in thousands, except per share amounts)

transaction, monthly service and transmission fees. These fees are comprised of both fixed and usage-based fees. Fixed fees are generally recognized on a pro-rata basis over the service period. Usage fees are generally recognized in the period the services are rendered.

(d) Deferred revenue

Deferred revenue is comprised of deferrals for subscription fees, professional services and license and maintenance revenue associated with contracts for which amounts have been received in advance of services to be performed.

(e) Cash and cash equivalents

All highly liquid investments with a maturity of three months or less at the time of purchase are considered to be cash equivalents.

(f) Property and equipment

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

(g) Accounts receivable and allowance for doubtful accounts

Accounts receivable are recorded in the period that the related revenues are earned and are generally collected within 45 to 60 days. Accounts receivable are stated at the amount management expects to collect from outstanding balances. Management provides for estimated uncollectible amounts through an allowance for doubtful accounts and an allowance for sales returns and allowances. The allowance for doubtful accounts results in a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts. Balances that are still outstanding after management has performed reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. The allowance for sales returns and allowances is recorded as a reduction of total revenue and a credit to the allowance account based on specific review of account balances. Credit is granted to customers without requiring collateral. The amount of accounting loss for which we are at risk in these unsecured accounts receivable is limited to their carrying value.

(h) Fair value of financial instruments

The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable, restricted time deposits, accounts payable, accrued expenses, and other liabilities excluding deferred revenue, approximate fair value due to their short maturities.

(i) Income taxes

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
The company has established a policy to review tax positions and determine if any uncertain tax positions exists. This policy calls for an annual review to determine if any uncertain positions exist that need to be measured and reserved.

(j) Earnings per share of common stock

Earnings per share (“EPS”) are calculated in accordance with Accounting Standards Codification ("ASC") Topic 260, Earnings Per Share (“ASC 260”), which requires dual presentation of “basic” and “diluted” earnings per share on the face of the statement of operations. Basic earnings per common share is computed by dividing the net income or loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during each period. The weighted-average number of common shares outstanding does not include any potentially dilutive securities or any unvested restricted shares of common stock. These unvested restricted shares, although classified as issued and outstanding at July 31, 2011 and 2010, are considered

EASYLINK SERVICES INTERNATIONAL CORPORATION
Notes to Consolidated Financial Statements (Continued)
(tabular data in thousands, except per share amounts)

contingently returnable until the restrictions lapse and will not be included in the basic earnings per share calculation until the shares are vested. Diluted earnings per share is calculated by dividing net income or loss attributable to common stockholders by the weighted average number of shares of common stock outstanding and all potential dilutive common shares that were outstanding during the period. The difference between basic and diluted weighted-average shares outstanding in Fiscal 2011 and Fiscal 2010 is due to the effects of restricted stock and assumed conversion of employee incentive stock options awards.

The following data represents the amounts used in computing EPS and the effect on net income and the weighted average number of shares of dilutive potential common stock:

	Year Ended July 31,
	2011	2010
Net income	$24,696	17,093
Less: Series C preferred dividends	(2,012)	(200)
Less: Series E preferred dividends	—	(524)
Less: Accretion of series E preferred stock discount	—	(612)
Net income available to common stockholders	$22,684	15,757

Weighted average shares outstanding:
—Basic	29,892	27,716
Add: Warrants	—	1,430
Add: Series C preferred stock	—	56
Add: Stock options & restricted stock	1,816	507
—Diluted	31,708	29,709
Basic net income per share	$0.76	$0.57
Diluted net income per share	$0.72	$0.53

(k) Stock-based compensation

Under ASC Topic 718, Compensation-Stock Compensation (“ASC 718”), the Company is required to recognize expense related to the fair value of its employee incentive stock awards.

Under the fair value recognition principles of accounting standards regarding share based payments, share-based compensation costs are  measured at the grant date based on the fair value of the award and is recognized as expense over the applicable vesting period of the stock award (generally three years) using the straight-line method.

The 2005 Stock Incentive Plan (the “2005 Plan”) was adopted in November 2005 and approved by the Company’s stockholders on January 4, 2006. The total shares of class A common stock subject to the 2005 Plan was initially not to exceed the sum of 2,000,000 shares plus any shares that were reserved and available for issuance under our retired Amended and Restated Stock Option Plan (the “Amended Plan”), as of the effective date of the 2005 Plan, which totaled 1,173,233 shares of class A common stock. An amendment to the 2005 Plan to increase the number of shares reserved for issuance by an additional 2,500,000 shares was approved by the Company’s stockholders on August 14, 2007. The Board of Directors or its Compensation Committee may grant the following stock incentives under the 2005 Plan: stock options to purchase shares of class A common stock, including incentive stock options and non-qualified stock options; restricted stock awards; restricted stock units; and stock appreciation rights. Each of the above stock incentives will be evidenced by a stock incentive agreement in such form and with such terms and conditions as the Board of Directors or Compensation Committee may, pursuant to the provisions of the 2005 Plan, determine in their discretion. As of July 31, 2009, the only stock incentives outstanding under the 2005 Plan are stock options and restricted stock awards.

The weighted-average fair value at the date of grant for options granted during Fiscal 2011 and Fiscal 2010 was $2.04 and $1.05 per share, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted-average assumptions:

EASYLINK SERVICES INTERNATIONAL CORPORATION
Notes to Consolidated Financial Statements (Continued)
(tabular data in thousands, except per share amounts)

	Year Ended July 31,
	2011	2010

Risk-free interest rate	0.68-1.66%	1.34-1.66%
Expected lives (yrs)	6.0	6.0
Expected volatility	54-59%	68-69%
Expected dividend yield	0%	0%

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

The following table summarizes stock options outstanding as of July 31, 2011 and 2010, as well as changes during the years then ended:

	Year Ended July 31,
	2011		2010
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Options outstanding at beginning of year	4,552	$2.04	3,880	$2.23
Granted	1,170	3.99	976	1.69
Forfeited/Expired	(280)	3.06	(177)	4.73
Exercised	(1,424)	1.78	(127)	1.31
Options outstanding at end of year	4,018	2.63	4,552	2.04
Options exercisable at end of year	2,931	$2.41	3,427	$2.13

The total intrinsic value of stock options exercised, which is the difference between the market price when exercised and the option strike price, was $4.7 million and $0.1 million for Fiscal 2011 and Fiscal 2010, respectively. The total grant date fair value of the outstanding vested options, which is the number of shares times the price calculated using the Black-Scholes pricing model, was $1.5 million and $0.9 million for Fiscal 2011 and Fiscal 2010, respectively.

The following table summarizes our restricted stock activity as of July 31, 2011.

	Restricted Shares	Weighted- Average Grant Date Fair Value
Nonvested at July 31, 2010	57	$2.31
Granted	—	—
Cancelled	(5)	2.07
Vested	(52)	1.53
Nonvested at July 31, 2011	—	$—

EASYLINK SERVICES INTERNATIONAL CORPORATION
Notes to Consolidated Financial Statements (Continued)
(tabular data in thousands, except per share amounts)

The following table presents information relating to stock options outstanding as of July 31, 2011.

		Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Shares	Weighted Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Aggregate Intrinsic Value
0.90 - 1.69	1,676	6.8	$1.52	$6,332	1,352	6.5	$1.48	$5,163
1.73 - 3.00	809	4.0	2.41	2,339	698	3.2	2.45	1,993
3.35 – 4.65	1,521	8.5	3.94	2,074	869	7.6	3.76	1,333
5.38 - 13.72	12	0.3	7.31	—	12	0.3	7.31	—
	4,018	6.8	$2.63	$10,745	2,931	6.0	$2.41	$8,489

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on our closing stock price of $5.30 as of July 31, 2011, which would have been received by the option holders had those option holders exercised their options as of that date. We had 2,425,928 shares available for grant under the 2005 Plan as of July 31, 2011.

The following table summarizes our option activity as of July 31, 2011.

	Options	Weighted- Average Grant Date Fair Value
Nonvested at July 31, 2010	1,125	$0.97
Granted	1,170	3.99
Vested	(1,099)	2.69
Forfeited	(109)	1.75
Nonvested at July 31, 2011	1,087	$3.22

Our equity-based compensation expense is included in the following areas in the accompanying Consolidated Statements of Operations for Fiscal 2011 and Fiscal 2010 for the awards outstanding:

	Year Ended July 31,
	2011	2010
Cost of services	$124	$73
Product development and enhancement	140	140
Selling and marketing	543	294
General and administrative	827	389
	$1,634	$896

The total unearned stock compensation expense at July 31, 2011 was approximately $1.6 million.

(l) Other intangible assets

Other intangible assets consist of customer relationships, internally developed software, non-competition agreements and trade names and are carried at cost less accumulated amortization.  Other intangible assets are amortized on a straight-line basis over their expected useful lives, which is determined at acquisition. We evaluate whether other intangible assets have been impaired when circumstances indicate the carrying value of those assets may not be recoverable.  For such assets, an impairment exists when its carrying value exceeds the sum of estimates of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.  There were no triggering events during Fiscal 2011.

(m) Goodwill

Goodwill consists of the excess purchase price over the fair value of identifiable net assets of acquired businesses. Goodwill

EASYLINK SERVICES INTERNATIONAL CORPORATION
Notes to Consolidated Financial Statements (Continued)
(tabular data in thousands, except per share amounts)

is evaluated for impairment at least annually and whenever events or circumstances indicate impairment may have occurred. The assessment requires the comparison of the fair value of each of our reporting units to the carrying value of its respective net assets, including allocated goodwill. If the carrying value of the reporting unit exceeds its fair value, we must perform a second test to measure the amount of impairment. The second step of the goodwill impairment test compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. We allocate the fair value of a reporting unit to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. There were no impairment losses recorded in Fiscal 2011 and Fiscal 2010.

(n) Foreign Currency Translation

Assets and liabilities of the Company's foreign subsidiaries are translated at the rate of exchange existing at year-end, with revenues, expenses, and cash flows translated at the average of the monthly exchange rates. Adjustments resulting from translation of the financial statements are recorded as a component of Accumulated other comprehensive income (loss) (“AOCI”). Also included in AOCI are the effects of exchange rate changes on intercompany balances of a long-term nature. As of July 31, 2011 and 2010, foreign currency translation adjustment balances of $2.6 million and $5.8 million, respectively, were reflected in the accompanying Consolidated Balance Sheets in AOCI. Exchange gains (losses) on foreign currency transactions aggregating $0.2 million and $0.1 million for Fiscal 2011 and Fiscal 2010, respectively, are included in Other income (expense), in the accompanying Consolidated Statements of Operations.

(o) Concentrations of Credit Risk and Major Customers

Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of cash and accounts receivable.   Whereas our cash balance exceeds the $.3 million of insurance provided by the FDIC, we invest our excess cash in money market instruments and commercial paper with institutions of high credit quality. All accounts receivable are unsecured.  The Company believes that any credit risk associated with receivables is minimal due to the number and creditworthiness of its customers. Receivables are stated at estimated net realizable value, which approximates fair value.

For Fiscal 2011 and Fiscal 2010, no single customer accounted for more than 10% of revenue. No single customer accounted for more than 10% of accounts receivable at July 31, 2011 and 2010.

Approximately 42% and 25% of the Company’s revenues during Fiscal 2011 and Fiscal 2010, respectively, occurred outside of the U.S.

(p) Recently Adopted Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations, which amends the Accounting Standards Codification (“ASC”), to require any public entity that enters into business combinations that are material on an individual or aggregate basis and presents comparative financial statements, to disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. We have implemented these provisions for the acquisitions completed beginning in Fiscal 2011.

(q) Recent accounting pronouncements not yet adopted

In September 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-08, Intangibles—Goodwill and Other (ASC Topic 350): Testing Goodwill for Impairment (“ASU 2011-8”). ASU 2011-8 modifies the impairment test for goodwill and indefinite lived intangibles so that it is no longer required to calculate the fair value of a reporting unit unless the Company believes, based on qualitative factors, it is more likely than not that the reporting unit's or indefinite lived intangible asset's fair value is less than the carrying value. ASU 2011-8 is effective for fiscal years that begin after December 15, 2011, with early

EASYLINK SERVICES INTERNATIONAL CORPORATION
Notes to Consolidated Financial Statements (Continued)
(tabular data in thousands, except per share amounts)

adoption allowed. The Company intends to adopt ASU 2011-8 effective July 31, 2012, which is not expected to have a material effect on the Company's consolidated financial statements.
On June 16, 2011 the FASB issued ASU No. 2011-05, Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income (ASU 2011-05). This update amends ASC Topic 220, Comprehensive Income to provide that total comprehensive income will be reported in one continuous statement or two separate but consecutive statements of financial performance. Presentation of total comprehensive income in the statement of stockholders' equity or the footnotes will no longer be allowed. The calculation of net income and basic and diluted net income per share will not be affected. ASU 2011-005 is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2011, which means that it will be effective for our fiscal year beginning August 1, 2012. Retrospective adoption is required and early adoption is permitted. We do not believe that adoption of ASU 2011-05 will have a significant impact on our financial position, results of operations or cash flows.
In May 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-04, Fair Value Measurement (Topic 820). This ASU is intended to create consistency between U.S. GAAP and International Financial Reporting Standards on the definition of fair value and on the guidance on how to measure fair value and on what to disclose about fair value measurements. This ASU will be effective for financial statements issued for fiscal periods beginning after December 15, 2011, with early adoption prohibited for public entities. The Company is currently evaluating the impact ASU 2011-04 will have on its consolidated financial statements.
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

3. ACQUISITION

Xpedite Business

On October 21, 2010, the Company acquired the Xpedite Business from PGI for $105.0 million in cash, through the purchase of PGI’s wholly-owned subsidiaries Xpedite Systems, LLC and Premiere Global Services (UK) Limited and certain related assets owned by PGI’s subsidiary Premiere Conferencing (Canada) Limited.  The Company and PGI agreed on an adjustment to the purchase price of $1.8 million during Fiscal 2011, based on the working capital of the acquired business at the acquisition date as defined in the Securities and Asset Purchase Agreement dated October 21, 2010. The Company paid the $1.8 million to PGI on February 16, 2011. The total purchase price of the Xpedite Business was $106.8 million. The Company paid for the acquisition with $6.8 million of cash on hand and a new credit facility consisting of a $110.0 million term loan (the “Term Loan”) and a $20.0 million revolving loan (together, the “2010 Loans”), of which $12.0 million of the revolving loan was drawn upon to refinance the Company's existing credit facility indebtedness.  See Note 8, Indebtedness, for additional information regarding the 2010 Loans.

The Company incurred $5.5 million of transaction and integration costs related to the acquisition of the Xpedite Business, of which $3.3 million was expensed as incurred in accordance with ASC Topic 805, Business Combinations (“ASC 805”), in Fiscal 2011, and $2.2 million was recorded as a discount to the Term Loan and will be amortized over the same period as the Term Loan.

Acquisition and integration related charges reflected in Operating expenses include, but are not limited to transaction costs such as legal and accounting professional fees directly related to the acquisition, termination and related costs for transitional and certain other employees, integration related professional fees and other post business combination related expenses associated with the Xpedite Business.

The following table summarizes Acquisition and integration related charges included in the accompanying Consolidated Statement of Operations for Fiscal 2011:

EASYLINK SERVICES INTERNATIONAL CORPORATION
Notes to Consolidated Financial Statements (Continued)
(tabular data in thousands, except per share amounts)

2011
Legal and professional fees	$2,044
Employee termination costs	909
Integration costs	373
Total Acquisition and integration related	$3,326

In accordance with ASC 805, the Company accounted for the acquisition by applying the acquisition method of accounting. The acquisition method of accounting requires that the consideration transferred in a business combination be measured at fair value as of the closing date of the acquisition.

Impact on Results of Operations
The results of the Xpedite Business since October 21, 2010 are included in the Company's Consolidated Statements of Operations. The financial results are reported in the On Demand segment. See Note 14, Business Segment Information, for additional information regarding the Company's segments. The Xpedite Business contributed $87.0 million in service revenues and $10.7 million of net income in Fiscal 2011.

Purchase Price Allocation
The following table provides the fair value of assets acquired and liabilities assumed in the Xpedite Business acquisition.  The purchase price allocation is based on the estimated fair value at October 21, 2010 of assets acquired and liabilities assumed:

Cash	$4,657
Accounts receivable	16,284
Prepaid expenses and other current assets	1,833
Property and equipment	5,144
Goodwill	37,587
Intangible assets — customer relationships	40,800
Intangible assets — software	18,100
Intangible assets — non-competition agreements	1,200
Other Assets	300
Total assets acquired	125,905
Accounts payable and Accrued Expenses	10,229
Other current liabilities	197
Capital leases	199
Deferred income taxes	7,684
Long term liabilities	796
Total liabilities assumed	19,105

Net assets acquired	$106,800

EASYLINK SERVICES INTERNATIONAL CORPORATION
Notes to Consolidated Financial Statements (Continued)
(tabular data in thousands, except per share amounts)

Acquired intangible assets are as follows:

	Estimated Fair Value	Weighted average amortization period (years)
Customer relationships	$40,800	10-12
Internally developed software	18,100	8-10
Non-competition agreements	1,200	5
Goodwill	37,587	Non-amortizable

The excess of the purchase price over the net tangible assets and intangible assets was recorded as goodwill. The allocation of the purchase price was based upon a valuation for which the estimates and assumptions are subject to change within the measurement period (up to one year from the acquisition date). The Company does not anticipate any material changes to the purchase price allocation and will have the final purchase price allocation completed by October 21, 2011.

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

EASYLINK SERVICES INTERNATIONAL CORPORATION
Notes to Consolidated Financial Statements (Continued)
(tabular data in thousands, except per share amounts)

Pro Forma Consolidated Combined Statement of Operations (Unaudited)

	Year Ended July 31,
	2011	2010

Service revenues, net	$190,156	$204,593
Cost of services	58,941	57,938
Gross profit	131,215	146,655

Operating expenses:
Product development and enhancement	13,234	13,837
Selling and marketing	29,015	37,665
General and administrative	61,427	76,142
Acquisition and integration related	3,326	3,326
Total Operating expenses	107,002	130,970

Operating income	24,213	15,685

Other income (expense):
Interest expense	(6,212)	(5,652)
Other income (expense)	636	(34)
Total Other income (expense)	(5,576)	(5,686)

Income before income taxes	18,637	9,999
Provision for income taxes	5,218	2,800
Net Income	13,419	7,199

Dividends on preferred stock	(2,012)	(1,336)
Net income attributable to common stockholders	$11,407	$5,863

Basic income per common share	$0.38	$0.21

Diluted income per common share	$0.36	$0.20

Weighted average number of common shares outstanding – basic	29,892	27,716

Weighted average number of common shares outstanding –diluted	31,708	29,709

The pro forma statements reflect the results of operations for the Company for Fiscal 2011 and Fiscal 2010, and the results of operations for the Xpedite Business for the period from August 1, 2010 through October 20, 2010 and Fiscal 2010.  The pro forma adjustments used to prepare the statements above, include the removal of intercompany interest between the Xpedite Business and PGI of $.1 million in Fiscal 2011. General and administrative expenses have been increased for the amortization expense associated with the fair value adjustment at October 21, 2010 of definite lived intangible assets, for a net adjustment of $1.5 million and $5.9 million in Fiscal 2011 and Fiscal 2010, respectively. In addition, cost of services have been decreased for the depreciation expense associated with the fair value adjustment at October 21, 2010 of fixed assets, for a net adjustment of $3.2 million and $12.9 million in Fiscal 2011 and Fiscal 2010, respectively. Interest expense has been adjusted to reflect the 2010 Loans for a net increase of $0.1 million and $4.0 million in Fiscal 2011 and Fiscal 2010, respectively.

EASYLINK SERVICES INTERNATIONAL CORPORATION
Notes to Consolidated Financial Statements (Continued)
(tabular data in thousands, except per share amounts)

4. INCOME TAXES

Income taxes are computed in accordance with ASC Topic 740, Income Taxes (“ASC 740”).  The significant components of income from continuing operations before income taxes and the consolidated income tax provision from continuing operations for Fiscal 2011 and Fiscal 2010 are as follows:

	Year Ended July 31,
	2011	2010
Income before income taxes:
Domestic	$3,972	$7,855
International	13,398	2,036
Total income before income taxes	17,370	9,891

Provision for taxes on income:

Current:
Federal	199	368
State and local	312	147
International	4,579	512
Total current expense	5,090	1,027

Deferred:
Federal	617	1,158
State and local	(257)	3,097
International	(941)	120
Change in valuation allowance	(11,835)	(12,604)
Total deferred benefit	(12,416)	(8,229)

Total benefit	$(7,326)	$(7,202)

EASYLINK SERVICES INTERNATIONAL CORPORATION
Notes to Consolidated Financial Statements (Continued)
(tabular data in thousands, except per share amounts)

The following reconciles the Federal statutory income tax rate with the Company’s effective tax rate for Fiscal 2011 and Fiscal 2010:

	Year Ended July 31,
	2011	2010
Expected federal statutory rate	34.00%	34.00%
Increase (decrease) in taxes resulting from:
Other Permanent Differences	8.06%	2.89%
State and local income taxes, net of federal benefit	1.40%	12.88%
Other	1.93%	2.52%
Difference in rate for foreign taxes	(4.02)%	(1.37)%
Change in uncertain tax position	(0.77)%	1.31%
Alternative minimum tax	1.56%	2.40%
Change in Valuation Allowance	(84.33)%	(127.43)%
Total effective tax rate	(42.17)%	(72.80)%

The tax effects of temporary differences that gave rise to the deferred tax balance sheet accounts are as follows:

	Year Ended July 31,
	2011	2010
Deferred tax assets:
Accruals and allowances	$2,033	$1,479
Property and equipment	868	968
Credit carryforwards	1,534	1,260
Net operating loss carryforwards	25,448	26,424
Other	547	592
	30,430	30,723
Deferred tax liabilities:
Domestic intangibles	(1,401)	(1,888)
Foreign intangibles	(6,940)	—

Net deferred tax asset before valuation allowance	22,089	28,835
Valuation allowance	(2,813)	(14,649)
Net deferred tax asset after valuation allowance	$19,276	$14,186

At July 31, 2011, the Company had $27.0 million of deferred tax assets related to operating loss carryforwards and credit carryforwards.  The Company had $23.3 million of deferred tax assets related to domestic net operating loss carryforwards, including $1.4 million for state income tax purposes, which expire between 2019 and 2025.  The Company had $2.2 million of deferred tax assets related to foreign net operating loss carryforwards, which have carryforward periods ranging from 8 years to unlimited in the various countries.  The Company had $1.5 million in other tax attributes, including $0.8 million of alternative minimum tax credits, which have an unlimited carryforward period, and $0.6 million of R&D credits, which expire between 2010 and 2021.

The gross deferred tax assets as of July 31, 2011 were reduced by valuation allowances of $2.8 million, relating to foreign net operating loss carryforwards, and other tax attributes, as it is more likely than not that some portion or all of these tax attributes will not be realized.

The Company has federal net operating loss carryforwards for tax purposes of approximately $63.9 million as of July 31, 2011.  These carryforwards expire from 2019 to 2025.

EASYLINK SERVICES INTERNATIONAL CORPORATION
Notes to Consolidated Financial Statements (Continued)
(tabular data in thousands, except per share amounts)

The Internal Revenue Code and Income Tax Regulations contain provisions which limit the use of available net operating loss carryforwards in any given year should significant changes (greater than 50%) in ownership interests occur.  Our annual net operating loss carryforward limitations are $2.8 million. The Company expects to utilize all net operating loss carryforwards, given the limitations, before any expirations.

The Company's policy is to review periodically the issue of repatriation of earnings from non-US subsidiaries. The Company's standard position is that it will indefinitely reinvest the earnings of its foreign subsidiaries and not repatriate earnings. This position could be adjusted in the future but is not anticipated at this time as the Company's plans call for continued growth and expansion of its foreign operations. The Company has provided for the U.S. federal tax liability on these amounts for financial statement purposes, except for foreign earnings that are considered permanently reinvested outside of the U.S.

We adopted the provisions of ASC 740.  Among other things, ASC 740 requires application of a "more likely than not" threshold to the recognition and derecognition of tax positions.  It further requires that a change in judgment related to prior years' tax positions be recognized in the quarter of such change.  A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	Federal	State	Foreign	Total
Balance at July 31, 2010	$185	$82	$147	$414

Changes to unrecognized tax benefits due to lapses in statute of limitations	(55)	(82)	(147)	(284)

Resolution of IRS Reversal of 5471 late filing penalty	(130)	—	—	(130)

Balance at July 31, 2011	$—	$—	$—	$—

5. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

		July 31,
	Estimated Useful Lives (Years)	2011	2010
Computers and office equipment	3	$22,351	$14,930
Furniture and fixtures	7	532	246
Purchased software	3	3,941	3,586
Leasehold improvements	2-7	4,386	3,139
		31,210	21,901
Less accumulated depreciation		(21,083)	(16,380)
		$10,127	$5,521

Depreciation expense related to property and equipment is approximately $4.3 million and $3.1 million for Fiscal 2011 and Fiscal 2010, respectively.

EASYLINK SERVICES INTERNATIONAL CORPORATION
Notes to Consolidated Financial Statements (Continued)
(tabular data in thousands, except per share amounts)

6. GOODWILL AND OTHER INTANGIBLE ASSETS

Intangible assets are summarized as follows:

		July 31,
	Weighted average amortization period (years)	2011	2010
Purchased customer relationships	6 - 12	$59,950	$17,854
Internally developed software	4 - 10	28,717	10,516
Non-competition agreements	5	1,200	—
Trade names	<1	3,761	3,734
Intangible assets, gross		93,628	32,104
Less accumulated amortization:
Purchased customer relationships		(12,640)	(7,438)
Internally developed software		(12,000)	(8,641)
Non-competition agreements		(186)	—
Trade names		(187)	(151)
Accumulated amortization		(25,013)	(16,230)
Intangible assets, net		$68,615	$15,874

Indefinite lived intangible assets not subject to amortization are $3.5 million and $3.5 million at July 31, 2011 and 2010, respectively.

The changes in the carrying amount of intangible assets for Fiscal 2011 and Fiscal 2010 are as follows:

Balance at July 31, 2009	$21,407
Intangible amortization	(4,987)
Foreign currency effect	(545)
Balance at July 31, 2010	$15,875
Purchases of customer relationships	40,800
Purchases of internally developed software	18,100
Purchases of non-competion agreements	1,200
Intangible amortization	(9,274)
Foreign currency effect	1,914
Balance at July 31, 2011	$68,615

The Company estimates annual amortization expense for each of the next five fiscal years will approximate $8.0 million.

The changes in the carrying amount of goodwill for Fiscal 2011 and Fiscal 2010 are as follows:

Balance at July 31, 2009	$34,841
Foreign currency effect	(386)
Balance at July 31, 2010	$34,455
Foreign currency effect	1,452
Acquisition of Xpedite Business	37,587
Balance at July 31, 2011	$73,494

EASYLINK SERVICES INTERNATIONAL CORPORATION
Notes to Consolidated Financial Statements (Continued)
(tabular data in thousands, except per share amounts)

7. ACCRUED EXPENSES

Accrued expenses consist of the following:

	July 31,
	2011	2010
Payroll and related costs	$4,788	$1,885
Legal judgments and accrual	598	1,726
Other	2,616	1,561
Carrier charges	3,925	1,367
Sales/Use taxes payable	1,707	1,037
Professional fees	1,628	677
Federal and state income taxes payable	3,789	487
	$19,051	$8,740

8. INDEBTEDNESS

Long term debt and capital lease obligations at July 31, 2011, and 2010 are as follows:

	July 31,
	2011	2010
Term Loan	$101,750	$25,417
Revolving line of credit	8,000	—
Capitalized leases	172	—
Subtotal	109,922	25,417
Less current portion of capital leases	87	—
Less debt discount	1,660	475
Less current portion of long term debt	28,001	15,258
Long term debt	$80,174	$9,684

During Fiscal 2011, in conjunction with the Xpedite Business acquisition, the Company entered into a new credit facility consisting of a $110.0 million term loan (the “Term Loan”) and a $20.0 million revolving loan (together, the “2010 Loans”). The Company drew $12.0 million of the revolving loan to refinance the Company's Revolving Credit and Term Loan Agreement (the “Old Credit Agreement”) dated May 19, 2009 and then amended on May 19, 2010, pursuant to a Commitment Increase Amendment to the Old Credit Agreement (the “Commitment Increase Amendment”) by and among the Company, as borrower, the lenders from time to time party thereto (the “Lenders”), and SunTrust Bank, as administrative agent for the Lenders.

Pursuant to the Commitment Increase Amendment, the Company partially exercised its rights under the accordion feature of its Old Credit Agreement and increased its borrowing under the Old Credit Agreement and the related term notes by an aggregate of $5 million.  The Company entered into Amended and Restated Term Notes dated May 19, 2010 in favor of the Lenders evidencing the increased principal amount of its borrowing. The Company used the proceeds of the Commitment Increase Amendment solely to redeem a portion of the series E preferred stock issued by the Company to York Capital Management L.P. and certain of its affiliates.

The 2010 Loans call for quarterly payments of approximately $4.1 million with interest, which commenced on January 31, 2011, and a final balloon payment in October 2014, with interest. The 2010 Loans are secured by substantially all of the U.S. assets of the Company and guarantees by certain of the international subsidiaries of the Company and related pledges of a portion of the stock of certain of the international subsidiaries.

The debt discount consists of $2.2 million in bank fees incurred in connection with the issuance of the Term Loan. The discount is being amortized as an adjustment to the carrying value of principal with a corresponding charge to interest expense over the remaining life of the Term Loan. The fees are classified as a reduction to current and long-term liabilities within the accompanying

EASYLINK SERVICES INTERNATIONAL CORPORATION
Notes to Consolidated Financial Statements (Continued)
(tabular data in thousands, except per share amounts)

Consolidated Balance Sheets and are amortized as an adjustment to interest expense over the remaining life of the Term Loan.

 The credit agreement (the "2010 Credit Agreement") for the 2010 Loans contain the following covenants: (i) requirements to deliver financial statements, other reports and notices; (ii) restrictions on additional indebtedness; (iii) restrictions on dividends, distributions and redemptions of equity and repayment of subordinated indebtedness; (iv) restrictions on liens; (v) restrictions on making certain payments; (vi) restrictions on investments; (vii) restrictions on asset dispositions and other fundamental changes; and (viii) restrictions on transactions with affiliates.  In addition, the 2010 Credit Agreement contains certain financial covenants, including, among other things: (i) a maximum leverage ratio; (ii) a minimum fixed charge coverage ratio; (iii) a minimum amount of consolidated adjusted EBITDA; (iv) a maximum amount of capital expenditures; and (v) 50% of excess cash flow (as defined in the 2010 Credit Agreement), if the leverage ratio is equal to or greater than or equal to 2.0 to 1.0, and 25% of excess cash flow if the leverage ratio is greater than 1.5 to 1.0. If the leverage ratio is equal to or less than 1.5 to 1.0, the Company is not required to prepay the Term Loan. The excess cash flow calculations are prepared annually as of the last day of each fiscal year. Prepayments of debt resulting from the excess cash flow calculations are due annually thirty days after the date that the annual report on Form 10-K for such fiscal year is filed with the SEC. Without the permission of the Lenders, our ability to complete material acquisitions will be restricted.  A default on any of these restrictions and covenants will cause, in certain circumstances, the amounts due under such agreements to become due and payable upon demand.

At July 31, 2011, the Company was in compliance with all covenants under the 2010 Credit Agreement. The Company estimates the excess cash flow payment due in November 2011 will be approximately $5.0 million.

Borrowings under the 2010 Credit Agreement bear interest, at the Company’s election, at a rate tied to one of the following rates, in each case plus a specified margin: (i) the higher of (1) the prime lending rate of the administrative agent under the 2010 Credit Agreement, (2) the U.S. Federal Funds Rate plus 0.5%, and (3) adjusted one-month LIBOR plus 1.0%; (ii) adjusted LIBOR for the interest period of such borrowing; and (iii) a LIBOR index rate. The interest margin for each such type of borrowing varies from 1.75% to 4.50%, depending on the Company’s consolidated leverage ratio at the time of such borrowing. As of July 31, 2011 the interest rate was approximately 4.48%.

On February 7, 2011, the Company entered into an interest rate swap (“Swap”) as required by the 2010 Credit Agreement for 50% of the then outstanding balance on the Term Loan, which amounted to $52.9 million. The Swap was fixed at an interest rate of 1.83% and was designated as a cash flow hedge with the changes in fair value of the Swap to be recorded in accumulated other comprehensive loss ("AOCI") and as a derivative hedge asset or liability, as applicable. The Swap is designed to always cover 50% of the then outstanding Term Loan balance and will be reduced in amount as the Term Loan is paid down, maturing in October 2014. See Note 12, Derivative Financial Instruments, for additional information regarding the Swap.

9. STOCKHOLDERS’ EQUITY

Class A Common Stock

Holders of class A common stock are entitled to one vote per share on all matters to be voted on by common stockholders. Subject to the preferences of the preferred stock, if any, the holders of class A common stock are entitled to a proportional distribution of any dividends that may be declared by the Board of Directors. Class A common stock has no preemptive, redemption or conversion rights. The rights of holders of common stock are subject to, and may be adversely affected by the rights of the holders of any series of preferred stock we may designate in the future.

During the fiscal year ended July 31, 2009, we repurchased 890,750 shares at a cost of $1,818,963 for a total repurchased to date of 1,000,000 shares for $2,122,288.  These repurchases were recorded under the cost method and have been classified as Treasury Stock and are available to be issued.

Series C Preferred Stock

Each share of series C preferred stock was convertible, at the option of the holder, into 44.76 shares of class A common stock, subject to certain anti-dilution adjustments. On any matter presented to stockholders, series C preferred stock was entitled to the number of votes per share equal to the number of whole shares of class A common stock into which such share of series C preferred stock is convertible on the record date for the determination of stockholders that are entitled to vote on that matter.

Series C preferred stock was redeemable, in whole or part at our option at any time after January 1, 2005. The redemption price for each share of series C preferred stock was $1,000 plus accrued and unpaid dividends. Notice of redemption had to be

EASYLINK SERVICES INTERNATIONAL CORPORATION
Notes to Consolidated Financial Statements (Continued)
(tabular data in thousands, except per share amounts)

given 45 days prior to the redemption date. Series C preferred stock was preferred as to assets over all other classes or series of preferred stock in the event of any liquidation, dissolution or winding up. In any liquidation, dissolution or winding up, the holders of series C preferred stock was entitled to receive an amount in cash equal to $1,000 per share plus any accrued and unpaid dividends before any distribution is made to holders of common stock.

The holders of the outstanding shares of the Company’s series C preferred stock were entitled to receive a 4% per share annual cumulative dividend payable in cash or shares of common stock at our option.  Dividends accrued and were cumulative on a daily basis, whether or not earned or declared.

On January 20, 2011, the Company materially modified the rights of the Company’s series C preferred stock by filing a Certificate of Amendment (the “Series C Amendment”) to the Company’s Certificate of Incorporation relating to the Certificate of Powers, Designations, Preferences and Relative, Participating, Optional and Other Special Rights of the Series C Convertible Redeemable Preferred Stock, dated January 5, 2000.  The Series C Amendment modified the terms of the series C preferred stock by (i) adjusting the conversion price of the series C preferred stock from $22.34 to $7.14, and (ii) causing all of the outstanding shares of series C preferred stock to be converted into shares of the Company’s class A common stock upon the filing of the Series C Amendment at the $7.14 conversion price, which resulted in the issuance of 700,000 shares of the Company’s class A common stock to the holder of the series C preferred stock.

Under GAAP in the U.S., the difference between the fair market value of the class A common stock, the holder of the series C preferred stock would have received under the old conversion terms and the fair market value of the class A common stock actually received upon conversion under the new terms must be recorded as a dividend.  As a result, the Company recorded a one-time non-cash dividend of approximately $1.96 million upon conversion of the series C preferred stock into class A common stock.

At July 31, 2010, accrued dividends, for the series C preferred stock, of $.1 million, was included in accrued expenses on the Company’s balance sheet. Total liquidation preferences of the series C preferred stock was $5.1 million. At July 31, 2011 there were no outstanding series C preferred stock.

Series E Preferred Stock

On May 19, 2009, 6,577 shares of series E preferred stock were issued with a par value of $0.01 and a liquidation value of $1,000 per share.  The preferred stock paid dividends at the rate of 10% for year 1 following issuance, 12% for year 2 following issuance, 14% for year 3 following issuance and 16% for each year thereafter.

Due to the escalating dividends of the series E preferred stock, a discount on the stock had been recorded as of the issuance date.  The discount is the present value of the difference between (a) dividends that will be payable in the periods preceding commencement of the perpetual dividend (16%); and (b) the perpetual dividend amount for a corresponding number of periods; discounted at a market rate for dividend yield on preferred stock that are comparable from an investment standpoint.  The discount amount of $.6 million was amortized directly to retained earnings over the three year period preceding commencement of the perpetual dividend.

On May 19, 2010, the Company purchased the 6,577 outstanding shares of series E preferred stock for approximately $7.2 million, inclusive of approximately $0.7 million in accrued dividends.  The remaining discount was fully amortized as of such date.

As of July 31, 2011 and 2010 there was no outstanding series E preferred stock.

Warrants

During Fiscal 2010, 2,841,892 warrants with an exercise price of $0.01 issued to affiliates of York Capital Management L.P. were converted to class A common stock. During the same fiscal yeat 640,344 warrants with an exercise price of $2.22 issued in connection with a private placement conducted in 2004 expired in February 2010. The fair market value of warrants issued for compensation and services has been recognized as an expense in the period in which the respective services were performed.

EASYLINK SERVICES INTERNATIONAL CORPORATION
Notes to Consolidated Financial Statements (Continued)
(tabular data in thousands, except per share amounts)

The following table summarizes warrants outstanding as of July 31, 2011 and 2010 as well as changes during the years then ended:

	Year ended July 31,
	2011	2010

Warrants outstanding at beginning of year	—	3,482
Granted	—	—
Forfeited	—	(640)
Exercised	—	(2,842)

Warrants outstanding at end of year	—	—

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

As of July 31, 2011 there was no outstanding series F preferred stock.

10. COMMITMENTS AND CONTINGENCIES

Obligations under operating leases

We have non-cancelable operating lease commitments for office space and rents expiring on various dates through March, 2017. Rent expense under these leases was approximately $7.3 million and $2.4 million for the fiscal years ended July 31, 2011 and 2010, respectively. Certain leases contain escalation clauses for operating expenses.

As of July 31, 2011, minimum future rental payments due under non-cancelable operating leases are as follows:

EASYLINK SERVICES INTERNATIONAL CORPORATION
Notes to Consolidated Financial Statements (Continued)
(tabular data in thousands, except per share amounts)

Fiscal Year	Amount
2012	$2,030
2013	$1,419
2014	$1,340
2015	$326
2016	$356

Representations and Warranties:

As part of its standard license agreements, we indemnify our customers against liability if our products infringe upon a third party’s intellectual property rights. Historically, we have not incurred any significant costs related to performance under these indemnities.

Letters of credit:

We have provided a stand by letter of credit in the amount of approximately $.5 million at July 31, 2011 as security for certain lease agreements.

Supplier Agreements:

The Company has multi-year agreements with the following telecommunication providers:

Suppliers	2012	2013	2014
Verizon	$1,610
AT&T	1,512	1,229	—
Level(3) Communications	1,252	—	—
AAPT (Australian Telecom)	612	255	—
Backbone	519	52
Other (commitments less than $500,000)	2,760	1,668	1,116
Total	$8,265	$3,204	$1,116

Litigation

From time to time, the Company may be party to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business.  While the outcome of these matters cannot be predicted with certainty, The Company does not believe that the outcome of any of these claims or any of the legal matters mentioned elsewhere in this Annual Report will have a material adverse effect on its consolidated financial position, results of operations or cash flow.

j2 - In June 2008, j2 Global Communications, Inc. (“j2”) brought a patent infringement lawsuit against the Company, alleging that the Company infringed three of j2's patents, U.S. Patent Nos. 6,597,688; 7,020,132; and 6,208,638. The case is pending in the U.S. District Court for the Central District of California and is currently in the discovery phase. The Company has denied infringing any of the j2 patents and has filed a counterclaim seeking a declaratory judgment that the j2 patents are invalid. Discovery in the matter is ongoing. The case is currently scheduled for trial in May 2012.

j2 attempted in the above-mentioned lawsuit to add an additional allegation of infringement of U.S. Patent No. 6,350,066, which the Court denied. Thereafter, in May 2011, j2's wholly-owned subsidiary Advanced Messaging Technologies Inc. (“AMT”) brought a new patent infringement lawsuit against us in U.S. District Court for the Central District of California alleging that we infringe U.S. Patent No. 6,350,066.  AMT seeks an injunction, royalties and damages. On August 24, 2011, a motion was filed with the Judicial Panel on Multidistrict Litigation ("MDL") by Facebook, Inc. and LinkedIn Corporation, defendants in the action United Messaging Solutions, LLC v. Facebook, Inc., No. 6:11-cv-00120 (E.D. Texas), which was brought by a j2 licensee alleging infringement of patents in the same family as the 6,350,066 patent. The motion sought to have the United Messaging action transferred to the Central District of California and coordinated with six other patent infringement actions pending in that court

EASYLINK SERVICES INTERNATIONAL CORPORATION
Notes to Consolidated Financial Statements (Continued)
(tabular data in thousands, except per share amounts)

concerning patents in the 6,350,066 patent family, including the AMT action against us. On September 13, 2011, the Company filed a response with the MDL panel joining in and supporting the Facebook motion. The Company believes it has meritorious defenses to the j2 allegations and because they are at various stages of defenses, the ultimate outcome or range of outcomes is not yet determinable.

In March 2011, the Company filed a patent infringement lawsuit against j2. The suit, filed by Xpedite Systems, LLC in the U.S. District Court for the Northern District of Georgia, alleges that j2 infringes U.S. Patent No. 5,872,640 entitled "Facsimile Form Generation System" and U.S. Patent No. 7,804,823 entitled "Systems and Methods for Communicating Documents via an Autonomous Multi-Function Peripheral Device." The Company is seeking monetary damages for past infringement, and injunctive relief prohibiting j2 from continuing to infringe the patents, among other remedies.

Dalal - In connection with the termination of an agreement to sell the portal operations of the Company's discontinued India.com business, one of its subsidiaries was party to litigation (India.com v. Dalal). After numerous appeals, the U.S. Appeals Court for the Second Circuit affirmed the earlier decision of the U.S. District Court for the Southern District of New York.  On May 9, 2011, the Company paid $1.5 million into the court registry of the U.S. District Court Southern District of New York which satisfied the judgment awarded to Dalal, as well as their interest and costs.

New York state sales tax - As a result of a New York state sales tax audit completed in 2005 of EasyLink Services International, Inc., a dissolved subsidiary of EasyLink Services Corporation, EasyLink Services International, Inc. was assessed approximately $0.5 million in tax, interest, and penalties on sales for the sales tax period beginning March 1, 2001 and ending May 31, 2004.  EasyLink Services International, Inc. appealed the assessment administratively to the New York Division of Tax Appeals, which resulted in an opinion in 2008 in favor of EasyLink Services International, Inc.  In late July 2009, after appeal by the New York Department of Taxation and Finance, the decision was reversed by the administrative New York Tax Appeals Tribunal and remanded back to the administrative law judge to determine allocation and penalty issues.  On remand, the Administrative Law Judge upheld the Tax Department's position on the allocation issues but agreed with EasyLink on the penalty issues and cancelled all penalties.  The administrative proceedings are exhausted and EasyLink is currently pursuing a judicial appeal of the July 2009 decision of the Tax Appeals Tribunal.

Retarus, Inc. - In June 2011, the Company and its subsidiary Xpedite Systems, LLC filed a lawsuit in the Supreme Court of the State of New York, County of New York, against Retarus, Inc., Donna Tomasino, Francis Toscano and Timothy Valentine captioned EasyLink Services International Corporation et al. v. Retarus, Inc. et. al., Index No. 651549/2011 (Sup. Ct. N.Y. County,)Timothy Valentine asserting claims against Retarus, Inc. for unfair competition, tortious interference with contract, aiding and abetting a breach of duty of loyalty and trust and unjust enrichment, and requesting monetary damages against  Retarus, Inc. and injunctive relief against Retarus, Inc., Donna Tomasino, Francis Toscano and Timothy Valentine. On June 6, 2011, the court ordered that the defendants demonstrate why a preliminary injunction should not be issued enjoining defendants from, among other things, unlawfully competing with EasyLink, unlawfully using confidential information and trade secrets, and unlawfully soliciting EasyLink's customers and employees. The parties have entered into a stipulation adopted by the court whereby defendants have agreed to the restrictions sought by EasyLink and Xpedite pending full briefing and argument on the order to show cause set for November 17, 2011. The Company intends to prosecute vigorously the claims asserted in the complaint against the defendants. The matter is in its preliminary stages, however, and the predictability of an outcome in this case is not possible.

The outcome of any litigation cannot be assured, and despite management's views of the merits of any litigation, or the reasonableness of its estimates and reserves, the Company's cash balances could nonetheless be materially affected by an adverse judgment.  In accordance with ASC Topic 450, Contingencies, the Company believes it has adequately reserved for the contingencies arising from the above legal matters where an outcome was deemed to be reasonably probable and the loss amount could be reasonably estimated.  As such, we do not believe that the anticipated outcome of the aforementioned proceedings will have a materially adverse impact on our financial condition, cash flows or results of operations.

11. FAIR VALUE REPORTING

The Company adopted ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), for financial assets and liabilities.  ASC 820 clarifies that fair value is an exit price, representing the amount that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

EASYLINK SERVICES INTERNATIONAL CORPORATION
Notes to Consolidated Financial Statements (Continued)
(tabular data in thousands, except per share amounts)

•	Level 1 — Observable inputs such as quoted prices in active market;

•	Level 2 — Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

•	Level 3 — Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at July 31, 2011, consistent with the fair value hierarchy provisions of ASC 820:

	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount
Assets:
Cash	$30,098	$—	$—	$30,098
Cash Equivalents	80	—	—	80
Total Assets	$30,178	$—	$—	$30,178

Liabilities:
Interest Rate Swap	$—	$1,055	$—	$1,055
Notes Payable	—	—	99,932	108,263
Total Liabilities	$—	$1,055	$99,932	$109,318

The carrying amount of the notes payable contains a $1.6 million discount. The Company believes that the assets can be liquidated without restriction.

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at July 31, 2010, consistent with the fair value hierarchy provisions of ASC 820:

	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount
Assets:
Cash	$17,713	$—	$—	$17,713
Cash Equivalents	2,762	—	—	2,762
Total Assets	$20,475	$—	$—	$20,475

Liabilities:
Notes Payable	$—	$—	$24,572	$24,942
Total Liabilities	$—	$—	$24,572	$24,942

The carrying amount of the notes payable contains a $0.5 million discount. The Company believed that the assets can be liquidated without restriction.

12. DERIVATIVE FINANCIAL INSTRUMENTS

The Swap is a derivative financial instrument used by the Company principally in the management of its interest rate. We

EASYLINK SERVICES INTERNATIONAL CORPORATION
Notes to Consolidated Financial Statements (Continued)
(tabular data in thousands, except per share amounts)

determined that the Swap qualifies for cash flow hedge accounting treatment in accordance with ASC Topic 815, Derivatives and Hedging (“ASC 815”). The Swap is the only derivative financial instrument that we have designated as a hedging instrument. See Note 8, Indebtedness, for additional information regarding the Swap.

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

At July 31, 2011, the outstanding Swap had a notional principal amount of $48.8 million.

The derivative net loss on this contract recorded in AOCI by the Company at July 31, 2011 was $1.1 million, net of tax benefit of $.4 million. At July 31, 2011, the portion of derivative net losses estimated to be reclassified from AOCI into earnings by the Company over the next 12 months is $.7 million, net of tax benefit of $.2 million.

The Company’s fair value of outstanding derivative contracts recorded as liabilities in the accompanying Consolidated Balance Sheets were as follows:

		July 31,
Derivatives designated as hedging instruments under ASC 815:	Balance Sheet Location	2011	2010
Interest rate swap	Other current liabilities	$619	$—
Interest rate swap	Other liabilities	436	—
Total liabilities designated as hedging instruments under ASC 815		$1,055	$—

The following table summarizes the impact of derivative instruments on Interest expense in the accompanying Consolidated Statements of Operations for Fiscal 2011, pretax:

Derivatives designated as hedging instruments under ASC 815:	Statement of Operations Location	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)
Interest rate contract	Interest expense	$(404)	$—

13. DEFINED CONTRIBUTION PLANS

401(k) Plan

The Company sponsors a defined contribution pension plan for its domestic salaried employees, which allows participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code. The Company contributes annually $0.50 on the dollar for the first 5% of deferrals made by the participants and has the ability to make additional discretionary contributions. The amount of expense related to the employer match for Fiscal 2011 and Fiscal 2010 was approximately $0.3 million and $.2 million, respectively.

EASYLINK SERVICES INTERNATIONAL CORPORATION
Notes to Consolidated Financial Statements (Continued)
(tabular data in thousands, except per share amounts)

International Pension Plans

The Company maintains one pension plan in the United Kingdom. Participants may contribute to the plan on a before-tax basis, subject to statutory limits. Participant contributions are fully and immediately vested.  During Fiscal 2011 and Fiscal 2010 the Company's contribution was 5%, unless the employee chose to defer 3% of their salary to the pension plan, then the Company's contribution was 6%.  The Company's contributions for Fiscal 2011 and Fiscal 2010 were approximately $0.2 million and $0.3 million, respectively.
The Company maintains one pension plan in Ireland. Participants may contribute to the plan on a before-tax basis, subject to statutory limits. Participant contributions are fully and 100% vested after two years.  The Company's contribution ranges from 3% - 5% based on years of service. During Fiscal 2011, the Company's contributions were di minimis.

14. BUSINESS SEGMENT INFORMATION

The Company manages its operations in two business segments, which are defined as follows:

•	On Demand Messaging Segment, which includes all electronic fax, e-mail, DCM, workflow and Notify services.

•	Supply Chain Messaging Segment, which includes all our EDI and telex services.

Segment information for Fiscal 2011and Fiscal 2010 follows:

	Year Ended July 31,
	2011	2010
Revenue from external customers
On Demand	$126,753	$40,755
Supply Chain	38,013	40,688
Total Service revenues, net	$164,766	$81,443

The following is a reconciliation of operating segment income to net income for Fiscal 2011 and Fiscal 2010:

	Year Ended July 31,
	2011	2010
Operating segment income
On Demand	$79,188	$28,458
Supply Chain	28,726	30,436
Segment Gross profit	107,914	58,894
Corporate expenses	82,150	47,657
Acquisition and integration related	3,326	—
Operating income	22,438	11,237
Other income (expense), net	(5,068)	(1,346)
Income before income taxes	17,370	9,891
Benefit for income taxes	(7,326)	(7,202)
Net income	$24,696	$17,093

EASYLINK SERVICES INTERNATIONAL CORPORATION
Notes to Consolidated Financial Statements (Continued)
(tabular data in thousands, except per share amounts)

Revenue from external customers by geographic region, based on customer location, for Fiscal 2011 and Fiscal 2010 is as follows:

	Year Ended July 31,
	2011	2010
U.S.	$96,242	$61,219
Europe	30,258	15,915
Asia, Pacific Rim & Other	38,266	4,309
Total	$164,766	$81,443

The Company does not currently break out total assets by reportable segment as there is a high level of shared utilization between the segments.

15. QUARTERLY INFORMATION (UNAUDITED)

Summarized quarterly data for Fiscal 2011 and Fiscal 2010 is as follows:

	Three Months Ended
	October 31, 2010	January 31, 2011	April 30, 2011	July 31, 2011
Fiscal 2011
Service revenues, net	$22,736	$47,425	$47,782	$46,823
Gross profit	16,145	29,931	31,394	30,444
Net income	967	2,939	4,340	16,450
Net income attributable to common stockholders	917	977	4,340	16,450
Basic income per common share	$0.03	$0.03	$0.14	$0.54
Diluted income per common share	$0.03	$0.03	$0.13	$0.50

	Three Months Ended
	October 31, 2009	January 31, 2010	April 30, 2010	July 31, 2010
Fiscal 2010
Service revenues, net	$20,498	$20,404	$20,593	$19,948
Gross profit	14,411	14,727	15,084	14,672
Net income	1,364	1,308	1,990	12,432
Net income attributable to common stockholders	1,148	1,091	1,641	11,877
Basic income per common share	$0.04	$0.04	$0.06	$0.41
Diluted income per common share	$0.04	$0.04	$0.06	$0.39

EASYLINK SERVICES INTERNATIONAL CORPORATION
Notes to Consolidated Financial Statements (Continued)
(tabular data in thousands, except per share amounts)

16. VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Additions	Additions Acquired	Deductions	Balance at End of Period
Year ended July 31, 2011
Allowance for doubtful accounts	$1,213	$1,685	$312	$(1,163)	$2,047
Allowance for sales returns and allowances	$449	$434	$321	$(354)	$850
Allowance on deferred tax asset	$14,649	$2,813	$—	$(14,649)	$2,813

Year ended July 31, 2010
Allowance for doubtful accounts	$1,284	$793	$—	$(864)	$1,213
Allowance for sales returns and allowances	$178	$512	$—	$(241)	$449
Allowance on deferred tax asset	$27,253	$2,184	$—	$(14,788)	$14,649

INDEX TO EXHIBITS

Exhibit No.	Description

21.1	List of Subsidiaries

23.1	Consent of Friedman LLP.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 06, 2011

EASYLINK SERVICES INTERNATIONAL
CORPORATION

By:	/s/ Thomas J. Stallings
Thomas J. Stallings
Chief Executive Officer

By:	/s/ Glen E. Shipley
Glen E. Shipley
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas J. Stallings	Chief Executive Officer and	October 6, 2011
Thomas J. Stallings	Director (Principal Executive
Officer)

/s/ Glen E. Shipley	Chief Financial Officer	October 6, 2011
Glen E. Shipley	(Principal Financial and
Accounting Officer)

/s/ Richard J. Berman	Director	October 6, 2011
Richard J. Berman

/s/ Kim D. Cooke	Director	October 6, 2011
Kim D. Cooke

/s/ Paul D. Lapides	Director	October 6, 2011
Paul D. Lapides

/s/ John S. Simon	Director	October 6, 2011
John S. Simon