Form 10-Q
period 2011-10-31
EASYLINK SERVICES INTERNATIONAL CORP
filed 2011-12-07
CIK 894738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2011 or
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of November 30, 2011, the issuer had outstanding 31,899,559 shares of class A common stock.

EASYLINK SERVICES INTERNATIONAL CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EASYLINK SERVICES INTERNATIONAL CORPORATION
Condensed Consolidated Balance Sheets
As of October 31, 2011 and July 31, 2011
(In thousands, except per share data)
(Unaudited)

	October 31, 2011	July 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$23,018	$30,178
Accounts receivable, net of allowance for doubtful accounts and allowance for sales returns and allowances of $2,549 and $2,897, respectively	28,421	29,752
Prepaid expenses and other current assets	3,756	3,956
Deferred income taxes	1,932	3,709
Total current assets	57,127	67,595

Property and equipment, net of accumulated depreciation of $21,993 and $21,083, respectively	10,119	10,127
Goodwill	72,800	73,494
Other intangible assets, net	65,701	68,615
Deferred income taxes, net	22,713	22,507
Other assets	704	721
Total assets	$229,164	$243,059

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,213	$5,527
Notes payable	17,961	28,088
Accrued expenses	18,121	19,051
Deferred revenue and other current liabilities	2,724	3,360
Total current liabilities	44,019	56,026

Notes payable, net of current portion	76,192	80,174
Deferred income taxes, net	6,096	6,940
Other liabilities	909	814
Total liabilities	127,216	143,954

Commitments and contingencies
Stockholders’ Equity:
Preferred stock: 5,000 shares authorized, including 3 shares of series E and 100 shares of series F; no shares issued or outstanding	—	—
Common stock: class A - par value $.01 per share, 300,000 shares authorized, one vote per share; 32,872 and 32,432 shares issued at October 31, 2011 and July 31, 2011, respectively	329	324
Additional paid-in capital	138,805	137,467
Treasury stock — 1,000 shares as of October 31, 2011 and July 31, 2011	(2,122)	(2,122)
Accumulated other comprehensive loss	(4,591)	(2,789)
Accumulated deficit	(30,473)	(33,775)
Total stockholders’ equity	101,948	99,105

Total liabilities and stockholders’ equity	$229,164	$243,059

See accompanying notes which are an integral part of these condensed consolidated financial statements.

EASYLINK SERVICES INTERNATIONAL CORPORATION
Condensed Consolidated Statements of Operations
For the three months ended October 31, 2011 and 2010
(In thousands, except per share data)
(Unaudited)

	Three Months
	2011	2010

Service revenues, net	$47,014	$22,736
Cost of services	15,708	6,591
Gross profit	31,306	16,145

Operating expenses:
Product development and enhancement	2,999	1,938
Selling and marketing	6,526	2,958
General and administrative	14,255	7,589
Acquisition and integration related	448	1,598
Total Operating expenses	24,228	14,083

Operating income	7,078	2,062

Other income (expense):
Interest expense	(1,558)	(813)
Other non-operating income	21	311
Total Other income (expense)	(1,537)	(502)

Income before income taxes	5,541	1,560
Provision for income taxes	2,239	593
Net Income	3,302	967

Dividends on preferred stock	—	(50)
Net income attributable to common stockholders	$3,302	$917

Basic net income per common share	$0.10	$0.03

Diluted net income per common share	$0.10	$0.03

Weighted average number of common shares outstanding – basic	31,674	29,261

Weighted average number of common shares outstanding – diluted	33,129	30,218

See accompanying notes which are an integral part of these condensed consolidated financial statements.

EASYLINK SERVICES INTERNATIONAL CORPORATION
Condensed Consolidated Statements of Other Comprehensive Income
For the three months ended October 31, 2011 and 2010
(In thousands)
(Unaudited)

	Three Months
	2011	2010

Net Income	$3,302	$967
Other comprehensive income:
Foreign currency translation, net of tax	(1,731)	221
Net unrealized gain (loss) on derivative instrument, net of tax	(71)	—
Net change to derive comprehensive income for the period, net of tax	(1,802)	221

Comprehensive income	$1,500	$1,188

See accompanying notes which are an integral part of these condensed consolidated financial statements.

EASYLINK SERVICES INTERNATIONAL CORPORATION
Condensed Consolidated Statements of Cash Flows
For the three months ended October 31, 2011 and 2010
(In thousands)
(Unaudited)

	Three Months
	2011	2010
Cash flows from operating activities:
Net Income	$3,302	$967
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,314	2,209
Bad debt expense	56	48
Amortization of discount and other non-cash interest expense	165	496
Deferred income taxes, net	725	450
Non-cash charges for equity instruments issued for compensation and services	670	266
Changes in assets and liabilities:
Accounts receivable	1,274	(2,940)
Prepaid expenses and other assets	194	(96)
Accounts payable	(313)	1,549
Accrued expenses	(1,266)	2,172
Other liabilities	(610)	(200)
Net cash provided by operating activities	7,511	4,921

Cash flows from investing activities:
Purchases of property and equipment	(1,029)	(174)
Acquisition, net of cash acquired	—	(101,514)
Net cash used in investing activities	(1,029)	(101,688)

Cash flows from financing activities:
Proceeds from sale of stock and exercise of options	672	—
Borrowings of notes payable	—	122,000
Repayments of notes payable and capital lease	(14,250)	(27,622)
Net cash (used in) provided by financing activities	(13,578)	94,378

Effect of foreign exchange rate changes on cash and cash equivalents	(64)	(1)
Net decrease in cash and cash equivalents	(7,160)	(2,390)

Cash and cash equivalents, beginning of period	30,178	20,475
Cash and cash equivalents, end of period	$23,018	$18,085

See accompanying notes which are an integral part of these condensed consolidated financial statements.

EASYLINK SERVICES INTERNATIONAL CORPORATION
Notes to Condensed Consolidated Financial Statements
(tabular data in thousands, except per share data)
(Unaudited)

1. BASIS OF PRESENTATION

These condensed consolidated financial statements of EasyLink Services International Corporation (referred to as “EasyLink,” the “Company,” “we,” “our” or “us”) have been prepared by the Company, without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and, in the opinion of the Company, include all adjustments (which are normal and recurring in nature) necessary to present fairly the financial position of the Company at October 31, 2011 and July 31, 2011, and the results of operations for the three months ended October 31, 2011 and  2010 and the cash flows for the three months ended October 31, 2011 and 2010. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended July 31, 2011.

Operating results for the three months ended October 31, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2012 or any future period.

(a) Principles of consolidation and basis of presentation

The consolidated financial statements include the accounts of EasyLink and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation. The Company's fiscal year ends July 31. References herein to Fiscal 2012 and Fiscal 2011 refer to the fiscal years ended July 31, 2012 and 2011, respectively.

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

(c) Foreign Currency Translation

Assets and liabilities of the Company's foreign subsidiaries are translated at the rate of exchange existing at each reporting period, with revenues, expenses, and cash flows translated at the average of the monthly exchange rates. Adjustments resulting from translation of the financial statements are recorded as a component of accumulated other comprehensive income (loss) (“AOCI”). Also included in AOCI are the effects of exchange rate changes on intercompany balances of a long-term nature. The changes in accumulated foreign currency translation for the three months ended October 31, 2011 and 2010 were primarily attributable to the impact of translation of the net assets of the Company's international operations, primarily denominated in Japanese Yen, Pounds Sterling and Euros. As of October 31, 2011 and July 31, 2011, foreign currency translation adjustment balances of $3.8 million and $2.1 million, respectively, were reflected in the accompanying Condensed Consolidated Balance Sheets (Unaudited) in AOCI. Exchange gains (losses) on foreign currency transactions aggregating $(0.3) million and $0.2 million for the three months ended October 31, 2011 and 2010, respectively, are included in Other income (expense), in the accompanying Condensed Consolidated Statements of Operations (Unaudited).

(d) Concentrations of Credit Risk and Major Customers

Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of cash and accounts receivable. The Company maintains its cash in bank deposit accounts with institutions of high credit quality, the balances of which, at times, may exceed the FDIC insurance limits. Exposure to credit risk is reduced by placing such deposits with major financial institutions and monitoring their credit ratings. All accounts receivable are unsecured.  The Company believes that any credit risk associated with receivables is minimal due to the number and creditworthiness of its customers. Receivables are stated at estimated net realizable value, which approximates fair value.

EASYLINK SERVICES INTERNATIONAL CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
(tabular data in thousands, except per share data)
(Unaudited)

For the three months ended October 31, 2011 and 2010, no single customer accounted for more than 10% of revenue. No single customer accounted for more than 10% of accounts receivable at October 31, 2011 and July 31, 2011.

Approximately 41% and 28% of the Company’s revenues during the three months ended October 31, 2011 and 2010, respectively, occurred outside of the U.S.

(e) Recently Adopted Accounting Pronouncements

On June 16, 2011 the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”). This update amends Accounting Standards Codification (“ASC”) Topic 220, Comprehensive Income, to provide that total comprehensive income will be reported in one continuous statement or two separate but consecutive statements of financial performance. Presentation of total comprehensive income in the statement of stockholders' equity or the footnotes will no longer be allowed. The calculation of net income and basic and diluted net income per share will not be affected. ASU 2011-005 is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2011, which means that it will be effective for Fiscal 2012. Retrospective adoption is required and early adoption is permitted. We have adopted ASU 2011-005.

(f) Recent Accounting Pronouncements not yet adopted

In September 2011, the FASB issued ASU 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment (“ASU 2011-08”). ASU 2011-08 modifies the impairment test for goodwill and indefinite lived intangibles so that it is no longer required to calculate the fair value of a reporting unit unless the Company believes, based on qualitative factors, it is more likely than not that the reporting unit's or indefinite lived intangible asset's fair value is less than the carrying value. ASU 2011-08 is effective for fiscal years that begin after December 15, 2011, with early adoption allowed. The Company intends to adopt ASU 2011-08 effective July 31, 2012, which is not expected to have a material effect on the Company's consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820)(“ASU 2011-04”). ASU 2011-04 is intended to create consistency between U.S. GAAP and International Financial Reporting Standards on the definition of fair value and on the guidance on how to measure fair value and on what to disclose about fair value measurements. ASU 2011-04 will be effective for financial statements issued for fiscal periods beginning after December 15, 2011, with early adoption prohibited for public entities. The Company is currently evaluating the impact ASU 2011-04 will have on its consolidated financial statements.

2. ACQUISITION

Xpedite Business

On October 21, 2010, the Company acquired the iSend and iNotify advanced messaging businesses (the “Xpedite Business”) from Premiere Global Services, Inc. (“PGI”) for $105.0 million in cash, through the purchase of PGI’s wholly-owned subsidiaries Xpedite Systems, LLC and Premiere Global Services (UK) Limited and certain related assets owned by PGI’s subsidiary Premiere Conferencing (Canada) Limited.  The Company and PGI agreed on an adjustment to the purchase price of $1.8 million during Fiscal 2011, based on the working capital of the acquired business at the acquisition date as defined in the Securities and Asset Purchase Agreement dated October 21, 2010. The Company paid the $1.8 million to PGI on February 16, 2011. The total purchase price of the Xpedite Business was $106.8 million. The Company paid for the acquisition with $6.8 million of cash on hand and a new credit facility consisting of a $110.0 million term loan (the “Term Loan”) and a $20.0 million revolving loan (the “Revolving Loan” and together with the Term Loan, the “2010 Loans”), of which $12.0 million of the Revolving Loan was drawn upon to refinance the Company's existing credit facility indebtedness.  See Note 4, Indebtedness, for additional information regarding the 2010 Loans.

During the three months ended October 31, 2010, the Company incurred $3.8 million of transaction costs related to the acquisition of the Xpedite Business, of which $1.6 million was expensed as incurred in accordance with ASC Topic 805, Business Combinations (“ASC 805”), and $2.2 million was recorded as a discount to the Term Loan and will be amortized over the same period as the Term Loan. The Company incurred $0.5 million in acquisition and integration related charges during the three months ended October 31, 2011.

EASYLINK SERVICES INTERNATIONAL CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
(tabular data in thousands, except per share data)
(Unaudited)

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

The following table summarizes Acquisition and integration related charges included in the accompanying Condensed Consolidated Statement of Operations (Unaudited) for the three months ended October 31, 2011 and 2010:

	Three Months
	2011	2010
Legal and professional fees	$—	$1,583
Employee termination costs	249	15
Integration costs	199	—
Total Acquisition and integration related	$448	$1,598

In accordance with ASC 805, the Company accounted for the acquisition by applying the acquisition method of accounting. The acquisition method of accounting requires that the consideration transferred in a business combination be measured at fair value as of the closing date of the acquisition.

Impact on Results of Operations
The results of the Xpedite Business since October 21, 2010 are included in the Company's Condensed Consolidated Statements of Operations (Unaudited). The financial results are reported in the On Demand segment. See Note 10, Segment Results for information regarding the Company's segments. The Xpedite Business contributed $27.6 million and $2.9 million in service revenues and $5.3 million and $0.5 million of net income for the three months ended October 31, 2011 and 2010, respectively.

EASYLINK SERVICES INTERNATIONAL CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
(tabular data in thousands, except per share data)
(Unaudited)

Purchase Price Allocation
The total purchase price allocation was based on the fair values of assets acquired and liabilities assumed at October 21, 2010. The excess of the purchase price over the net tangible assets and intangible assets was recorded as goodwill. The measurement period for the acquisition has closed. The following table provides the final purchase price allocation:

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

Acquired intangible assets are as follows:

		Weighted Average Estimated Useful Life (yrs)
Customer Relationships	$40,800	10-12
Internally developed software	18,100	8-10
Non-competition agreements	1,200	5
Goodwill	37,587	Non-amortizable

The goodwill and intangible assets acquired in the Xpedite Business acquisition were all related to the On Demand business segment.

EASYLINK SERVICES INTERNATIONAL CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
(tabular data in thousands, except per share data)
(Unaudited)

Pro Forma Financial Information

The pro forma statements below are for the combined entities and demonstrate the statement of operations as if the acquisition of the Xpedite Business had occurred beginning after July 31, 2009.  The statements for the Xpedite Business are based on carve-out financial statements provided by PGI, and as such, reflect expenses incurred by PGI in order to support their management structure and include allocations deemed reasonable by PGI’s management.

Pro Forma Consolidated Combined Statement of Operations (Unaudited)

	Three Months
	2011	2010

Service revenues, net	$47,014	$48,125
Cost of services	15,708	13,494
Gross profit	31,306	34,631

Operating expenses:
Product development and enhancement	2,999	3,021
Selling and marketing	6,526	8,671
General and administrative	14,255	22,318
Acquisition and integration related	448	1,598
Total Operating expenses	24,228	35,608

Operating income	7,078	(977)

Other income (expense):
Interest expense	(1,558)	(1,340)
Other non-operating income	21	330
Total Other income (expense)	(1,537)	(1,010)

Income before income taxes	5,541	(1,987)
Provision for income taxes	2,239	(755)
Net Income	3,302	(1,232)

Dividends on preferred stock	—	(50)
Net income attributable to common stockholders	$3,302	$(1,282)

Basic net income per common share	$0.10	$(0.04)

Diluted net income per common share	$0.10	$(0.04)

Weighted average number of common shares outstanding – basic	31,674	29,261

Weighted average number of common shares outstanding –diluted	33,129	30,218

The pro forma statements reflect the results of operations for the Company for the three months ended October 31, 2011 and

EASYLINK SERVICES INTERNATIONAL CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
(tabular data in thousands, except per share data)
(Unaudited)

2010, and the results of operations for the Xpedite Business for the period from August 1, 2010 through October 20, 2010.  The pro forma adjustments used to prepare the statements above include the removal of intercompany interest between the Xpedite Business and PGI of $0.1 million in the three months ended October 31, 2010. General and administrative expenses have been increased for the amortization expense associated with the fair value adjustment at October 21, 2010 of definite lived intangible assets, for a net adjustment of $1.5 million in the three months ended October 31, 2010. In addition, cost of services have been decreased for the depreciation expense associated with the fair value adjustment at October 21, 2010 of fixed assets, for a net adjustment of $3.2 million in the three months ended October 31, 2010. Interest expense has been adjusted to reflect the 2010 Loans for a net increase of $0.6 million in the three months ended October 31, 2010.

3. GOODWILL AND OTHER INTANGIBLE ASSETS

Intangible assets are summarized as follows:

	Weighted average amortization period (years)	October 31, 2011	July 31, 2011
Purchased customer relationships	6-12	$59,352	$59,950
Internally developed systems	4-10	28,717	28,717
Non-competition agreements	5	1,200	1,200
Trade names	<1	3,751	3,761
Intangible assets, gross		93,020	93,628
Less accumulated amortization:
Purchased customer relationships		(14,195)	(12,640)
Internally developed systems		(12,682)	(12,000)
Non-competition agreements		(246)	(186)
Trade names		(196)	(187)
Accumulated amortization		(27,319)	(25,013)
Intangible assets, net		$65,701	$68,615

Indefinite lived intangible assets not subject to amortization were $3.5 million and $3.5 million at October 31, 2011 and July 31, 2011, respectively.

The changes in the carrying amount of intangible assets for the three months ended October 31, 2011 is as follows:

Balance at July 31, 2011	$68,615
Intangible amortization	(2,278)
Foreign currency effect	(636)
Balance at October 31, 2011	$65,701

The Company estimates annual amortization expense for the next five fiscal years will approximate $8.0 million.

The changes in the carrying amount of goodwill for the three months ended October 31, 2011 is as follows:

Balance at July 31, 2011	$73,494
Foreign currency effect	(694)
Balance at October 31, 2011	$72,800

EASYLINK SERVICES INTERNATIONAL CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
(tabular data in thousands, except per share data)
(Unaudited)

4. INDEBTEDNESS

Long term debt and capital lease obligations at October 31, 2011 and July 31, 2011 are as follows:

	October 31, 2011	July 31, 2011

Term Loan, due October 21, 2014	$93,500	$101,750
Revolving Loan, expiring October 21, 2014	2,000	8,000
Capital leases	147	172
Debt discount	(1,494)	(1,660)
Subtotal	94,153	108,262
Less current portion of capital leases	61	87
Less debt discount	(600)	(624)
Less current portion of long term debt	18,500	28,625
Long term debt	$76,192	$80,174

During Fiscal 2011, in conjunction with the Xpedite Business acquisition, the Company entered into the 2010 Loans consisting of the $110.0 million Term Loan and the $20.0 million Revolving Loan. The Company drew $12.0 million of the Revolving Loan to refinance the Company's Revolving Credit and Term Loan Agreement dated May 19, 2009, as amended, by and among the Company, as borrower, the lenders from time to time party thereto, and SunTrust Bank, as administrative agent for the lenders.

The 2010 Loans call for quarterly payments of approximately $4.1 million with interest, which commenced on January 31, 2011, and a final balloon payment in October 2014, with interest. The 2010 Loans are secured by substantially all of the U.S. assets of the Company and guarantees by certain of the international subsidiaries of the Company and related pledges of a portion of the stock of certain of the international subsidiaries. See Note 2, Acquisition, for additional information regarding the 2010 Loans.

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

 The credit agreement (the "2010 Credit Agreement") for the 2010 Loans contain the following covenants: (i) requirements to deliver financial statements, other reports and notices; (ii) restrictions on additional indebtedness; (iii) restrictions on dividends, distributions and redemptions of equity and repayment of subordinated indebtedness; (iv) restrictions on liens; (v) restrictions on making certain payments; (vi) restrictions on investments; (vii) restrictions on asset dispositions and other fundamental changes; and (viii) restrictions on transactions with affiliates.  In addition, the 2010 Credit Agreement contains certain financial covenants, including, among other things: (i) a maximum leverage ratio; (ii) a minimum fixed charge coverage ratio; (iii) a minimum amount of consolidated adjusted EBITDA; (iv) a maximum amount of capital expenditures; and (v) 50% of excess cash flow (as defined in the 2010 Credit Agreement), if the leverage ratio is equal to or greater than or equal to 2.0 to 1.0, and 25% of excess cash flow if the leverage ratio is greater than 1.5 to 1.0. If the leverage ratio is equal to or less than 1.5 to 1.0, the Company is not required to prepay the Term Loan. The excess cash flow calculations are prepared annually as of the last day of each fiscal year. Prepayments of debt resulting from the excess cash flow calculations are due annually within thirty days of the date that the annual report on Form 10-K for such fiscal year is delivered to the administrative agent. Subsequent to October 31, 2011, the Company made a prepayment of $4.5 million related to the excess cash flow calculation. Without the permission of the lenders under the 2010 Credit Agreement, our ability to complete material acquisitions will be restricted.  A default on any of these restrictions and covenants will cause, in certain circumstances, the amounts due under such agreements to become due and payable upon demand.

At October 31, 2011, the Company was in compliance with all covenants under the 2010 Credit Agreement.

Borrowings under the 2010 Credit Agreement bear interest, at the Company’s election, at a rate tied to one of the following

EASYLINK SERVICES INTERNATIONAL CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
(tabular data in thousands, except per share data)
(Unaudited)

rates, in each case plus a specified margin: (i) the higher of (1) the prime lending rate of the administrative agent under the 2010 Credit Agreement, (2) the U.S. Federal Funds Rate plus 0.5%, and (3) adjusted one-month LIBOR plus 1.0%; (ii) adjusted LIBOR for the interest period of such borrowing; and (iii) a LIBOR index rate. The interest margin for each such type of borrowing varies from 1.75% to 4.50%, depending on the Company’s consolidated leverage ratio at the time of such borrowing. As of October 31, 2011 the interest rate on the Term Loan was approximately 4.49%.

On February 7, 2011, the Company entered into an interest rate swap (“Swap”) as required by the 2010 Credit Agreement for 50% of the then outstanding balance on the Term Loan, which amounted to $52.9 million. The Swap was fixed at an interest rate of 1.83% and was designated as a cash flow hedge with the changes in fair value of the Swap to be recorded in accumulated other comprehensive loss ("AOCI") and as a derivative hedge asset or liability, as applicable. The Swap is designed to cover at least 50% of the then outstanding Term Loan balance and will be reduced in amount as the Term Loan is paid down, maturing in October 2014. See Note 7, Derivative Financial Instruments, for additional information regarding the Swap.

5. STOCKHOLDERS’ EQUITY

Dividends

The holders of the outstanding shares of the Company’s series C preferred stock were entitled to receive a 4% per share annual cumulative dividend payable in cash or shares of common stock at our option.  Dividends accrue and were cumulative on a daily basis, whether or not earned or declared.

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

There were no outstanding series C preferred stock at October 31, 2011 and July 31, 2011.

Under generally accepted accounting principles in the U.S., the difference between the fair market value of the class A common stock the holder of the series C preferred stock would have received under the old conversion terms and the fair market value of the class A common stock actually received upon conversion under the new terms must be recorded as a dividend.  As a result, the Company recorded a one-time non-cash dividend of approximately $1.96 million upon conversion of the series C preferred stock into class A common stock during Fiscal 2011.

6. EARNINGS PER SHARE

Basic earnings per common share is computed by dividing the net income or loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during each period. The weighted-average number of common shares outstanding does not include any potentially dilutive securities or any unvested restricted shares of common stock. These unvested restricted shares, although classified as issued and outstanding at October 31, 2011 and 2010, are considered contingently returnable until the restrictions lapse and will not be included in the basic earnings per share calculation until the shares are vested. Diluted earnings per share is calculated by dividing net income or loss attributable to common stockholders by the weighted average number of shares of common stock outstanding and all potential dilutive common shares that were outstanding during the period. The difference between basic and diluted weighted-average shares outstanding in the three months ended October 31, 2011 and 2010 is due to the effects of restricted stock and assumed conversion of employee incentive stock options awards.

EASYLINK SERVICES INTERNATIONAL CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
(tabular data in thousands, except per share data)
(Unaudited)

The following table represents a reconciliation of the shares used in the calculation of basic and diluted net income per share contained in the accompanying Condensed Consolidated Statements of Operations (Unaudited) for the three months ended October 31, 2011 and 2010:

	Three Months
	2011	2010
Net income	$3,302	$967
Less: Series C preferred dividends	—	(50)
Net income available to common stockholders	$3,302	$917

Weighted average shares outstanding:
—Basic	31,674	29,261
Add: Stock options & restricted stock	1,455	957
—Diluted	33,129	30,218
Basic net income per share	$0.10	$0.03
Diluted net income per share	$0.10	$0.03

The following shares were outstanding, but were not included in the computation of weighted average diluted common share amounts as the effect of doing so would be anti-dilutive.

	Three Months
	2011	2010
Anti-dilutive stock options, restrictive stock, and series C preferred stock	1,246	1,446

7. DERIVATIVE FINANCIAL INSTRUMENTS

The Swap is a derivative financial instrument used by the Company principally in the management of its interest rate. The Company determined that the Swap qualifies for cash flow hedge accounting treatment in accordance with ASC Topic 815: Derivatives and Hedging (“ASC 815”). The Swap is the only derivative financial instrument that we have designated as a hedging instrument. See Note 4, Indebtedness, for additional information regarding the Swap.

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

At October 31, 2011 and July 31, 2011, the outstanding Swap had a notional principal amount of $46.8 million and $48.8 million, respectively.

The derivative net loss on this contract recorded in AOCI by the Company at October 31, 2011 was $0.7 million. At October 31, 2011, the portion of derivative net losses estimated to be reclassified from AOCI into earnings by the Company over the next 12 months is $0.4 million.

EASYLINK SERVICES INTERNATIONAL CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
(tabular data in thousands, except per share data)
(Unaudited)

The Company’s fair value of outstanding derivative contracts recorded as liabilities in the accompanying Condensed Consolidated Balance Sheets (Unaudited) were as follows:

Derivatives designated as hedging instruments under ASC 815:	Balance Sheet Location	October 31, 2011	July 31, 2011
Interest rate swap	Other current liabilities	$604	$619
Interest rate swap	Other liabilities	522	436
Total liabilities designated as hedging instruments under ASC 815		$1,126	$1,055

The following table summarizes the impact of derivative instruments on Interest expense in the accompanying Condensed Consolidated Statements of Operations (Unaudited) for the three months ended October 31, 2011, pretax:

Derivatives designated as hedging instruments under ASC 815:	Statement of Operations Location	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)
Interest rate contract	Interest expense	$(206)	$—

EASYLINK SERVICES INTERNATIONAL CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
(tabular data in thousands, except per share data)
(Unaudited)

8. FAIR VALUE REPORTING

ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), requires that fair value is an exit price, representing the amount that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. The valuation techniques required by ASC 820 are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions made by the Company. These two types of inputs create the following fair value hierarchy:

•	Level 1 — Observable inputs such as quoted prices in active market;

•	Level 2 — Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

•	Level 3 — Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at October 31, 2011:

	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount
Assets:
Cash	$22,938	$—	$—	$22,938
Cash Equivalents	80	—	—	80
Total Assets	$23,018	$—	$—	$23,018

Liabilities:
Interest Rate Swap	$—	$1,126	$—	$1,126
Notes Payable	—	—	86,554	94,179
Total Liabilities	$—	$1,126	$86,554	$95,305

The carrying amount of the notes payable contains a $1.5 million discount. The Company believes that the assets can be liquidated without restriction.

EASYLINK SERVICES INTERNATIONAL CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
(tabular data in thousands, except per share data)
(Unaudited)

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

9. COMMITMENTS AND CONTINGENCIES

Litigation

From time to time, the Company may become party to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business.  While the outcome of these matters cannot be predicted with certainty, the Company does not believe that the outcome of any of these claims or any of the legal matters mentioned elsewhere in this quarterly report on Form 10-Q will have a material adverse effect on its consolidated financial position, results of operations or cash flow.

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

j2 attempted in the above-mentioned lawsuit to add an additional allegation of infringement of U.S. Patent No. 6,350,066, which the Court denied. Thereafter, in May 2011, j2's wholly-owned subsidiary Advanced Messaging Technologies Inc. (“AMT”) brought a new patent infringement lawsuit against the Company in the U.S. District Court for the Central District of California alleging that the Company infringes U.S. Patent No. 6,350,066. AMT seeks an injunction, royalties and damages. On August 24, 2011, a motion was filed with the Judicial Panel on Multidistrict Litigation (“MDL”) by Facebook, Inc. and LinkedIn Corporation, defendants in the action United Messaging Solutions, LLC v. Facebook, Inc., No. 6:11-cv-00120 (E.D. Texas), which was brought by a j2 licensee alleging infringement of patents in the same family as the 6,350,066 patent. The motion sought to have the United Messaging action transferred to the Central District of California and coordinated with six other patent infringement actions pending in that court concerning patents in the 6,350,066 patent family, including the AMT action against the Company. On September 13, 2011, the Company filed a response with the MDL panel joining in and supporting the Facebook motion. The Company believes it has meritorious defenses to the j2 allegations and because they are at various stages of defenses, the ultimate outcome or range of outcomes is not yet determinable.

In March 2011, the Company filed a patent infringement lawsuit against j2. The suit, filed by the Company's subsidiary Xpedite Systems, LLC in the U.S. District Court for the Northern District of Georgia, alleges that j2 infringes U.S. Patent No. 5,872,640 entitled "Facsimile Form Generation System" and U.S. Patent No. 7,804,823 entitled "Systems and Methods for Communicating Documents Via an Autonomous Multi-Function Peripheral Device." The Company is seeking monetary damages for past infringement, and injunctive relief prohibiting j2 from continuing to infringe the patents, among other remedies.
New York state sales tax - As a result of a New York state sales tax audit completed in 2005 of EasyLink Services International,

EASYLINK SERVICES INTERNATIONAL CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
(tabular data in thousands, except per share data)
(Unaudited)

Inc., a dissolved subsidiary of EasyLink Services Corporation, EasyLink Services International, Inc. was assessed approximately $0.5 million in tax, interest, and penalties on sales for the sales tax period beginning March 1, 2001 and ending May 31, 2004.  EasyLink Services International, Inc. appealed the assessment administratively to the New York Division of Tax Appeals, which resulted in an opinion in 2008 in favor of EasyLink Services International, Inc.  In late July 2009, after appeal by the New York Department of Taxation and Finance, the decision was reversed by the administrative New York Tax Appeals Tribunal and remanded back to the administrative law judge to determine allocation and penalty issues.  On remand, the Administrative Law Judge upheld the Tax Department's position on the allocation issues but agreed with EasyLink on the penalty issues and cancelled all penalties.  The administrative proceedings are exhausted. EasyLink is currently pursuing a judicial appeal of the July 2009 decision of the Tax Appeals Tribunal by posting a bond and filing a Notice of Petition with the New York State Appellate Division in Albany, New York.

Retarus, Inc. - In June 2011, the Company and its subsidiary Xpedite Systems LLC filed a lawsuit in the Supreme Court of the State of New York, County of New York, against Retarus, Inc., Donna Tomasino, Francis Toscano and Timothy Valentine asserting claims against Retarus, Inc. for unfair competition, tortious interference with contract, aiding and abetting a breach of duty of loyalty and trust and unjust enrichment, and requesting monetary damages against  Retarus, Inc. and injunctive relief against Retarus, Inc., Donna Tomasino, Francis Toscano and Timothy Valentine. On November 7, 2011 the parties to the lawsuit negotiated and executed a settlement agreement, exchanged mutual releases, and terminated the litigation.

The outcome of any litigation cannot be assured, and despite management's views of the merits of any litigation, or the reasonableness of its estimates and reserves, its cash balances could nonetheless be materially affected by an adverse judgment.  In accordance with ASC Topic 450, Contingencies, the Company believes it has adequately reserved for the contingencies arising from the legal matters described above where an outcome was deemed to be reasonably probable and the loss amount could be reasonably estimated.  As such, we do not believe that the anticipated outcome of the aforementioned proceedings will have a materially adverse impact on our financial condition, cash flows, or results of operations.

10. SEGMENT RESULTS

The Company manages its operations in two business segments, which are defined as follows:

•	On Demand Messaging Segment, which includes all electronic fax, e-mail, document capture and management (“DCM”), workflow and notifications services.

•	Supply Chain Messaging Segment, which includes all of our electronic data interchange (“EDI”) and telex services.

Segment information for the three months ended October 31, 2011 and 2010 is as follows:

	Three Months
	2011	2010
Revenue from external customers
On Demand	$37,689	$12,955
Supply Chain	9,325	9,781
Total Service revenues, net	$47,014	$22,736

EASYLINK SERVICES INTERNATIONAL CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
(tabular data in thousands, except per share data)
(Unaudited)

The following is a reconciliation of operating segment income to net income for the three months ended October 31, 2011 and 2010:

	Three Months
	2011	2010
Operating segment income
On Demand	$24,178	$8,899
Supply Chain	7,128	7,246
Segment gross profit	31,306	16,145
Corporate expenses	24,228	14,083
Operating income	7,078	2,062
Other income (expense), net	(1,537)	(502)
Income before income taxes	5,541	1,560
Provision for income taxes	2,239	593
Net Income	$3,302	$967

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

Our operations are tracked in two business segments defined as follows:

•	On Demand Messaging segment (“On Demand”), which includes all electronic fax, e-mail, document capture and management (“DCM”), workflow and notifications services.

•	Supply Chain Messaging segment (“Supply Chain”), which includes all our EDI and telex services.

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
Approximately 41% of our service revenues for the three months ended October 31, 2011 were from customers outside of the U.S. compared to 28% for the three months ended October 31, 2010. The significant increase in international service revenues was due to the acquisition of the Xpedite Business.  Accordingly, our service revenues can fluctuate based on the performance of non-U.S. economies and significant changes in the value of the U.S. Dollar in relation to foreign currencies.  Our On Demand international operations are primarily denominated in Japanese Yen, Euros, Pounds Sterling and Australian Dollars.
We have grown our business significantly through acquisitions in recent years. We continue to seek to reap the benefits of those acquisitions through the integration and consolidation of operations and the cross-selling of services across the combined customer base.

Critical Accounting Policies and Significant Use of Estimates in Financial Statements

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and fairly present our financial position and results of operations. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenue and expenses. We consider certain accounting policies related to revenue recognition, valuation of acquired intangibles and impairment of long-lived assets, including goodwill to be critical policies due to the estimation process involved in each. Our management discusses its estimates and judgments with the Audit Committee of our Board of Directors.
We discuss our critical accounting policies in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our annual report on Form 10-K for the fiscal year ended July 31, 2011. There have been no significant changes in our critical accounting policies since July 31, 2011.

Fiscal 2012 Quarter Compared to the Fiscal 2011 Quarter

Results of Operations

In this quarterly report on Form 10-Q we refer to the three months ended October 31, 2011 as the “Fiscal 2012 Quarter” and the three months ended October 31, 2010 as the “Fiscal 2011 Quarter.”

The following table reflects consolidated operating data, revenue, cost of services and gross profit by reported segment. All significant intersegment activity has been eliminated. Accordingly, the segment results below exclude the effect of transactions with our subsidiaries.

	Fiscal Quarter
	2012	2011	Variance
Service revenues, net:
On Demand
Fax Services	$28,068	$10,307	$17,761
DCM Services	561	497	64
Production Email	4,988	1,443	3,545
Notifications Services	2,382	325	2,057
Other Services	1,690	383	1,307
Total On Demand	37,689	12,955	24,734

Supply Chain
EDI Services	7,950	8,084	(134)
Telex Services	1,375	1,697	(322)
Total Supply Chain	9,325	9,781	(456)

Total Service revenues, net:	47,014	22,736	24,278

Cost of services:
On Demand	13,511	4,056	9,455
Supply Chain	2,197	2,535	(338)
Total Cost of services	15,708	6,591	9,117

Gross profit:
On Demand	24,178	8,899	15,279
Supply Chain	7,128	7,246	(118)
Total Gross profit	31,306	16,145	15,161

Product development and enhancement	2,999	1,938	1,061
Selling and marketing	6,526	2,958	3,568
General and administrative	14,255	7,589	6,666
Acquisition and integration related	448	1,598	(1,150)
Total Operating expenses	24,228	14,083	10,145

Other expense	(1,537)	(502)	(1,035)
Income before income taxes	$5,541	$1,560	$3,981

Fiscal 2012 Quarter Highlights

•	Fiscal 2011 Quarter includes results of the Xpedite Business from the date of acquisition, October 21, 2010 to October 31, 2010.

•	Revenue growth of $24.3 million when compared to the Fiscal 2011 Quarter, driven by the impact of the Xpedite Business acquisition in On Demand services for a full quarter.

Service revenues, net — Total revenue for the Fiscal 2012 Quarter was $47.0 million, an increase of $24.3 million, or 106.8%, as compared to the Fiscal 2011 Quarter. The Xpedite Business accounted for a revenue increase of $24.7 million in the On Demand business segment during the Fiscal 2012 Quarter. Foreign currency exchange translation increased revenue in the Fiscal 2012 Quarter by approximately $0.1 million. Supply Chain revenue decreased $0.5 million, or 4.7%, from the Fiscal 2011 Quarter, as compared to the Fiscal 2012 Quarter, due to decreases in EDI and Telex services driven by pricing renegotiations coupled with lost customer accounts.

The Xpedite Business contributed $27.6 million of revenue, which is the main driver for the On Demand revenue increase of $24.7 million, or 190.9%, for the Fiscal 2012 Quarter, as compared to $2.9 million in the Fiscal 2011 Quarter.
Gross Profit — Gross profit increased $15.2 million, or 93.9%, from the Fiscal 2011 Quarter, as compared to the Fiscal 2012 Quarter.  The Xpedite Business contributed $17.2 million in gross profit during the Fiscal 2012 Quarter as compared to $1.7 million in the Fiscal 2011 Quarter. Gross margin for the Fiscal 2012 Quarter decreased to 66.6% from 71.0% in the Fiscal 2011 Quarter. The decrease of gross margin as a percentage was mainly driven by the change in revenue mix. The On Demand services have grown to 80% of total revenue in the Fiscal 2012 Quarter from 57% in the Fiscal 2011 Quarter. The On Demand services have a higher cost of delivery driven by the telecommunication expenses for fax services. Total cost of services increased $9.1 million, or 138.3%, due to the cost of delivery for the Xpedite Business along with increases in outside professional services and facility related expenses, which were mitigated by reductions in employee related expense and depreciation expense.
Operating Expenses — Operating expenses for the Fiscal 2012 Quarter totaled $24.2 million versus $14.1 million for the Fiscal 2011 Quarter, representing an increase of $10.1 million, or 72.0%. The increase in operating expenses during the Fiscal 2012 Quarter is primarily attributable to the acquisition of the Xpedite Business, which contributed $10.9 million, or 45.0% of operating expenses in the Fiscal 2012 Quarter as compared to $1.2 million in the Fiscal 2011 Quarter.
In the Fiscal 2012 Quarter we recognized $0.5 million in acquisition and integration related charges as compared to $1.6 million in the Fiscal 2011 Quarter. Acquisition and integration related charges reflected in operating expenses include, but are not limited to, transaction costs such as legal and accounting professional fees directly related to the acquisition, termination and related costs for transitional and certain other employees, integration related professional fees and other post business combination related expenses associated with the Xpedite Business. The decrease in acquisition and integrated related charges were slightly tempered by increased costs related to the transition service agreement entered into in connection with the purchase of the Xpedite Business coupled with higher stock compensation costs incurred in the Fiscal 2012 Quarter.
Other Expense — Other expenses for the Fiscal 2012 Quarter consist mainly of net interest expense of approximately $1.6 million, which included $1.2 million in net cash interest expense, $0.2 million in interest expense from the amortization of the discount on the Term Loan and $0.2 million in interest expense associated with the interest rate swap we entered into during Fiscal 2011. See Liquidity and Capital Resources for additional information regarding the interest rate swap.  Interest expense for the Fiscal 2012 Quarter increased $0.7 million from the Fiscal 2011 Quarter, due to the 2010 Loans, entered into in our first fiscal quarter of Fiscal 2011.

Liquidity and Capital Resources

Our principal source of liquidity consists of cash generated from operations. Cash and cash equivalents decreased approximately $7.2 million to a total balance of $23.0 million as of October 31, 2011 from $30.2 million as of July 31, 2011, primarily as a result of repayment of outstanding indebtedness.

Operating Activities. Our net cash provided by operating activities for the three months ended October 31, 2011 was $7.5 million, an increase of $2.6 million, or 52.6%, as compared to the three months ended October 31, 2010. The most significant contributor to the increase in our net cash provided by operating activities is an increase of $2.3 million in our net income, which is primarily attributable to the inclusion of the Xpedite Business. As the majority of our revenue is recurring under contract, it is primarily affected by the volumes incurred by the customer using the underlying messaging application. Operating expenses are primarily driven by labor and telecom costs which are directly tied to customer utilization of messaging services.

Our accounts receivable decreased approximately $1.3 million in the three months ended October 31, 2011. We had a days sales outstanding (“DSO”) of 55.5 and 58.3 as of October 31, 2011 and July 31, 2011, respectively.  We consider our DSO to be within the industry norm and do not see any trends in our DSO that will negatively affect our future liquidity.

Debt Financing Activities. In connection with the Xpedite Business acquisition, we entered into a new credit facility (the " 2010 Credit Agreement") consisting of a $110.0 million term loan (the “Term Loan”) and a $20.0 million revolving loan (the “Revolving Loan” and together with the Term Loan, the “2010 Loans”) of which $12.0 million of the Revolving Loan was drawn upon to refinance our previous credit facility.  The 2010 Loans call for quarterly payments of $4.1 million with interest and a final balloon payment in October 2014, with interest.  At October 31, 2011 there was $2.0 million outstanding on the Revolving Loan and $93.5 million outstanding on the Term Loan. Under the terms of the 2010 Credit Agreement, we made our scheduled quarterly payments of $4.1 million along with interest due. During the Fiscal 2012 Quarter, we made payments in the amount of $6.0 million on the Revolving Loan.

The 2010 Credit Agreement for the 2010 Loans contain the following covenants: (i) requirements to deliver financial statements, other reports and notices; (ii) restrictions on additional indebtedness; (iii) restrictions on dividends, distributions and redemptions of equity and repayment of subordinated indebtedness; (iv) restrictions on liens; (v) restrictions on making certain payments; (vi) restrictions on investments; (vii) restrictions on asset dispositions and other fundamental changes; and (viii) restrictions on transactions with affiliates.  In addition, the 2010 Credit Agreement contains certain financial covenants, including, among other things: (i) a maximum leverage ratio; (ii) a minimum fixed charge coverage ratio; (iii) a minimum amount of consolidated adjusted EBITDA; (iv) a maximum amount of capital expenditures and (v) 50% of excess cash flow (as defined in the 2010 Credit Agreement), if the leverage ratio is equal to or greater than or equal to 2.0 to 1.0, and 25% of excess cash flow if the leverage ratio is greater than 1.5 to 1.0. If the leverage ratio is equal to or less than 1.5 to 1.0, we are not required to prepay the Term Loan. The excess cash flow calculations are prepared annually as of the last day of each fiscal year. Prepayments of debt resulting from the excess cash flow calculations are due annually within thirty days of the date that the annual report on Form 10-K for such fiscal year is delivered to the administrative agent. Subsequent to October 31, 2011, we made a prepayment of $4.5 million related to the excess cash flow calculation. Without the permission of our lenders under the 2010 Loans, our ability to complete material acquisitions will be restricted.  A default on any of these restrictions and covenants will cause, in certain circumstances, the amounts due under such agreements to become due and payable upon demand. At October 31, 2011, we were in compliance with all covenants under the 2010 Credit Agreement.

The 2010 Loans are secured by substantially all of our U.S. assets and guarantees by certain of our international subsidiaries and related pledges of a portion of the stock of certain of our international subsidiaries.

Borrowings under the 2010 Credit Agreement bear interest, at our election, at a rate tied to one of the following rates, in each case plus a specified margin: (i) the higher of (1) the prime lending rate of the administrative agent under the 2010 Credit Agreement, (2) the U.S. Federal Funds Rate plus 0.5%, and (3) adjusted one-month LIBOR plus 1.0%; (ii) adjusted LIBOR for the interest period of such borrowing; and (iii) a LIBOR index rate. The interest margin for each such type of borrowing varies from 1.75% to 4.50%, depending on our consolidated leverage ratio at the time of such borrowing.  As of October 31, 2011 the interest rate on the Term Loan was approximately 4.49%.

 On February 7, 2011, we entered into an interest rate swap ("Swap") as required by the 2010 Credit Agreement for 50% of the then outstanding balance on the Term Loan, which amounted to $52.9 million. The Swap is fixed at an interest rate of 1.83% and is designated as a cash flow hedge with the changes in fair value of the Swap recorded in accumulated other comprehensive loss and as a derivative hedge asset or liability, as applicable. The Swap is designed to cover at least 50% of the then outstanding Term Loan balance and will be reduced in amount as the Term Loan is paid down, maturing in October 2014.

Our management believes that existing cash and cash equivalent balances and cash provided from operations will provide sufficient liquidity to meet the operating and capital expenditure needs for existing operations during the next 12 months. We expect existing domestic cash, availability under our line of credit and cash equivalents and cash provided from operations to continue to be sufficient to fund our domestic operating activities and cash commitments for investing and financing activities, such as debt repayments, for at least the next 12 months and thereafter for the foreseeable future.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

 Market Risk Factors

We have market risk exposure from changes in interest rates and foreign currency exchange rates. We use a derivative financial instrument for the purpose of mitigating the interest rate risk exposure. We monitor these financial exposures as part of our overall risk management program, which recognizes the unpredictability of financial markets and seeks to reduce the potentially adverse effects on our operating results.

Interest Rate Risk

We have borrowings under the 2010 Credit Agreement at variable interest rates. The general level of U.S. interest rates and LIBOR affect interest expense. We use an interest rate swap to manage such risk. The net amounts to be paid or received under interest rate swap agreements are accrued as interest rates change, and are recognized over the life of the swap agreement as an adjustment to interest expense from the underlying debt to which the swap is designated. The related amounts payable to the contract counter-party are included in accrued liabilities.

Foreign Exchange Risk

We conduct business in certain foreign markets. Our primary exposure to foreign currency risk relates to investment in foreign subsidiaries that transact business in a functional currency other than the U.S. Dollar, primarily denominated in the Japanese Yen, Pound Sterling and Euro. However, the exposure is mitigated by netting operating cash flows in each country and our practice of generally reinvesting profits from international operations in order to grow the business that generated such profits.

As we increase our operations in international markets we become increasingly exposed to changes in currency exchange rates. The economic impact of currency exchange rate movements is often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, could cause us to adjust our financing and operating strategies.

As currency exchange rates change, translation of the statements of operations of the international businesses into U.S. Dollars affects year-over-year comparability of operating results. Historically, we have not hedged translation risks because cash flows from international operations were netted and generally reinvested locally; however, we may do so in the future. Our objective in managing foreign exchange risk is to minimize the potential exposure to changes that exchange rates might have on earnings, cash flows, and financial position.

Foreign exchange gains and losses were not material to our earnings for the three months ended October 31, 2011 and 2010, amounting to approximately $(0.3) million and $0.2 million, respectively. As of October 31, 2011 and July 31, 2011, cumulative translation adjustments included in other comprehensive income amounted to approximately $3.8 million and $2.1 million, respectively.

Sensitivity Analysis

The analysis below is hypothetical and should not be considered a projection of future risks. Earnings projections are before tax.

At October 31, 2011, the potential change in fair value of our outstanding interest rate derivative instrument, assuming a 10 basis point, or approximately 35%, unfavorable shift in the underlying interest rates, would be an approximate loss of $0.1 million. The net impact on reported earnings, after also including the reduction in one year's interest expense on the related debt due to the same shift in interest rates, would be approximately a net gain of $0.1 million.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management has established and maintains disclosure controls and procedures as defined in Exchange Act Rules  13a-15(e) and 15d-15(e) that are designed to provide reasonable assurance that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized, reported and is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, as appropriate, by others within the entity to allow timely decisions regarding required disclosure.  Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the disclosure controls and procedures and, based on this evaluation, has concluded that disclosure controls and procedures were effective at a reasonable assurance level as of the end of the period covered by the report.  We continually review the respective disclosure controls and procedures and make changes, as necessary, to ensure the quality of our financial reporting.

Internal Controls over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the first quarter of fiscal year 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become party to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business.  While the outcome of these matters cannot be predicted with certainty, we do not believe that the outcome of any of these claims or any of the legal matters mentioned elsewhere in this quarterly report on Form 10-Q will have a material adverse effect on our consolidated financial position, results of operations or cash flow.

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

j2 attempted in the above-mentioned lawsuit to add an additional allegation of infringement of U.S. Patent No. 6,350,066, which the Court denied. Thereafter, in May 2011, j2's wholly-owned subsidiary Advanced Messaging Technologies Inc. (“AMT”) brought a new patent infringement lawsuit against us in the U.S. District Court for the Central District of California alleging that we infringed U.S. Patent No. 6,350,066. AMT seeks an injunction, royalties and damages. On August 24, 2011, a motion was filed with the Judicial Panel on Multidistrict Litigation ("MDL") by Facebook, Inc. and LinkedIn Corporation, defendants in the action United Messaging Solutions, LLC v. Facebook, Inc., No. 6:11-cv-00120 (E.D. Texas), which was brought by a j2 licensee alleging infringement of patents in the same family as the 6,350,066 patent. The motion sought to have the United Messaging action transferred to the Central District of California and coordinated with six other patent infringement actions pending in that court concerning patents in the 6,350,066 patent family, including the AMT action against us. On September 13, 2011, we filed a response with the MDL panel joining in and supporting the Facebook motion. We believe we have meritorious defenses to the j2 allegations and because they are at various stages of defenses, the ultimate outcome or range of outcomes is not yet determinable.

In March 2011, we filed a patent infringement lawsuit against j2. The suit, filed by our subsidiary Xpedite Systems, LLC in the U.S. District Court for the Northern District of Georgia, alleges that j2 infringes U.S. Patent No. 5,872,640 entitled "Facsimile Form Generation System" and U.S. Patent No. 7,804,823 entitled "Systems and Methods for Communicating Documents Via an Autonomous Multi-Function Peripheral Device." We are seeking monetary damages for past infringement, and injunctive relief prohibiting j2 from continuing to infringe the patents, among other remedies.

New York state sales tax - As a result of a New York state sales tax audit completed in 2005 of EasyLink Services International, Inc., a dissolved subsidiary of EasyLink Services Corporation, EasyLink Services International, Inc. was assessed approximately $.5 million in tax, interest, and penalties on sales for the sales tax period beginning March 1, 2001 and ending May 31, 2004.  EasyLink Services International, Inc. appealed the assessment administratively to the New York Division of Tax Appeals, which resulted in an opinion in 2008 in favor of EasyLink Services International, Inc.  In late July 2009, after appeal by the New York Department of Taxation and Finance, the decision was reversed by the administrative New York Tax Appeals Tribunal and remanded back to the administrative law judge to determine allocation and penalty issues.  On remand, the Administrative Law Judge upheld the Tax Department's position on the allocation issues but agreed with EasyLink on the penalty issues and cancelled all penalties.  The administrative proceedings are exhausted. We currently are pursuing a judicial appeal of the July 2009 decision of the Tax Appeals Tribunal by posting a bond and filing a Notice of Petition with the New York State Appellate Division in Albany, New York.

Retarus, Inc. - In June 2011, we and our subsidiary Xpedite Systems LLC filed a lawsuit in the Supreme Court of the State of New York, County of New York, against Retarus, Inc., Donna Tomasino, Francis Toscano and Timothy Valentine asserting claims against Retarus, Inc. for unfair competition, tortious interference with contract, aiding and abetting a breach of duty of loyalty and trust and unjust enrichment, and requesting monetary damages against Retarus, Inc. and injunctive relief against Retarus, Inc., Donna Tomasino, Francis Toscano and Timothy Valentine. On November 7, 2011, the parties to the lawsuit negotiated and executed a settlement agreement, exchanged mutual releases, and terminated the litigation.

The outcome of any litigation cannot be assured, and despite management’s views of the merits of any litigation, or the reasonableness of its estimates and reserves, our cash balances could nonetheless be materially affected by an adverse judgment.  In accordance with ASC Topic 450, Contingencies, we believe we have adequately reserved for the contingencies arising from the legal matters described above where an outcome was deemed to be reasonably probable and the loss amount could be reasonably estimated. As such, we do not believe that the anticipated outcome of the aforementioned proceedings will have a materially adverse impact on our financial condition, cash flows, or results of operations.

Item 1A. Risk Factors

The following Risk Factor disclosure updates the risk factors as disclosed in the Company’s annual report on Form 10-K for the fiscal year ended July 31, 2011 previously filed with the SEC.

Our business could be negatively impacted by security threats, including cybersecurity threats, and other disruptions.

We may face various security threats, including cybersecurity threats to gain unauthorized access to sensitive information; threats to the safety of our directors, officers, and employees; and threats to the security of our facilities and infrastructure. Although we have utilized various systems, procedures and controls to monitor these threats and mitigate our exposure to such threats, there can be no assurance that these systems, procedures and controls will be sufficient in preventing security threats from materializing. If any of these events were to materialize, they could lead to losses of sensitive information, critical infrastructure or capabilities essential to our operations and could have a material adverse effect on our reputation, financial position, results of operations, or cash flows.

Cybersecurity attacks in particular are evolving and include, but are not limited to, malicious software, attempts to gain unauthorized access to data, and other electronic security breaches that could lead to disruptions in systems, unauthorized release of confidential or otherwise protected information and corruption of data. These events could damage our reputation and lead to financial losses due to loss of business or potential liability.

We may also rely on third parties to provide our services. While they may manage their systems using information security policies and procedures, they generally face similar cybersecurity threats to their systems, which could adversely affect our business.

For additional risk factors see those disclosed in our annual report on Form 10-K for the year ended July 31, 2011 previously filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. [Removed and Reserved]

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

* In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 7, 2011

EASYLINK SERVICES INTERNATIONAL
CORPORATION

By:	/s/ Glen E. Shipley
Glen E. Shipley
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

* In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed.”