Form 10-Q
period 2012-01-31
EASYLINK SERVICES INTERNATIONAL CORP
filed 2012-03-12
CIK 894738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2012 or
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

As of March 5, 2012, the issuer had outstanding 32,008,192 shares of class A common stock, $0.01 par value.

EASYLINK SERVICES INTERNATIONAL CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EASYLINK SERVICES INTERNATIONAL CORPORATION
Condensed Consolidated Balance Sheets
As of January 31, 2012 and July 31, 2011
(In thousands, except per share data)
(Unaudited)

	January 31, 2012	July 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$21,655	$30,178
Accounts receivable, net of allowance for doubtful accounts and allowance for sales returns and allowances of $2,267 and $2,897, respectively	26,154	29,752
Prepaid expenses and other current assets	5,437	3,956
Deferred income taxes	1,768	3,709
Total current assets	55,014	67,595

Property and equipment, net of accumulated depreciation of $21,993 and $21,083, respectively	9,504	10,127
Goodwill	73,226	73,494
Other intangible assets, net	63,951	68,615
Deferred income taxes, net	22,380	22,507
Other assets	537	721
Total assets	$224,612	$243,059

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,901	$5,527
Notes payable	17,886	28,088
Accrued expenses	17,485	19,051
Deferred revenue and other current liabilities	2,179	3,360
Total current liabilities	42,451	56,026

Notes payable, net of current portion	67,654	80,174
Deferred income taxes, net	6,669	6,940
Other liabilities	883	814
Total liabilities	117,657	143,954

Commitments and contingencies
Stockholders’ Equity:
Preferred stock: 5,000 shares authorized, including 3 shares of series E and 100 shares of series F; no shares issued or outstanding	—	—
Common stock: class A - par value $.01 per share, 300,000 shares authorized, one vote per share; 33,008 and 32,432 shares issued at January 31, 2012 and July 31, 2011, respectively	330	324
Additional paid-in capital	140,172	137,467
Treasury stock — 1,000 shares as of January 31, 2012 and July 31, 2011	(2,122)	(2,122)
Accumulated other comprehensive loss	(3,821)	(2,789)
Accumulated deficit	(27,604)	(33,775)
Total stockholders’ equity	106,955	99,105

Total liabilities and stockholders’ equity	$224,612	$243,059

See accompanying notes which are an integral part of these condensed consolidated financial statements.

EASYLINK SERVICES INTERNATIONAL CORPORATION
Condensed Consolidated Statements of Operations
For the three and six months ended January 31, 2012 and 2011
(In thousands, except per share data)
(Unaudited)

	Three Months		Six Months
	2012	2011	2012	2011

Service revenues, net	$44,505	$47,425	$91,520	$70,160
Cost of services	14,566	17,494	30,274	24,085
Gross profit	29,939	29,931	61,246	46,075

Operating expenses:
Product development and enhancement	3,038	3,557	6,037	5,496
Selling and marketing	6,386	6,776	12,913	9,733
General and administrative	12,622	12,399	26,877	19,988
Acquisition and integration related	—	817	448	2,415
Total Operating expenses	22,046	23,549	46,275	37,632

Operating income	7,893	6,382	14,971	8,443

Other income (expense):
Interest expense	(1,431)	(1,598)	(2,989)	(2,411)
Other non-operating income (expense)	(438)	23	(417)	334
Total Other income (expense)	(1,869)	(1,575)	(3,406)	(2,077)

Income before income taxes	6,024	4,807	11,565	6,366
Provision for income taxes	3,155	1,868	5,394	2,460
Net Income	2,869	2,939	6,171	3,906

Dividends on preferred stock	—	(1,962)	—	(2,012)
Net income attributable to common stockholders	$2,869	$977	$6,171	$1,894

Basic net income per common share	$0.09	$0.03	$0.19	$0.06

Diluted net income per common share	$0.09	$0.03	$0.19	$0.06

Weighted average number of common shares outstanding – basic	31,936	29,448	31,805	29,354

Weighted average number of common shares outstanding – diluted	33,084	31,563	33,106	30,890

See accompanying notes which are an integral part of these condensed consolidated financial statements.

EASYLINK SERVICES INTERNATIONAL CORPORATION
Condensed Consolidated Statements of Other Comprehensive Income
For the three and six months ended January 31, 2012 and 2011
(In thousands)
(Unaudited)

	Three Months		Six Months
	2012	2011	2012	2011

Net Income	$2,869	$2,939	$6,171	$3,906
Other comprehensive income:
Foreign currency translation, net of tax	770	121	(962)	341
Net unrealized gain (loss) on derivative instrument, net of tax	—	—	(70)	—
Net change to derive comprehensive income for the period, net of tax	770	121	(1,032)	341

Comprehensive income	$3,639	$3,060	$5,139	$4,247

See accompanying notes which are an integral part of these condensed consolidated financial statements.

EASYLINK SERVICES INTERNATIONAL CORPORATION
Condensed Consolidated Statements of Cash Flows
For the six months ended January 31, 2012 and 2011
(In thousands)
(Unaudited)

	Six Months
	2012	2011
Cash flows from operating activities:
Net Income	$6,171	$3,906
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,453	6,922
Bad debt expense	2	701
Amortization of discount and other non-cash interest expense	325	678
Deferred income taxes, net	1,799	1,763
Non-cash charges for equity instruments issued for compensation and services	1,647	650
Changes in assets and liabilities:
Accounts receivable	4,091	(3,925)
Prepaid expenses and other assets	(1,222)	(595)
Accounts payable	(655)	(1,319)
Accrued expenses	(1,934)	2,037
Other liabilities	(1,078)	2,110
Net cash provided by operating activities	15,599	12,928

Cash flows from investing activities:
Purchases of property and equipment	(1,392)	(1,075)
Acquisition, net of cash acquired	—	(101,314)
Net cash used in investing activities	(1,392)	(102,389)

Cash flows from financing activities:
Proceeds from sale of stock and exercise of options	1,003	—
Borrowings of notes payable	5,150	122,000
Repayments of notes payable and capital lease	(28,199)	(31,769)
Dividends paid	—	(200)
Net cash (used in) provided by financing activities	(22,046)	90,031

Effect of foreign exchange rate changes on cash and cash equivalents	(684)	178
Net (decrease) increase in cash and cash equivalents	(8,523)	748

Cash and cash equivalents, beginning of period	30,178	20,475
Cash and cash equivalents, end of period	$21,655	$21,223

See accompanying notes which are an integral part of these condensed consolidated financial statements.

EASYLINK SERVICES INTERNATIONAL CORPORATION
Notes to Condensed Consolidated Financial Statements
(tabular data in thousands, except per share data)
(Unaudited)

1. BASIS OF PRESENTATION

These condensed consolidated financial statements of EasyLink Services International Corporation (referred to as “EasyLink,” the “Company,” “we,” “our” or “us”) have been prepared by the Company, without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and, in the opinion of the Company, include all adjustments (which are normal and recurring in nature) necessary to present fairly the financial position of the Company at January 31, 2012 and July 31, 2011, and the results of operations for the three and six months ended January 31, 2012 and  2011 and the cash flows for the six months ended January 31, 2012 and 2011. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended July 31, 2011.

Operating results for the three and six months ended January 31, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2012 or any future period.

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

(c) Foreign Currency Translation

Assets and liabilities of the Company's foreign subsidiaries are translated at the rate of exchange existing at each reporting period, with revenues, expenses, and cash flows translated at the average of the monthly exchange rates. Adjustments resulting from translation of the financial statements are recorded as a component of accumulated other comprehensive income (loss) (“AOCI”). Also included in AOCI are the effects of exchange rate changes on intercompany balances of a long-term nature. The changes in accumulated foreign currency translation were primarily attributable to the impact of translation of the net assets of the Company's international operations, primarily denominated in Japanese Yen, Pounds Sterling and Euros. As of January 31, 2012 and July 31, 2011, foreign currency translation adjustment balances of $3.0 million and $2.1 million, respectively, were reflected in the accompanying Condensed Consolidated Balance Sheets (Unaudited) in AOCI. Exchange gains (losses) on foreign currency transactions aggregating to $(0.5) million and $(0.8) million for the three and six months ended January 31, 2012 and ($0.2) million and $0.1 million for the three and six months ended January 31, 2011, respectively, are included in Other income (expense), in the accompanying Condensed Consolidated Statements of Operations (Unaudited).

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

EASYLINK SERVICES INTERNATIONAL CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
(tabular data in thousands, except per share data)
(Unaudited)

For the three and six months ended January 31, 2012 and 2011, no single customer accounted for more than 10% of revenue. No single customer accounted for more than 10% of accounts receivable at January 31, 2012 and July 31, 2011.

Approximately 39% and 40% of the Company’s revenues during the three and six months ended January 31, 2012, respectively, and 44% and 39% of the Company’s revenues during the three and six months ended January 31, 2011, respectively, occurred outside of the U.S.

(e) Recently Adopted Accounting Pronouncements

On June 16, 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”). This update amends Accounting Standards Codification (“ASC”) Topic 220, Comprehensive Income, to provide that total comprehensive income will be reported in one continuous statement or two separate but consecutive statements of financial performance. Presentation of total comprehensive income in the statement of stockholders' equity or the footnotes will no longer be allowed. The calculation of net income and basic and diluted net income per share will not be affected. ASU 2011-005 is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2011, which means that it will be effective for Fiscal 2013. Retrospective adoption is required and early adoption is permitted. We have adopted ASU 2011-005.

(f) Recent Accounting Pronouncements not yet adopted

In September 2011, the FASB issued ASU 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment (“ASU 2011-08”). ASU 2011-08 modifies the impairment test for goodwill and indefinite lived intangibles so that it is no longer required to calculate the fair value of a reporting unit unless the Company believes, based on qualitative factors, it is more likely than not that the reporting unit's or indefinite lived intangible asset's fair value is less than the carrying value. ASU 2011-08 is effective for fiscal years that begin after December 15, 2011, with early adoption allowed. The Company intends to adopt ASU 2011-08 effective for its fourth quarter Fiscal 2012 impairment analysis, which is not expected to have a material effect on the Company's consolidated financial statements.

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

During the six months ended January 31, 2011, the Company incurred $4.6 million of transaction costs related to the acquisition of the Xpedite Business, of which $0.8 million and $2.4 million was expensed as incurred in accordance with ASC Topic 805, Business Combinations (“ASC 805”) in the three and six months ended January 31, 2011, respectively and $2.2 million was recorded as a discount to the Term Loan and will be amortized over the same period as the Term Loan. The Company incurred

EASYLINK SERVICES INTERNATIONAL CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
(tabular data in thousands, except per share data)
(Unaudited)

acquisition and integration related charges of $0.0 million and $0.4 million for the three and six months ended January 31, 2012, respectively.

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

The following table summarizes Acquisition and integration related charges included in the accompanying Condensed Consolidated Statement of Operations (Unaudited) for the three and six months ended January 31, 2012 and 2011:

	Three Months		Six Months
	2012	2011	2012	2011
Legal and professional fees	$—	$461	$—	$2,044
Employee termination costs	—	356	249	371
Integration costs	—	—	199	—
Total Acquisition and integration related	$—	$817	$448	$2,415

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

Pro Forma Consolidated Combined Statement of Operations (Unaudited)

	Six Months
	2012	2011

Service revenues, net	$91,520	$95,550
Cost of services	30,274	30,988
Gross profit	61,246	64,562

Operating expenses:
Product development and enhancement	6,037	6,580
Selling and marketing	12,913	15,446
General and administrative	26,877	34,717
Acquisition and integration related	448	2,415
Total Operating expenses	46,275	59,158

Operating income	14,971	5,404

Other income (expense):
Interest expense	(2,989)	(2,938)
Other non-operating income (expense)	(417)	354
Total Other income (expense)	(3,406)	(2,584)

Income before income taxes	11,565	2,820
Provision for income taxes	5,394	790
Net Income	6,171	2,030

Dividends on preferred stock	—	(2,012)
Net income attributable to common stockholders	$6,171	$18

Basic net income per common share	$0.19	$—

Diluted net income per common share	$0.19	$—

Weighted average number of common shares outstanding – basic	31,805	29,354

Weighted average number of common shares outstanding –diluted	33,106	30,890

EASYLINK SERVICES INTERNATIONAL CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
(tabular data in thousands, except per share data)
(Unaudited)

The pro forma statements reflect the results of operations for the Company for the six months ended January 31, 2012 and 2011, and the results of operations for the Xpedite Business for the period from August 1, 2010 through October 20, 2010.  The pro forma adjustments used to prepare the statements above include the removal of intercompany interest between the Xpedite Business and PGI of $0.1 million in the six months ended January 31, 2011. General and administrative expenses have been increased for the amortization expense associated with the fair value adjustment at October 21, 2010 of definite lived intangible assets, for a net adjustment of $1.5 million in the six months ended January 31, 2011. In addition, cost of services have been decreased for the depreciation expense associated with the fair value adjustment at October 21, 2010 of fixed assets, for a net adjustment of $3.2 million in the six months ended January 31, 2011. Interest expense has been adjusted to reflect the 2010 Loans for a net increase of $0.6 million in the six months ended January 31, 2011.

3. GOODWILL AND OTHER INTANGIBLE ASSETS

Intangible assets are summarized as follows:

	Weighted average amortization period (years)	January 31, 2012	July 31, 2011
Purchased customer relationships	6-12	$59,758	$59,950
Internally developed systems	4-10	28,740	28,717
Non-competition agreements	5	1,200	1,200
Trade names	<1	3,760	3,761
Intangible assets, gross		93,458	93,628
Less accumulated amortization:
Purchased customer relationships		(15,787)	(12,640)
Internally developed systems		(13,208)	(12,000)
Non-competition agreements		(307)	(186)
Trade names		(205)	(187)
Accumulated amortization		(29,507)	(25,013)
Intangible assets, net		$63,951	$68,615

Indefinite lived intangible assets not subject to amortization were $3.5 million and $3.5 million at January 31, 2012 and July 31, 2011, respectively.

The changes in the carrying amount of intangible assets for the six months ended January 31, 2012 is as follows:

Balance at July 31, 2011	$68,615
Intangible amortization	(4,370)
Foreign currency effect	(294)
Balance at January 31, 2012	$63,951

The Company estimates annual amortization expense for the next five fiscal years will approximate $8.0 million.

The changes in the carrying amount of goodwill for the six months ended January 31, 2012 is as follows:

Balance at July 31, 2011	$73,494
Foreign currency effect	(268)
Balance at January 31, 2012	$73,226

EASYLINK SERVICES INTERNATIONAL CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
(tabular data in thousands, except per share data)
(Unaudited)

4. INDEBTEDNESS

Long term debt and capital lease obligations at January 31, 2012 and July 31, 2011 are as follows:

	January 31, 2012	July 31, 2011

Term Loan, due October 21, 2014	$84,858	$101,750
Revolving Loan, expiring October 21, 2014	1,900	8,000
Capital leases	115	172
Debt discount	(1,334)	(1,660)
Subtotal	85,539	108,262
Less current portion of capital leases	62	87
Less debt discount	(577)	(624)
Less current portion of long term debt	18,400	28,625
Long term debt	$67,654	$80,174

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

The credit agreement (the "2010 Credit Agreement") for the 2010 Loans contain the following covenants: (i) requirements to deliver financial statements, other reports and notices; (ii) restrictions on additional indebtedness; (iii) restrictions on dividends, distributions and redemptions of equity and repayment of subordinated indebtedness; (iv) restrictions on liens; (v) restrictions on making certain payments; (vi) restrictions on investments; (vii) restrictions on asset dispositions and other fundamental changes; and (viii) restrictions on transactions with affiliates.  In addition, the 2010 Credit Agreement contains certain financial covenants, including, among other things: (i) a maximum leverage ratio; (ii) a minimum fixed charge coverage ratio; (iii) a minimum amount of consolidated adjusted EBITDA; (iv) a maximum amount of capital expenditures; and (v) 50% of excess cash flow (as defined in the 2010 Credit Agreement), if the leverage ratio is equal to or greater than 2.0 to 1.0, and 25% of excess cash flow if the leverage ratio is greater than 1.5 to 1.0. If the leverage ratio is equal to or less than 1.5 to 1.0, the Company is not required to prepay the excess cash flow payment. The excess cash flow calculations are prepared annually as of the last day of each fiscal year. Prepayments of debt resulting from the excess cash flow calculations are due annually within thirty days of the date that the annual report on Form 10-K for such fiscal year is delivered to the administrative agent. Subsequent to October 31, 2011, the Company made a prepayment of $4.5 million related to the excess cash flow calculation. Without the permission of the lenders under the 2010 Credit Agreement, our ability to complete material acquisitions will be restricted.  A default on any of these restrictions and covenants will cause, in certain circumstances, the amounts due under such agreements to become due and payable upon demand.

At January 31, 2012, the Company was in compliance with all covenants under the 2010 Credit Agreement.

EASYLINK SERVICES INTERNATIONAL CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
(tabular data in thousands, except per share data)
(Unaudited)

Borrowings under the 2010 Credit Agreement bear interest, at the Company’s election, at a rate tied to one of the following rates, in each case plus a specified margin: (i) the higher of (1) the prime lending rate of the administrative agent under the 2010 Credit Agreement, (2) the U.S. Federal Funds Rate plus 0.5%, and (3) adjusted one-month LIBOR plus 1.0%; (ii) adjusted LIBOR for the interest period of such borrowing; and (iii) a LIBOR index rate. The interest margin for each such type of borrowing varies from 1.75% to 4.50%, depending on the Company’s consolidated leverage ratio at the time of such borrowing. As of January 31, 2012 the interest rate on the Term Loan was approximately 4.50%.

Within the Revolving loan there is a carve-out of $5.0 million for letters of credit and $5.0 million for borrowings under a swingline option.  During the three months ended January 31, 2012, the Company began to utilize the swingline option to fund day to day cash needs where any shortfall is expected to last less than 30 days.  The interest rate is equivalent to the higher of (1) the prime lending rate of the administrative agent under the 2010 Credit Agreement, (2) the U.S. Federal Funds Rate plus 0.5%, or (3) Adjusted LIBOR plus 1%, plus the applicable margin.  As of January 31, 2012 the outstanding balance on the swingline was $1.9 million with an interest rate of approximately 6.25%.

On February 7, 2011, the Company entered into an interest rate swap (“Swap”) as required by the 2010 Credit Agreement for 50% of the then outstanding balance on the Term Loan, which amounted to $52.9 million. The Swap was fixed at an interest rate of 1.83% and was designated as a cash flow hedge with the changes in fair value of the Swap to be recorded in accumulated other comprehensive loss ("AOCI") and as a derivative hedge asset or liability, as applicable. The Swap is designed to cover at least 50% of the then outstanding Term Loan balance and may be reduced in amount as the Term Loan is paid down, maturing in October 2014. See Note 7, Derivative Financial Instruments, for additional information regarding the Swap.

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

There were no outstanding series C preferred stock at January 31, 2012 and July 31, 2011.

Under generally accepted accounting principles in the U.S., the difference between the fair market value of the class A common stock that the holder of the series C preferred stock would have received under the old conversion terms and the fair market value of the class A common stock actually received upon conversion under the new terms must be recorded as a dividend.  As a result, the Company recorded a one-time non-cash dividend of approximately $1.96 million upon conversion of the series C preferred stock into class A common stock during Fiscal 2011.

6. EARNINGS PER SHARE

Basic earnings per common share is computed by dividing the net income or loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during each period. The weighted-average number of common shares outstanding does not include any potentially dilutive securities or any unvested restricted shares of common stock. These unvested restricted shares, although classified as issued and outstanding at January 31, 2012 and 2011, are considered contingently returnable until the restrictions lapse and will not be included in the basic earnings per share calculation until the shares are vested. Diluted earnings per share is calculated by dividing net income or loss attributable to common stockholders by the weighted average number of shares of common stock outstanding and all potential dilutive common shares that were outstanding during the period. The difference between basic and diluted weighted-average shares outstanding in the three and six months ended January 31, 2012 and 2011 is due to the effects of restricted stock and assumed conversion of employee incentive stock options

EASYLINK SERVICES INTERNATIONAL CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
(tabular data in thousands, except per share data)
(Unaudited)

awards.

The following table represents a reconciliation of the shares used in the calculation of basic and diluted net income per share contained in the accompanying Condensed Consolidated Statements of Operations (Unaudited) for the three and six months ended January 31, 2012 and 2011:

	Three Months		Six Months
	2012	2011	2012	2011
Net income	$2,869	$2,939	$6,171	$3,906
Less: Series C preferred dividends	—	(1,962)	—	(2,012)
Net income available to common stockholders	$2,869	$977	$6,171	$1,894

Weighted average shares outstanding:
—Basic	31,936	29,448	31,805	29,354
Add: Stock options & restricted stock	1,148	2,115	1,301	1,536
—Diluted	33,084	31,563	33,106	30,890
Basic net income per share	$0.09	$0.03	$0.19	$0.06
Diluted net income per share	$0.09	$0.03	$0.19	$0.06

The following options and shares were outstanding, but were not included in the computation of weighted average diluted common share amounts as the effect of doing so would be anti-dilutive:

	Three Months		Six Months
	2012	2011	2012	2011
Anti-dilutive stock options, restrictive stock, and series C preferred stock	1,990	114	1,590	616

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

At January 31, 2012 and July 31, 2011, the outstanding Swap had a notional principal amount of $44.7 million and $48.8 million, respectively.

The derivative net loss on this contract recorded in AOCI by the Company at January 31, 2012 was $0.7 million. At January 31,

EASYLINK SERVICES INTERNATIONAL CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
(tabular data in thousands, except per share data)
(Unaudited)

2012, the portion of derivative net losses estimated to be reclassified from AOCI into earnings by the Company over the next 12 months is $0.4 million.

The Company’s fair value of outstanding derivative contracts recorded as liabilities in the accompanying Condensed Consolidated Balance Sheets (Unaudited) were as follows:

Derivatives designated as hedging instruments under ASC 815:	Balance Sheet Location	January 31, 2012	July 31, 2011
Interest rate swap	Other current liabilities	$607	$619
Interest rate swap	Other liabilities	518	436
Total liabilities designated as hedging instruments under ASC 815		$1,125	$1,055

The following table summarizes the impact of derivative instruments on Interest expense in the accompanying Condensed Consolidated Statements of Operations (Unaudited) for the three months ended January 31, 2012, pretax:

Derivatives designated as hedging instruments under ASC 815:	Statement of Operations Location	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)
Interest rate contract	Interest expense	$187	$—

The following table summarizes the impact of derivative instruments on Interest expense in the accompanying Condensed Consolidated Statements of Operations (Unaudited) for the six months ended January 31, 2012, pretax:

Derivatives designated as hedging instruments under ASC 815:	Statement of Operations Location	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)
Interest rate contract	Interest expense	$392	$—

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
(tabular data in thousands, except per share data)
(Unaudited)

8. FAIR VALUE REPORTING

ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), requires that fair value is an exit price, representing the amount that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. The valuation techniques required by ASC 820 are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions made by the Company. These two types of inputs create the following fair value hierarchy:

•	Level 1 — Observable inputs such as quoted prices in active market;

•	Level 2 — Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

•	Level 3 — Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at January 31, 2012:

	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount
Assets:
Cash	$21,575	$—	$—	$21,575
Cash Equivalents	80	—	—	80
Total Assets	$21,655	$—	$—	$21,655

Liabilities:
Interest Rate Swap	$—	$1,126	$—	$1,126
Notes Payable	—	—	79,283	85,538
Total Liabilities	$—	$1,126	$79,283	$86,664

The carrying amount of the notes payable contains a $1.3 million discount. The Company believes that the assets can be liquidated without restriction.

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

9. COMMITMENTS AND CONTINGENCIES

From time to time, the Company may become party to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business.  While the outcome of these matters cannot be predicted with certainty, the Company currently does not believe that the outcome of any of these claims or any of the legal matters mentioned elsewhere in this quarterly report on Form 10-Q will have a material adverse effect on its consolidated financial position, results of operations or cash flow. The Company expenses legal fees as incurred.

New York state excise tax - On January 6, 2012, the Company received a notice from the New York State Department of Taxation and Finance (the “Department”) stating that the Department was assessing the Company draft assessments of $10.5 million based almost entirely on estimates and assumptions that an excise tax was due on 100% of the Company's New York state revenues for the calendar year ended December 31, 2000 through the calendar year ended December 31, 2009. The Company believes that the calculation of the assessment is materially flawed and intends to contest it. The Company believes that any possible reasonable assessment will not be material to the Company. The Company establishes liabilities when a particular contingency is probable and estimable. The Company believes an assessment is reasonably possible; however, the reasonably possible exposure to losses cannot currently be estimated at this time.

Litigation

j2 - In June 2008, j2 Global Communications, Inc. (“j2”) brought a patent infringement lawsuit against the Company, alleging that the Company infringes three of j2's patents, U.S. Patent Nos. 6,597,688, 7,020,132 and 6,208,638 and seeking damages and injunctive relief. The case is pending in the U.S. District Court for the Central District of California and is currently in the discovery phase. The Company has denied infringing any of the j2 patents and has filed a counterclaim seeking a declaratory judgment that the j2 patents are invalid. Discovery in the matter is ongoing. The case is currently scheduled for trial in November 2012.

j2 attempted in the above-mentioned lawsuit to add an additional allegation of infringement of U.S. Patent No. 6,350,066, which the Court denied. Thereafter, in May 2011, j2's wholly-owned subsidiary Advanced Messaging Technologies Inc. (“AMT”) brought a new patent infringement lawsuit against the Company in the U.S. District Court for the Central District of California alleging that the Company infringes U.S. Patent No. 6,350,066. AMT seeks an injunction, royalties and damages. The Company has denied infringing the AMT patent and has filed a counterclaim seeking a declaratory judgment that the AMT patent is invalid. Discovery in the matter is ongoing. The case is currently scheduled for trial in March 2013.

The Company believes it has meritorious defenses to the j2 and AMT allegations and because they are at various stages of defenses, the ultimate outcome or range of outcomes is not yet determinable.

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

10. SEGMENT RESULTS

The Company manages its operations in two business segments, which are defined as follows:

•	On Demand Messaging Segment, which includes all electronic fax, e-mail, document capture and management (“DCM”), workflow and notifications services.

•	Supply Chain Messaging Segment, which includes all of our electronic data interchange (“EDI”) and telex services.

Segment information for the three and six months ended January 31, 2012 and 2011 is as follows:

	Three Months		Six Months
	2012	2011	2012	2011
Revenue from external customers
On Demand	$35,751	$37,934	$73,440	$50,888
Supply Chain	8,754	9,491	18,080	19,272
Total Service revenues, net	$44,505	$47,425	$91,520	$70,160

EASYLINK SERVICES INTERNATIONAL CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
(tabular data in thousands, except per share data)
(Unaudited)

The following is a reconciliation of operating segment income to net income for the three and six months ended January 31, 2012 and 2011:

	Three Months		Six Months
	2012	2011	2012	2011
Operating segment income
On Demand	$23,284	$22,862	$47,460	$31,761
Supply Chain	6,655	7,069	13,786	14,314
Segment gross profit	29,939	29,931	61,246	46,075
Corporate expenses	22,046	22,732	45,827	35,217
Acquisition and integration related	—	817	448	2,415
Operating income	7,893	6,382	14,971	8,443
Other income (expense), net	(1,869)	(1,575)	(3,406)	(2,077)
Income before income taxes	6,024	4,807	11,565	6,366
Provision for income taxes	3,155	1,868	5,394	2,460
Net Income	$2,869	$2,939	$6,171	$3,906

The Company does not currently break out total assets by reportable segment as there is a high level of shared utilization between the segments.

11. INCOME TAXES

The following reconciles the Federal statutory income tax rate with the Company’s effective tax rate for the three and six months ended January 31, 2012 and 2011:

	Three Months		Six Months
	2012	2011	2012	2011
Expected federal statutory rate	34.00%	34.00%	34.00%	34.00%
Increase (decrease) in taxes resulting from:
Permanent Differences	5.45%	—%	3.12%	—%
State and local income taxes, net of federal benefit	4.61%	4.86%	4.90%	4.64%
Other	(4.69)%	—%	(1.95)%	—%
Difference in rate for foreign taxes	(3.40)%	—%	(2.03)%	—%
Prior year true-up	16.40%	—%	8.60%	—%
Total effective tax rate	52.37%	38.86%	46.64%	38.64%

The Company's policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company does not have any material accrued interest or penalties associated with any unrecognized tax benefits, nor was any material interest expense recognized during the year.

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
Approximately 39% and 40% of our service revenues for the three and six months ended January 31, 2012, respectively were from customers outside of the U.S. compared to 44% and 39% for the three and six months ended January 31, 2011, respectively. Accordingly, our service revenues can fluctuate based on the performance of non-U.S. economies and significant changes in the value of the U.S. Dollar in relation to foreign currencies.  Our On Demand international operations are primarily denominated in Japanese Yen, Euros, Pounds Sterling and Australian Dollars.
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

Fiscal 2012 Quarter Compared to the Fiscal 2011 Quarter

Results of Operations

In this quarterly report on Form 10-Q we refer to the three months ended January 31, 2012 as the “Fiscal 2012 Quarter” and the three months ended January 31, 2011 as the “Fiscal 2011 Quarter.”

The following table reflects consolidated operating data, revenue, cost of services and gross profit by reported segment. All significant intersegment activity has been eliminated. Accordingly, the segment results below exclude the effect of transactions with our subsidiaries.

	Fiscal Quarter
	2012	2011	Variance
Service revenues, net:
On Demand
Fax Services	$27,061	$27,986	$(925)
DCM Services	548	469	79
Production Email	4,273	4,839	(566)
Notifications Services	2,171	2,983	(812)
Other Services	1,698	1,657	41
Total On Demand	35,751	37,934	(2,183)

Supply Chain
EDI Services	7,557	7,953	(396)
Telex Services	1,197	1,538	(341)
Total Supply Chain	8,754	9,491	(737)

Total Service revenues, net:	44,505	47,425	(2,920)

Cost of services:
On Demand	12,467	15,072	(2,605)
Supply Chain	2,099	2,422	(323)
Total Cost of services	14,566	17,494	(2,928)

Gross profit:
On Demand	23,284	22,862	422
Supply Chain	6,655	7,069	(414)
Total Gross profit	29,939	29,931	8

Product development and enhancement	3,038	3,557	(519)
Selling and marketing	6,386	6,776	(390)
General and administrative	12,622	12,399	223
Acquisition and integration related	—	817	(817)
Total Operating expenses	22,046	23,549	(1,503)

Other expense	(1,869)	(1,575)	(294)
Income before income taxes	$6,024	$4,807	$1,217

Fiscal 2012 Quarter Highlights

Service revenues, net — Total revenue for the Fiscal 2012 Quarter was $44.5 million, a decrease of $2.9 million, or 6.2%, as compared to the Fiscal 2011 Quarter. Foreign currency exchange translation increased revenue in the Fiscal 2012 Quarter by approximately $0.4 million. On Demand revenue decreased $2.2 million, or 5.8%. The On Demand revenue decline was primarily driven by the exit of certain low margin contracts that came with the Xpedite Business of approximately $1.1 million, coupled with declining volumes in production email related to our financial service customers and reduction in voice notification activity. Supply Chain revenue decreased $0.7 million, or 7.8%, from the Fiscal 2011 Quarter, as compared to the Fiscal 2012 Quarter, due to volume decreases in EDI and Telex services.
Gross Profit — Gross profit for the Fiscal 2012 Quarter remained virtually unchanged from the Fiscal 2011 Quarter at $29.9 million.  Gross margin for the Fiscal 2012 Quarter increased to 67.3% from 63.1% in the Fiscal 2011 Quarter. The increase in gross margin was mainly driven by the exit of certain low margin contracts associated with the Xpedite Business coupled with a change in revenue mix. Total cost of services decreased $2.9 million, or 16.7%, due to reduced telecommunication costs associated with the exit of the low margin contracts mentioned above, along with reductions in employee related expense and depreciation expense.
Operating Expenses — Operating expenses for the Fiscal 2012 Quarter totaled $22.0 million versus $23.5 million for the Fiscal 2011 Quarter, representing a decrease of approximately $1.5 million, or 6.4%. The decrease in operating expenses is primarily due to savings associated with the integration of the Xpedite Business, which is driven by reduced acquisition and integration related charges of $0.8 million and decreased costs of $1.0 million related to the transition service agreement entered into in connection with the purchase of the Xpedite Business. Acquisition and integration related charges reflected in operating expenses include, but are not limited to, transaction costs such as legal and accounting professional fees directly related to the acquisition, termination and related costs for transitional and certain other employees, integration related professional fees and other post business combination related expenses associated with the Xpedite Business. During the Fiscal 2012 Quarter we recognized increased stock compensation expenses of $0.7 million and increased legal expenses of $1.1 million as compared to the Fiscal 2011 Quarter. These increases were tempered by decreases in depreciation and amortization of $1.1 million in the Fiscal 2012 Quarter primarily due to the change in the preliminary estimate of the purchase price allocation of the Xpedite Business during the Fiscal 2011 Quarter coupled with the completion of amortization related to definite lived intangible assets from prior acquisitions.
Other Expense — Other expenses for the Fiscal 2012 Quarter consist mainly of net interest expense of approximately $1.4 million, which included $1.0 million in net cash interest expense, $0.2 million in interest expense from the amortization of the discount on the Term Loan and $0.2 million in interest expense associated with the interest rate swap we entered into during Fiscal 2011. See Liquidity and Capital Resources for additional information regarding the interest rate swap.  Interest expense for the Fiscal 2012 Quarter decreased $0.2 million from the Fiscal 2011 Quarter, due to lower principal on the 2010 Loans. Other non-operating expense for the Fiscal 2012 Quarter totaled $0.4 million versus Other non-operating income of $23.0 thousand for the Fiscal 2011 Quarter. The increase of $0.4 million in other non-operating expense during the Fiscal 2012 Quarter relates to foreign exchange losses related to our international operations.

Six Months Ended January 31, 2012 Compared to Six Months Ended January 31, 2011

The following table reflects consolidated operating data, revenue, cost of services and gross profit by reported segment. All significant intersegment activity has been eliminated. Accordingly, the segment results below exclude the effect of transactions with our subsidiaries.

	Six Months
	2012	2011	Variance
Service revenues, net:
On Demand
Fax Services	$55,128	$38,293	$16,835
DCM Services	1,110	966	144
Production Email	9,261	6,282	2,979
Notifications Services	4,553	3,307	1,246
Other Services	3,388	2,040	1,348
Total On Demand	73,440	50,888	22,552

Supply Chain
EDI Services	15,508	16,037	(529)
Telex Services	2,572	3,235	(663)
Total Supply Chain	18,080	19,272	(1,192)

Total Service revenues, net:	91,520	70,160	21,360

Cost of services:
On Demand	25,980	19,127	6,853
Supply Chain	4,294	4,958	(664)
Total Cost of services	30,274	24,085	6,189

Gross profit:
On Demand	47,460	31,761	15,699
Supply Chain	13,786	14,314	(528)
Total Gross profit	61,246	46,075	15,171

Product development and enhancement	6,037	5,496	541
Selling and marketing	12,913	9,733	3,180
General and administrative	26,877	19,988	6,889
Acquisition and integration related	448	2,415	(1,967)
Total Operating expenses	46,275	37,632	8,643

Other expense	(3,406)	(2,077)	(1,329)
Income before income taxes	$11,565	$6,366	$5,199

Service revenues, net — Total revenue for the six months ended January 31, 2012 was $91.5 million, an increase of $21.4 million, or 30.4%, as compared to the six months ended January 31, 2011. Foreign currency exchange translation increased revenue in the six months ended January 31, 2012 by approximately $0.5 million. On Demand revenue increased $22.5 million, or 44.3% from the six months ended January 31, 2011. The Xpedite Business contributed $53.6 million of revenue for the six months ended January 31, 2012, as compared to $30.9 million in the six months ended January 31, 2011, which was the main driver for the On Demand revenue increase. The increase in revenue in the On Demand segment was tempered by declines mentioned in the Fiscal 2012 Quarter coupled with decreased notification services related to the non-recurrence of governmental elections in our Asian Pacific region. Supply Chain revenue decreased $1.2 million, or 6.2%, from the six months ended January 31, 2011, as compared to the six months ended January 31, 2012, due to decreases in EDI and Telex services.
Gross Profit — Gross profit increased $15.2 million, or 32.9%, from the six months ended January 31, 2011, as compared to the six months ended January 31, 2012.  The Xpedite Business contributed $33.8 million in gross profit during the six months ended January 31, 2012 as compared to $17.6 million in the six months ended January 31, 2011. Gross margin for the six months ended January 31, 2012 increased to 66.9% from 65.7% in the six months ended January 31, 2012. The increase of gross margin as a percentage was mainly driven by the exit of certain low margin contracts that came with the Xpedite Business during the Fiscal 2012 Quarter. The On Demand services have grown to 80.5% of total revenue in the six months ended January 31, 2012 from 72.5% in the six months ended January 31, 2011. The On Demand services have a higher cost of delivery driven by the telecommunication expenses for fax services. Total cost of services increased $6.2 million, or 25.7%, due to the cost of delivery for the Xpedite Business along with increases in outside professional services, which were mitigated by reductions in employee related expense and depreciation expense.
Operating Expenses — Operating expenses for the six months ended January 31, 2012 totaled $46.3 million versus $37.6 million for the six months ended January 31, 2011, representing an increase of $8.6 million, or 23.0%. The increase in operating expenses during the six months ended January 31, 2012 is primarily attributable to the acquisition of the Xpedite Business, which contributed $21.4 million, or 46.2% of operating expenses in the six months ended January 31, 2012 as compared to $13.0 million, or 34.6% of operating expenses in the six months ended January 31, 2011.
During the six months ended January 31, 2012 we recognized $0.4 million in acquisition and integration related charges as compared to $2.4 million in the six months ended January 31, 2011. Acquisition and integration related charges reflected in operating expenses include, but are not limited to, transaction costs such as legal and accounting professional fees directly related to the acquisition, termination and related costs for transitional and certain other employees, integration related professional fees and other post business combination related expenses associated with the Xpedite Business. The decrease in acquisition and integrated related charges of $2.0 million and decreased costs of $1.1 million related to the transition service agreement entered into in connection with the purchase of the Xpedite Business were slightly tempered by higher stock compensation costs of $1.0 million, increased legal expenses of $2.3 million incurred in the six months ended January 31, 2012. We anticipate the decreases in operating expenses to continue due to savings associated with the integration of the Xpedite Business.
Other Expense — Other expenses for the six months ended January 31, 2012 consist mainly of net interest expense of approximately $3.0 million, which included $2.3 million in net cash interest expense, $0.3 million in interest expense from the amortization of the discount on the Term Loan and $0.4 million in interest expense associated with the interest rate swap we entered into during Fiscal 2011. See Liquidity and Capital Resources for additional information regarding the interest rate swap. Interest expense for the six months ended January 31, 2012 increased $0.6 million from the six months ended January 31, 2011, due to the 2011 Loans, entered into in our first fiscal quarter of Fiscal 2011. Other non-operating expense for the six months ended January 31, 2012 totaled $0.4 million versus Other non-operating income of $0.3 million for the six months ended January 31, 2011. The increase of $0.7 million in other non-operating expense during the six months ended January 31, 2012 relates to foreign exchange losses related to our international operations.

Liquidity and Capital Resources

Our principal source of liquidity consists of cash generated from operations. Cash and cash equivalents decreased approximately $8.5 million to a total balance of $21.7 million as of January 31, 2012 from $30.2 million as of July 31, 2011, primarily as a result of repayment of outstanding indebtedness.

Operating Activities. Our net cash provided by operating activities for the six months ended January 31, 2012 was $15.6 million, an increase of $2.7 million, or 20.7%, as compared to the six months ended January 31, 2011. The most significant contributor to the increase in our net cash provided by operating activities is an increase of $2.3 million in our net income, which is primarily attributable to the inclusion of the Xpedite Business. As the majority of our revenue is recurring under contract, it is primarily affected by the volumes incurred by the customer using the underlying messaging application. Operating expenses are primarily driven by labor costs and telecom costs which are directly tied to customer utilization of messaging services.

Our accounts receivable decreased approximately $3.6 million in the six months ended January 31, 2012. We had a days sales outstanding (“DSO”) of 54.92 and 58.3 as of January 31, 2012 and July 31, 2011, respectively.  We consider our DSO to be within the industry norm and do not see any trends in our DSO that will negatively affect our future liquidity.

Debt Financing Activities. In connection with the Xpedite Business acquisition, we entered into a new credit facility (the "2010 Credit Agreement") consisting of a $110.0 million term loan (the “Term Loan”) and a $20.0 million revolving loan (the “Revolving Loan” and together with the Term Loan, the “2010 Loans”) of which $12.0 million of the Revolving Loan was drawn upon to refinance our previous credit facility.  The 2010 Loans call for quarterly payments of $4.1 million with interest and a final balloon payment in October 2014, with interest.  At January 31, 2012 there was $1.9 million outstanding on the Revolving Loan and $84.9 million outstanding on the Term Loan. Under the terms of the 2010 Credit Agreement, we made our scheduled quarterly payments of $4.1 million along with interest due. During the six months ended January 31, 2012, we made payments in the amount of $6.0 million on the Revolving Loan and began to utilize the swingline option to fund day to day cash needs where any shortfall is expected to last less than 30 days.  As of January 31, 2012 the outstanding balance on the swingline was $1.9 million.

For additional information pertaining to our indebtedness, see Note 4, Indebtedness, of Notes to Condensed Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q (Unaudited).

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

Foreign exchange gains and (losses) on foreign currency transactions aggregated to $(0.5) million and $(0.8) million for the three and six months ended January 31, 2012, respectively and ($0.2) million and $0.1 million for the three and six months ended January 31, 2011, respectively. As of January 31, 2012 and July 31, 2011, cumulative translation adjustments included in other comprehensive income amounted to approximately $3.0 million and $2.1 million, respectively.

Sensitivity Analysis

The analysis below is hypothetical and should not be considered a projection of future risks. Earnings projections are before tax.

At January 31, 2012, the potential change in fair value of our outstanding interest rate derivative instrument, assuming a 10 basis point, or approximately 35%, unfavorable shift in the underlying interest rates, would be an approximate loss of $0.1 million. The net impact on reported earnings, after also including the reduction in one year's interest expense on the related debt due to the same shift in interest rates, would be approximately a net gain of $0.1 million.

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

Internal Controls over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the second quarter of fiscal year 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For information pertaining to our legal proceedings, see Note 9, Commitments and Contingencies, of Notes to Condensed Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q (Unaudited).

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

For additional risk factors see those disclosed in our annual report on Form 10-K for the year ended July 31, 2011, previously filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

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

Date: March 12, 2012

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