Form 10-Q
period 2012-04-30
EASYLINK SERVICES INTERNATIONAL CORP
filed 2012-05-30
CIK 894738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2012 or
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

As of May 22, 2012, the issuer had outstanding 32,118,325 shares of class A common stock, $0.01 par value.

EASYLINK SERVICES INTERNATIONAL CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EASYLINK SERVICES INTERNATIONAL CORPORATION
Condensed Consolidated Balance Sheets
As of April 30, 2012 and July 31, 2011
(In thousands, except per share data)
(Unaudited)

	April 30, 2012	July 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$22,535	$30,178
Accounts receivable, net of allowance for doubtful accounts and allowance for sales returns and allowances of $2,097 and $2,897, respectively	28,087	29,752
Prepaid expenses and other current assets	3,310	3,956
Deferred income taxes	2,127	3,709
Total current assets	56,059	67,595

Property and equipment, net of accumulated depreciation of $24,067 and $21,083, respectively	9,432	10,127
Goodwill	73,238	73,494
Other intangible assets, net	61,629	68,615
Deferred income taxes, net	22,532	22,507
Other assets	562	721
Total assets	$223,452	$243,059

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,595	$5,527
Notes payable	15,978	28,088
Accrued expenses	15,964	19,051
Deferred revenue and other current liabilities	1,889	3,360
Total current liabilities	39,426	56,026

Notes payable, net of current portion	63,654	80,174
Deferred income taxes, net	7,279	6,940
Other liabilities	741	814
Total liabilities	111,100	143,954

Commitments and contingencies
Stockholders’ Equity:
Preferred stock: 5,000 shares authorized, including 3 shares of series E and 100 shares of series F; no shares issued or outstanding	—	—
Common stock: class A - par value $.01 per share, 300,000 shares authorized, one vote per share; 33,113 and 32,432 shares issued at April 30, 2012 and July 31, 2011, respectively	331	324
Additional paid-in capital	140,876	137,467
Treasury stock — 1,000 shares as of April 30, 2012 and July 31, 2011	(2,122)	(2,122)
Accumulated other comprehensive loss	(3,458)	(2,789)
Accumulated deficit	(23,275)	(33,775)
Total stockholders’ equity	112,352	99,105

Total liabilities and stockholders’ equity	$223,452	$243,059

See accompanying notes which are an integral part of these condensed consolidated financial statements.

EASYLINK SERVICES INTERNATIONAL CORPORATION
Condensed Consolidated Statements of Operations
For the three and nine months ended April 30, 2012 and 2011
(In thousands, except per share data)
(Unaudited)

	Three Months		Nine Months
	2012	2011	2012	2011

Service revenues, net	$45,405	$47,782	$136,924	$117,942
Cost of services	15,317	16,388	45,591	40,473
Gross profit	30,088	31,394	91,333	77,469

Operating expenses:
Product development and enhancement	3,261	3,338	9,298	8,833
Selling and marketing	6,726	6,750	19,639	16,483
General and administrative	12,583	12,841	39,461	32,829
Acquisition and integration related	1,033	—	1,480	2,415
Total Operating expenses	23,603	22,929	69,878	60,560

Operating income	6,485	8,465	21,455	16,909

Other income (expense):
Interest expense	(1,262)	(1,651)	(4,250)	(4,063)
Other non-operating income (expense)	(643)	163	(1,060)	498
Total Other income (expense)	(1,905)	(1,488)	(5,310)	(3,565)

Income before income taxes	4,580	6,977	16,145	13,344
Provision for income taxes	251	2,637	5,645	5,098
Net Income	4,329	4,340	10,500	8,246

Dividends on preferred stock	—	—	—	(2,012)
Net income attributable to common stockholders	$4,329	$4,340	$10,500	$6,234

Basic net income per common share	$0.14	$0.14	$0.33	$0.21

Diluted net income per common share	$0.13	$0.13	$0.32	$0.20

Weighted average number of common shares outstanding – basic	32,040	30,184	31,882	29,625

Weighted average number of common shares outstanding – diluted	33,360	32,296	33,190	31,353

See accompanying notes which are an integral part of these condensed consolidated financial statements.

EASYLINK SERVICES INTERNATIONAL CORPORATION
Condensed Consolidated Statements of Other Comprehensive Income
For the three and nine months ended April 30, 2012 and 2011
(In thousands)
(Unaudited)

	Three Months		Nine Months
	2012	2011	2012	2011

Net Income	$4,329	$4,340	$10,500	$8,246
Other comprehensive income:
Foreign currency translation	216	2,695	(746)	3,036
Net unrealized gain (loss) on derivative instrument, net of tax	148	(499)	77	(499)
Net change to derive comprehensive income for the period, net of tax	364	2,196	(669)	2,537

Comprehensive income	$4,693	$6,536	$9,831	$10,783

See accompanying notes which are an integral part of these condensed consolidated financial statements.

EASYLINK SERVICES INTERNATIONAL CORPORATION
Condensed Consolidated Statements of Cash Flows
For the nine months ended April 30, 2012 and 2011
(In thousands)
(Unaudited)

	Nine Months
	2012	2011
Cash flows from operating activities:
Net Income	$10,500	$8,246
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,634	9,955
Bad debt expense	(82)	1,001
Amortization of discount and other non-cash interest expense	476	849
Deferred income taxes, net	2,821	4,382
Non-cash charges for equity instruments issued for compensation and services	2,093	927
Changes in assets and liabilities:
Accounts receivable	2,204	(5,447)
Prepaid expenses and other assets	1,631	(3,282)
Accounts payable	(8)	489
Accrued expenses	(2,985)	502
Other liabilities	(2,942)	1,672
Net cash provided by operating activities	23,342	19,294

Cash flows from investing activities:
Purchases of property and equipment	(2,397)	(1,696)
Acquisition, net of cash acquired	—	(101,166)
Net cash used in investing activities	(2,397)	(102,862)

Cash flows from financing activities:
Proceeds from sale of stock and exercise of options	1,314	570
Borrowings of notes payable	5,350	122,000
Repayments of notes payable and capital lease	(34,424)	(31,770)
Dividends paid	—	(200)
Net cash (used in) provided by financing activities	(27,760)	90,600

Effect of foreign exchange rate changes on cash and cash equivalents	(828)	421
Net (decrease) increase in cash and cash equivalents	(7,643)	7,453

Cash and cash equivalents, beginning of period	30,178	20,475
Cash and cash equivalents, end of period	$22,535	$27,928

See accompanying notes which are an integral part of these condensed consolidated financial statements.

EASYLINK SERVICES INTERNATIONAL CORPORATION
Notes to Condensed Consolidated Financial Statements
(tabular data in thousands, except per share data)
(Unaudited)

1. BASIS OF PRESENTATION

These condensed consolidated financial statements of EasyLink Services International Corporation (referred to as “EasyLink,” the “Company,” “we,” “our” or “us”) have been prepared by the Company, without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and, in the opinion of the Company, include all adjustments (which are normal and recurring in nature) necessary to present fairly the financial position of the Company at April 30, 2012 and July 31, 2011, and the results of operations for the three and nine months ended April 30, 2012 and  2011 and the cash flows for the nine months ended April 30, 2012 and 2011. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended July 31, 2011.

Operating results for the three and nine months ended April 30, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2012 or any future period.

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

(c) Foreign Currency Translation

Assets and liabilities of the Company's foreign subsidiaries are translated at the rate of exchange existing at each reporting period, with revenues, expenses, and cash flows translated at the average of the monthly exchange rates. Adjustments resulting from translation of the financial statements are recorded as a component of accumulated other comprehensive income (loss) (“AOCI”). Also included in AOCI are the effects of exchange rate changes on intercompany balances of a long-term nature. The changes in accumulated foreign currency translation were primarily attributable to the impact of translation of the net assets of the Company's international operations, primarily denominated in Japanese Yen, Pounds Sterling and Euros. As of April 30, 2012 and July 31, 2011, foreign currency translation adjustment balances of $2.8 million and $2.1 million, respectively, were reflected in the accompanying Condensed Consolidated Balance Sheets (Unaudited) in AOCI. Exchange gains (losses) on foreign currency transactions aggregating to $(0.6) million and $(1.4) million for the three and nine months ended April 30, 2012 and $0.1 million and $0.1 million for the three and nine months ended April 30, 2011, respectively, are included in Other income (expense), in the accompanying Condensed Consolidated Statements of Operations (Unaudited).

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

EASYLINK SERVICES INTERNATIONAL CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
(tabular data in thousands, except per share data)
(Unaudited)

For the three and nine months ended April 30, 2012 and 2011, no single customer accounted for more than 10% of revenue. No single customer accounted for more than 10% of accounts receivable at April 30, 2012 and July 31, 2011.

Approximately 40% and 41% of the Company’s revenues during the three and nine months ended April 30, 2012, respectively, and 44% and 41% of the Company’s revenues during the three and nine months ended April 30, 2011, respectively, occurred outside of the U.S.

(e) Acquisition and integration related charges

Acquisition and integration related charges reflected in operating expenses include, but are not limited to transaction costs such as legal and accounting professional fees directly related to acquisitions, termination and related costs for transitional and certain other employees, integration related professional fees and other post business combination related expenses. In addition, acquisition and integration charges include consultation, legal and professional fees related to the Agreement and Plan of Merger (the “Merger Agreement”) with Open Text Corporation (“Open Text”), and Epic Acquisition Sub Inc., an indirect wholly-owned subsidiary of Open Text (“Merger Sub”), entered into on May 1, 2012. See Note 12, Subsequent Events, for additional information regarding the Merger Agreement.

The following table summarizes Acquisition and integration related charges included in the accompanying Condensed Consolidated Statement of Operations (Unaudited) for the three and nine months ended April 30, 2012 and 2011:

	Three Months		Nine Months
	2012	2011	2012	2011
Legal and professional fees	$1,033	$—	$1,033	$2,044
Employee termination costs	—	—	248	371
Integration costs	—	—	199	—
Total Acquisition and integration related	$1,033	$—	$1,480	$2,415

(f) Recently Adopted Accounting Pronouncements

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

(g) Recent Accounting Pronouncements not yet adopted

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

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820)(“ASU 2011-04”). ASU 2011-04 is intended to create consistency between GAAP and International Financial Reporting Standards on the definition of fair value and on the guidance on how to measure fair value and on what to disclose about fair value measurements. ASU 2011-04 will be effective for financial statements issued for fiscal periods beginning after December 15, 2011, with early adoption prohibited for public entities. The Company is currently evaluating the impact ASU 2011-04 will have on its consolidated financial statements.

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

During the nine months ended April 30, 2011, the Company incurred $4.6 million of transaction costs related to the acquisition of the Xpedite Business, of which $2.4 million was expensed as incurred in accordance with ASC Topic 805, Business Combinations (“ASC 805”) in the nine months ended April 30, 2011 and $2.2 million was recorded as a discount to the Term Loan and will be amortized over the same period as the Term Loan. The Company incurred acquisition and integration related charges related to the Xpedite Business of $0.5 million for the nine months ended April 30, 2012. See Note1(e), Acquisition and integration related charges, for additional information on the Company's acquisition and integration related charges.

In accordance with ASC 805, the Company accounted for the acquisition by applying the acquisition method of accounting. The acquisition method of accounting requires that the consideration transferred in a business combination be measured at fair value as of the closing date of the acquisition.

Impact on Results of Operations
The results of the Xpedite Business since October 21, 2010 are included in the Company's Condensed Consolidated Statements of Operations (Unaudited). The financial results are reported in the Company's On Demand segment. See Note 10, Segment Results for information regarding the Company's segments.

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

Pro Forma Consolidated Combined Statement of Operations (Unaudited)

	Nine Months
	2012	2011

Service revenues, net	$136,924	$143,332
Cost of services	45,591	47,376
Gross profit	91,333	95,956

Operating expenses:
Product development and enhancement	9,298	9,918
Selling and marketing	19,639	22,196
General and administrative	39,461	47,558
Acquisition and integration related	1,480	2,415
Total Operating expenses	69,878	82,087

Operating income	21,455	13,869

Other income (expense):
Interest expense	(4,250)	(4,576)
Other non-operating income (expense)	(1,060)	503
Total Other income (expense)	(5,310)	(4,073)

Income before income taxes	16,145	9,796
Provision for income taxes	5,645	2,743
Net Income	10,500	7,053

Dividends on preferred stock	—	(2,012)
Net income attributable to common stockholders	$10,500	$5,041

Basic net income per common share	$0.33	$0.17

Diluted net income per common share	$0.32	$0.16

Weighted average number of common shares outstanding – basic	31,882	29,625

Weighted average number of common shares outstanding –diluted	33,190	31,353

EASYLINK SERVICES INTERNATIONAL CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
(tabular data in thousands, except per share data)
(Unaudited)

The pro forma statements reflect the results of operations for the Company for the nine months ended April 30, 2012 and 2011, and the results of operations for the Xpedite Business for the period from August 1, 2010 through October 20, 2010.  The pro forma adjustments used to prepare the statements above include the removal of intercompany interest between the Xpedite Business and PGI of $0.1 million in the nine months ended April 30, 2011. General and administrative expenses have been increased for the amortization expense associated with the fair value adjustment at October 21, 2010 of definite lived intangible assets, for a net adjustment of $1.5 million in the nine months ended April 30, 2011. In addition, cost of services have been decreased for the depreciation expense associated with the fair value adjustment at October 21, 2010 of fixed assets, for a net adjustment of $3.2 million in the nine months ended April 30, 2011. Interest expense has been adjusted to reflect the 2010 Loans for a net increase of $0.6 million in the nine months ended April 30, 2011.

3. GOODWILL AND OTHER INTANGIBLE ASSETS

Intangible assets are summarized as follows:

	Weighted average amortization period (years)	April 30, 2012	July 31, 2011
Purchased customer relationships	6-12	$59,533	$59,950
Internally developed systems	4-10	28,786	28,717
Non-competition agreements	5	1,200	1,200
Trade names	<1	3,776	3,761
Intangible assets, gross		93,295	93,628
Less accumulated amortization:
Purchased customer relationships		(17,330)	(12,640)
Internally developed systems		(13,757)	(12,000)
Non-competition agreements		(366)	(186)
Trade names		(213)	(187)
Accumulated amortization		(31,666)	(25,013)
Intangible assets, net		$61,629	$68,615

Indefinite lived intangible assets not subject to amortization were $3.5 million at April 30, 2012 and July 31, 2011.

The changes in the carrying amount of intangible assets for the nine months ended April 30, 2012 are as follows:

Balance at July 31, 2011	$68,615
Intangible amortization	(6,254)
Foreign currency effect	(732)
Balance at April 30, 2012	$61,629

The Company estimates annual amortization expense for the next five fiscal years will approximate $8.0 million.

The changes in the carrying amount of goodwill for the nine months ended April 30, 2012 are as follows:

Balance at July 31, 2011	$73,494
Foreign currency effect	(256)
Balance at April 30, 2012	$73,238

EASYLINK SERVICES INTERNATIONAL CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
(tabular data in thousands, except per share data)
(Unaudited)

4. INDEBTEDNESS

Long term debt and capital lease obligations at April 30, 2012 and July 31, 2011 are as follows:

	April 30, 2012	July 31, 2011

Term Loan, due October 21, 2014	$80,733	$101,750
Revolving Loan, expiring October 21, 2014	—	8,000
Capital leases	83	172
Debt discount	(1,184)	(1,660)
Subtotal	79,632	108,262
Less current portion of capital leases	30	87
Less current portion of debt discount	(552)	(624)
Less current portion of long term debt	16,500	28,625
Long term debt	$63,654	$80,174

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

At April 30, 2012, the Company was in compliance with all covenants under the 2010 Credit Agreement.

EASYLINK SERVICES INTERNATIONAL CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
(tabular data in thousands, except per share data)
(Unaudited)

Borrowings under the 2010 Credit Agreement bear interest, at the Company’s election, at a rate tied to one of the following rates, in each case plus a specified margin: (i) the higher of (1) the prime lending rate of the administrative agent under the 2010 Credit Agreement, (2) the U.S. Federal Funds Rate plus 0.5%, and (3) adjusted one-month LIBOR plus 1.0%; (ii) adjusted LIBOR for the interest period of such borrowing; and (iii) a LIBOR index rate. The interest margin for each such type of borrowing varies from 1.75% to 4.50%, depending on the Company’s consolidated leverage ratio at the time of such borrowing. As of April 30, 2012 the interest rate on the Term Loan was approximately 4.0%.

Within the Revolving loan there is a carve-out of $5.0 million for letters of credit and $5.0 million for borrowings under a swingline option.  During the three months ended January 31, 2012, the Company began to utilize the swingline option to fund day to day cash needs where any shortfall is expected to last less than 30 days.  The interest rate is equivalent to the higher of (1) the prime lending rate of the administrative agent under the 2010 Credit Agreement, (2) the U.S. Federal Funds Rate plus 0.5%, or (3) Adjusted LIBOR plus 1%, plus the applicable margin.  As of April 30, 2012 the outstanding balance on the swingline was $0.0 million with an interest rate of approximately 6.0%.

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

There were no outstanding series C preferred stock at April 30, 2012 and July 31, 2011.

Under GAAP, the difference between the fair market value of the class A common stock that the holder of the series C preferred stock would have received under the old conversion terms and the fair market value of the class A common stock actually received upon conversion under the new terms must be recorded as a dividend.  As a result, the Company recorded a one-time non-cash dividend of approximately $1.96 million upon conversion of the series C preferred stock into class A common stock during Fiscal 2011.

EASYLINK SERVICES INTERNATIONAL CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
(tabular data in thousands, except per share data)
(Unaudited)

6. EARNINGS PER SHARE

Basic earnings per common share is computed by dividing the net income or loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during each period. The weighted-average number of common shares outstanding does not include any potentially dilutive securities or any unvested restricted shares of common stock. These unvested restricted shares, although classified as issued and outstanding at April 30, 2012 and 2011, are considered contingently returnable until the restrictions lapse and will not be included in the basic earnings per share calculation until the shares are vested. Diluted earnings per share is calculated by dividing net income or loss attributable to common stockholders by the weighted average number of shares of common stock outstanding and all potential dilutive common shares that were outstanding during the period. The difference between basic and diluted weighted-average shares outstanding in the three and nine months ended April 30, 2012 and 2011 is due to the effects of restricted stock and assumed conversion of employee incentive stock options awards.

The following table represents a reconciliation of the shares used in the calculation of basic and diluted net income per share contained in the accompanying Condensed Consolidated Statements of Operations (Unaudited) for the three and nine months ended April 30, 2012 and 2011:

	Three Months		Nine Months
	2012	2011	2012	2011
Net income	$4,329	$4,340	$10,500	$8,246
Less: Series C preferred dividends	—	—	—	(2,012)
Net income available to common stockholders	$4,329	$4,340	$10,500	$6,234

Weighted average shares outstanding:
—Basic	32,040	30,184	31,882	29,625
Add: Stock options & restricted stock	1,320	2,112	1,308	1,728
—Diluted	33,360	32,296	33,190	31,353
Basic net income per share	$0.14	$0.14	$0.33	$0.21
Diluted net income per share	$0.13	$0.13	$0.32	$0.20

The following options and shares were outstanding, but were not included in the computation of weighted average diluted common share amounts as the effect of doing so would be anti-dilutive:

	Three Months		Nine Months
	2012	2011	2012	2011
Anti-dilutive stock options, restrictive stock, and series C preferred stock	1,819	721	1,694	351

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

At April 30, 2012 and July 31, 2011, the outstanding Swap had a notional principal amount of $42.6 million and $48.8 million, respectively.

The derivative net loss on this contract recorded in AOCI by the Company at April 30, 2012 was $0.6 million. At April 30, 2012, the portion of derivative net losses estimated to be reclassified from AOCI into earnings by the Company over the next 12 months is $0.4 million.

The Company’s fair value of outstanding derivative contracts recorded as liabilities in the accompanying Condensed Consolidated Balance Sheets (Unaudited) were as follows:

Derivatives designated as hedging instruments under ASC 815:	Balance Sheet Location	April 30, 2012	July 31, 2011
Interest rate swap	Other current liabilities	$553	$619
Interest rate swap	Other liabilities	423	436
Total liabilities designated as hedging instruments under ASC 815		$976	$1,055

The following table summarizes the impact of derivative instruments on Interest expense in the accompanying Condensed Consolidated Statements of Operations (Unaudited) for the three months ended April 30, 2012, pretax:

Derivatives designated as hedging instruments under ASC 815:	Statement of Operations Location	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)
Interest rate contract	Interest expense	$(176)	$—

EASYLINK SERVICES INTERNATIONAL CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
(tabular data in thousands, except per share data)
(Unaudited)

The following table summarizes the impact of derivative instruments on Interest expense in the accompanying Condensed Consolidated Statements of Operations (Unaudited) for the nine months ended April 30, 2012, pretax:

Derivatives designated as hedging instruments under ASC 815:	Statement of Operations Location	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)
Interest rate contract	Interest expense	$(569)	$—

The following table summarizes the impact of derivative instruments on Interest expense in the accompanying Condensed Consolidated Statements of Operations (Unaudited) for the three and nine months ended April 30, 2011, pretax:

Derivatives designated as hedging instruments under ASC 815:	Statement of Operations Location	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)
Interest rate contract	Interest expense	$(192)	$—

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
(tabular data in thousands, except per share data)
(Unaudited)

8. FAIR VALUE REPORTING

ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), requires that fair value is an exit price, representing the amount that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. The valuation techniques required by ASC 820 are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions made by the Company. These two types of inputs create the following fair value hierarchy:

•	Level 1 — Observable inputs such as quoted prices in active market;

•	Level 2 — Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

•	Level 3 — Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at April 30, 2012:

	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount
Assets:
Cash Equivalents	$80	$—	$—	$80
Total Assets	$80	$—	$—	$80

Liabilities:
Interest Rate Swap	$—	$976	$—	$976
Notes Payable	—	—	74,813	79,632
Total Liabilities	$—	$976	$74,813	$80,608

The carrying amount of the notes payable contains a $1.2 million discount. The Company believes that the assets can be liquidated without restriction.

EASYLINK SERVICES INTERNATIONAL CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
(tabular data in thousands, except per share data)
(Unaudited)

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at July 31, 2011, consistent with the fair value hierarchy provisions of ASC 820:

	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount
Assets:
Cash Equivalents	$80	$—	$—	$80
Total Assets	$80	$—	$—	$80

Liabilities:
Interest Rate Swap	$—	$1,055	$—	$1,055
Notes Payable	—	—	99,932	108,263
Total Liabilities	$—	$1,055	$99,932	$109,318

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

Litigation

j2 - In June 2008, j2 Global Communications, Inc. (“j2”) brought a patent infringement lawsuit against the Company, alleging that certain Company services infringe three of j2's patents, U.S. Patent Nos. 6,597,688 (the " '688 patent"), 7,020,132 (the " '132 patent") and 6,208,638 (the " '638 patent") and seeking damages and injunctive relief. The case is pending in the U.S. District Court for the Central District of California and is currently in the discovery phase. The Company has denied infringing any of the j2 patents and has filed a counterclaim seeking, among other things, a declaratory judgment that the j2 patents are invalid. Discovery in the matter is ongoing. The case is currently scheduled for trial in February 2013.

j2 attempted in the above-mentioned lawsuit to add an additional allegation of infringement of U.S. Patent No. 6,350,066 (the " '066 patent") against a newly acquired Xpedite Business service, which the Court denied. Thereafter, in May 2011, j2's wholly-owned subsidiary Advanced Messaging Technologies Inc. (“AMT”) brought a new patent infringement lawsuit against the Company in the U.S. District Court for the Central District of California alleging that the Company infringes the '066 patent. On March 9, 2012, AMT filed an Amended Complaint adding j2 as a plaintiff and adding allegations of infringement of the '688, '132, and '638 patents. AMT and j2 are seeking an injunction, royalties and damages. The Company has denied infringing the AMT patent and has filed a counterclaim seeking, among other things, a declaratory judgment that all of the asserted patents are invalid. Discovery in the matter is ongoing. The case is currently scheduled for trial in March 2013.

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
New York state sales tax - As a result of a New York state sales tax audit completed in 2005 of EasyLink Services International, Inc., a dissolved subsidiary of EasyLink Services Corporation, EasyLink Services International, Inc. was assessed approximately $0.5 million in tax, interest, and penalties on sales for the sales tax period beginning March 1, 2001 and ending May 31, 2004.  EasyLink is currently pursuing a judicial appeal of the July 2009 decision of the Tax Appeals Tribunal by posting a bond and filing a Notice of Petition with the New York State Appellate Division in Albany, New York. New York sales tax audits for subsequent periods are also underway for Easylink Services International, Inc. (for the period June 1, 2004 through May 31, 2005) and Easylink Services USA, Inc. (for the period June 1, 2004 through February 28, 2011).  The audits for the subsequent periods are ongoing and the results of those audits are in significant part contingent on what happens in connection with the above-referenced sales tax appeal.  No liabilities or assessments have been proposed by the New York Tax Department in for the audits for the subsequent periods at this time.

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

10. SEGMENT RESULTS

The Company manages its operations in two business segments, which are defined as follows:

•	On Demand Messaging Segment, which includes all electronic fax, e-mail, document capture and management (“DCM”), workflow and notifications services.

•	Supply Chain Messaging Segment, which includes all of our electronic data interchange (“EDI”) and telex services.

Segment information for the three and nine months ended April 30, 2012 and 2011 is as follows:

	Three Months		Nine Months
	2012	2011	2012	2011
Revenue from external customers
On Demand	$36,714	$38,456	$110,155	$89,344
Supply Chain	8,691	9,326	26,769	28,598
Total Service revenues, net	$45,405	$47,782	$136,924	$117,942

EASYLINK SERVICES INTERNATIONAL CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
(tabular data in thousands, except per share data)
(Unaudited)

The following is a reconciliation of operating segment income to net income for the three and nine months ended April 30, 2012 and 2011:

	Three Months		Nine Months
	2012	2011	2012	2011
Operating segment income
On Demand	$23,893	$24,302	$71,354	$56,063
Supply Chain	6,195	7,092	19,979	21,406
Segment gross profit	30,088	31,394	91,333	77,469
Corporate expenses	22,570	22,929	68,398	58,145
Acquisition and integration related	1,033	—	1,480	2,415
Operating income	6,485	8,465	21,455	16,909
Other income (expense), net	(1,905)	(1,488)	(5,310)	(3,565)
Income before income taxes	4,580	6,977	16,145	13,344
Provision for income taxes	251	2,637	5,645	5,098
Net Income	$4,329	$4,340	$10,500	$8,246

The Company does not currently break out total assets by reportable segment as there is a high level of shared utilization between the segments.

11. INCOME TAXES

The following reconciles the Federal statutory income tax rate with the Company’s effective tax rate for the three and nine months ended April 30, 2012 and 2011:

	Three Months		Nine Months
	2012	2011	2012	2011
Expected federal statutory rate	34.00%	34.00%	34.00%	34.00%
Increase (decrease) in taxes resulting from:
Permanent Differences	3.88%	—%	3.34%	—%
State and local income taxes, net of federal benefit	4.50%	3.80%	4.78%	4.20%
Other	3.53%	—%	(0.39)%	—%
Difference in rate for foreign taxes	(40.27)%	—%	(6.74)%	—%
Prior year true-up	(0.16)%	—%	(0.03)%	—%
Total effective tax rate	5.48%	37.80%	34.96%	38.20%

The difference in rate for foreign tax amounts contains tax positions taken on the non-U.S. subsidiaries acquired in connection with the Xpedite Business acquisition as of the Company's fiscal year ended July 31, 2011. Pursuant to the preparation and filing of the year end tax returns during the Company's Fiscal 2012 Quarter, the Company made changes to its tax positions to more accurately reflect the foreign taxes.

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

EASYLINK SERVICES INTERNATIONAL CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
(tabular data in thousands, except per share data)
(Unaudited)

12. SUBSEQUENT EVENTS

Merger Agreement
On May 1, 2012, the Company entered into the Merger Agreement with Open Text and Merger Sub. Under the terms and subject to the conditions set forth in the Merger Agreement, including the requirement that the Company's stockholders approve the adoption of the Merger Agreement, Merger Sub will be merged with and into the Company, and the Company will survive the merger as a wholly-owned subsidiary of Open Text (the “Merger”). The total cash consideration upon the closing of the Merger will be approximately $251.2 million.

If the Merger is completed, each share of the Company's common stock issued and outstanding immediately prior to the effective time, other than shares owned by Open Text or Merger Sub, treasury shares or shares with respect to which the holder has properly exercised and maintained dissenters' rights, will be automatically converted into the right to receive an amount of cash equal to $7.25, without interest and less any applicable withholding taxes. Stock options outstanding immediately prior to the effective time of the Merger will be accelerated, then cancelled, and holders will receive an amount in cash equal to the difference between $7.25 and the exercise price per share of the applicable stock option.

Consummation of the Merger is subject to certain conditions, including, without limitation, the following: (i) the Merger Agreement and the Merger having been approved by the affirmative vote of a majority of the outstanding shares of the Company's class A common stock entitled to vote thereon; (ii) the holders of not more than 10% of the outstanding shares of the Company's class A common stock having properly exercised appraisal rights with respect to the Merger in accordance with applicable law; (iii) the Stockholder Rights Agreement, dated as of August 25, 2009, between the Company and American Stock Transfer and Trust Company, LLC, as rights agent, as amended by an amendment entered into pursuant to the Merger Agreement, being in full force and effect in accordance with its terms; (iv) since the date of the Merger Agreement, no “Company Material Adverse Effect” (as defined in the Merger Agreement) having occurred; (v) all waiting periods (and extensions thereof) applicable to the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), and any other applicable foreign antitrust, competition or similar law having expired or been terminated; and (vi) the absence of any law, order or judgment prohibiting or otherwise making illegal consummation of the Merger. Moreover, each party's obligation to consummate the Merger is subject to certain other conditions, including without limitation (a) the accuracy of the representations and warranties made by the other party to the Merger Agreement, subject to customary materiality qualifiers, and (b) the compliance by the other party with its pre-closing obligations and covenants thereunder, subject to customary materiality qualifiers.

The Merger Agreement contains certain termination rights for both Open Text and the Company and provides that, in the event of termination of the Merger Agreement under specified circumstances, the Company may be required to reimburse Open Text for its fees and expenses incurred in connection with the preparation, negotiation, execution and performance of the Merger Agreement and may be required to pay Open Text a termination fee of $9.4 million (less any fees or expenses previously reimbursed by the Company).

A special meeting of the Company's stockholders has been scheduled for July 2, 2012, to consider a proposal to approve the adoption of the Merger Agreement. The Company has set May 22, 2012 as the record date for the special meeting. On May 22, 2012, the Company filed a Preliminary Proxy Statement on Schedule 14A with the SEC relating to such special meeting of the Company's stockholders.

On May 21, 2012, the Company and Open Text received confirmation of early termination of the waiting period under the HSR Act, effective immediately. Although early termination of the waiting period under the HSR Act has been received, the Antitrust Division of the Department of Justice and the Federal Trade Commission, state attorneys general and others may nevertheless still challenge the Merger on antitrust grounds and either before or after the completion of the Merger, any such agencies or persons or others could take action under the antitrust laws, including, without limitation, seeking to enjoin the completion of the Merger.

Litigation

Subsequent to the announcement of the Merger, the Company, its directors, Open Text and Merger Sub were named as defendants in a putative class action complaint, captioned Hull v. Kim D. Cooke, et al., Civil Action No. 12-A-04020-3, which was filed on May 7, 2012, and a putative class action complaint, captioned Biggs v. Thomas J. Stallings, et al., Civil Action No. 12-A-04328-7, which was filed on May 15, 2012, both of which were filed in the Superior Court of Gwinnett County, State of Georgia. The actions, brought on behalf of a putative class of stockholders of the Company, generally allege that the Company's directors breached their fiduciary duties owed to the Company's stockholders in connection with the proposed acquisition by,

EASYLINK SERVICES INTERNATIONAL CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
(tabular data in thousands, except per share data)
(Unaudited)

among other things, failing to maximize stockholder value, failing to disclose all material information concerning the Merger and failing to act in the best interests of the Company's stockholders. The complaints further allege that the Company, Open Text and Merger Sub aided and abetted the purported breaches by the Company's directors. The plaintiffs seek injunctive and other equitable relief, including enjoining us from consummating the Merger, and damages, in addition to fees and costs. On May 25, 2012, the plaintiffs filed a motion to consolidate the two actions and appoint both plaintiffs as co-lead plaintiffs.

In addition, the Company, its directors and Merger Sub were named as defendants in a putative class action complaint, captioned Gross v. EasyLink Services International Corp., et al., Case No. 7505, which was filed on May 8, 2012 in the Court of Chancery of the State of Delaware. The Gross action asserted allegations similar to those asserted in the Georgia actions. On May 16, 2012, the plaintiff in the Gross action filed a request for voluntary dismissal of that case.

The Company believes that the claims asserted in these actions are without merit and intends to vigorously defend these matters.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statement Disclaimer

All statements other than statements of historical facts included in this quarterly report on Form 10-Q regarding the timing or likelihood of completing the Merger, our financial position, business strategy and plans and objectives of management for future operations are forward-looking statements. These forward-looking statements are based on the beliefs of management, as well as assumptions made by and information currently available to management. When used in this quarterly report on Form 10-Q, the words “anticipate,” “believe,” “estimate,” “expect,” “may,” “will,” “hope,” “continue” and “intend,” and words or phrases of similar import, as they relate to the timing or likelihood of completing the Merger, our financial position, business strategy and plans, or objectives of management, are intended to identify forward-looking statements. These statements reflect our current view with respect to future events and are subject to risks, uncertainties and assumptions related to various factors, including, without limitation, those described in Item 1A of Part II of this quarterly report on Form 10-Q under the heading “Risk Factors” and in our registration statements and periodic reports filed with the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Securities Act of 1933, as amended (the “Securities Act”).

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

Recent Developments

On May 1, 2012, we entered into the Merger Agreement with Open Text and Merger Sub. Under the terms and subject to the conditions set forth in the Merger Agreement, including the requirement that our stockholders approve the adoption of the Merger Agreement, Merger Sub will be merged with and into us, and we will survive the merger as a wholly-owned subsidiary of Open Text (the “Merger”). The total cash consideration upon the closing of the Merger will be approximately $251.2 million. For additional information on the Merger, see Note 12, Subsequent Events of Notes to Condensed Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q (Unaudited).

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

On October 21, 2010, in order to strengthen and broaden our product offerings and capture market share, we acquired the Xpedite Business from PGI. For additional information on the Xpedite Business,  see Note 2, Acquisition of Notes to Condensed Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q (Unaudited). Beginning from the October 21, 2010 acquisition date, the operating results of the Xpedite Business are included in the financial results of the Company. The addition of the Xpedite Business has significantly increased the revenue in our On Demand segment and affected our gross margins with related impacts on the cost of revenue and other expense items within our results of operations as compared to prior periods.  The integration of the Xpedite Business and the servicing of the acquisition debt will be important drivers of our financial results in future reporting periods.
Approximately 40% and 41% of our service revenues for the three and nine months ended April 30, 2012, respectively, were from customers outside of the U.S. compared to 44% and 41% for the three and nine months ended April 30, 2011, respectively. Accordingly, our service revenues can fluctuate based on the performance of non-U.S. economies and significant changes in the value of the U.S. Dollar in relation to foreign currencies.  Our On Demand international operations are primarily denominated in Japanese Yen, Euros, Pounds Sterling and Australian Dollars.
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

Fiscal 2012 Quarter Compared to the Fiscal 2011 Quarter

Results of Operations

In this quarterly report on Form 10-Q we refer to the three months ended April 30, 2012 as the “Fiscal 2012 Quarter” and the three months ended April 30, 2011 as the “Fiscal 2011 Quarter.”

The following table reflects consolidated operating data, revenue, cost of services and gross profit by reported segment. All significant intersegment activity has been eliminated. Accordingly, the segment results below exclude the effect of transactions with our subsidiaries.

	Fiscal Quarter
	2012	2011	Variance
Service revenues, net:
On Demand
Fax Services	$27,893	$28,358	$(465)
DCM Services	521	461	60
Production Email	4,453	5,111	(658)
Notifications Services	1,998	2,792	(794)
Other Services	1,849	1,734	115
Total On Demand	36,714	38,456	(1,742)

Supply Chain
EDI Services	7,487	7,808	(321)
Telex Services	1,204	1,518	(314)
Total Supply Chain	8,691	9,326	(635)

Total Service revenues, net:	45,405	47,782	(2,377)

Cost of services:
On Demand	12,821	14,154	(1,333)
Supply Chain	2,496	2,234	262
Total Cost of services	15,317	16,388	(1,071)

Gross profit:
On Demand	23,893	24,302	(409)
Supply Chain	6,195	7,092	(897)
Total Gross profit	30,088	31,394	(1,306)

Product development and enhancement	3,261	3,338	(77)
Selling and marketing	6,726	6,750	(24)
General and administrative	12,583	12,841	(258)
Acquisition and integration related	1,033	—	1,033
Total Operating expenses	23,603	22,929	674

Other expense	(1,905)	(1,488)	(417)
Income before income taxes	$4,580	$6,977	$(2,397)

Fiscal 2012 Quarter Highlights

Service revenues, net — Total revenue for the Fiscal 2012 Quarter was $45.4 million, a decrease of $2.4 million, or 5.0%, as compared to the Fiscal 2011 Quarter. Foreign currency exchange translation decreased revenue in the Fiscal 2012 Quarter by approximately $0.1 million. On Demand revenue decreased $1.7 million, or 4.7%. The On Demand revenue decline was primarily driven by the exit of certain low margin contracts that came with the Xpedite Business of approximately $0.8 million, coupled with declining volumes in production email related to our financial service customers and reduction in voice notification activity, which were tempered by increasing volumes in fax related to our professional service customers. Supply Chain revenue decreased $0.6 million, or 6.8%, from the Fiscal 2011 Quarter, as compared to the Fiscal 2012 Quarter, due to volume decreases in Telex and loss of a customer reseller in EDI.
Gross Profit — Gross profit for the Fiscal 2012 Quarter decreased $1.3 million, or 4.2% when compared to the Fiscal 2011 Quarter.  Gross margin for the Fiscal 2012 Quarter increased to 66.3% from 65.7% in the Fiscal 2011 Quarter. The increase in gross margin was mainly driven by the exit of certain low margin contracts associated with the Xpedite Business. Total cost of services decreased $1.1 million, or 6.5%, due to reduced telecommunication costs associated with the exit of the low margin contracts mentioned above, along with reductions in employee related expense.
Operating Expenses — Operating expenses for the Fiscal 2012 Quarter totaled $23.6 million versus $22.9 million for the Fiscal 2011 Quarter, representing an increase of approximately $0.7 million, or 2.9%. The increase in operating expenses is primarily due to $1.0 million in acquisition and integration related charges coupled with approximately $0.6 million of increased legal expenses associated with our current litigation. See Note 9, Commitments and Contingencies, of Notes to Condensed Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q (Unaudited) for additional information on our current litigation. Acquisition and integration charges for the Fiscal 2012 Quarter include consultation, legal and professional fees related to the Merger. See Note 12, Subsequent Event, of Notes to Condensed Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q (Unaudited) for additional information regarding the Merger. These increases were tempered by reduced bad debt expense of $0.4 million, savings associated with the termination of the transition services agreement associated with the Xpedite Business acquisition of $0.1 million, and decreases in depreciation and amortization in the Fiscal 2012 Quarter primarily due to the change in the preliminary estimate of the purchase price allocation of the Xpedite Business during the Fiscal 2011 Quarter coupled with the completion of amortization related to definite lived intangible assets from prior acquisitions of $0.4 million.
Other Expense — Other expenses for the Fiscal 2012 Quarter consist mainly of net interest expense of approximately $1.3 million, which included $1.0 million in net cash interest expense, $0.1 million in interest expense from the amortization of the discount on the Term Loan and $0.2 million in interest expense associated with the interest rate swap we entered into during Fiscal 2011. See Liquidity and Capital Resources below for additional information regarding the interest rate swap.  Interest expense for the Fiscal 2012 Quarter decreased $0.4 million from the Fiscal 2011 Quarter, due to lower principal on the 2010 Loans. Other non-operating expense for the Fiscal 2012 Quarter totaled $0.6 million versus Other non-operating income of $0.2 million for the Fiscal 2011 Quarter. The increase of $0.4 million in other non-operating expense during the Fiscal 2012 Quarter relates to foreign exchange losses related to our international operations.

Nine Months Ended April 30, 2012 Compared to Nine Months Ended April 30, 2011

The following table reflects consolidated operating data, revenue, cost of services and gross profit by reported segment. All significant intersegment activity has been eliminated. Accordingly, the segment results below exclude the effect of transactions with our subsidiaries.

	Nine Months
	2012	2011	Variance
Service revenues, net:
On Demand
Fax Services	$83,021	$66,651	$16,370
DCM Services	1,631	1,428	203
Production Email	13,714	11,392	2,322
Notifications Services	6,552	6,099	453
Other Services	5,237	3,774	1,463
Total On Demand	110,155	89,344	20,811

Supply Chain
EDI Services	22,994	23,846	(852)
Telex Services	3,775	4,752	(977)
Total Supply Chain	26,769	28,598	(1,829)

Total Service revenues, net:	136,924	117,942	18,982

Cost of services:
On Demand	38,801	33,281	5,520
Supply Chain	6,790	7,192	(402)
Total Cost of services	45,591	40,473	5,118

Gross profit:
On Demand	71,354	56,063	15,291
Supply Chain	19,979	21,406	(1,427)
Total Gross profit	91,333	77,469	13,864

Product development and enhancement	9,298	8,833	465
Selling and marketing	19,639	16,483	3,156
General and administrative	39,461	32,829	6,632
Acquisition and integration related	1,480	2,415	(935)
Total Operating expenses	69,878	60,560	9,318

Other expense	(5,310)	(3,565)	(1,745)
Income before income taxes	$16,145	$13,344	$2,801

In Fiscal 2011 we acquired the Xpedite Business from PGI. It should be noted that the comparisons to the nine months ended April 30, 2011 only include the results of the Xpedite Business from the date of the acquisition, October 21, 2010, through April 30, 2011.

Service revenues, net — Total revenue for the nine months ended April 30, 2012 was $136.9 million, an increase of $19.0 million, or 16.1%, as compared to the nine months ended April 30, 2011. Foreign currency exchange translation increased revenue in the nine months ended April 30, 2012 by approximately $0.4 million. On Demand revenue increased $20.8 million, or 23.3% from the nine months ended April 30, 2011. The Xpedite Business contributed $80.4 million of revenue for the nine months ended April 30, 2012, as compared to $59.5 million in the nine months ended April 30, 2011, which was the main driver for the On Demand revenue increase. The increase in revenue in the On Demand segment was tempered by declines driven by the exit of certain low margin contracts that came with the Xpedite Business, coupled with declining volumes in production email related to our financial service customers and reduction in voice notification activity, which were offset by increasing volumes in fax related to our professional service customers. Supply Chain revenue decreased $1.8 million, or 6.4%, from the nine months ended April 30, 2011, as compared to the nine months ended April 30, 2012, due to volume decreases in Telex and loss of a customer reseller in EDI.
Gross Profit — Gross profit increased $13.9 million, or 17.9%, from the nine months ended April 30, 2011, as compared to the nine months ended April 30, 2012.  The Xpedite Business contributed $51.0 million in gross profit during the nine months ended April 30, 2012 as compared to $35.3 million in the nine months ended April 30, 2011. Gross margin for the nine months ended April 30, 2012 increased to 66.7% from 65.7% in the nine months ended April 30, 2011. The increase of gross margin as a percentage was mainly driven by the exit of certain low margin contracts that came with the Xpedite Business during the Fiscal 2012 Quarter. The On Demand services have grown to 80.4% of total revenue in the nine months ended April 30, 2012 from 75.8% in the nine months ended April 30, 2011. The On Demand services have a higher cost of delivery driven by the telecommunication expenses for fax services. Total cost of services increased $5.1 million, or 12.6%, due to the cost of delivery for the Xpedite Business along with increases in outside professional services, which were mitigated by reductions in employee related expense and depreciation expense.
Operating Expenses — Operating expenses for the nine months ended April 30, 2012 totaled $69.9 million versus $60.6 million for the nine months ended April 30, 2011, representing an increase of $9.3 million, or 15.4%. The increase in operating expenses during the nine months ended April 30, 2012 is primarily attributable to the acquisition of the Xpedite Business, which contributed $32.4 million, or 46.4% of operating expenses in the nine months ended April 30, 2012 as compared to $24.0 million, or 39.6% of operating expenses in the nine months ended April 30, 2011.
During the nine months ended April 30, 2012, we recognized $1.5 million in acquisition and integration related charges as compared to $2.4 million in the nine months ended April 30, 2011. Acquisition and integration related charges reflected in operating expenses include, but are not limited to, transaction costs such as legal and accounting professional fees directly related to the acquisition, termination and related costs for transitional and certain other employees, integration related professional fees and other post business combination related expenses associated with the Xpedite Business. In addition, acquisition and integration charges include consultation, legal and professional fees related to the Merger. See Note 12, Subsequent Event, of Notes to Condensed Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q (Unaudited) for additional information regarding the Merger.
In addition to the decrease in acquisition and integration related charges of $0.9 million, operating expenses decreased $1.0 million related to the termination of the transition service agreement entered into in connection with the purchase of the Xpedite Business. Amortization decreased $1.6 million due to the completion of amortization related to definite lived intangible assets from prior acquisitions. These decreases were off-set by higher stock compensation costs of $1.2 million and increased legal expenses of $3.2 million associated with our current litigation as compared to the nine months ended April 30, 2011. See Note 9, Commitments and Contingencies, of Notes to Condensed Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q (Unaudited) for additional information on our current litigation.
Other Expense — Other expenses for the nine months ended April 30, 2012 consist mainly of net interest expense of approximately $4.3 million, which included $3.2 million in net cash interest expense, $0.5 million in interest expense from the amortization of the discount on the Term Loan and $0.6 million in interest expense associated with the interest rate swap we entered into during Fiscal 2011. See Liquidity and Capital Resources for additional information regarding the interest rate swap. Interest expense for the nine months ended April 30, 2012 increased $0.2 million from the nine months ended April 30, 2011, due to the 2011 Loans, entered into in our first fiscal quarter of Fiscal 2011. Other non-operating expense for the nine months ended April 30, 2012 totaled $1.1 million versus other non-operating income of $0.5 million for the nine months ended April 30, 2011. The increase of $1.6 million in other non-operating expense during the nine months ended April 30, 2012 relates to foreign exchange losses related to our international operations.

Liquidity and Capital Resources

Our principal source of liquidity consists of cash generated from operations. Cash and cash equivalents decreased approximately $7.6 million to a total balance of $22.5 million as of April 30, 2012 from $30.2 million as of July 31, 2011, primarily as a result of repayment of outstanding indebtedness.

Operating Activities. Our net cash provided by operating activities for the nine months ended April 30, 2012 was $23.3 million, an increase of $5.5 million, or 28.5%, as compared to the nine months ended April 30, 2011. The most significant contributor to the increase in our net cash provided by operating activities is an increase of $2.3 million in our net income, which is primarily attributable to the inclusion of the Xpedite Business. As the majority of our revenue is recurring under contract, it is primarily affected by the volumes incurred by the customer using the underlying messaging application. Operating expenses are primarily driven by labor costs and telecom costs which are directly tied to customer utilization of messaging services.

Our accounts receivable decreased approximately $2.2 million in the nine months ended April 30, 2012. We had a days sales outstanding (“DSO”) of 56.3 and 58.3 as of April 30, 2012 and July 31, 2011, respectively.  We consider our DSO to be within the industry norm and do not see any trends in our DSO that will negatively affect our future liquidity.

Debt Financing Activities. In connection with the Xpedite Business acquisition, we entered into the 2010 Loans. The 2010 Loans call for quarterly payments of $4.1 million with interest and a final balloon payment in October 2014, with interest.  At April 30, 2012 there was $0.0 million outstanding on the Revolving Loan and $80.7 million outstanding on the Term Loan. Under the terms of the 2010 Credit Agreement, we made our scheduled quarterly payments of $4.1 million along with interest due. During the nine months ended April 30, 2012, we made payments in the amount of $6.0 million on the Revolving Loan and began to utilize the swingline option to fund day to day cash needs where any shortfall is expected to last less than 30 days.  As of April 30, 2012 the outstanding balance on the swingline was $0.0 million.

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

Foreign exchange gains and (losses) on foreign currency transactions aggregated to $(0.6) million and $(1.4) million for the three and nine months ended April 30, 2012, respectively and $0.1 million and $0.1 million for the three and nine months ended April 30, 2011, respectively. As of April 30, 2012 and July 31, 2011, cumulative translation adjustments included in other comprehensive income amounted to approximately $2.8 million and $2.1 million, respectively.

Sensitivity Analysis

The analysis below is hypothetical and should not be considered a projection of future risks. Earnings projections are before tax.

At April 30, 2012, the potential change in fair value of our outstanding interest rate derivative instrument, assuming a 10 basis point, or approximately 35%, unfavorable shift in the underlying interest rates, would be an approximate loss of $0.1 million. The net impact on reported earnings, after also including the reduction in one year's interest expense on the related debt due to the same shift in interest rates, would be approximately a net gain of $0.1 million.

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

Internal Controls over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the Fiscal 2012 Quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become party to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business.  While the outcome of these matters cannot be predicted with certainty, we currently do not believe that the outcome of any of these claims will have a material adverse effect on our consolidated financial position, results of operations or cash flow.

New York state excise tax - On January 6, 2012, we received a notice from the New York State Department of Taxation and Finance (the “Department”) stating that the Department was assessing we draft assessments of $10.5 million based almost entirely on estimates and assumptions that an excise tax was due on 100% of our New York state revenues for the calendar year ended December 31, 2000 through the calendar year ended December 31, 2009. We believe that the calculation of the assessment is materially flawed and intends to contest it. We believe that any possible reasonable assessment will not be material to us. We establish liabilities when a particular contingency is probable and estimable. We believe an assessment is reasonably possible; however, the reasonably possible exposure to losses cannot currently be estimated at this time.

Litigation

j2 - In June 2008, j2 Global Communications, Inc. (“j2”) brought a patent infringement lawsuit against us, alleging that certain of our services infringe three of j2's patents, U.S. Patent Nos. 6,597,688 (the " '688 patent"), 7,020,132 (the " '132 patent") and 6,208,638 (the " '638 patent") and seeking damages and injunctive relief. The case is pending in the U.S. District Court for the Central District of California and is currently in the discovery phase. We have denied infringing any of the j2 patents and has filed a counterclaim seeking, among other things, a declaratory judgment that the j2 patents are invalid. Discovery in the matter is ongoing. The case is currently scheduled for trial in February 2013.

j2 attempted in the above-mentioned lawsuit to add an additional allegation of infringement of U.S. Patent No. 6,350,066 (the " '066 patent") against a newly acquired Xpedite Business service, which the Court denied. Thereafter, in May 2011, j2's wholly-owned subsidiary Advanced Messaging Technologies Inc. (“AMT”) brought a new patent infringement lawsuit against us in the U.S. District Court for the Central District of California alleging that we infringe the '066 patent. On March 9, 2012, AMT filed an Amended Complaint adding j2 as a plaintiff and adding allegations of infringement of the '688, '132, and '638 patents. AMT and j2 are seeking an injunction, royalties and damages. We have denied infringing the AMT patent and have filed a counterclaim seeking, among other things, a declaratory judgment that all of the asserted patents are invalid. Discovery in the matter is ongoing. The case is currently scheduled for trial in March 2013.

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

We believe we have meritorious defenses to the j2 and AMT allegations and because they are at various stages of defenses, the ultimate outcome or range of outcomes is not yet determinable.

New York state sales tax - As a result of a New York state sales tax audit completed in 2005 of EasyLink Services International, Inc., a dissolved subsidiary of EasyLink Services Corporation, EasyLink Services International, Inc. was assessed approximately $0.5 million in tax, interest, and penalties on sales for the sales tax period beginning March 1, 2001 and ending May 31, 2004.  EasyLink Services International, Inc. appealed the assessment administratively to the New York Division of Tax Appeals, which resulted in an opinion in 2008 in favor of EasyLink Services International, Inc.  In late July 2009, after appeal by the New York Department of Taxation and Finance, the decision was reversed by the administrative New York Tax Appeals Tribunal and remanded back to the administrative law judge to determine allocation and penalty issues.  On remand, the Administrative Law Judge upheld the Tax Department's position on the allocation issues but agreed with EasyLink on the penalty issues and cancelled all penalties.  The administrative proceedings are exhausted. EasyLink is currently pursuing a judicial appeal of the July 2009 decision of the Tax Appeals Tribunal by posting a bond and filing a Notice of Petition with the New York State Appellate Division in Albany, New York. New York sales tax audits for subsequent periods are also underway for Easylink Services International, Inc. (for the period June 1, 2004 through May 31, 2005) and Easylink Services USA, Inc. (for the period June 1, 2004 through February 28, 2011).  The audits for the subsequent periods are ongoing and the results of those audits are in significant part contingent on what happens in connection with the above-referenced sales tax appeal.  No liabilities or assessments have been proposed by the New York Tax Department in for the audits for the subsequent periods at this time.

Merger Related - Subsequent to the announcement of the Merger, we, our directors, Open Text and Merger Sub were named as defendants in a putative class action complaint, captioned Hull v. Kim D. Cooke, et al., Civil Action No. 12-A-04020-3, which was filed on May 7, 2012, and a putative class action complaint, captioned Biggs v. Thomas J. Stallings, et al., Civil Action No. 12-A-04328-7, which was filed on May 15, 2012, both of which were filed in the Superior Court of Gwinnett County, State of Georgia. The actions, brought on behalf of a putative class of stockholders of ours, generally allege that our directors breached their fiduciary duties owed to its stockholders in connection with the proposed acquisition by, among other things, failing to maximize stockholder value, failing to disclose all material information concerning the Merger and failing to act in the best interests of its stockholders.  The complaints further allege that we, Open Text and Merger Sub aided and abetted the purported breaches by our directors. The plaintiffs seek injunctive and other equitable relief, including enjoining us from consummating the Merger, and damages, in addition to fees and costs. On May 25, 2012, the plaintiffs filed a motion to consolidate the two actions and appoint both plaintiffs as co-lead plaintiffs.

In addition, we, our directors and Merger Sub were named as defendants in a putative class action complaint, captioned Gross v. EasyLink Services International Corp., et al., Case No. 7505, which was filed on May 8, 2012 in the Court of Chancery of the State of Delaware.  The Gross action asserted allegations similar to those asserted in the Georgia actions and requesting similar relief. On May 16, 2012, the plaintiff in the Gross action filed a request for voluntary dismissal of that case.

We believe that the claims asserted in these putative actions are without merit and intend to vigorously defend these matters.

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

On May 1, 2012, we entered into the Merger Agreement with Open Text. This transaction is subject to the approval by our shareholders and subject to the satisfaction or waiver of certain other closing conditions. We may not be able to complete the Merger due to, among other things, the failure to obtain the requisite shareholder approval or the failure to satisfy other conditions to consummate the Merger.

In addition to other factors and matters contained in or incorporated by reference in this report, we believe the following factors could cause actual results to differ materially from those discussed in the forward-looking statements:

•
the occurrence of any event, change or other circumstances that could give rise to the termination of the Merger Agreement, including a termination under circumstances that could require us to pay a termination fee;

•	Open Text's cash resources being sufficient to complete the Merger and the transactions contemplated thereby;

•	the effect of the announcement of the Merger on our business relationships, operating results and business generally, including our ability to retain key employees;

•
the inability to complete the Merger due to the failure to obtain the approval of the holders of a majority of the outstanding shares of class A common stock or the failure to satisfy other conditions to completion of the Merger, including the failure to obtain any necessary regulatory approvals;

•	the failure of the Merger to close for any other reason;

•	the possibility that alternative takeover proposals will or will not be made;

•	risks that the proposed transaction disrupts current plans and operations and the potential difficulties in employee retention as a result of the Merger;

•	the outcome of any legal proceedings, regulatory proceedings or enforcement matters that may be instituted against us or others relating to the Merger Agreement;

•	diversion of management's and our other employees' attention from ongoing business concerns;

•	the Merger Agreement's contractual restrictions on the conduct of our business prior to the completion of the Merger;

•	the possible adverse effect on our business and the price of our shares of class A common stock if the Merger is not consummated in a timely fashion or at all; and

•	the amount of the costs, fees, expenses and charges related to the Merger.

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

Date: May 30, 2012

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